Form 10-K405
GLENAYRE TECHNOLOGIES INC
filed 1995-03-29
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

    [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1994

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from                      to

                        Commission File Number 0-15761

                         GLENAYRE TECHNOLOGIES, INC.
           (Exact name of Registrant as specified in its charter)

          DELAWARE                                       98-0085742
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

4201 CONGRESS STREET, SUITE 455, CHARLOTTE, NORTH CAROLINA              28209
(Address of principal executive offices)                               Zip Code

                                   (704) 553-0038
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class               Name of each exchange on which registered
      None                                           None

Securities registered pursuant to Section 12(g) of the Act:

                             Title of Class
                     Common Shares, $.02 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 1995 was approximately $891,614,000. The number of shares of the Registrant's common stock outstanding on March 8, 1995 was 25,185,697.

DOCUMENTS INCORPORATED BY REFERENCE:

      Document                                            Location in Form 10-K
Proxy Statement for 1995 Annual Meeting of Stockholders            Part III

Except as noted, the information in this Form 10-K has been adjusted to reflect a 3-for-2 stock split of the Company's common stock effected in the form of a 50% stock dividend distributed January 5, 1995 to
stockholders of record on December 22, 1994.   All references to "1992
net sales" mean pro forma net sales for the year ended December 31, 1992 as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations - Part II Item 7 of this report.

                                   PART I
                             ITEM 1.  BUSINESS

INTRODUCTION

Glenayre Technologies, Inc. ("Glenayre" or the "Company") is a leading worldwide supplier of telecommunications equipment and related software used by service providers in the rapidly growing paging and other wireless personal communications markets. The Company designs, manufactures, markets and services switches, transmitters, controls and software used in personal communications systems (including paging, voice messaging, and message management and mobile data systems), transit communication systems and radio telephone systems.

Glenayre believes, based on the number of units sold to paging service providers, that it has the leading market share in the United States paging market and that it is a leading participant in the international markets for sales of paging systems, including switches, transmitters, controllers and related software. See "Competition." Paging systems represented approximately 71% of the Company's 1994 net sales, while voice messaging systems, the Company's second largest product line, represented approximately 16% of 1994 net sales. The Company believes its proprietary software and hardware represent a significant technological and physical competitive advantage, and that its large base of installed equipment provides Glenayre with the opportunity for follow-on sales of additional products to existing customers. See "Products--Paging Systems--Switches" and "--Radio Frequency Equipment - Transmitters and Receivers".

Glenayre markets its products in over 80 countries worldwide directly to the major paging, cellular and telephone operating companies and to governmental agencies. The Company's extensive customer base includes, among others, most of the leading United States paging service providers, based upon numbers of pagers in service, such as: Paging Network, Inc., MobileMedia Paging Services Inc., Mobile Communications Corporation of America, Airtouch Paging, Inc. and AT&T Wireless, Inc. International customers include, among others, Importaciones Electronicas Ribesa, S.A. de C.V.; Telechamada - Chamada de Pessoas, S.A.; Infomobile, S.A.; CERSA; Korean Mobile Telephone Corporation; various agencies and provinces of People's Republic of China; Hutchison Paging Ltd.; Goldstar Telecommunication Co. Ltd.; and Pilipino Telephone Company.

The Company was incorporated pursuant to the laws of the State of Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices of the Company are located at 4201 Congress Street, Suite 455, Charlotte, NC 28209. The Company's telephone number is (704) 553-0038.

PENDING BUSINESS ACQUISITION

On January 3, 1995, the Company entered into an agreement to acquire Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The estimated purchase price of approximately $30.3 million consists of 750,000 shares of the Company's common stock (including approximately 228,000 shares issuable upon exercise of stock options) valued at approximately $29.1 million based on the stock price at the date of the agreement and approximately $1.2 million in acquisition costs. The actual purchase price may differ from the estimated purchase price because of fluctuations in the price of the Company's common stock between the date of the agreement and the date of closing. The acquisition will be accounted for as a purchase and is expected to be completed by May 1995. The acquisition is subject to approval by the MUX shareholders.

INDUSTRY BACKGROUND

The wireless personal communications industry has grown rapidly over the last decade, driven by the increasing demand for mobile telecommunications services and the recent development and expansion of global markets for paging, cellular, mobile data, and other mobile personal communications technologies. Changes in telecommunications regulations, including new allocations of radio spectrum, have further stimulated growth in this industry. While the wireless personal communications industry today is primarily focused on the delivery of paging-based messaging and cellular telephony, the industry is expected to broaden dramatically over the next decade with the deployment of new personal communications services. Personal communications services represent a range of alternative (complementary or competitive) services that are expected to provide voice and/or data communications capabilities through the linkage of computers and communications technologies.

Such capabilities are likely to include advanced paging and messaging, mobile data, micro-cellular, second generation cordless telephones (CT-2) and wireless PBX. The features of these alternative systems, such as equipment and service costs, size of the end-user device, length of battery life and extent of coverage, will vary. These features are expected to expand the market beyond traditional business applications into the broader consumer market. As paging is currently considered the lowest cost form of wireless personal communication, the Company believes it is uniquely qualified to constitute a platform for the delivery of many new personal communication services. Not only is paging inexpensive relative to other alternatives, it also provides virtually ubiquitous coverage and has the advantage of using a compact end-user device with extended battery life.

Economic and Management Consultants International, Inc. ("EMCI") estimates that at the end of 1993, there were 44 million paging subscribers worldwide. EMCI forecasts that the total number of pager-type devices in use worldwide by the year 2000 will exceed 130 million. According to a 1994 market study by EMCI, in the United States, there were approximately 19.8 million pagers in service in 1993 and over 24.5 million in 1994, an increase of nearly 24%. While the growth rate of the paging industry is difficult to determine precisely, EMCI estimated in 1994 that the number of pagers in service in the United States will grow at the rate of approximately 3-4 million units or 12-16% per year for the next few years. Based upon the relatively low level of paging service penetration in international markets such as People's Republic of China, South Korea and India, and the continuing trend towards privatization of telecommunication services in many countries, the Company expects the rate of growth of pagers in use in international markets to exceed the rate of growth of pagers in use in the United States. There can be no assurance that such growth will occur. Although the Company believes that rapid growth in the number of pagers in use will result in increased demand for the Company's products, growth rates in revenue from paging system equipment sold by Glenayre does not directly correlate with the growth rates of pagers in use. From 1992 to 1994, the Company's revenues from sales of paging equipment grew at an annual compound rate of approximately 33%. Based on information from various sources, the Company estimates that during that same period, the number of pagers in use worldwide grew at an annual compound rate of approximately 25%. However, the Company's growth rate in sales in subsequent years may be lower than the growth rate of pagers in use due to the continued development of products provided by the Company and others making paging system equipment more efficient, thereby allowing more paging subscribers to be served by the expansion of existing equipment rather than the more costly replacement of existing equipment.

The paging services industry has been in existence since 1949 when the Federal Communications Commission ("FCC") allocated radio spectrum for use in providing one-way and two-way types of mobile communications services. The paging services industry initially grew slowly as the quality and reliability of equipment was developed and the market began to perceive the benefits of mobile communications. Equipment reliability improved dramatically in the 1970s and potential customers gained a better understanding of the time savings and efficiencies that paging services could provide.

The 1980s saw significant developments in the paging services industry. The numeric pager supplanted tone and voice pagers as the most popular paging product. In addition, certain large paging service providers grew rapidly by acquiring smaller local service providers. RCR, an industry publication, reported in 1994 that approximately 59% of the pagers in service in the United States were served by the twenty companies in the industry having the largest subscriber bases, with three companies representing the majority of this percentage. Finally, in 1994, the FCC allocated additional radio frequencies which expanded the capacity of the paging services industry and allowed new entrants into markets where additional frequencies were previously unavailable.

Internationally, paging has historically been offered by state-owned telephone companies through what is known as operator-assisted service. As a result, a person seeking to reach a paging subscriber had to speak with an operator. This process impeded the growth of paging and in most countries, paging service did not evolve as rapidly as it did in United States. Except in a few countries such as Singapore, Japan and Hong Kong, development of paging systems has been more limited. Recent allocations of radio paging frequencies to other than government-owned telephone companies in a number of countries including the United Kingdom, Hong Kong, Thailand, Indonesia, South Korea, India, Japan, Austria, Spain and Germany, together with the upgrade of telephone systems generally, have led to considerably higher growth rates of paging subscribers in these countries than in United States.

The most common paging service is numeric paging, in which a subscriber receives a numeric message that may consist of a telephone number, an account number or coded information. The newest paging service offers alphanumeric capabilities, enabling subscribers to receive complete messages of words and numbers. The Company believes that the growth in alphanumeric pagers and other personal communications devices that receive alphanumeric messages, such as portable computers and electronic organizers, will continue to be driven by increased demand for mobile data communications. Additionally, a new generation of Narrowband Personal Communications Services ("NPCS") as described below is expected provide subscriber growth as a result of these enhanced features and capabilities.

Narrowband Personal Communication Services Spectrum

The FCC, the United States' federal-level frequency governing organization and NPCS auctioning body, has provided new frequencies (through auctions) for new narrowband personal communications services. In mid 1994, the FCC auctioned ten nationwide Narrowband PCS licenses for approximately $650 million. Many of Glenayre's existing customers were successful in the auction process and paid more than $70 million for a NPCS license. During the last half of 1994, the FCC awarded eleven nationwide licenses (one of which was a Pioneer's Preference license granted to Mobile Telecommunication Technologies Corp. before the auction took place) and thirty U.S. nationwide regional licenses for
NPCS.   During 1995, the FCC will accept bids for 1,344 additional NPCS outbound licenses covering smaller geographic areas called Major and Basic Trading Areas (MTA/BTA licenses). In the future, there will also be auctions for 1,968 MTA/BTA inbound channels. The FCC has not designated specific uses for this NPCS spectrum but it anticipates that the auction winners will use these licenses to provide such new services as advanced voice paging, two-way acknowledgment paging, location paging, and data services. However, the FCC is restricting these licenses to exclude the provision of traditional broadcasting services or fixed services unless such services are reasonably ancillary to mobile services.

The NPCS spectrum is at three separate locations within the total frequency spectrum, specifically at 901- 902 MHz, 930-931 MHz and 940-941 MHz. Initially, the spectrum located at 930-931 MHz and 940-941 MHz will be used for outbound or forward message transmission to the NPCS end-user device. This spectrum usage is similar to traditional paging except that substantially more information can be transmitted based on the higher speeds and the increased spectrum allocated to each NPCS licensee.

The 901-902 MHz spectrum will be used for inbound or reverse signaling from the NPCS end-user device back to the call initiator. The capability of inbound signaling from the NPCS end-user device is another service that differentiates NPCS from traditional paging which is one-way (outbound) only.

A NPCS nationwide license gives the licensee the right to transmit signals at a designated frequency within all fifty states of the United States, Washington D.C., American Samoa, Guam, the Northern Marianas Islands, Puerto Rico, and the United States Virgin Islands. These nationwide licenses are divided into 50 KHz paired (outbound and inbound) and unpaired (outbound only) channel categories, including five 50/50 KHz paired licenses, three 50/12.5 KHz paired licenses and three 50 KHz unpaired licenses. The thirty NPCS regional licenses are divided into ten 50/50 KHz and twenty 50/12.5 Khz licenses.

Glenayre's Opportunity in NPCS

All of the nationwide licensees and nine of the twelve regional licensees as of December 31, 1994 are considered current Glenayre customers. Additionally, based on available information, approximately 130 applicants will be bidding for the MTA/BTA licenses, of which approximately 75% are thought to be current Glenayre customers.

This emerging market for the Company's current core products as well as products under development should provide Glenayre with significant sales opportunities over the next few years. In recognition of the importance of NPCS, the Company anticipates using dedicated NPCS sales and product management teams as well as applying specific engineering resources to the development of an optimal NPCS system architecture as well as the individual system components. In addition, manufacturing facility expansions are underway to accommodate Company growth. See
Item 2. Properties.

Industry Competition in Future Years

The paging industry and the Company's business are subject to competition from alternative forms of data communication. In addition, the Company's business is focused primarily upon the wireless telecommunications industry. Future technological advances in the wireless telecommunications industry, including digital-based cellular telephone systems, could result in new products which are competitive with the Company's products. There can be no assurance that the Company will not be adversely affected in the event of such technological advances. While the introduction of more advanced forms of telecommunications, such as the personal communication networks currently under development, may provide opportunities to the Company for the development of new products, these advanced forms of telecommunications may reduce the demand for pagers and thus the type of paging transmission systems and related software designed and sold by the Company. There can be no assurance that the NPCS market will develop or that Glenayre will be able to successfully develop new products or to provide additional enhancements to its existing products in support of this market.

GENERAL DEVELOPMENT OF THE GEMS BUSINESS

On November 10, 1992, the Company acquired the telecommunications equipment and related software business (the "GEMS Business" or "GEMS") of Glentel Inc., a Canadian corporation ("GEL"), for a combination of cash and common stock of the Company (the "Acquisition"). In connection with the Acquisition, substantially all of the GEMS Business employees, including senior management of the GEMS Business, joined the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The GEMS Business was established in Canada in 1963 by GEL to design, manufacture and market industrial and educational electronic equipment. By 1979, maturing markets and technological changes resulted in GEL entering the mobile radio telephone and paging markets. GEL expanded this business in the 1980s as a result of increasing demand for mobile telecommunications products, market share growth, introduction of new products and acquisitions.

John J. Hurley, Vice Chairman, and Ramon D. Ardizzone, President and Acting Chief Executive Officer of the Company, joined the GEMS Business in 1988. At that time the GEMS Business sales totalled approximately $27.2 million, principally in Canada. Management's initial objectives were to expand GEMS' market share in the United States and to participate in the growth in international markets. The first objective was accomplished in 1989 with the acquisition of Quintron Corporation of Quincy, Illinois, a manufacturer of radio paging transmitters and BBL Industries, Inc. ("BBL") of Atlanta, Georgia, a manufacturer of paging switches and voice messaging equipment. In 1989, GEMS' switch manufacturing operations were consolidated at its Vancouver, British Columbia facility. In 1990, the manufacturing of transmitters was consolidated at the Quincy, Illinois facility, the BBL plant was closed, and a smaller space was leased for sales, marketing, administrative, customer service, and voice-messaging engineering personnel in Atlanta, Georgia. Immediately following the restructuring, management implemented a plan to aggressively pursue the sale of wireless telecommunications equipment in international markets by adding sales personnel and offices in targeted high-growth markets. For a description of the Company's revenues with respect to domestic and international operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

Glenayre designs, manufactures, markets and services switches, transmitters, controllers and software used in wireless personal communications systems throughout the world. The Company's principal product families include: paging systems; voice messaging systems; message management systems and mobile data systems; wide-area rural radio telephone systems; and transit communication systems.

PAGING SYSTEMS

Glenayre's paging system products, accounted for approximately 71%, 72% and 70% of net sales for 1994, 1993, and 1992, respectively. Major paging products include switches, transmitters, receivers, controllers and related software. Glenayre believes it has the leading market share in the United States and that it is a leading participant internationally in the paging switch, control, and transmitter market.

Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate a subscriber's pager (a pocket-sized radio receiver carried by the subscriber). Telephone calls for a subscriber are received by a paging switch. A network of transmitters, that broadcasts a signal over a specific geographic area, then receives information from the paging switch through the controller and a radio signal is sent by the transmitters via antennae to a subscriber's pager. The transmitters manufactured by Glenayre are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the pager to emit a beep or to vibrate and to provide the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message. A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location, and has an advantage over a cellular portable telephone in that a pager is smaller, has a much longer battery life, and most importantly, is substantially less expensive to use. The principal disadvantage of traditional paging service in comparison to landline telephones or cellular portable telephones is that paging provides only one-way communication capabilities. However, many of the larger United States paging service providers are expected to introduce advanced two-way wireless messaging services (NPCS) in late 1995 and 1996 which should overcome this limitation of traditional one-way paging.

The design of a paging system is customer specific and depends on (i) the number of paging subscribers the service provider must accommodate,
(ii) the operating radio frequency, (iii) the geography of the service area, (iv) the expected system growth and (v) specific features desired by the customer. Paging equipment hardware and software developed by the Company may be used with all types of paging service, including voice, tone, numeric (telephone number display) or alphanumeric messaging (words and numbers display).

  Switches. The smallest Glenayre switches, the GL3000S and the GL3000ES, can serve as few as 200 subscribers and can be expanded incrementally to a capacity of 50,000 subscribers. Glenayre's large paging switches, the GL3000L and the GL3000XL, support subscriber levels from 30,000 to 1,000,000.

The Company works closely with its customers in the design of large, complex paging networks. The Company also is involved at an early stage in the development of industry wide technology standards. Glenayre is familiar with developments in paging protocol standards throughout the world. Glenayre personnel serve on a Personal Communication Industry Association ("PCIA") committee which is working on new paging protocol standards to supplement current United States paging protocol standards. Therefore, Glenayre believes that its customers' purchasing decisions are based, in large part, on the technological capabilities of such networks, and has adopted networking specifications developed by PCIA. Glenayre believes that its switches have the most advanced networking capability in the industry. This networking capability allows the interconnection of multiple switches to offer a number of wide area capabilities (such as remote billing, roaming and database backup). Glenayre believes that the advanced hardware and software features of its switches ensure high reliability and high volume call processing.

Paging switches manufactured by the Company are constructed in modular fashion, which permits expansion to accommodate growth and the addition of technological enhancements. Paging switch enhancements and upgrades also require the purchase of the Company's components and software. This results from the unique and proprietary software incorporated in Glenayre switches, which the Company believes represents a significant technological competitive advantage.

Radio Frequency ("RF") Equipment - Transmitters and Receivers.
Transmitters are available in frequency ranges of 30MHz to 960MHz and in power levels of 4 watts to 500 watts. Radio link receivers are available in frequency ranges of 66MHz to 960MHz. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C-band frequencies.

Depending upon frequency, antenna height, topography and power, Glenayre transmitter systems are designed to cover broadcast cells with a diameter from 3 to 100 miles. Typical simulcast systems have broadcast cells which vary from 3 to 15 miles in diameter. Glenayre transmitters are designed specifically for the high performance and reliability required for high speed simulcast networks.

Current technology allows a transmitter that is manufactured by Glenayre or by its competitors to be used with the Company's paging switches. However, within a single geographic paging network (comprised of a switch, a control system and a number of transmitters installed in a specific geography) where transmitters simulcast on a single frequency, all transmitters must be of the same make in order to avoid substantial and expensive modifications that would be necessary to assure the integrity of the paging system. The Company believes its large installed base of transmitter equipment provides it with a significant competitive advantage in selling products for system expansions to existing customers.

  Controllers. The Company currently offers three controller products. The GL5000 control system is a medium-feature transmitter control system used primarily in international markets; and the QT1000 is a premier full-feature system providing automatic early notification of system variances and automatic remote adjustment capabilities to ensure that all transmitters in the system remain synchronized. Glenayre's newest control system, the GL-C2000, introduced in 1993, supports all existing digital paging formats and when coupled with the appropriate Glenayre RF hardware, will support all currently proposed "high speed" paging and messaging formats with data transmission rates from 200 to 6,400 bits per second. Glenayre is presently working closely with its customers to develop and test systems which operate at transmission rates up to 25,000 bits per second.

VOICE MESSAGING SYSTEMS

Glenayre's voice messaging products, which accounted for approximately 16% of 1994 net sales, include high speed switches and software designed to serve as the platform for a voice messaging "mailbox" or for direct voice transmission to pagers or other personal communication devices. Such products represented approximately 14% of net sales in each of the years 1993 and 1992. The MVP, a switching product designed by Glenayre exclusively for enhanced messaging systems, allows subscribers both to send and receive voice and data messages to and from other subscribers, or to receive these messages from non-subscribers. The MVP is offered in four sizes. The MVP-E, a small starter system, is capable of supporting from 100 to 10,000 subscribers. The medium sized MVP supports 500 to 35,000 subscribers. The large MVP-MAP (Multi Application Platform) accommodates up to 50,000 subscribers. For systems requiring substantial capacity, the MVP-PCS can accommodate in excess of 200,000 subscribers. The MVP is designed to meet the reliability requirements of, and is marketed to, telecommunication service providers. The MVP has the flexibility to provide multiple services to multiple customers simultaneously. Glenayre believes there are significant opportunities to market these systems directly to businesses in the future.

In addition to its current applications, the MVP switch is presently approved by vendors of cellular and CT-2 products in several countries as a voice switching platform. The MVP, together with the Company's Constant Touch software, provides "one-number access," allowing a subscriber to direct communications to his choice of receiving devices. In addition, it combines the uses of different types of existing communication services such as paging, voice mail, cellular telephone, CT-2 and facsimile.

When a user leaves a voice mail message or facsimile in a subscriber's voice mail box, the MVP switch can automatically page the subscriber, thereby providing notification of the message. The MVP also allows a subscriber to manage telephone calls using a variety of receiving devices. With the "Meet-Me" feature, a telephone call to a subscriber can be routed into the MVP switch where it can be held while the subscriber is immediately notified through a paging device. The subscriber can then choose to accept the call through a wireline or wireless telephone and be connected immediately. Through the "Direct Call with Call Screening" feature, the MVP answers the call, and the caller is asked to record the caller's name and stay on hold while the subscriber is located through a page or telephone call. Once located, the subscriber has numerous options, including connecting with the waiting call, sending the caller to a voice mail box or another telephone number, disconnecting, or listening to the caller's voice message.

Another feature enhancement is "Find-Me," through which the MVP will call a pager, cellular phone or wireline telephone either simultaneously or in a sequence predetermined by the subscriber, to notify the subscriber of an incoming call. In addition to the subscriber's ability to determine these notification priorities, the MVP also allows a subscriber to program a daily schedule of such call destinations, whereby the MVP routes the call to the destinations defined by the subscriber based on the time and day of the week. Finally, the MVP also has integrated facsimile capabilities which can receive an incoming facsimile and notify a subscriber of receipt. The subscriber can select or preprogram the location for fax delivery, forward the fax to another subscriber, or broadcast the fax to individuals on a distribution list. The MVP provides an advanced platform as a service enhancement node for integration into an intelligent network.

OTHER PRODUCTS

Other product sales (message management systems and mobile data systems; wide-area rural radio telephone systems; and transit communication systems) accounted for approximately 4% and 6% of 1994 and 1993 net sales, respectively.

Glenayre's message management systems and mobile data systems combine its paging switch hardware with its proprietary software. Although these products comprised only a small portion of 1994 and 1993 net sales, the Company believes sales of alphanumeric messaging switches and related software will increase as paging subscribers seek expanded data services. Glenayre's GL3900S and GL3900A alphanumeric switches are fully compatible with the Company's paging switches and allow extensive data entry by as few as two to more than 200 telephone operators. Glenayre's alphanumeric messaging and mobile data system products allow an operator at a telephone answering service or at a paging or cellular provider to input, store and transmit messages containing words and numbers by utilizing a paging switch. Alphanumeric and mobile data messages can be sent by telephone, facsimile or computer and can be received by pagers, portable computers, electronic organizers, facsimile equipment and similar personal communication devices. Alphanumeric messages can be transmitted in either analog or digital formats. Due to the continuing demand for lengthier messages and the impact of such demand on scarce radio frequencies, most service providers are migrating to the more efficient, higher speed digital format. Consequently, Glenayre's sophisticated high speed switches and software are particularly well suited for alphanumeric applications. The Company believes that alphanumeric messaging will evolve from the current one-way wireless transmission to a two-way message and response system and that the Company will be a provider of such systems.

In past years, the Company has focused on wide-area mobile radio telephone systems. In 1994, the Company shifted its focus to fixed radio telephone systems to leverage the Company's extensive installed base and experience in this market segment. Glenayre provides the switches, transmitters, and fixed telephones necessary for these systems. The Company's Improved Mobile Telephone Service (IMTS) system is primarily marketed in rural areas as a cost effective alternative to a wireline system. Glenayre's technology in this market has generally been replaced in the United States by rural cellular service. Increased sales of rural radio telephone products will require the development of new markets, particularly in rural areas of developing countries. The Company sells rural radio telephone systems in Asia, Europe, Western Canada, Latin America, and the Middle East. Wide-area rural radio telephone systems differ from cellular phone systems in that they operate at VHF or UHF radio frequencies, provide single site wide-area coverage (unlike the multiple small coverage areas needed for cellular systems), and do not have the roaming capability of cellular systems.

Glenayre's transit communication systems provide two-way on-board communications between buses or light rail trains and central dispatch monitoring stations. The system permits a control dispatcher to monitor automatically the transit vehicle for such information as engine condition, passenger count and money collected. In addition, the operator of the transit vehicle has the ability to verbally communicate, via radio, with the central dispatcher. Glenayre markets these transit communication systems primarily to municipal transit authorities in the United States, Canada and Europe on either a prime or subcontractor basis. Sales of transit communication systems are dependent upon a variety of factors, including the provision of government funding to local transportation authorities.

SERVICE AND SUPPORT

Glenayre provides service to customers on a regular basis and most customers have installation, service or extended warranty contracts with the Company. These revenue generating service activities of Glenayre accounted for approximately 9% and 7% of 1994 and 1993 net sales, respectively. The Company believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by a customer. This relationship is further developed as customers come to depend upon the Company for installation, system optimization, warranty and post-warranty services.

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service organization, known as the Glenayre Care Group, throughout the world. Glenayre's standard warranty provides its customers with repair (at a Glenayre facility) or replacement of all defective Glenayre manufactured equipment. The warranty is valid, in the case of the majority of its transmitters, for two years and, in the case of all other products, for one year from the later of date of shipment or date of installation by a Glenayre qualified technician. The major locations of the Glenayre Care Group are Vancouver, British Columbia; Quincy, Illinois; Atlanta, Georgia; London, England; and Singapore. The Glenayre Care Group, the majority of which consist of technical specialists, maintain the Company's installed base of equipment and are equipped with an automated field service management system to provide more responsive customer service.

CUSTOMERS

Glenayre sells to a range of customers worldwide. In the United States, customers include the regional Bell operating companies, public and private radio common carriers and private carrier paging operators. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers. The following is a partial list of the Company's customers:

           UNITED STATES
Alltel Mobile Communications, Inc.
A+ Communications, Inc.
Airtouch Paging, Inc.
American Paging, Inc.
Ameritech Corporation
Arch Communications Group Inc.
AT&T Wireless, Inc.
Bell Atlantic Mobile Systems, Inc.
Dial Page, Inc.
Map Mobile Communications
Metrocall, Inc.
Mobile Communications Corporation of America
MobileMedia Paging Services Inc.
Mobile Telecommunication Technologies Corp. (Mtel)
Nextel Communications, Inc.
OneComm Corporation
Pacific Bell Mobile
PacWest Telecomm, Inc.
Pagemart, Inc.
Paging Network, Inc. (PageNet)
ProNet, Inc.
Source One Wireless
Tri-State Radio Corp.
USA Mobile Communications, Inc.

                   INTERNATIONAL
British Columbia Telephone Company (Canada)
British Telecommunications PLC (United Kingdom)
Cia Europea de Radiobusqueda, S.A. (CERSA) (Spain)
China Media Development (The People's Republic of China)
Goldstar Telecommunication Co. Ltd. (South Korea)
Heilongjiong PTT (The People's Republic of China)
Hing Tat Investment Ltd. (The People's Republic of China)
Hutchison Paging Ltd. (Hong Kong)
Hutchison Paging U.K. Ltd. (United Kingdom)
Importaciones Electronicas Ribesa, S.A. de C.V. (Mexico)
Infomobile, S.A. (France)
Korean Mobile Telephone Corporation (South Korea)
Nippon Telegraph & Telephone Corporation (Japan)
Nokia Cellular Systems (Finland)
Pilipino Telephone Company (Philippines)
Radio Telecommunication Company (Bulgaria)
Shandong PTT (The People's Republic of China)
Shinawatra Computer Group (Thailand)
Singapore Telecom International Private Limited (Singapore)
Telechamada - Chamada de Pessoas, S.A. (Spain)
World Page Company LTD (Thailand)



Sales to one customer totalled approximately 13% of 1994 net sales. Sales to two customers were each approximately 10% of 1993 net sales. The customers with whom the Company does the largest amount of business generally change from year to year. This results from the timing for development and expansion of its customers' and new customers' systems.

MARKETING AND SALES

The Company markets its products and services in the United States and internationally primarily through a direct sales force. The Company also utilizes distributors and agents to sell its products in certain countries and geographic regions to markets outside of the Company's core markets. The Company has divided the world market into three sales groups (North and South America; Europe, the Middle East, and Africa; and Asia Pacific), each of which is supervised by a sales director/vice president. Additional sales effort in the United States is provided by a sales team which is focused specifically on the voice messaging business. The Company maintains sales offices throughout the United States.

In an effort to better serve its international customers, Glenayre has established sales offices in various locations worldwide, including Manila, the Philippines; New Delhi, India; Singapore; Toronto, Canada; Vancouver, Canada; Hong Kong; Mexico City, Mexico; Milton Keynes, England; Guangzhou, China; Beijing, China; Dubai, United Arab Emirates; and Prague, Czech Republic. Glenayre has staffed each of these offices with either local or expatriate multilingual personnel. The Company expects to add new offices and personnel outside of the United States to meet the increasing demand for its products in international markets. Additionally, on a selective basis in certain countries and regions, Glenayre utilizes external distributors and agents. See Note 14 to the Company Consolidated Financial Statements for information relating to export sales.

As part of the Company's integrated marketing and sales efforts, Glenayre encourages a philosophy of open communication between the Company and its customers. Toward that end, the Company often invites customer representatives to meet with Glenayre's engineers and marketing personnel to collaborate in the development of new and enhanced products.

 INTERNATIONAL BUSINESS RISKS

Approximately 33% of 1994 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 1994 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit.

RESEARCH AND DEVELOPMENT

The Company believes that a strong commitment to research and development is essential to the continued growth of its business. Glenayre has consistently developed innovative products and product improvements for the wireless personal communications services industry and has often been the first to bring such products to market. One of the key components of the Company's development strategy is the promotion of a close relationship between its development staff, internally with Glenayre's manufacturing and marketing personnel, and externally with Glenayre's customers. This strategy has allowed Glenayre to develop and bring to market customer-driven products in a timely manner.

The Company has extensive expertise in the technologies required to develop wireless communications systems and products. The key wireless communications technologies in which the Company's development staff has extensive experience include: digital signal processing (DSP), real-time software, high-speed digital logic, very large scale integrated circuits
(VLSI), radio frequency and data network design. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Glenayre to reduce the time for bringing new products to market.

The majority of the Company's research and development staff are engineers or computer science professionals. Glenayre's research and development efforts are located in its Vancouver, British Columbia; Quincy, Illinois; and Atlanta, Georgia facilities. Total research and development costs for the Company accounted for approximately $16.0 million, $11.8 million and $8.7 million (pro forma) or approximately 9.3%, 8.7% and 8.7% of net sales for 1994, 1993 and 1992, respectively.

 NEW PRODUCTS AND UPGRADES

During 1994, the Company introduced several significant new products and enhancements. Included were: (i) additions in UHF/VHF frequencies to the Company's line of high-speed/high power digital paging transmitters;
(ii) a satellite paging receiver and network service; (iii) a RF network manager with WindowsTM user interface; (iv) advanced features for paging switches provided by software and hardware updates including high speed FLEXTM and ERMES paging protocols, higher density voice storage, Chinese character paging and a new billing protocol; (v) a low cost compact 320 MHz paging transmitter for the Korean market; (vi) improved redundancy for the complete line of paging switches; (vii) a new improved paging data distribution bridge for wireline RF simulcast networks; and (viii) link based synchronization for the GL-C2000 digital controller.

In 1993, the Company introduced several significant new products. Some of the major new products developed in 1993 for the paging market were:
(i) a new line of high speed/high power digital paging transmitters;
(ii) a new advanced transmitter control system, GL-C2000; (iii) integration of the transmitter control system into the paging switch; and (iv) many advanced messaging features provided by software and hardware updates including new optical disk drives, a new data interface and voice switching. Some of the significant developments in 1993 to the MVP, the voice messaging switching platform, were: (i) adoption of a new telephone signaling scheme - SS7; (ii) enhanced software that includes "One Number Access" capability; (iii) a short message interface to cellular networks; and (iv) a new advanced hardware platform.

MANUFACTURING

Glenayre currently manufactures its products at Company facilities in Quincy, Illinois and Vancouver, British Columbia. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, semiconductors and transistors; mechanical materials such as cabinets in which the systems are built; and peripherals, including disk drives. Of the approximately 23,000 parts listed for the Company's products, less than 2% are obtained from single source suppliers. Glenayre believes that minor design changes would allow replacement sources of supply to be used with respect to such parts. The Company ensures that all products are tested, tuned and verified prior to shipment to the customer.

The Company has adopted a "Total Quality Management" philosophy throughout all its operations. The Company has certification to the ISO 9001 international standard for quality assurance in areas including design, manufacture, assembly and service for the Quincy, Illinois; Vancouver, British Columbia; and Atlanta, Georgia facilities. ISO is a worldwide federation of national standards bodies which have united to develop internationally accepted quality systems standards so that customers and manufacturers have a system in place that provides a known quality. The standards set by ISO cover every facet of quality from management responsibility to service and delivery. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

The Company utilizes Materials Resource Planning (MRP) systems for production planning in both manufacturing locations and state-of-the-art workstations for its engineering functions. A 63,000 square feet expansion to the Quincy facility and a 50,000 square feet expansion to the Vancouver facility are currently in process and are expected to be completed in 1995. Glenayre believes its manufacturing facilities, upon completion of the expansions, will be sufficient to accommodate foreseeable near-term growth in the Company's business.

PATENTS AND TRADEMARKS

The Company owns or licenses numerous patents used in its current operations. The Company believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis, and that the collective value of the intangible property of the Company is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although the Company attempts to protect its proprietary technology through a combination of trade secrets, patent law, non-disclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to the Company's products. The laws of some foreign countries in which the Company sells or may sell its products, including South Korea, People's Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, the Company is currently party to certain infringement claims, and there can be no assurance that third parties will not assert additional infringement claims against the Company in the future. If such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology or to license the prior technology. There can be no assurance that the Company could successfully develop alternative technology or license the prior technology on commercially reasonable terms. The Company does not believe, however, that an adverse resolution of the pending claims would have a material adverse effect on the Company.

The Company considers its trademark "Glenayre" to be a valuable asset. The "Glenayre" trademark is protected through trademark registrations.

BACKLOG

The Company's firm backlog at December 31, 1994 and 1993 was approximately $67 million and $32 million, respectively. The Company's growth in its backlog is due to expansion of sales coverage, market growth and increased acceptance of the Company's products. The orders supporting the Company's backlog amounts consist of signed purchase orders and, in general, are expected to be shipped within six months of the respective backlog dates.

COMPETITION

The Company is a leading worldwide supplier of switches, transmitters, receivers, controllers and software used in paging, voice messaging, and message management and mobile data systems. While the services from the foregoing products represent a significant portion of the wireless personal communications systems industry today, the industry is expanding to include new services and new markets. The wireless personal communications industry includes equipment manufacturers that serve many of the same personal communications services markets served by the Company. Certain of the Company's competitors have significantly greater resources than the Company, and there can be no assurance that Glenayre will be able to compete successfully in the future. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone industry, certain of which are larger and have significantly greater resources than the Company, could elect to enter into the Company's markets and compete with Glenayre's products.

Competition in Glenayre's markets is based upon quality, reliability, product features and price. While equipment and systems of the type sold by Glenayre represent less than one-half of a paging service provider's total capital investment, such equipment and systems are nevertheless critical for the operation of the pager devices and the paging network. Glenayre believes that it compares favorably with its competitors due to its reputation for high quality products and service and its ability to offer complete turn-key systems customized to specifications provided by the customer.

The Company's determination of its competitive market position is based upon its knowledge of sales of products of the type sold by the Company in the segment of the wireless personal communications industry in which the Company competes, information derived from its close working relationship with large paging service providers and market information obtained from industry trade publications and sources.

 UNITED STATES

The Company's believes that it has the leading market share (based on the number of units sold) of the United States market for sales of paging switches, paging transmitters, and controllers. It is the Company's belief that its leadership position with respect to the sale of paging switches in the United States substantially exceeds that of its principal competitors in this market, which are Unipage, Inc., ("Unipage"), a subsidiary of Motorola, Inc., ("Motorola"); Commonwealth Communications Industries, Ltd.; and Spectrum Communications Electronics Corp., a subsidiary of L M Ericsson Telephone Company ("Spectrum"). The Company believes that the GEMS Business captured the largest percentage of sales of paging switches serving more than 10,000 subscribers in each of the last four years.

The Company believes that its leadership position with respect to the sale of paging transmitters and controllers in the United States was shared with Motorola, the other principal United States paging transmitter and controllers manufacturer, through 1991, after which, the Company believes, sales of transmitter and controllers products by the Company exceeded sales of such products by Motorola. The Company believes that Motorola remains a substantial competitor with a significant market share in this market. Other competitors in this market include L M Ericsson Telephone Company ("Ericsson") and smaller manufacturers that primarily serve small local paging service providers.

For sales of voice messaging products, the Company competes in the United States and internationally primarily with Boston Technology, Inc., Octel Communications Corporation, Comverse Technologies, Inc., Unisys Corporation and Centigram Communications Corporation.

 INTERNATIONAL

The Company believes that it is a leading participant in markets outside of the United States in the sale of paging switches, paging transmitters, and controllers (based on the number of units sold). The Company believes that it sold the most paging switches outside of the United States during each of the years 1994, 1993, and 1992, exceeding sales by each of its two principal competitors in this market, Motorola and Ericsson. It is the Company's belief that prior to 1992, Motorola held the largest market share in the international market for paging switches, with the Company holding approximately a market share slightly less than that of Motorola. From 1992 to present, the Company believes that sales of paging switches have been slightly more than sales of such products by Motorola. Spectrum and Telelink Corporation are also competitors of the Company in the international paging switch market.

The Company believes that the Company and Motorola have the largest and approximately equivalent shares of the international paging transmitter and controller market. Ericsson also is a significant competitor in this market with what the Company believes to be a substantially smaller share of the market than either of Motorola or the Company.

The Company competes for sales of certain components of wide-area rural radio telephone systems with companies such as Motorola, Telemobile, Inc., Exicom Corporation, Tait Inc., and Carlson Communications.

For sales of bus transit communication systems, the Company's primary competitors include ElectroComm Communications Systems, L.P., E-Systems, Inc., and Harris Corporation; rail communication competitors include Telephonics Corporation and SES Co., Inc.

REGULATION

Many of the Company's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of such products and by the customers of the Company to operate the Company's products. The enactment by federal, state, local or governments of other countries of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's products.

The Company does not anticipate that regulatory changes will have a material negative impact on the Company. However, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on the Company.

DISCONTINUED OPERATIONS

Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively, in order to focus exclusively on the telecommunications industry. In October 1993, the Company sold its interest in the oil and gas pipeline construction operation. The sales of the Company's remaining parcels of undeveloped real estate were completed as of June 30, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

At December 31, 1994, the Company and its subsidiaries employed approximately 1,100 persons. The Company believes its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers are appointed annually by the Board of Directors. The names, ages and positions of the executive officers of the Company are as follows:


Name                         Age          Positions Held
Gerald B. Cramer             64           Chairman; Director

Clarke H. Bailey             40           Vice Chairman; Chairman of the Executive Committee; Director

John J. Hurley               60           Vice Chairman; Director

Ramon D. Ardizzone           57           President; Acting Chief Executive Officer; Director

Gary B. Smith                36           Executive Vice President; General Manager, Wireless Messaging Group

Kenneth C. Thompson          48           Executive Vice President; General Manager, Voice and Data Technologies Group

Russ K. Allen                54           Executive Vice President, Field Sales and Support Operations

Stanley Ciepcielinski        39           Executive Vice President, Finance and Administration Operations; Chief Financial
                                          Officer; Secretary; Treasurer

Beverly W. Cox               37           Vice President, Human Resources

Billy C. Layton              48           Controller; Chief Accounting Officer

Gerald B. Cramer has served as Chairman of the Board of Directors of the Company since 1986. Mr. Cramer has also served as Chairman and Chief Executive Officer of Cramer Rosenthal McGlynn, Inc. ("CRM"), an investment management firm, since 1973.

Clarke H. Bailey has served as Vice Chairman of the Company since November 1992, Chairman of the Executive Committee since March 1994 and as a director of the Company since December 1990. Mr. Bailey was Chief Executive Officer of the Company from December 1990 to March 1994, and Acting Chief Executive Officer of the Company from May 1994 until December 1994. Mr. Bailey has served as Chairman and Chief Executive Officer of United Acquisition Company and its parent, United Gas Holding Corporation since February 1995. Mr. Bailey served in a variety of capacities for the investment banking firm of Oppenheimer & Co., Inc. from March 1984 to December 1990, most recently as Managing Director and head of the Principal Investments Department.

John J. Hurley has served as Vice Chairman of the Company since December 1994 and as a director of the Company since November 1992. Mr. Hurley was President of the Company from November 1992 until December 1994 and Chief Operating Officer of the Company from November 1992 until March 1994. Mr. Hurley was Chief Executive Officer of the Company from March 1994 until May 1994. Mr. Hurley was President of GEL from July 1988 to November 1992 and a director of GEL from July 1988 to June 1993. From 1985 to 1988, Mr. Hurley was Chief Operating Officer of Antenna Specialists Company, a communications antenna manufacturer. Mr. Hurley was employed by General Electric Company from 1966 to 1985, where he held several positions, including General Manager of General Electric Company's cellular business.

Ramon D. Ardizzone has served as President and Acting Chief Executive Officer of the Company since December 1994 and as a director of the Company since November 1992. Mr. Ardizzone was Chief Operating Officer of the Company from June 1994 until December 1994 and Acting Chief Operating Officer of the Company from May 1994 until June 1994. Mr. Ardizzone served as Executive Vice President of the Company from November 1992 until December 1994. Mr. Ardizzone served as Executive Vice President of the Company in charge of Sales and Marketing from November 1992 until May 1994. Mr. Ardizzone served as Executive Vice President - Sales and Marketing of GEL from August 1988 to November 1992. From 1986 to 1988, Mr. Ardizzone was President of Aerotron, Inc., a land-mobile radio manufacturing company. From 1956 to 1986, Mr. Ardizzone worked for General Electric Company in various management positions.

Gary B. Smith has served as Executive Vice President of the Company since September 1994 and General Manager, Wireless Messaging Group since February 1995. Mr. Smith served as Chief Technical Officer of the Company from September 1994 until February 1995. From 1983 to September 1994, Mr. Smith served in various engineering management positions with the Company or GEMS.

Kenneth C. Thompson has served as Executive Vice President and General Manager, Voice and Data Technologies Group of the Company since February 1995. From December 1990 to February 1995, Mr. Thompson served in various marketing management positions with the Company or GEMS. From December 1987 to December 1990, Mr. Thompson served as the General Manager of a division of Science Application International Corporation.

Russ K. Allen has served as Executive Vice President, Field Sales and Support Operations of the Company since February 1995. From 1985 to February 1995, Mr. Allen served in various sales management positions with the Company or GEMS.

Stanley Ciepcielinski has served as Executive Vice President, Finance and Administration Operations of the Company since February 1995, as Executive Vice President and Chief Financial Officer of the Company since January 1993, and as Secretary and Treasurer since April 1993. Mr. Ciepcielinski served as the Director of Finance for the Transformer Business Unit of Square D Company in Charlotte, North Carolina from August 1989 to December 1992. From December 1984 through July 1989, Mr. Ciepcielinski served as Corporate Accounting Manager of Alcatel, Inc.

Beverly W. Cox has served as Vice President, Human Resources of the Company since February 1995. From November 1993 to February 1995, Ms. Cox served as Corporate Director - Human Resources with the Company. Ms. Cox served in various Human Resource management positions with Cadmus Communications, Inc. of Richmond, Virginia from July 1989 to November 1993, most recently as Vice President - Human Resources.

Billy C. Layton has served as Controller and Chief Accounting Officer of the Company since November 1992. From 1990 to November 1992, Mr. Layton served in various accounting management positions with GEMS.

                                ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:


      Location                         Size              Owned or           Lease
                                  (Square Feet)           Leased       Expiration Date                 Uses
Vancouver, British Columbia           101,889          70,000 owned                          Manufacturing, service,
                                                       31,889 leased      1997-1998          accounting, purchasing and
                                                                                             training facilities, research and
                                                                                             development.

Quincy, Illinois                       94,100          86,000 owned                          Manufacturing, service, sales,
                                                        8,100 leased      1997               accounting, purchasing and
                                                                                             training facilities, research and
                                                                                             development.


Atlanta, Georgia                      25,531                  leased      1996               Offices for voice messaging
                                                                                             products, sales, service, research
                                                                                             and development,  and training
                                                                                             facilities.

Charlotte, North Carolina             21,482                  leased      1999-2002          Corporate headquarters,
                                                                                             marketing, accounting and finance,
                                                                                             sales office and training facilities.



In addition to its sales offices in Atlanta, Georgia; Charlotte, North Carolina; and Quincy, Illinois listed above, the Company also maintains sales offices throughout the United States and internationally. See "Business--Marketing and Sales." The Company is currently in the process of expanding the manufacturing space at both its Quincy, Illinois and Vancouver, British Columbia facilities. The 63,000 square feet Quincy expansion and the 50,000 square feet Vancouver expansion are expected to be completed in the third quarter 1995 and second quarter 1995, respectively. See Note 6 to the Company Consolidated Financial Statements. The Company believes that the existing principal offices and manufacturing facilities (after considering the aforementioned expansion) are suitable and adequate for the Company's business and to accommodate foreseeable near-term growth in its business.


                          ITEM 3.  LEGAL PROCEEDINGS

The Company is party to several intellectual property claims and disputes, related to its business operations. The Company believes that the ultimate resolution of these claims and disputes will not have a material effect on the Company's financial position or future results of operations. However, if such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology or to license such technology on commercially reasonable terms.



                    ITEM 4 is inapplicable and is omitted

                                 PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK
                        AND RELATED STOCKHOLDER MATTERS


The Company's common stock trades on The Nasdaq Stock Market under the symbol "GEMS." The table below sets forth the high and low sale prices for the Company's common stock on The Nasdaq Stock Market for the periods indicated, as adjusted to reflect a 3-for-2 stock split effected in the form of a 50% stock dividend distributed on January 5, 1995 to stockholders of record on December 22, 1994.


                                               Price Range of
                                                Common Stock
                                          High                  Low
Year Ended December 31, 1993
  First Quarter                         $  8.50               $  4.78
  Second Quarter                          14.33                  7.55
  Third Quarter                           32.67                 12.25
  Fourth Quarter                          36.92                 23.59

Year Ended December 31, 1994
  First Quarter                           29.33                 23.33
  Second Quarter                          31.17                 21.67
  Third Quarter                           40.50                 25.00
  Fourth Quarter                          42.17                 34.17


At March 8, 1995, there were approximately 600 holders of record of the Company's common stock.

The Company has not paid cash dividends since October 28, 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business. The actual amount of any dividends paid would be subject to the discretion of the Board of Directors of the Company and would depend on the Company's operations and business requirements and other factors.

                 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


A.  GLENAYRE TECHNOLOGIES, INC.

                   SELECTED CONSOLIDATED FINANCIAL DATA

                   (In thousands, except per share data)



                                                                                       Year Ended December 31,
                                                                            1994        1993       1992(1)       1991        1990
Operating Data:
   Net sales............................................................  $172,107    $136,139    $ 15,586   $     --     $    --
   Income (loss) from continuing
     operations before extraordinary item(2)............................    33,095      23,700         865        (183)        906
   Discontinued operations..............................................       388         100      (7,990)        687        (812)
   Extraordinary item...................................................       ---      (1,695)         --          --         --
   Net income (loss)....................................................    33,483      22,105      (7,125)        504          94
Primary Per share Data:
   Income (loss) from continuing operations
      before extraordinary item........................................       1.27        1.08        0.05       (0.01)       0.05
   Net income (loss)...................................................       1.28        1.01       (0.43)       0.03        0.01



                                                                                              At December 31,

                                                                            1994         1993        1992         1991       1990

Balance Sheet Data:
   Working capital (3).................................................   $135,209    $ 94,898    $ 20,217   $ 48,575     $     --
   Total assets........................................................    284,961     228,244     169,476     80,650       81,531
   Long-term debt, including current portion...........................      2,019       3,451      67,981      1,751        7,005
   Minority interest in consolidated subsidiaries......................         --          --       3,565      6,180        5,370
   Put warrants........................................................         --          --         459         --           --
   Stockholders' equity................................................    245,435     198,708      64,022      59,964      59,328


(1) Reflects 51 days of operating results for the GEMS Business following the Acquisition on November 10, 1992. Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively. These operations are accounted for as discontinued for all periods presented. See Note 1 to the Company Consolidated Financial Statements.

(2) Income (loss) from continuing operations prior to November 10, 1992, resulted primarily from interest income and gains (losses) related to the Company's cash and marketable securities and other income and expenses unrelated to the discontinued operations. See
      Note 12 to the Company Consolidated Financial Statements.

(3) Prior to the year ended December 31, 1991, the Company did not classify its balance sheet between current and non-current amounts. Working capital includes approximately $2.1 million and $9.5 million attributable to the Company's discontinued oil and gas pipeline construction operations at December 31, 1992 and 1991, respectively.

B.  GEMS BUSINESS (Predecessor Business Acquired by Glenayre
    Technologies, Inc. in 1992)

                          SELECTED FINANCIAL DATA
                  (In thousands, except conversion rates)

The following selected financial data of the GEMS Business have been derived from the GEMS Business Consolidated Financial Statements, which have been audited by Grant Thornton, independent public accountants. All such financial information has been converted from the functional currency of Canadian dollars to U.S. dollars for comparative purposes using the average of the exchange rates (in effect as of the end of each calendar month within such period and at November 10, 1992), as reported by The Wall Street Journal. Although the prior owner of the GEMS Business was a Canadian corporation that reported its results of operations in Canadian dollars, a substantial majority of sales were in U.S. dollars for the period presented. The Company acquired the GEMS Business on November 10, 1992. The selected financial data set forth below should be read in conjunction with the GEMS Business Consolidated Financial Statements and related Notes. The GEMS Business Consolidated Financial Statements have been prepared in accordance with Canadian generally accepted accounting principles. The differences between Canadian generally accepted accounting principles and United States generally accepted accounting principles are not material with respect to the GEMS Business results of operations or financial condition. For a discussion of such differences, see Note 10 to the GEMS Business Consolidated Financial Statements.


                                                                Period January 1 to
                                                                November 10, 1992
                                                                 (CDN$)     (US$)
Operating Data: (1)
   Net sales................................................   $100,900    $83,648
   Cost of sales............................................     41,038     34,018
   Gross profit.............................................     59,862     49,630
   Selling, general and administrative
      expense...............................................     24,842     20,596
   Research and development expense.........................      9,022      7,481
   Depreciation and amortization
      expense...............................................      3,766      3,122
   Income from operations...................................     22,232     18,431
   Interest expense, net....................................      2,938      2,436
   Income before income taxes...............................     19,294     15,995
   Income taxes.............................................      7,718      6,398
   Net income...............................................   $ 11,576    $ 9,597
Conversion rate from CDN$ to US$:                                           0.8290

(1) The financial statement captions reflect the method used by the Company for reporting its results following the Acquisition. For presentation purposes, the Company has retitled certain of the captions in the GEMS Business Consolidated Financial Statements to conform to the Company's reporting system.

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

On November 10, 1992, Glenayre acquired the GEMS Business from GEL. The GEMS Business designs, manufactures, markets and services switches, transmitters, controls and related software used in personal communications systems (including its paging, voice messaging and message management and mobile data systems), transit communications systems and mobile telephone systems. In connection with the Acquisition, substantially all of the employees of the GEMS Business became employees of the Company.

Prior to 1986, the Company was engaged in the real estate development business. In 1986, Glenayre ceased real estate development and, as part of a plan to refocus its business activities, began seeking business acquisitions. In 1989, the Company acquired a majority interest in a company engaged in the construction of oil and gas pipelines. In order to focus exclusively on the telecommunications industry, Glenayre adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, effective December 31, 1992 and July 6, 1993, respectively. These business segments are accounted for as discontinued operations for all periods presented and, accordingly, their operating results are excluded from continuing operations.

The Company believes that a comparison of the Company's results from continuing operations for the year ended December 31, 1993 to the Company's results of operations for the years ended December 31, 1992 (which reflect 51 days of operating results for the GEMS Business) would not be meaningful since the prior periods' business segments have been discontinued and the GEMS Business was not acquired until November 10, 1992. Therefore, set forth below are (i) a comparison of the Company's results from continuing operations for the year ended December 31, 1994 to the continuing operations for the year ended December 31, 1993, (ii) a comparison of the results from continuing operations for the year ended December 31, 1993 to the pro forma results of operations for the year ended December 31, 1992, (iii) a discussion of the Company's 1992 results of operations, (iv) a discussion of the Company's discontinued operations and (v) a discussion of the Company's financial condition and liquidity.

The consolidated financial information discussed below for the GEMS Business for the period January 1, 1992 to November 10, 1992 has been derived from the GEMS Business Consolidated Financial Statements, and has been converted from the functional currency of Canadian dollars to U.S. dollars for comparative purposes using the average of the exchange rates (in effect as of the end of each calendar month within such period and at November 10, 1992), as reported by The Wall Street Journal. Although the prior owner of the GEMS Business was a Canadian corporation that reported its results of operations in Canadian dollars, a substantial majority of sales were in U.S. dollars for the period presented. The GEMS Business Consolidated Financial Statements have been prepared in accordance with Canadian generally accepted accounting principles. The differences between Canadian generally accepted accounting principles and United States generally accepted accounting principles are not material with respect to the GEMS Business results of operations or financial condition. For a discussion of such differences, see Note 10 to the GEMS Business Consolidated Financial Statements.

Because the GEMS Business represents substantially all of the Company's continuing business operations, the Company has elected to include estimated pro forma combined results of operations for the year ended December 31, 1992 assuming the Acquisition occurred on January 1, 1992. The pro forma results for the year ended December 31, 1992 have been derived from the Company's audited statement of operations for the year ended December 31, 1992, and from the GEMS Business audited statement of operations for the period January 1, 1992 to November 10, 1992, as adjusted to give effect to the Acquisition and related financing as if they had occurred on January 1, 1992 and assuming that the Company discontinued its oil and gas pipeline construction and real estate operations effective December 31, 1991 and that the Company did not realize any income or loss from such discontinued operations in 1992. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Acquisition been made on that date.

The following discussion should be read in conjunction with each of the GEMS Business Consolidated Financial Statements, the Company
Consolidated Financial Statements and related Notes.

The Company's results of continuing operations (tabular amounts in thousands of dollars) and as a percentage of net sales are presented below:


                                               1994                 1993                 1992
                                                                                 Pro Forma (Unaudited)
Net sales                              $172,107   100.0%    $136,139    100.0%    $99,234      100.0%
Cost of sales                            72,908    42.4       60,561     44.5      41,335       41.7
Gross profit                             99,199    57.6       75,578     55.5      57,899       58.3
Selling, general and
   administrative expense                41,079    23.9       31,638     23.2      26,965       27.2
Research and development
   expense                               15,991     9.3       11,843      8.7       8,654        8.7
Depreciation and amortization
   expense                                 5,884    3.4        5,059      3.7       5,186        5.2
Income from operations (1)                36,245   21.1       27,038     19.9      17,094       17.2
Interest income, net                       4,450    2.6        2,828      2.1       5,163        5.2
Income from continuing
  operations before income
  taxes and extraordinary item            40,295   23.4       24,161     17.7      11,801       11.9
Provision for income taxes                 7,200    4.2          461      0.3       3,405        3.4
Income from continuing
  operations before
  extraordinary item                    $ 33,095   19.2%    $ 23,700     17.4%   $  8,396        8.5%

(1) The 1992 (Pro Forma) income from operations reflects a net foreign exchange gain of $842,000. The currency exchange gains and losses experienced by the GEMS Business prior to the Acquisition are not expected to be of the same magnitude in the future due to the Company's current operating and business structure as well as its currency hedging policies.

INDUSTRY GROWTH

The wireless personal communications industry has grown rapidly over the last decade, driven by the increasing demand for mobile telecommunications services and the recent development and expansion of global markets for paging, cellular, mobile data and other mobile personal communications technologies. The Company believes, based on industry reports, that the proliferation of wireless personal communications services will continue and that the paging industry, which provides the lowest cost wireless personal communications service available, will continue to grow rapidly. Although the Company believes that rapid growth in the number of pagers in use will result in increased demand for the Company's products, growth rates in revenue from paging system equipment sold by Glenayre does not directly correlate the growth rates of pagers in use. Additionally, the Company's growth rate in subsequent years may be lower than the growth rate of pagers in use due to the continued development of products provided by the Company and others making paging system equipment more efficient, thereby allowing more paging subscribers to be served by the expansion of existing equipment rather than the more costly replacement of existing equipment.

The growth in the wireless personal communications industry, particularly the paging industry, has provided the foundation for the Company's growth. The Company believes that the anticipated continued expansion of this industry will provide the main source of growth for the Company due in part to the Company's significant physical and technological competitive advantage in selling its products to the large base of Glenayre's existing paging industry customers. The Company believes that as these customers expand their systems to accommodate new subscribers, services and territories, the Company's revenues from sales of expansion and enhancement products and related software and from customer service contracts will increase. The growth in follow-on sales and in revenues from customer service contracts are expected to be aided by the Company's sales of equipment and related software to new customers in the United States and internationally. The Company expects that follow-on sales and increased revenues from customer service contracts from new and existing customers will favorably affect income from continuing operations.

PENDING BUSINESS ACQUISITION

On January 3, 1995, the Company entered into an agreement to acquire MUX, located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The estimated purchase price of approximately $30.3 million consists of 750,000 shares of the Company's common stock (including approximately 228,000 shares issuable upon exercise of stock options) valued at approximately $29.1 million based on the stock price at the date of the agreement and approximately $1.2 million in acquisition costs. The actual purchase price may differ from the estimated purchase price because of fluctuations in the price of the Company's common stock between the date of the agreement and the date of closing. The acquisition will be accounted for as a purchase and is expected to be completed by May 1995. The acquisition is subject to approval by the MUX shareholders. The Company does not expect the MUX operations will require material financing commitments by the Company.




RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1994 COMPARED WITH YEAR ENDED DECEMBER 31, 1993

  NET SALES

Net sales in 1994 increased to approximately $172.1 million from 1993 net sales of approximately $136.1 million, an increase of $36.0 million, or 26.4%. This increase was primarily attributable to greater sales of paging products of approximately $26.5 million, or 27.8% over 1993, and increased sales of voice messaging products of approximately $9.4 million, or 50.0% over 1993. The increase of paging products sales was primarily due to: (i) the continued expansion and upgrading of existing systems within the installed customer base; (ii) the build out of private carrier paging systems which the FCC reallocated from non-exclusive to exclusive in 1993; and (iii) sales of new paging systems both in the United States and internationally. The increase of voice messaging product sales was principally comprised of additional sales to existing customers in order to upgrade their service to their paging subscribers, sales to resellers and sales to cellular operators. Net sales to United States customers in 1994 increased by 45.4% over 1993 while 1994 net sales to international customers were comparable to 1993.

 GROSS PROFIT

Gross profit increased to approximately $99.2 million, or 57.6% of 1994 net sales, from approximately $75.6 million, or 55.5% of 1993 net sales. The increase in gross profit margin is primarily a result of a favorable mix in products shipped and services provided, the impact of increased sales volume versus fixed manufacturing costs, and favorable material pricing due to higher volume purchasing levels. The Company's net selling prices realized in 1994 were, on average, equivalent to those realized in 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to approximately $41.1 million, or 23.9% of 1994 net sales, from approximately $31.6 million, or 23.2% of 1993 net sales. Selling, general and administrative expense increased by approximately $9.4 million from 1993 to 1994. The increase primarily resulted from: (i) increased selling and marketing expenses of approximately $7.5 million (due to increased staffing, commissions, travel expenses, promotional material and new international sales offices openings) required to achieve growth in net sales; (ii) approximately $1.2 million related to increased administrative staffing and travel expenses; and (iii) general increases in employee costs and purchased services.

 RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased to approximately $16.0 million, or 9.3% of 1994 net sales, from approximately $11.8 million, or 8.7% of 1993 net sales. These research and development costs were for new product development and enhancements to existing products. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred. The Company expects future annual expenditures for research and development to approximate 9% to 10% of net sales.

 INTEREST INCOME, NET

Interest income, net increased to approximately $4.5 million, or 2.6% of 1994 net sales, from approximately $2.8 million or 2.1% of 1993 net sales. The increase is primarily attributable to the October 1993 payoff of the bank debt originally incurred in connection with the Acquisition and interest income earned on significant cash and cash equivalents and short-term investments for all of 1994 compared to only the last quarter of 1993. See Note 12 to the Company Consolidated Financial Statements and "-Financial Condition and Liquidity".

 INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 18% for 1994 and 2% for 1993 is primarily the result of the utilization of the Company's Net Operating Losses ("NOLs") and the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 18% in 1994 and 2% in 1993 is primarily the result of a significant variance between the 1994 and 1993 adjustments for realization of tax benefits for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company Consolidated Financial Statements and "--Financial Condition and Liquidity."



RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1993 COMPARED WITH PRO FORMA YEAR ENDED DECEMBER 31, 1992

NET SALES

Net sales in 1993 increased to approximately $136.1 million from 1992 net sales of approximately $99.2 million, an increase of $36.9 million, or 37%. This increase was primarily attributable to greater sales of paging products of approximately $29.7 million, or 43% over 1992, increased revenues from service contracts of approximately $3.6 million, or 57% over 1992, and increased sales of voice messaging products of approximately $5.5 million, or 41% over 1992. The increase of paging products sales was due to the continued expansion and upgrading of existing systems within the installed customer base and to sales of new paging systems both in the U.S. and internationally. The increase in service contract revenue was primarily attributable to additional services offered under the "Glenayre Care" program which provides maintenance and service for Glenayre software and hardware products.
The increase of voice messaging product sales was principally comprised of additional existing customers purchasing these systems to upgrade their service to their paging subscribers, sales to resellers and sales to cellular operators. In 1993, net sales to United States customers increased by 41% while net sales to international customers increased by 33%. The increase in international sales was primarily a result of increased shipments to China and Singapore.

 GROSS PROFIT

Gross profit increased to approximately $75.6 million, or 55.5% of 1993 net sales, from approximately $57.9 million, or 58.3% of 1992 net sales. After adjusting for $2.4 million of currency exchange gains included in pro forma 1992 cost of sales, gross profit as a percentage of net sales was 56.0% and is similar to the gross profit percentage realized in 1993. Currency exchange gains or losses incurred in 1993 are reported as a component of other income (expenses).

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to approximately $31.6 million, or 23.2% of 1993 net sales, from approximately $27.0 million, or 27.2% of 1992 net sales. Selling, general and administrative expense in 1992 included a currency exchange loss of approximately $1.5 million. Exclusive of this item, selling, general and administration expense increased by approximately $6.2 million from 1992 to 1993. The $6.2 million increase primarily resulted from: (i) increased selling and marketing expenses of approximately $3.7 million (including an approximately $900,000 increase in selling commissions and approximately $2.6 million related to increased staffing and travel) required to achieve growth in net sales; (ii) increased customer support cost of approximately $440,000 required to support increased growth in net sales; (iii) approximately $1.0 million related to increased administrative staffing; and (iv) general increases in employee costs and purchased services. Currency exchange gains or losses incurred in 1993 are reported as a component of other income (expenses).

 RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased to approximately $11.8 million, or 8.7%, of 1993 net sales, from approximately $8.7 million, or 8.7%, of 1992 net sales. These costs are shown net of Canadian government research grants of approximately $12,000 in 1993 and net of Canadian government research grants and GEMS Business Canadian investment tax credits of approximately $804,000 in 1992. Canadian investment tax credits realized in 1993 are not included in research and development expense. These research and development costs were for new product development and enhancements to existing products.

 INTEREST EXPENSE, NET

Interest expense, net decreased to approximately $2.8 million, or 2.1% of 1993 net sales, from approximately $5.2 million or 5.2% of 1992 net sales. The decrease is primarily attributable to the October 1993 payoff of the bank debt originally incurred in connection with the Acquisition .

 INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 2% for 1993 and 29% (or 25% net of Canadian investment tax credit set forth above) for 1992 is primarily the result of the utilization of the Company's NOLs and the application of SFAS 109, in computing the Company's tax provision. The difference between the effective tax rate of 2% in 1993 and 29% in 1992 is the result of an adjustment for realization of a tax benefit for financial statement purposes in accordance with SFAS 109 primarily due to revisions to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company Consolidated Financial Statements and "- Financial Condition and Liquidity".

RESULTS OF CONTINUING OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1992

The following table sets forth certain financial information (in thousands of dollars) for the year ended December 31, 1992:


      Net sales                                              $15,586
      Cost of sales.                                           7,317
      Gross profit                                             8,269
      Selling, general and administrative expense              6,145
      Research and development expense                         1,173
      Depreciation and amortization expense                      725
      Income from operations                                     226
      Interest income, net                                       864
      Other, net                                                (130)
      Income from continuing operations before income taxes      960
      Income taxes                                                95
      Income from continuing operations                     $    865

Net sales of approximately $15.6 million represent GEMS Business sales from the completion of the Acquisition on November 10, 1992 to December 31, 1992. Sales to each of two customers amounted to approximately 11% of sales for the period from November 10, 1992 to December 31, 1992. Gross profit was approximately $8.3 million, or 53.1% of net sales, for such period. Selling, general and administrative expense was approximately $6.1 million, or 39.4% of 1992 net sales. Included in selling, general and administrative expense was a non-cash charge of approximately $1.9 million for stock compensation expense, which was recorded as a result of the grant of options and issuance of stock at below market prices in connection with the Acquisition. Research and development costs, primarily for new product development and enhancements to existing products, totalled approximately 8% of 1992 net sales.

Interest income, net included interest income of approximately $1.9 million that was earned primarily from short-term investments in government securities, which securities were liquidated to partially finance the Acquisition.

The Company adopted SFAS 109 "Accounting for Income Taxes," effective January 1, 1992. See Note 2 to the Company Consolidated Financial
Statements for a discussion of the impact of adoption of SFAS 109.

GLENAYRE TECHNOLOGIES, INC. DISCONTINUED OPERATIONS

Subsequent to the Acquisition, the Company decided to dispose of its oil and gas pipeline construction operations and its real estate operations in order to focus exclusively on the telecommunications industry.

The results of discontinued operations for the year ended December 31, 1994 resulted in a gain from the sale of real estate of $388,000, net of tax. The results of discontinued operations for the year ended December 31, 1993 consisted of a $100,000 gain, net of tax, on the sale of its oil and gas pipeline operations. The results of discontinued operations for the year ended December 31, 1992 consisted of net income of $565,000 and net loss of $8.6 million for the oil and gas pipeline construction operations and real estate operations, respectively.

OIL AND GAS PIPELINE CONSTRUCTION OPERATIONS

Effective December 31, 1992, the Company adopted a formal plan to dispose of its oil and gas pipeline construction operations. Glenayre did not effect any valuation adjustment in connection with the adoption of the plan to dispose of its oil and gas pipeline construction operations since the Company anticipated selling its interest in the business for an amount in excess of the net asset carrying value of the Company's investment at December 31, 1992. The Company sold its interest in the oil and gas pipeline construction business on October 22, 1993, receiving approximately $3.3 million in cash and a $3.6 million promissory note which is collateralized by, among other things, certain pipeline construction equipment.

REAL ESTATE OPERATIONS

The $8.6 million loss from real estate operations in 1992 includes a fourth quarter non-cash charge of approximately $6.2 million, which resulted from the implementation of a new sales program and business strategy related to the Company's real estate operation. The $6.2 million charge consisted of an approximate $5.7 million reduction in the estimated net realizable value of the Company's real estate assets and the establishment of a $558,000 reserve for the estimated shutdown costs of its Phoenix real estate office. The Phoenix real estate office was closed on June 30, 1993.

On July 6, 1993, the Company adopted a formal disposal plan which called for the disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States). Adoption of the disposal plan did not result in any further write-downs of the real estate held for sale or any additional reserves related to the shutdown of the Phoenix real estate office. Portions of the four parcels were sold during 1993. The sales of the remaining parcels were completed as of June 30, 1994 with an aggregate recognized gain in 1994 of approximately $388,000, net of income taxes of $248,000.

FINANCIAL CONDITION AND LIQUIDITY

The Company's financial condition and liquidity strengthened during 1994 and 1993 as demonstrated in this table (dollars in thousands):

                                                              December 31,
                                                          1994    1993     1992

Cash and cash equivalents and short-term investments...$ 91,505 $ 66,099 $ 4,932
Working capital........................................ 135,209   94,898  20,217
Long-term bank debt, including current portion ........    --        --   62,600
Stockholders' equity................................... 245,435  198,708  64,022


These significant financial condition and liquidity improvements resulted principally from two factors:

1. In October 1993, the Company received net cash proceeds of approximately $103 million from the sale of 3.8 million shares of common stock. The Company used a portion of the net proceeds to pay off all short-term and long- term bank borrowings incurred in connection with the Acquisition, which aggregated approximately $48 million.

2. The Company achieved significantly favorable operating results during 1994 and 1993. Net income amounted to $33.5 million in 1994 and $22.1 million in 1993. Net cash generated from continuing operations amounted to $27.6 million in 1994 and $20.0 million in 1993. In 1994 and 1993 net income and operating cash flows were favorably impacted by the Company's availability of U.S. operating loss carryforwards (see Income Tax Matters below).

Other important factors have impacted the Company's financial condition or liquidity (or are expected to affect financial condition and liquidity in the immediate future). Capital expenditures during 1994 and 1993 amounted to $8.6 million and $3.4 million, respectively. The Company expects to spend $8 to $10 million in 1995 for capital equipment. Additionally, the Company is currently in the process of expanding both its Quincy, Illinois and Vancouver, British Columbia manufacturing facilities. The total cost of these expansions is expected to be approximately $8 to $9 million, of which $640,000 had been incurred through December 31, 1994. These expansions are expected to be completed in 1995. During 1994, the Company generated $4.9 million of net cash proceeds from the sale of its remaining real estate properties. During 1993, the Company received approximately $903,000 in net cash proceeds from the sale of its ownership interest in an oil and gas pipeline construction business; a $3.6 million promissory note received from the purchaser is expected to be collected during 1995. Even though the Company is currently involved in various disputes and legal actions related to its business operations, the ultimate resolution of these actions is not expected to have a material effect on the Company's financial position or future results of operations or cash flows.

Accounts receivable; trade notes receivable; inventories; property, plant and equipment; accounts payable; and accrued liabilities at December 31, 1994 increased from December 31, 1993 primarily as a result of increased levels of operating activities during 1994.

The Company's cash and cash equivalents consist of high-grade commercial paper, bank certificates of deposit, U.S. Treasury bills and notes, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company's short-term investments are comprised of identical types of investments with the exception that their original maturities are greater than three months, but do not exceed one year. The Company expects to use its cash, cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses.

The Company believes that funds generated from continuing operations, together with its current cash reserves and short- term investments, will be sufficient to support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

INCOME TAX MATTERS

The Company presently has a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating and capital loss carryforwards. These tax loss carryforwards are available to shelter future U.S. taxable income generated by the Company. Under the Company's current operating and business structure, the Company expects that the majority of the worldwide taxable income will be earned in the United States. Therefore, the Company's actual cash outlay for income taxes for the next several years will be limited to U.S. alternative minimum tax and foreign and state income taxes.

As described in Note 8 to the Company Consolidated Financial Statements, at December 31, 1994, the Company had U.S. net operating loss carryforwards and capital loss carryforwards aggregating $137.6 million and $4.5 million, respectively. However, several factors somewhat mitigate the Company's favorable tax position. Approximately $25 million of the Company's NOLs are subject to limitations and are likely to expire unused. Approximately 71% of the $137.6 million of NOLs will expire, if unused, between 1996 and 1998. Accordingly, there is no assurance that the U.S. taxable income will be sufficient to fully use these NOLs. The Company's capital loss carryforwards substantially expire in 1995 and 1996. The Company presently anticipates no transactions that will generate sufficient capital gains to utilize these carryforwards. Additionally, as the volume of international sales is expected to grow, the percentage of worldwide income taxable in international jurisdictions may increase in the future.

The Company has recorded a deferred tax asset of $29.0 million, net of a valuation allowance of $33.2 million, at December 31, 1994, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, primarily include the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing NOL carryforwards.

INFLATION

For the three fiscal years ended December 31, 1994, the Company does not believe inflation has had a material effect on its results of operations.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994, and the consolidated financial statements of the GEMS Business as of November 10, 1992 and for the period from January 1, 1992 to November 10, 1992, as well as the independent auditors' reports thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14 of this Annual Report on Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


(a)   Financial Statements:                                                                   Page
GLENAYRE TECHNOLOGIES, INC.
  Independent Auditors' Report                                                                  27
  Consolidated Balance Sheets at December 31, 1994 and 1993                                     28
  Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992    29
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
   1993 and 1992                                                                                30
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992    31
  Notes to Consolidated Financial Statements                                                    33

GEMS BUSINESS (Predecessor Business Acquired by Glenayre Technologies, Inc. in 1992)
  Auditors' Report                                                                              46
  Consolidated Balance Sheet at November 10, 1992                                               47
  Consolidated Statement of Income and Net Assets for the period January 1, 1992 to
    November 10, 1992                                                                           48
  Consolidated Statement of Cash Flows for the period January 1, 1992 to November 10, 1992      49
  Notes to Consolidated Financial Statements                                                    50

(b)  Supplemental Schedules:

GLENAYRE TECHNOLOGIES, INC.
  (For the years ended December 31, 1994, 1993 and 1992)
  Schedule VIII - Valuation and Qualifying Accounts and Reserves                                59

GEMS BUSINESS
  (For the period January 1, 1992 to November 10, 1992 )
  Schedule VIII - Valuation and Qualifying Accounts and Reserves                                60

Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                      INDEPENDENT AUDITORS' REPORT



Glenayre Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the supplemental schedule listed in the Index at Item 14. These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Charlotte, North Carolina

February 3, 1995

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                           December 31,


                                                          1994        1993
ASSETS
Current Assets:
   Cash and cash equivalents (Note 2)                     $ 52,043   $  66,099
   Short-term investments (Note 3)                          39,462          --
   Accounts receivable, net (Note 4)                        33,707      27,085
   Trade notes receivable, current                           8,816       1,489
   Inventories (Note 5)                                     24,261      19,053
   Deferred income taxes (Note 8)                            6,518       3,600
   Prepaid expenses and other current assets (Note 1)        5,526       1,124
   Real estate held for sale (Note 1)                           --       2,312
     Total current assets                                  170,333     120,762
Trade notes receivable                                      12,480       6,633
Property, plant and equipment, net (Note 6)                 17,707      12,548
Goodwill (Note 2)                                           61,436      64,124
Deferred income taxes (Note 8)                              22,510      20,210

Other assets (Note 1)                                          495       3,967
TOTAL ASSETS                                              $284,961    $228,244

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                       $   9,871    $  4,787
  Accrued liabilities (Note 7)                              25,035      19,633
  Other current liabilities                                    218       1,444
    Total current liabilities                               35,124      25,864
Other liabilities                                            4,402       3,672
Contingencies and commitments (Notes 13 and 6)
Stockholders' Equity (Note 11):
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                 --         --
  Common stock, $.02 par value; authorized: 50,000,000 shares;
   outstanding: 1994-24,885,129 shares; 1993-23,907,234 shares 497        478
  Contributed capital                                      216,485    193,424
  Retained earnings from February 1, 1988                   28,453      5,296
  Unearned stock compensation                                   --       (490)
    Total stockholders' equity                             245,435    198,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $284,961   $228,244

   See notes to consolidated financial statements.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

               (dollars in thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                                    1994      1993     1992
NET SALES (Note 1)                                                  $172,107  $136,139  $15,586
COSTS AND EXPENSES:
     Cost of sales                                                    72,908    60,561    7,317
     Selling, general and administrative expense (Notes 11 and 15)    41,079    31,638    6,145
     Research and development expense                                 15,991    11,843    1,173
     Depreciation and amortization expense                             5,884     5,059      725
     Total costs and expenses                                        135,862   109,101   15,360
INCOME FROM OPERATIONS                                                36,245    27,038      226
OTHER INCOME (EXPENSES):
     Interest income                                                   4,750     1,344     1,877
     Interest expense (Note 12)                                         (300)   (4,172)   (1,013)
     Writedown of marketable equity securities (Note 12)                  --        --      (199)
     Foreign exchange gain (loss)                                       (220)     (137)      126
     Other, net                                                         (180)       88       (57)
     Total other income (expenses), net                                4,050    (2,877)      734
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                         40,295    24,161       960
PROVISION FOR INCOME TAXES (Note 8)                                    7,200       461        95
INCOME FROM CONTINUING OPERATIONS
    BEFORE EXTRAORDINARY ITEM                                         33,095    23,700       865
GAIN (LOSS) FROM DISCONTINUED OPERATIONS (Note 1)                        388       100    (7,990)
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                               33,483    23,800    (7,125)
EXTRAORDINARY LOSS FROM
    EARLY RETIREMENT OF DEBT (Note 12)                                   --    (1,695)       --
NET INCOME (LOSS)                                                    $33,483   $22,105   $(7,125)
PRIMARY INCOME (LOSS) PER COMMON SHARE (Note 11):
     Continuing operations                                           $  1.27   $  1.08   $   .05
     Discontinued operations                                             .01        --      (.48)
     Income (loss) before extraordinary item                            1.28      1.08      (.43)
     Extraordinary item                                                   --      (.07)       --
NET INCOME (LOSS) PER COMMON SHARE--PRIMARY                          $  1.28    $ 1.01   $  (.43)
FULLY DILUTED INCOME (LOSS) PER
   COMMON SHARE (Note 11):
     Continuing operations                                           $  1.27    $ 1.07   $   .05
     Discontinued operations                                             .01        --      (.48)
     Income (loss) before extraordinary item                            1.28      1.07      (.43)
     Extraordinary item                                                  --       (.07)        --
NET INCOME (LOSS) PER COMMON SHARE--FULLY
   DILUTED                                                           $  1.28    $ 1.00   $  (.43)


   See notes to consolidated financial statements.

              GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  (dollars and shares in thousands)

                                                                                           Unrealized
                                                                                 Unearned   Loss on
                                                                        Retained   Stock   Marketable  Total
                                        Common Stock       Contributed   Earnings  Compen-  Equity    Stockholders'
                                      Shares       Amount     Capital   (Deficit)  sation  Securities  Equity
Balances, December 31, 1991         16,323       $327      $58,021     $1,755      $--     $(139)     $59,964
Net loss                                                               (7,125)                         (7,125)
Shares issued in connection
 with the Acquisition (Note 1)       1,903         38        7,682                                      7,720
Other shares issued                    540         10        2,179                 (123)                2,066
Stock options granted                                        2,132                 (863)                1,269
Change in net unrealized loss
 on marketable equity securities                                                             128          128
Balances, December 31, 1992         18,766        375       70,014     (5,370)     (986)     (11)      64,022
Net income                                                             22,105                          22,105
Effect of exercise of put warrants                                        459                             459
Amortization of unearned
  stock compensation                                                                496                   496
Utilization of net operating
  loss carryforwards (Note 8)                               11,898    (11,898)
Stock offering                      3,750          75      102,855                                     102,930
Other shares issued                 1,391          28        3,235                                       3,263
Stock options granted                                          822                                         822
Tax benefit of stock options
   exercised (Note 11)                                       4,600                                       4,600
Change in net unrealized loss
  on marketable equity securities                                                            11             11
Balances, December 31, 1993        23,907         478      193,424      5,296     (490)      --        198,708
Net income                                                             33,483                           33,483
Amortization of unearned stock
 compensation                                                                      490                     490
Utilization of net operating
   loss carryforwards (Note 8)                              10,326    (10,326)
Stock options exercised             1,016         20         4,296                                       4,316
Tax  benefit of stock options
  exercised (Note 11)                                        9,726                                       9,726
Repurchase of common stock (Note 11)  (38)        (1)       (1,287)                                     (1,288)
Balances, December 31, 1994        24,885       $497      $216,485     $28,453     $--     $ --       $245,435

      See notes to consolidated financial statements.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)

                                                                 Year Ended December 31,
                                                               1994       1993        1992
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $33,483   $22,105    $(7,125)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                                  5,884     5,059        725
  Write-off (payments) of debt issuance costs                       --     2,734     (2,952)
  (Gain) loss on disposal of discontinued operations              (388)     (100)     6,234
  Changes in deferred income taxes                              (5,218)   (9,782)        --
  Loss on sale of equipment                                         65       257         --
  Tax benefit of stock options exercised                         9,726     4,600         --
  Stock compensation expense                                       490     1,318      1,920
  Other noncash expenses                                           222       454        265
  Changes in operating assets and liabilities, net of
    effects of the sale of discontinued operations
    and the Acquisition:
     Restricted cash                                                 --      510        485
     Accounts receivable                                         (6,622)  (5,132)     6,840
     Notes receivable                                           (13,174)  (1,391)      (723)
     Inventories                                                 (5,207)     614     (3,493)
     Prepaids and other current assets                             (802)   1,529     (1,094)
     Real estate held for sale                                    2,700    1,119         --
     Other assets                                                  (143)     659        (29)
     Accounts payable                                             5,085   (2,908)      (107)
     Accrued liabilities                                          4,002   (2,594)     9,023
     Other liabilities                                            2,337    1,333     (2,900)
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                      32,440   20,384      7,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                           (8,627)  (3,447)      (895)
Proceeds from sale of equipment                                      13    1,510         26
Net proceeds from sale of interest in oil and gas
  pipeline construction business                                     --      903         --
Payments for Acquisition                                             --      --     (108,868)
Maturities of short-term investments                             29,503      --       41,534
Purchases of short-term investments                             (68,965)     --       (8,195)
NET CASH USED IN INVESTING ACTIVITIES                           (48,076)  (1,034)    (76,398)

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)


                                                    Year Ended December 31,
                                                 1994       1993        1992
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                  --         347      65,113
Repayments of long-term borrowings              (1,448)    (64,723)     (2,371)
Issuance of common stock                         4,316     106,193       1,408
Common stock repurchases                        (1,288)         --          --
Dividends paid to minority interest holder          --          --      (2,880)
NET CASH PROVIDED BY FINANCING ACTIVITIES        1,580      41,817      61,270
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              (14,056)     61,167      (8,059)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  66,099       4,932      12,991
CASH AND CASH EQUIVALENTS AT END OF YEAR      $ 52,043    $ 66,099    $  4,932

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during the year for:
  Interest                                   $     144   $   3,951    $    384
  Income taxes                                   1,176       1,042           4

SUPPLEMENTAL INFORMATION OF NONCASH
 INVESTING AND FINANCING ACTIVITIES:
During 1993, the Company sold its interest in the oil and gas pipeline construction business. In connection with this sale the Company received $3,298,000 in cash and a $3,600,000 promissory note for the stock of such business with net assets of $6,798,000 (including $2,395,000 in cash).

During 1992, the Company acquired the GEMS Business. In connection with this Acquisition, the Company paid
$108,868,000 in cash and issued stock valued at $7,720,000 for assets with a fair value of $137,066,000 and assumed liabilities of $20,478,000.

   See notes to consolidated financial statements.

               GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (tabular amounts in thousands of dollars except per share amounts)

1.   Business Acquisition and Discontinued Operations
   (a)  Business Acquisition

On November 10, 1992, Glenayre Technologies, Inc. (the "Company") acquired the telecommunications equipment and related software business (the "GEMS Business") of Glentel Inc., British Columbia, Canada ("GEL"), formerly known as Glenayre Electronics Ltd. (the "Acquisition"). The GEMS Business designs, manufactures, markets and services switches, transmitters, controls and software used in personal communications systems (including its paging, voice messaging, and message management and mobile data systems), transit communications systems and mobile telephone systems. The GEMS Business has manufacturing facilities in Quincy, Illinois and Vancouver, British Columbia and an engineering and technical support center in Atlanta, Georgia. The purchase price of $116,588,000 consisted of $103,090,000 in cash, $5,778,000 in acquisition costs, and 1,903,648 shares of the Company's common stock valued at $7,720,000 at the date of the Acquisition. The 1992 consolidated financial statements include the operating results of the GEMS Business for the period November 10, 1992 to December 31, 1992. The Acquisition, which was funded from available cash and the proceeds from new bank borrowings, was accounted for as a purchase and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the Acquisition.

 (b) Discontinued Operations

Subsequent to the Acquisition, the Company decided to dispose of its oil and gas pipeline construction operations headquartered in Houston, Texas and its real estate operations headquartered in Phoenix, Arizona in order to focus exclusively on the telecommunications industry. These operations are being accounted for as discontinued operations for all periods presented. The GEMS Business represents the Company's sole continuing operations. Income (loss) from operations of these two businesses for the year ended December 31, 1992 were as follows (no income tax effect):

       Pipeline construction                        $    565
       Real estate operations                         (8,555)
                                                     $(7,990)

Oil and Gas Pipeline Construction Operations. Effective December 31, 1992, the Company adopted a formal plan to dispose of its oil and gas pipeline construction operations. The Company sold its interest in the oil and gas pipeline construction business on October 22, 1993 for approximately $6.9 million, resulting in a gain of $100,000, net of tax. The Company received approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994 and other non-current assets at December 31, 1993) which is collateralized by, among other things, certain pipeline construction equipment.

Revenues of the oil and gas pipeline construction operations amounted to $16,300,000 and $13,791,000 for the period from January 1, 1993 to the date of sale and for the year ended December 31, 1992, respectively. There was no material operating income or loss from this operation in 1993.

Real Estate Operations. Following the Acquisition, the Company restructured its real estate operations headquartered in Phoenix, Arizona. The restructuring plan called for a new real estate sales strategy and the shutdown of the Phoenix real estate office. In connection with this restructuring plan, the Company incurred a non-cash charge of approximately $6.2 million in the fourth quarter of 1992. This charge consisted of a $5.7 million reduction in the estimated net realizable value of the Company's real estate assets and the establishment of a $558,000 reserve for the estimated shutdown costs of its Phoenix real estate office. The Phoenix real estate office was closed on June 30, 1993.

On July 6, 1993, the Company adopted a formal plan of disposal which called for disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States). Adoption of the disposal plan did not result in any further write-downs of the real estate held for sale or any additional reserves related to the shutdown of the Phoenix real estate office. The sales of the remaining parcels were completed as of June 30, 1994, with an aggregate recognized gain in 1994 of approximately $388,000, net of income taxes of $248,000.

          GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)

Revenues from the sale of real estate amounted to $6,515,000, $571,000 and $646,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

2.   Summary of Significant Accounting Policies

 Consolidation

The consolidated financial statements include the accounts of Glenayre Technologies, Inc. and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

 Operating Cycle

Assets and liabilities related to long-term contracts are included in current assets and current liabilities in the consolidated balance sheets, as they will be liquidated in the normal course of contract completion.

 Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These investments consist of high-grade commercial paper, bank certificates of deposits, U.S. Treasury bills and notes and repurchase agreements backed by U.S. Government securities.

 Inventories

Inventories are valued at the lower of average cost or market.

 Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20 years; furniture, fixtures and equipment, 3-7 years).

 Goodwill

Goodwill represents the excess of cost over assigned fair market value of net assets acquired and is being amortized on a straight-line basis over 25 years. Goodwill is shown net of accumulated amortization of $5,750,000 and $3,063,000 at December 31, 1994 and 1993, respectively.
Management evaluates the recoverability of goodwill based on the expected future profitability of acquired businesses.

 Foreign Currency Translation

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations are included in the consolidated statement of operations.

               GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)

Revenue Recognition

The Company recognizes revenues at the time products are shipped (except for certain long-term contracts described below) and collection of the resulting receivable is deemed probable by the Company. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company. The Company has no obligations to customers after the date products, product enhancements and upgrades are shipped, except for product warranties as described below.

The Company recognizes fees from installation and repair services when such services are provided to customers. Revenues derived from contractual postcontract support services are recognized ratably over the one-year contract period of required support.

The Company uses the percentage-of-completion method to recognize revenues on certain long-term telecommunications hardware and installation contracts. Earnings are accrued based on the completion of key contract performance requirements. As long-term contracts extend over one or more years, revisions in cost and profit estimates are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

 Computer Software Development Costs

Computer software development costs are expensed as incurred. Such costs are required to be expensed until the point of technological feasibility is established. Costs which may otherwise be capitalized after such point are generally not significant and are therefore expensed as incurred.

 Estimated Warranty Costs

The Company warrants its telecommunications products other than certain transmitters for one year after sale. The majority of the Company's transmitters are warranted for two years after sale. A provision for estimated warranty costs is recorded at the time of sale.

 Research and Development

All research and development costs are expensed as incurred.

 Income Taxes

The Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," effective January 1, 1992. The adoption of SFAS 109 did not have a significant impact on the Company's financial position or results of operations. This standard requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the financial statements.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Reclassifications

Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 financial statement presentation.

                GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

      (tabular amounts in thousands of dollars except per share amounts)

3.  Short-Term Investments

Short-term investments amounting to $39,462,000 at December 31, 1994 are comprised of highly liquid, high-grade commercial paper, bank certificates of deposit and U.S. Treasury notes with original maturities greater than three months, but not exceeding one year. Short-term investments are stated at cost which approximates fair market value.

4.   Accounts Receivable

Accounts receivable at December 31, 1994 and 1993 consist of:

                                              1994       1993

Trade receivables                           $34,320    $26,273
Retainage receivable                          1,333      2,768
Other                                         1,159        484
Less:  allowance for doubtful accounts       36,812     29,525
                                            (3,105)     (2,440)
                                           $33,707     $27,085


5.   Inventories

Inventories at December 31, 1994 and 1993 consist of:

                                          1994       1993

Raw materials                            $10,999     $ 7,214
Work-in-process:                             762       3,554
   Uncompleted contracts                   6,425       4,466
   Other                                   6,075       3,819
Finished goods                           $24,261     $19,053

6.   Property, Plant and Equipment

Property, plant and equipment at December 31, 1994 and 1993 consist of:

                                           1994         1993

Land                                       $ 1,228    $  1,228
Buildings                                    5,937       5,230
Furniture, fixtures and equipment           15,899       8,966

Other                                          531         291
                                            23,595      15,715
Less: Accumulated depreciation              (5,888)     (3,167)
                                           $17,707     $ 12,548


The Company is currently in the process of expanding both its Quincy, Illinois and Vancouver, British Columbia manufacturing facilities. Total costs of these expansions will be approximately $8.8 million, of which $640,000 had been incurred through December 31, 1994. These expansions are expected to be completed in 1995.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

     (tabular amounts in thousands of dollars except per share amounts)


7.   Accrued Liabilities

 Accrued liabilities at December 31, 1994 and 1993 consist of:

                                              1994         1993

Accrued project costs                        $  3,039      $ 4,675
Accrued warranty costs                          4,312        3,774
Accrued sales commissions                       2,274          783
Accrued compensation and benefits               4,402        3,982
Accrued income taxes                            3,220        2,122
Other accruals                                  7,788        4,297
                                              $25,035      $19,633

8.   Income Taxes

 The Company's income tax provision (benefit) consists of the following:

                                                  1994       1993       1992

Current provision:
   United States Federal                         $  --    $  1,062      $ --
   Charge equivalent to tax benefit of stock
     option exercises                              9,726     4,600        --
   Foreign                                         2,653     3,509        95
   State and local                                    40       744        --
     Total current                                12,419     9,915        95
Deferred provision (benefit):
   Before valuation allowance adjustment           5,107     2,444        --
   Adjustment to valuation allowance             (10,326)  (11,898)       --
     Total deferred provision (benefit)           (5,219)   (9,454)       --
Total provision                                  $ 7,200  $    461       $95



The sources of income from continuing operations before income taxes and extraordinary item are presented as follows:

                                         1994      1993      1992

United States                            $35,437   $20,588   $935
Foreign...........                         4,858     3,573     25
Income from continuing operations        $40,295   $24,161   $960

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                          1994       1993      1992
Income tax provision at U.S. statutory rate              $14,104   $  8,456   $ 326
Reduction in valuation allowance                         (10,326)   (11,898)     --
Reduction of tax provision attributable to losses from
   discontinued operations                                  --           --    (326)
Foreign taxes at rates other than U.S. statutory rate      1,997      2,053      22
State taxes (net of federal benefit)                         655        909      73
Non-deductible goodwill amortization                         770        941      --
Income tax provision                                    $  7,200   $    461   $  95



The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax assets and liabilities at December 31, 1994 and 1993 are as follows:

                                           1994        1993


Assets:
  U.S. net operating loss carryforwards    $48,173    $46,944
  State net operating loss carryforwards     2,342      3,739
  U.S. capital loss carryforwards            1,588     22,191
  Other                                     11,522     16,427
                                            63,625     89,301
  Less: Valuation allowance                (33,246)   (63,988)
                                            30,379     25,313
Liabilities                                 (1,351)    (1,503)
Deferred tax asset, net                    $29,028    $23,810


The reduction in the valuation allowance of $30,742,000 during the year ended December 31, 1994 included $20,603,000 related to the expiration of U.S. capital loss carryforwards as well as $10,326,000 related to the recognition of tax benefits which arose prior to the 1988 quasi-reorganization (see below). The Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 1994 will be fully realized.

At December 31, 1994, the Company has U.S. net operating loss carryforwards and capital loss carryforwards as follows:

                              Operating   Capital
       Year of Expiration      Losses     Losses

            1995             $   8,647     $3,282
            1996                26,954      1,254
            1997                25,992         --
            1998                45,290         --
            1999                    --         --
            2000                 5,318         --
            2001                 5,397         --
            Thereafter          20,038         --
                              $137,636     $4,536

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)

The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1994 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

Subsequent to the quasi-reorganization completed on February 1, 1988, as described in Note 11, the benefits derived from the utilization of these tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of these tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of SFAS 96 contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

If the original guidance in SAB 86 had been applied, the Company's net income for the years ended December 31, 1994 and 1993 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $10,326,000 ($.40 per share) in 1994 and $11,898,000 ($.54 per share) in 1993. There was no utilization during 1992 of tax net operating loss carryforwards arising prior to the quasi-reorganization.

9.   Operating Lease Commitments

The Company leases office facilities and various equipment under noncancelable operating leases. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1994 are as follows:

                1995.............................      $1,034
                1996.............................         871
                1997.............................         659
                1998.............................         477
                1999.............................         446
                Thereafter......................          325
                                                       $3,812

Rent expense for continuing operations amounted to $1,254,000, $923,000 and $207,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

10.   Employee Benefit Plans

  (a) Postretirement Health Care Benefits

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS 106"), which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits as claims were incurred, and such costs were not material in 1992. Because these benefits relate to an acquired business, SFAS 106 requires that the Company's accumulated postretirement benefit obligations be amortized over a period of up to twenty years. The Company elected to recognize this initial obligation at January 1, 1993 (approximately $1,017,000) over twenty years.

               GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)


The Company's accumulated postretirement benefit obligation at December 31, 1994 and 1993 relate to:

                                          1994              1993

       Retirees                           $387            $  312
       Fully eligible plan participants    331               339
       Other active plan participants      248               518
                                          $966            $1,169

Net postretirement benefit cost for the years ended December 31, 1994 and 1993 consist of the following components:

                                                     1994     1993

       Service cost                                 $  84     $ 68
       Interest cost on accumulated postretirement
        benefit obligation                             87       88
       Amortization of transition obligation           51       51
                                                    $ 222     $207

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1994 was 13% for 1995, decreasing linearly each successive year until it reaches 5.5% in 2003, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and the 1994 net postretirement health care cost by approximately 14.0% and 4.5%, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1994 and December 31, 1993 was 8% and 7%, respectively.

 (b) Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans attributable to continuing operations amounted to approximately $1,159,000, $1,051,000 and $155,000 during the years ended December 31, 1994, 1993 and 1992, respectively.

11.   Stockholders' Equity

  (a) Quasi-Reorganization

On February 1, 1988, the Company completed a quasi-reorganization. After determining that the Company's balance sheet reflected approximate fair value on that date and that revaluation was not necessary, the accumulated deficit and the cumulative translation adjustment were adjusted to zero by reclassifying them to contributed capital. A new retained earnings account was established as of February 1, 1988.

 (b) Stock Split

On December 8, 1994, the Board of Directors of the Company adopted a resolution authorizing a three-for-two split of the Company's common stock, effected in the form of a 50% stock dividend distributed on January 5, 1995 to stockholders of record on December 22, 1994.

All share and per share amounts have been restated to reflect this stock dividend.

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)


 (c) Increase in Common Stock Authorized

On May 26, 1994, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation providing for an increase in the number of shares of common stock authorized from 30,000,000 shares to 50,000,000 shares.

 (d)  Stock Repurchase Plan

On December 8, 1994, the Board of Directors of the Company adopted a resolution authorizing the repurchase from time-to- time of the Company's common stock not to exceed in the aggregate 750,000 shares. In December 1994, the Company repurchased 37,500 shares at a cost of $1,287,500, which is shown as a reduction of common stock and contributed capital.

 (e) Stock Option Plans

On May 14, 1991, the Company's stockholders approved the establishment of the 1991 Long-Term Incentive Plan (the "Plan") to promote the long-term financial interests and growth of the Company, reserving 1,710,000 common shares for directors, officers and other key employees of the Company and its subsidiaries. The Plan is administered by a committee of the Board of Directors (the "Committee"). On October 30, 1992, the Company's stockholders approved an amendment to the Plan (i) to increase the number of shares of common stock available for issuance pursuant to awards under the plan from 1,710,000 to 3,600,000; (ii) to permit the Company to sell stock under the Plan at less than fair market value; and (iii) to provide for formula-based awards of stock options to the non-employee directors of the Company based on their years of service. Further, on May 26, 1994, the Company's stockholders approved an amendment to the Plan (i) to change the name to the Long-Term Incentive Plan and (ii) to increase the number of shares of common stock available for issuance pursuant to awards under the plan from 3,600,000 to 5,100,000 shares.

In connection with the Acquisition, the Company sold 404,305 shares to certain key management employees of the GEMS Business for $2.44 per share and granted the GEMS Business managers options to purchase (i) 787,497 shares of common stock at $2.89 per share, (ii) 383,190 shares of common stock at $3.27 per share, and (iii) 337,497 shares of common stock at $5.56 per share. In addition to the options granted to the GEMS Business managers, the Committee granted options to purchase 405,000 shares of common stock at $2.89 per share to certain officers and directors of the Company for services provided in connection with the Acquisition. Also, during 1994, 1993 and 1992, the Committee granted options to purchase 27,000, 108,000 and 27,000 shares of common stock at $25.00, $2.89 and $2.89 per share, respectively, to six directors pursuant to the formula-based award provision of the Plan. In addition, at various dates during 1994 and 1993, the Committee granted options to purchase in the aggregate 911,850 and 79,500 shares, respectively, of common stock at the fair market value at the date of grant to certain officers and employees. All these options to purchase shares expire from five to ten years from the date of grant.

Since certain options granted in 1993 and 1992 were fully vested immediately and as the exercise price of certain stock options was below the market price at the date of grant, the Company recorded compensation expense for the vested portion of $490,000, $1,286,000 and $1,920,000 in 1994, 1993 and 1992, respectively, which is included in selling, general and administrative expenses.

                   GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

        (tabular amounts in thousands of dollars except per share amounts)

Activity and price information regarding the Plan is summarized as follows:




                                                        Price
                                       Shares           Range

Outstanding, December 31, 1991         967,500          $2.85
Granted                              2,425,500       2.45  --  5.55
Exercised                             (404,307)          2.45
Outstanding, December 31, 1992       2,988,693       2.85  --  5.55
Granted                                106,500       2.89  -- 25.00
Exercised                             (635,548)      2.89  --  5.55
Canceled                              (112,500)          2.85
Outstanding, December 31, 1993       2,347,145       2.85 --  25.00
Granted                                938,850      25.00  -- 38.83
Exercised                             (884,287)      2.85 --  28.67
Canceled                               (15,000)         28.67
Outstanding, December 31, 1994        2,386,708     $2.85 -- $38.83


Of the outstanding options at December 31, 1994, 1,764,308 are currently exercisable.

On June 23, 1987, the Company's stockholders approved the establishment of the 1987 Stock Option Plan (the "1987 Plan"), reserving 1,710,000 common shares for directors, officers and other key employees of the Company and its subsidiaries. The 1987 Plan is also administered by the Committee. Effective July 15, 1992, the Board of Directors amended the 1987 Plan to reduce the number of shares reserved to 778,500. All options granted under the 1987 Plan expire ten years from the date of grant.

Activity and price information regarding the 1987 Plan is summarized as follows:

                                                              Price
                                            Shares            Range
       Outstanding, December 31, 1991      778,500        $2.30 - $2.85
        Canceled                           (27,000)            2.33
       Outstanding, December 31, 1992      751,500         2.30 -  2.85
       Exercised                          (346,491)        2.30 -  2.85
       Outstanding, December 31, 1993      405,009         2.33 -  2.83
       Exercised                          (114,000)        2.33 -  2.83
       Canceled                                 (9)            2.83
      Outstanding, December 31, 1994       291,000        $2.33 - $2.83

All outstanding options at December 31, 1994 are currently exercisable.

Contributed capital was increased in 1994 and 1993 by $9,726,000 and $4,600,000, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

           GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)

 (f) Employee Stock Purchase Plan

Effective July 1, 1993, the Company established the Glenayre
Technologies, Inc. Employee Stock Purchase Plan (the "ESP Plan"). The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All permanent, full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every January 1 and July 1. The price for common stock offered under the ESP Plan for each six-month period is equal to 90% of the average market price of the common stock for the five trading days prior to the first day of the six-month period. For the January 1, 1995 to June 30, 1995 period, the stock purchase price is $34.36. The Company has reserved 225,000 shares of common stock for issuance under the ESP Plan. During 1994, employees purchased 9,576 shares and 7,612 shares pursuant to the ESP Plan at $12.59 per share and $25.29 per share, respectively. There were no shares purchased pursuant to the ESP Plan during 1993.

 (g) Income (Loss) per Common Share

Primary income (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding plus, for the years ended December 31, 1994 and 1993, the shares that would be outstanding assuming exercise of dilutive stock options, which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock. For the year ended December 31, 1992, the effect of common stock equivalents would be anti-dilutive.

The number of shares used to compute primary per share data for the years ended December 31, 1994, 1993 and 1992 was 26,090,430, 21,955,158
and 16,670,426, respectively.

For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on December 31, 1994 and 1993 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the years ended December 31, 1994, 1993 and 1992 was 26,129,654, 22,168,668, and 16,670,426,
respectively.

12.   Other Income (Expenses)

During 1993, the Company paid off all bank debt incurred in connection with the Acquisition and wrote off the entire remaining balance of debt issuance costs of approximately $2.7 million, resulting in an extraordinary loss of approximately $1.7 million after income tax benefit.

During 1992, the Company determined that the decline in the market value of certain marketable equity securities was other than temporary. The Company therefore adjusted the carrying value of such securities and recorded a loss of $199,000 for year ended December 31, 1992.

13.   Contingencies

The Company is currently involved in various disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.

              GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

   (tabular amounts in thousands of dollars except per share amounts)

14.   Line of Business and Operations by Geographic Areas

The Company's continuing operations involve one business segment: the manufacture and sale of telecommunications equipment and related software used by service providers and other wireless personal communications markets. The Company markets and services its products in the United States, Canada and other foreign countries through its own direct sales organization or outside distributors and agents. Information about the Company's operations in different geographic areas at December 31, 1994, 1993 and 1992, and for the years then ended (which included 51 days of the GEMS Business in 1992), is presented below:

                                   1994      1993      1992

Net Sales:
   United States                 $171,780   $131,707  $14,263
   Canada                          30,925     27,146    4,231
   Other countries                    327         96      145
   Eliminations                   (30,925)   (22,810)  (3,053)
                                 $172,107   $136,139   $15,586


Net sales include intergeographic sales ($30,925,000 in Canada during 1994; $1,613,000 in the U.S. and $21,197,000 in Canada during 1993; and
$279,000 in the U.S. and $2,774,000 in Canada during 1992) which have been eliminated in consolidation. Sales to one customer amounted to 13% of sales for 1994. Sales to two customers amounted to approximately 10% each of sales for 1993. Sales to two customers amounted to approximately 11% each of sales for the period from November 10, 1992 to December 31, 1992. Export sales from the U.S. to unaffiliated customers were approximately $56,868,000 in 1994, which includes sales of approximately $612,000 to the Middle East, $39,895,000 to the Pacific Rim and $8,306,000 to Europe. Export sales from the U.S. to unaffiliated customers were approximately $50,865,000 in 1993, which includes sales of approximately $4,252,000 to the Middle East and $38,585,000 to the Pacific Rim. Export sales from the U.S. to unaffiliated customers were approximately $6,127,000 in 1992, which includes sales of approximately $2,134,000 to the Middle East and $2,079,000 to the Pacific Rim.


                                                            1994        1993        1992
Operating Profit:
   United States                                            $36,564    $ 28,885   $   3,373
   Canada                                                     5,560       4,353         203
   Other countries                                              828         143         (17)
                                                             42,952      33,381       3,559
   Less corporate, interest and other income (expenses)
      and eliminations                                       (2,657)     (9,220)     (2,599)
   Income from continuing operations before income taxes
      and extraordinary item                                $40,295   $  24,161   $     960

 Identifiable Assets:
   United States                                           $174,538   $ 150,362    $145,912
   Canada                                                    18,078      17,617      22,248
   Other countries                                            1,200       1,460         991
   Geographic totals                                        193,816     169,439     169,151
   General corporate assets                                  91,145      58,805         325
   Total assets                                            $284,961   $ 228,244    $169,476

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

15.   Related Party Transaction

The Company obtains various financial advisory services from an investment management firm, two of the principals of which serve on the Board of Directors of the Company. For each of the years ended December 31, 1994, 1993 and 1992, the Company paid $200,000 for such services, which are included in selling, general and administrative expense.

16.  Pending Business Acquisition

On January 3, 1995, the Company entered into an agreement to acquire Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The estimated purchase price of approximately $30.3 million consists of 750,000 shares of the Company's common stock (including 230,299 shares issuable upon exercise of stock options) valued at approximately $29.1 million based on the stock price at the date of the agreement and approximately $1.2 million in acquisition costs. The actual purchase price may differ from the estimated purchase price because of fluctuations in the price of the Company's common stock between the date of the agreement and the date of closing. The acquisition will be accounted for as a purchase and is expected to be completed by May 1995. The acquisition is subject to approval by the MUX shareholders.

To the Directors of
Glenayre Technologies, Inc.

   We have audited the consolidated balance sheets of Glenayre Electronics Manufacturing (a division of Glenayre Electronics Ltd., subsequently renamed Glentel Inc.) ("GEMS") as at November 10, 1992 , and the consolidated statements of income and net assets, and cash flows for the period from January 1, 1992 to November 10, 1992 . Our audit also included the supplemental schedule listed in the Index at Item 14. These financial statements and supplemental schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

   In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the division as at November 10, 1992 and the results of operations and changes in net assets and cash flows for the period from January 1, 1992 to November 10, 1992 in accordance with generally accepted accounting principles in Canada. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Vancouver, Canada
April 21, 1993
                                             GRANT THORNTON*
                                             Chartered Accountants



* Also operating as Doane Raymond

               GLENAYRE ELECTRONICS MANUFACTURING
   (A Division of Glenayre Electronics Ltd., subsequently renamed
                         Glentel Inc.)

                     CONSOLIDATED BALANCE SHEET

                         November 10, 1992

                     (Cdn. $ in thousands)




Assets
Current assets
   Cash                                              $  2,504
   Accounts receivable (net of $1,296 allowance)       30,709
   Inventories (Note 3)                                17,647
   Agreements and notes receivable (Note 4)             1,055
   Prepaid expenses                                     1,071
        Total current assets                           52,986
Agreements and notes receivable (Note 4)                4,700

Property and equipment (Note 5)                        12,410
Goodwill                                               24,983
                                                      $95,079
Liabilities and Net Assets
Current liabilities
   Accounts payable and accrued liabilities           $20,518
   Income taxes                                         6,974
   Current portion of long-term debt                    1,381
        Total current liabilities                      28,873
Long-term debt (Note 6)                                22,419
                                                       51,292
Net assets                                             43,787
                                                      $95,079




   (The accompanying notes are an integral part of the statements)

                        GLENAYRE ELECTRONICS MANUFACTURING
       (A Division of Glenayre Electronics Ltd., subsequently renamed
                               Glentel Inc.)

               CONSOLIDATED STATEMENT OF INCOME AND NET ASSETS

                 Period January 1, 1992 to November 10, 1992

                              (Cdn. $ in thousands)





Sales....................................................$100,900
Cost of sales   .........................................  41,038
Operating and administrative   ..........................  24,842
Depreciation and amortization   .........................   3,766
Research and developement................................   9,022
                                                           78,668
Operating income before..................................  22,232
Interest on long-term debt...............................   3,193
Interest income..........................................    (255)
Income before............................................  19,294
Income taxes (Note 1)....................................   7,718
Net income...............................................  11,576
Net asset balance, January 1, 1992.......................  32,788
Net advances to other divisions..........................    (577)
Net asset balance, November 10, 1992..................... $43,787




   (The accompanying notes are an integral part of the statements)

                  GLENAYRE ELECTRONICS MANUFACTURING
   (A Division of Glenayre Electronics Ltd., subsequently renamed
                             Glentel Inc.)

               CONSOLIDATED STATEMENT OF CASH FLOWS

              Period January 1, 1992 to November 10, 1992

                      (Cdn. $ in thousands)






Operating Activities
Income from operations                         $11,576
Item not requiring cash from operations:
   Depreciation and amortization                 3,766
Changes in operational balances:
   Accounts receivable                          (6,907)
   Inventories                                    (354)
   Payables and accruals                           470
   Other                                        (1,495)
Cash provided by operating activities            7,056

Investing Activities
Additions to property and equipment             (1,943)
Increase in agreements and notes receivable     (3,851)
Cash utilized in investing activities           (5,794)

Financing Activities
Net change in long-term debt                     1,991
Net advances to other divisions                   (577)
Decrease in bank indebtedness                     (172)
Cash provided by financing activities            1,242
Increase in cash                                 2,504
Cash, beginning of period                           --
Cash, end of period                              2,504


   (The accompanying notes are an integral part of the statements)

                  GLENAYRE ELECTRONICS MANUFACTURING
   (a division of Glenayre Electronics Ltd., subsequently renamed
                             Glentel Inc.)

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               (tabular amounts in thousands of Cdn. dollars)
                             November 10, 1992
1. Basis of Presentation

These consolidated divisional financial statements have been prepared from the audited accounts of Glenayre Electronics Ltd. (subsequently renamed Glentel Inc.) The assets, liabilities, revenues, and expenses reflected in these financial statements are those related to the business of designing, manufacturing, marketing and servicing switches, transmitters, controls and software used in personal communications systems (including paging, voice messaging, and alphanumeric messaging and mobile data systems), transit communications systems and mobile telephone systems (the "GEMS Business").

These financial statements reflect the following:

 (a) Overhead

The allocation method for overhead costs was based on the direct relation of such costs to the related specific divisional activities. Management believes that these allocations are reasonable and if these costs were incurred directly by this division, these costs would not be materially different from the allocated amounts. For the period January 1, 1992 to November 10, 1992, the GEMS Business was allocated overhead costs of $375,000 out of total corporate overhead amounting to $2,128,000.

 (b) Income Taxes

The tax provision for the period is assumed to be 40%. The actual taxes for the period are less than the statutory rates because of timing differences, other book losses, and net operating loss carryforwards.

The operating results presented in this consolidated divisional statement of income are not necessarily indicative of future divisional operating results nor of operating results that would have been reported had the division previously been an entity separate from Glenayre
Electronics Ltd. (subsequently renamed Glentel Inc.)

2. Significant Accounting Policies

The financial statements have been prepared by the GEMS Business management in accordance with consistently applied accounting principles generally accepted in Canada, and conform in all material respects with International Accounting Standards.

 (a) Consolidation

  All material intradivisional accounts and transactions have been eliminated upon consolidation.

 (b) Inventories

Raw materials are valued at the lower of the average cost of materials purchased or replacement costs. Work-in-process and finished goods are valued at the lower of cost or net realizable value.

 (c) Property and Equipment

Property and equipment are stated at cost, net of investment tax credits earned.

Depreciation is computed principally on the declining balance method based on annual rates established to amortize the cost of depreciable assets over their estimated useful lives as follows:

       Buildings      4%
       Equipment      20%-50%

               GLENAYRE ELECTRONICS MANUFACTURING
   (a division of Glenayre Electronics Ltd., subsequently renamed
                         Glentel Inc.)

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

 (d) Goodwill

Goodwill, representing the excess of purchase consideration over the fair market value of the net assets acquired, is amortized on a straight line basis over various periods up to twenty years. To the extent that there is a permanent impairment in the carrying value of goodwill, the carrying value is written down.

 (e) Foreign Currency Translation

The accounts of foreign subsidiaries have been translated into Canadian dollars as follows:

monetary assets and liabilities at the exchange rate in effect at the balance sheet date; non-monetary items at the exchange rates in effect when they were acquired; revenue and expenses at the average exchange rate during the period except for depreciation and amortization which are translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on translation are included in the results of operations.

For the period January 1, 1992 to November 10, 1992, included in operations is the foreign currency exchange on translation of foreign subsidiary accounts (net of exchange on foreign denominated transactions) amounting to a $1,569,000 gain.

 (f) Revenue Recognition

Revenue is recognized at the time products are shipped or services are provided to customers. The percentage of completion method is used to recognize revenue from communications hardware and installation contracts.

 (g) Research and Development

All research and development costs are charged against earnings in the period they are incurred, and are reported net of investment tax credits and government grants.

3. Inventories

  Raw materials      $  8,091
  Work-in-process       4,781
  Finished goods        4,775
                      $17,647

4. Agreements and Notes Receivables

Agreements and notes receivable represent secured contracts or loans between the GEMS Business and certain customers and employees which bear interest at various rates.

                  GLENAYRE ELECTRONICS MANUFACTURING
   (a division of Glenayre Electronics Ltd., subsequently renamed
                            Glentel Inc.)

       NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

5. Property and Equipment

  Land.................................... $  1,598
  Buildings...............................    7,846
  Equipment................................  23,719
  Other   .................................   1,574
                                             34,737
  Accumulated depreciation.................  22,327
                                            $12,410


6. Long-Term Debt

  Loan from corporate office..............  $19,442
  Other...................................    4,358
                                             23,800
  Current portion.........................    1,381
                                            $22,419

Included in other long-term debt are obligations of the Company in respect of long-term capital leases, debentures, bonds, and notes payable.

Annual principal payments on long-term debt during the next five years are:

   1993   .........................   $ 1,381
   1994   .........................    20,999
   1995   .........................       317
   1996   .........................       335
   1997   .........................        32
                                      $23,064

7. Segmented Information

                                                        Operating Identifiable
                                                 Sales    Income    Assets

       Canada ...............................  $  66,876  $21,061  $51,548
       United States ........................     32,527    1,108   43,347
       Other ................................      1,497       63      184
                                                $100,900  $22,232  $95,079

                   GLENAYRE ELECTRONICS MANUFACTURING
   (a division of Glenayre Electronics Ltd., subsequently renamed
                         Glentel Inc.)

      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS-(Concluded)

8. Commitments

The GEMS Business has entered into agreements to lease certain of its premises and office equipment for various periods until 1997. The annual rent of premises consist of minimum rent plus realty taxes, maintenance and other operating expenses. Minimum rent payable for premises and equipment in aggregate and for each of the next five years is as follows:

   1993                    $1,043
   1994                       843
   1995                       435
   1996                       238
   1997                        43
                           $2,602

9. Contingencies

Legal actions have been commenced against Glenayre Electronics Ltd. (subsequently renamed Glentel Inc.) and its subsidiaries alleging certain breaches of contract entered into during the conduct of normal business activities. The management of the GEMS Business is of the opinion that the ultimate resolution of these actions will not have a significant effect on the Company's future results of operations. Glenayre Electronics Ltd. (subsequently renamed Glentel Inc.) is contingently liable under letters of credit and bond guarantees totalling $3,222,869.

10. Reconciliation between Canadian and U.S. Generally Accepted
Accounting Principles

There would not be any material differences if the financial statements had been prepared in accordance with U.S. generally accepted accounting principles.

The following additional note disclosure would be required under U.S. generally accepted accounting principles:

 Post-retirement health care benefits

The GEMS Business provides its U.S. employees with certain health care benefits upon retirement. Currently, the GEMS Business charges the cost of these post-retirement benefits to operations when paid.

In December, 1990, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions," which is effective for years beginning after December 31, 1992. SFAS 106 requires the accrual of future retiree benefit costs over the active service period of employees to the date of full eligibility for such benefits.

Adoption of this new U.S. rule, required in 1993, is expected to increase the GEMS Business' annual expense for post-retirement health care benefits by approximately $250,000. The GEMS Business estimates that it will have an obligation for post-retirement health care benefits at the date of adoption of approximately $1,300,000. This obligation will be accrued over the average remaining years of service to the expected retirement date of employees in place at the time the new standard is adopted.

11. Disposition of the GEMS Business

On November 10, 1992, Glenayre Electronics Ltd. (subsequently renamed Glentel Inc.) sold the GEMS Business for approximately $137 million.

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

                                    None.



                                   PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation,"
"COMPENSATION--Employment Agreements," "COMPENSATION - Option Agreements," "COMPENSATION- -Compensation Committee Interlocks and Insider Participation," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 24, 1995.

                                 PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.   Index to Financial Statements and Supplemental Schedules

(i)   Financial Statements                                                                    Page
GLENAYRE TECHNOLOGIES, INC.
  Independent Auditors' Report                                                                  27
  Consolidated Balance Sheets at December 31, 1994 and 1993                                     28
  Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992    29
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
   1993 and 1992                                                                                30
  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992    31
  Notes to Consolidated Financial Statements                                                    33

GEMS BUSINESS (Predecessor Business Acquired by Glenayre Technologies, Inc. in 1992)
  Auditors' Report                                                                              46
  Consolidated Balance Sheet at November 10, 1992                                               47
  Consolidated Statement of Income and Net Assets for the period January 1, 1992 to
    November 10, 1992                                                                           48
  Consolidated Statement of Cash Flows for the period January 1, 1992 to November 10, 1992      49
  Notes to Consolidated Financial Statements                                                    50

(ii)   Supplemental Schedules:

GLENAYRE TECHNOLOGIES, INC.
  (For the years ended December 31, 1994, 1993 and 1992)
  Schedule VIII - Valuation and Qualifying Accounts and Reserves                                59

GEMS BUSINESS
  (For the period January 1, 1992 to November 10, 1992)
  Schedule VIII - Valuation and Qualifying Accounts and Reserves                                60

Schedules not listed above have been omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

B.   Reports on Form 8-K

   There were no reports on Form 8-K for the three months ended December
   31, 1994.

C.  Exhibits

Exhibit
Number                                Description



2.1 Purchase and Sale Agreement dated as of July 16, 1992 among Glenayre Electronics Ltd. ("GEL"), as Seller and N-W Group, Inc. ("N-W"), Nu-West, Inc. ("Nu-West") and N-W Group Canada Inc. ("N-W Canada''), as Purchasers, was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 27, 1992 and is incorporated herein by reference.

2.2 Amendment to Purchase and Sale Agreement, dated November 10, 1992, among GEL, N-W, Nu-West, Glenayre Manufacturing, Ltd. (formerly called N-W Canada) ("Manufacturing"), and Glenayre R & D, Inc. ("R&D") was filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

3.1 Restated Certificate of Incorporation of N-W dated June 7, 1990 was filed as Exhibit 3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and is incorporated herein by reference.

3.2        Certificate of Amendment to Restated Certificate of
           Incorporation of N-W, dated November 3, 1992 and effective as of November 10, 1992 was filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and is incorporated herein by reference.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Glenayre, effective October 7, 1993, was set forth as Exhibit A to Registrant's definitive Proxy Statement dated September 9, 1993, and is incorporated herein by reference.

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of Glenayre, effective May 26, 1994, was set forth as Exhibit A to Registrant's definitive Proxy Statement dated April 24, 1994, and is incorporated herein by reference.

3.5 Restated by-laws of Glenayre Technologies, Inc. effective June 7, 1990, as amended September 21, 1994 is filed herewith.

4 Pursuant to Item 601(4)(iii) of Regulation S-K, an Indenture, dated September 15, 1981, between Hallcraft Homes, Inc. and U.S. Trust Company of New York, and Supplemental Indentures, dated April 30, 1987 and March 11, 1983, are not filed as exhibits to Annual Report on Form 10-K. The Company hereby agrees to furnish a copy of such instrument to the Commission upon request.

10.1 Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.*

10.2 Stock option agreement, dated December 3, 1990, between the Company and Clarke H. Bailey which, in part, amends the Employment Agreement, dated December 31, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.3 First Amendment, dated April 15, 1994, to the Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.4 Amendment Agreement, dated February 1, 1995, which in part, amends the Employment Agreement dated December 3, 1990 and the Stock Option agreement dated December 3, 1990 between the Company and Clarke H. Bailey, is filed herewith*

10.5 Employment Agreement, dated November 10, 1992, between N-W and John J. Hurley was filed as Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.6 Amendment, dated December 8, 1994, to the Employment Agreement dated November 10, 1992 between the Company and John J. Hurley is filed herewith.*

10.7 Employment Agreement, dated November 10, 1992, between N-W and Ramon D. Ardizzone was filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.8 Amendment, dated March 9, 1995, to the Employment Agreement dated November 10, 1992 between the Company and Ramon D. Ardizzone is filed herewith.*

10.9 Executive Severance Benefit Agreement, dated February 1, 1995, between the Company and Stan Ciepcielinski, is filed herewith.*

10.10 ET Securities Agreement, dated November 10, 1992, between N-W and seven senior employees of the Company was filed as
           Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.11 First Amendment to ET Securities Agreement, dated December 29, 1992, between the Company and seven senior employees of the Company was filed as Exhibit 25(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.*

10.12 Second Amendment to ET Securities Agreement, dated March 17, 1994, between the Company and seven senior employees of the Company was filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.13 Third Amendment to ET Securities Agreement, dated March 9, 1995, between the Company and seven senior employees of the Company is filed herewith.*

10.14 ET Securities Agreement Releases dated as of June 21, 1994 and August 31, 1994 was filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.*

10.15 Glenayre Management By Objective Plan for the year ended December 31, 1994 was filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.16 Glenayre Management By Objective Plan for the year ended December 31, 1995 is filed herewith.*

10.17 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.

10.18 N-W 1987 Stock Option Plan (conformed to incorporated first amendment effective as of January 12, 1990, second amendment effective as of May 1, 1991 and third amendment effective as of July 15, 1992) was filed as Exhibit 10(v) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

10.19 Glenayre Employee Stock Purchase Plan, set forth as Exhibit B to Registrant's definitive Proxy Statement, dated September 9, 1993, is incorporated herein by reference.

10.20 Amendment, effective July 1, 1994, to the Glenayre Employee Stock Purchase Plan is filed herewith.

10.21 Investment Advisory Agreement, dated October 7, 1988, between Nu-West, Inc. and Cramer Rosenthal McGlynn, Inc. was filed as
           Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

11         Computation of Earnings per Common Share is filed herewith.

21         Subsidiaries of the Company is filed herewith.

23.1       Consent of Deloitte & Touche LLP is filed herewith.

23.2       Consent of Grant Thornton is filed herewith.

27         Financial Data Schedule.  (Filed in electronic format only.
           Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)


*Management Contract

                GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
     Schedule VIII -- Valuation and Qualifying Accounts and Reserves Years Ended December 31, 1994, 1993 and 1992
                        (dollars in thousands)

     Column A                            Column B             Column C             Column D          Column E
                                                             Additions
                                         Balance at     Charged to     Charged to                   Balance at
                                         Beginning      Costs and        Other                       End of
     Description                          of Period      Expenses       Accounts   Deductions       Periods
Allowance for Doubtful Accounts on
Accounts and Notes Receivable:
   Year ended December 31, 1994          $2,499         $129             $603       $83            $3,148
   Year ended December 31, 1993           1,560          640              956(2)     657(3)         2,499
   Year ended December 31, 1992             549           64              962(1)     15             1,560

Valuation Allowance on
    Notes Receivable - Fair Market
     Value  Adjustment:
   Year ended December 31, 1994             --           442               --        --                442
   Year ended December 31, 1993             --            --               --        --                 --
   Year ended December 31, 1992             --            --               --        --                 --

Valuation Allowance on
   Inventories:
   Year ended December 31, 1994           1,481          2,687            --         1,015(6)        3,153
   Year ended December 31, 1993             --           1,622            --           141           1,481
   Year ended December 31, 1992             --            --              --          --                --

Valuation Allowance on Real
   Estate Held for Sale:
   Year ended December 31, 1994          19,657           --              (1,844)(5) 17,813(4)          --
   Year ended December 31, 1993          19,503           --                 488        294         19,657
   Year ended December 31, 1992          11,941         5,676              3,563(2)   1,677(4)      19,503



(1)Business acquisition.
(2) Previously established reserves reclassified from accrued liabilities.
(3)Includes amounts written off ($139) and amounts related to discontinued operations ($518).
(4)Reduction on real estate assets sold.
(5)Previously established reserves reclassified to accrued liabilities.
(6)Includes amounts written off ($700) or revalued ($315).

               GLENAYRE ELECTRONICS MANUFACTURING
     (A division of Glenayre Electronics Ltd., subsequently renamed Glentel Inc.) Schedule VIII - Valuation and Qualifying Accounts and
       Reserves The Period January 1, 1992 to  November 10, 1992
                      (Cdn. $ in thousands)


Column A                                   Column B        Column C     Column D  Column E

                                                         Additions
                                          Balance at Charged to Charged to          Balance at
                                           Beginning Costs and    Other               End of
       Description                         of Period  Expenses   Accounts Deductions  Period
Allowance for Doubtful Accounts on
  Accounts and Notes Receivable ............ $1,928     $ 239      $84      $955     $1,296
Valuation Allowances on Inventories......     4,068     2,144       --     2,533      3,679

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 1995.


                                 GLENAYRE TECHNOLOGIES, INC.


                                 By  /s/ Ramon D. Ardizzone
                                    Ramon D. Ardizzone
                                    President, Acting Chief Executive Officer,
                                    and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1995:

/s/ Gerald B. Cramer                               /s/ Barry W. Gray
Gerald B. Cramer                                   Barry W. Gray
Chairman of the Board and Director                 Director

/s/ Clarke H. Bailey                               /s/ Thomas C. Israel
Clarke H. Bailey                                   Thomas C. Israel
Vice Chairman and Director                         Director

/s/ John J. Hurley                                 /s/ Alma M. McConnell
John J. Hurley                                     Alma M. McConnell
Vice Chairman                                      Director
and Director

/s/ Ramon D. Ardizzone                              /s/ Edward J. Rosenthal
Ramon D. Ardizzone                                  Edward J. Rosenthal
President, Acting Chief Executive Officer           Director
and Director

/s/ Stan Ciepcielinski                               /s/ Thomas E. Skidmore
Stan Ciepcielinski                                   Thomas E. Skidmore
Executive Vice President, Chief Financial Officer,   Director
Secretary and Treasurer


/s/ Billy C. Layton
Billy C. Layton
Controller and Chief Accounting Officer

                           EXHIBIT INDEX


Exhibit
Number                                Description

2.1 Purchase and Sale Agreement dated as of July 16, 1992 among Glenayre Electronics Ltd. ("GEL"), as Seller and N-W Group, Inc. ("N-W"), Nu-West, Inc. ("Nu-West") and N-W Group Canada Inc. ("N-W Canada''), as Purchasers, was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 27, 1992 and is incorporated herein by reference.

2.2 Amendment to Purchase and Sale Agreement, dated November 10, 1992, among GEL, N-W, Nu-West, Glenayre Manufacturing, Ltd. (formerly called N-W Canada) ("Manufacturing"), and Glenayre R & D, Inc. ("R&D") was filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

3.1 Restated Certificate of Incorporation of N-W dated June 7, 1990 was filed as Exhibit 3(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990 and is incorporated herein by reference.

3.2 Certificate of Amendment to Restated Certificate of Incorporation of N-W, dated November 3, 1992 and effective as of November 10, 1992 was filed as Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and is incorporated herein by reference.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of Glenayre, effective October 7, 1993, was set forth as Exhibit A to Registrant's definitive Proxy Statement dated September 9, 1993, and is incorporated herein by reference.

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of Glenayre, effective May 26, 1994, was set forth as Exhibit A to Registrant's definitive Proxy
            Statement dated April 24, 1994, and is incorporated herein by reference.

3.5 Restated by-laws of Glenayre Technologies, Inc. effective June 7, 1990, as amended September 21, 1994 is filed herewith.

4 Pursuant to Item 601(4)(iii) of Regulation S-K, an Indenture, dated September 15, 1981, between Hallcraft Homes, Inc. and U.S. Trust Company of New York, and Supplemental Indentures, dated April 30, 1987 and March 11, 1983, are not filed as exhibits to Annual Report on Form 10-K. The Company hereby agrees to furnish a copy of such instrument to the Commission upon request.

10.1 Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.*

10.2 Stock option agreement, dated December 3, 1990, between the Company and Clarke H. Bailey which, in part, amends the Employment Agreement, dated December 31, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

Exhibit Number                  Description

10.3 First Amendment, dated April 15, 1994, to the Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.4 Amendment Agreement, dated February 1, 1995, which in part, amends the Employment Agreement dated December 3, 1990 and the Stock Option agreement dated December 3, 1990 between the Company and Clarke H. Bailey, is filed herewith.*

10.5 Employment Agreement, dated November 10, 1992, between N-W and John J. Hurley was filed as Exhibit 10(a) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.6 Amendment, dated December 8, 1994, to the Employment Agreement dated November 10, 1992 between the Company and John J. Hurley is filed herewith.*

10.7 Employment Agreement, dated November 10, 1992, between N-W and Ramon D. Ardizzone was filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.8 Amendment, dated March 9, 1995, to the Employment Agreement dated November 10, 1992 between the Company and Ramon D. Ardizzone is filed herewith.*

10.9 Executive Severance Benefit Agreement, dated February 1, 1995, between the Company and Stan Ciepcielinski, is filed herewith.*

10.10 ET Securities Agreement, dated November 10, 1992, between N-W and seven senior employees of the Company was filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.11 First Amendment to ET Securities Agreement, dated December 29, 1992, between the Company and seven senior employees of the Company was filed as Exhibit 25(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.*

10.12 Second Amendment to ET Securities Agreement, dated March 17, 1994, between the Company and seven senior employees of the Company was filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is in corporated herein by reference.*

10.13 Third Amendment to ET Securities Agreement, dated March 9, 1995, between the Company and seven senior employees of the Company is filed herewith.*

10.14 ET Securities Agreement Releases dated as of June 21, 1994 and August 31, 1994 was filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.*

Exhibit
Number                                Description

10.15   Glenayre Management By Objective Plan for the year ended
        December 31, 1994 was filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.16   Glenayre Management By Objective Plan for the year ended
        December 31, 1995 is filed herewith.*

10.17 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 June 16, 1994 and is incorporated herein by reference.

10.18 N-W 1987 Stock Option Plan (conformed to incorporated first amendment effective as of January 12, 1990, second amendment effective as of May 1, 1991 and third amendment effective as of July 15, 1992) was filed as Exhibit 10(v) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

10.19 Glenayre Employee Stock Purchase Plan, set forth as Exhibit B to Registrant's definitive Proxy Statement, dated September 9, 1993, is incorporated herein by reference.

10.20 Amendment, effective July 1, 1994, to the Glenayre Employee Stock Purchase Plan is filed herewith.

10.21 Investment Advisory Agreement, dated October 7, 1988, between Nu-West, Inc. and Cramer Rosenthal McGlynn, Inc. was filed as
        Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

11      Computation of Earnings per Common Share is filed herewith.

21      Subsidiaries of the Company is filed herewith.

23.1    Consent of Deloitte & Touche LLP is filed herewith.

23.2    Consent of Grant Thornton is filed herewith.

27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)


*Management Contract