Form 10-Q
period 1995-03-31
GLENAYRE TECHNOLOGIES INC
filed 1995-05-04
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

                	Washington, D.C. 20549


                        	FORM 10-Q



	[x]	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended March 31, 1995

	[ ]	 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


			For the transition period from ____________
                                to ___________


                      	Commission File Number 0-15761


                         GLENAYRE TECHNOLOGIES, INC.
        	(Exact name of Registrant as specified in its charter)


                      DELAWARE                 98-0085742
        (State or other jurisdiction of  ( I.R.S. Employer Identification No.)
         incorporation or organization)


	4201 CONGRESS STREET, SUITE 455, CHARLOTTE, NORTH CAROLINA      28209
                (Address of principal executive offices)             Zip Code


	                   (704) 553-0038
        (Registrant's telephone number, including area code)


                            NOT APPLICABLE
(Former name, fromer address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at May 2, 1995 was 25,796,402 shares.

                     GLENAYRE TECHNOLOGIES, INC.

                                Index


Part I - Financial Information:



         Item 1.  Financial Statements                                             Page

                Consolidated Balance Sheets as of March 31,
                1995 (Unaudited) and December 31, 1994                               3

                Consolidated Statements of Operations for the three
                months ended March 31, 1995 and 1994 (Unaudited)                     4

        	Consolidated Statement of Stockholders' Equity for the
                three months ended March 31, 1995 (Unaudited)                        5

      	        Consolidated Statement of Cash Flows for the
                three months ended March 31, 1995 and 1994 (Unaudited)               6

        	Notes to Consolidated Financial Statements (Unaudited)               7


	 Item 2.  Management's Discussion and Analysis of  Financial
                    Condition and Results of Operations                             10


Part II - Other Information:

	Item 6.  Exhibits and Reports on Form 8-K                                   13

                GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                         (dollars in thousands)


                                                                      March 31, 1995    December 31, 1994
                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                           $ 60,347          $ 52,043
  Short-term investments                                                39,291            39,462
  Accounts receivable, net                                              42,810            33,707
  Trade notes receivable, current                                        4,967             8,816
  Inventories (Note 2)                                                  32,632            24,261
  Deferred income taxes                                                  5,666             6,518
  Prepaid expenses and other current assets                              2,524             5,526
    Total current assets                                               188,237           170,333
Trade notes receivable                                                  14,827            12,480
Property, plant and equipment, net                                      20,503            17,707
Goodwill (Note 3)                                                       60,764            61,436
Deferred income taxes                                                   24,953            22,510
Other assets                                                               331               495
TOTAL ASSETS                                                          $309,615          $284,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $ 10,491           $ 9,871
  Accrued liabilities                                                   29,332            25,035
  Other current liabilities                                                257               218
    Total current liabilities                                           40,080            35,124
Other liabilities                                                        4,525             4,402
Stockholders' Equity (Note 5):
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                             --                --
  Common stock, $.02 par value; authorized 50,000,000 shares;
   outstanding:  March 31, 1995 - 25,196,347 shares;
    December 31, 1994 - 24,885,129 shares                                  504               497
  Contributed capital                                                  225,466           216,485
  Retained earnings from February 1, 1988                               39,040            28,453
    Total stockholders' equity                                         265,010           245,435
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $309,615          $284,961


See notes to consolidated financial statements.

               GLENAYRE TECHNOL0GIES, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS

               (dollars in thousands, except per share amounts)
                               (unaudited)


                                                                  Three Months Ended
                                                                        March 31,

                                                                 1995              1994
NET SALES (Note 1)                                            $ 59,862           $38,446
COSTS AND EXPENSES:
     Cost of sales                                              25,859            16,434
     Selling, general and administrative expense                11,951             8,998
     Research and development expense                            4,699             3,265
     Depreciation and amortization expense                       1,592             1,405
     Total costs and expenses                                   44,101            30,102
INCOME FROM OPERATIONS                                          15,761             8,344
OTHER INCOME (EXPENSES):
     Interest income                                             1,981               824
     Interest expense                                              (45)             (112)
     Foreign exchange gain (loss)                                   32               (85)
     Other, net                                                    (59)              (57)
     Total other income (expenses), net                          1,909               570
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                          17,670             8,914
PROVISION FOR INCOME TAXES (Note 4)                              3,888             1,573
INCOME FROM CONTINUING OPERATIONS                               13,782             7,341
DISCONTINUED OPERATIONS (Note 1)                                    --               163
NET INCOME                                                    $ 13,782           $ 7,504

PRIMARY INCOME PER COMMON SHARE (Note 5):
     Continuing operations                                    $    .52           $   .28
     Discontinued operations                                        --               .01
NET INCOME PER COMMON SHARE - PRIMARY                         $    .52           $   .29
FULLY DILUTED INCOME PER COMMON SHARE (Note 5):
     Continuing operations                                    $    .52           $   .28
     Discontinued operations                                        --               .01
NET INCOME PER COMMON SHARE - FULLY DILUTED                   $    .52           $   .29


	See notes to consolidated financial statements.

            GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                (dollars and shares in thousands)
                          (unaudited)


                                                                                         Total
                                       Common Stock          Contributed   Retained   Stockholders'
                                     Shares      Amount        Capital     Earnings      Equity

Balances, December 31, 1994          24,885        $497        $216,485      $28,453    $245,435

Net income                                                                    13,782      13,782

Stock options exercised                 311           7           1,826                    1,833

Utilization of net operating
  loss carryforwards (Note 4)                                     3,195       (3,195)

Tax benefit of stock options
   exercised                                                      3,960                    3,960

Balances, March 31, 1995            25,196         $504        $225,466      $39,040    $265,010


	See notes to consolidated financial statements.

            GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (dollars in thousands)
                         (unaudited)



                                                               Three Months Ended March 31,
                                                                   1995          1994


NET CASH  PROVIDED BY OPERATING ACTIVITIES                       $10,156       $  907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment                                            (3,848)        (999)
Proceeds from sale of equipment                                       14            1
Maturities of short-term investments                              29,465           --
Purchases of short-term investments                              (29,294)          --
NET CASH USED IN INVESTING ACTIVITIES                             (3,663)         (998)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term borrowings                           (15)       (1,235)
Issuance of common stock                                           1,826         1,707
NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,811           472

NET INCREASE IN CASH AND
  CASH  EQUIVALENTS                                                8,304           381

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                             52,043        66,099
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $60,347       $66,480


SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest                                                            $39           $80
 Income taxes                                                        412           787

	See notes to consolidated financial statements.

              GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (tabular amounts in thousands of dollars)
                              (unaudited)


The consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1994.

Certain of the accompanying financial information is unaudited; however, in the opinion of the Company, this information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial information therein.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

1.  DISCONTINUED OPERATIONS

	Real Estate Operations

	Following the November 1992 acquisition (the "Acquisition") of the telecommunications equipment manufacturing and related software business of Glentel Inc. of Vancouver, British Columbia, Canada (the "GEMS Business") the Company restructured its real estate operations. On July 6, 1993, the Company adopted a formal plan of disposal which called for the disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States).

	The sales of substantially all of one of the parcels and portions of two other parcels were completed as of March 31, 1994, with an aggregate recognized gain in the three months ended March 31, 1994 of approximately $163,000, net of income taxes of $87,000. The sales of the remaining parcels were completed as of June 30, 1994.

	Net cash proceeds from the sales of real estate properties amounted to approximately $2.0 million for the three months ended March 31, 1994.

	Oil and Gas Pipeline Construction Operations

        In October 1993, the Company sold its interest in an oil and gas pipeline construction business receiving approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994.) The $3.6 million note was paid in full in March 1995.


2.  INVENTORIES


                                                      March 31,          December 31,
        Inventories consist of:                         1995                 1994

	Raw materials                                 $17,964              $10,999
	Work-in-process:
   	   Uncompleted contracts                          669                  762
   	   Other                                        8,235                6,425
	Finished goods                                  5,764                6,075
                                                      $32,632              $24,261


3.	GOODWILL

	Goodwill is shown net of accumulated amortization of $6.4 million and $5.8 million at March 31, 1995 and December 31, 1994, respectively.

4.	INCOME TAXES

	The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                                    Three Months Ended
                                                                        March 31,
                                                                      1995    1994
Income tax provision at U.S. statutory rate                          $6,184  $3,120
Reduction in valuation allowance                                     (3,195) (2,675)
Foreign taxes at rates other than U.S. statutory rate                   132     545
State taxes (net of federal benefit)                                    574     348
Non-deductible goodwill amortization                                    193     235
Income tax provision                                                 $3,888  $1,573


	Subsequent to the quasi-reorganization completed on February 1, 1988, as described in Note 5, the benefits derived from the utilization of tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of these tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with the SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

	If the original guidance in SAB 86 had been applied, the Company's net income for the three months ended March 31, 1995 and 1994 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $3.2 million ($.12 per share) and $2.7 million ($.10 per share) for the three months ended March 31, 1995 and 1994, respectively.

	The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 1995 will be fully realized.


5.	STOCKHOLDERS' EQUITY

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

	(b)  Stock Split

        On December 8, 1994, the Board of Directors of the Company adopted a resolution authorizing a three- for-two split of the Company's common stock, effected in the form of a 50% stock dividend distributed on January 5, 1995 to stockholders of record on December 22, 1994.

        All share and per share amounts have been restated to reflect this stock dividend.

        (c)  Income per Common Share
	Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the three-month periods ended March 31, 1995 and 1994 was 26,631,973 and 25,885,148, respectively.

	For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on March 31, 1995 and 1994 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the three-month periods ended March 31, 1995 and 1994 was 26,667,907 and 25,882,119, respectively.


6.  SUBSEQUENT EVENT - BUSINESS ACQUISITION

        On April 25, 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to- point microwave communication systems. The purchase price of approximately $28.6 million consists of 749,970 shares of the Company's common stock (including 223,203 shares issuable upon exercise of stock options) valued at approximately $27.3 million and approximately $1.3 million in acquisition costs. The acquisition will be accounted for as a purchase.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Background

On November 10, 1992, Glenayre Technologies, Inc. acquired the GEMS Business. The GEMS Business designs, manufactures, markets and services switches, transmitters, controls and related software used in personal communications systems (including paging, voice messaging, and message management and mobile data systems), transit communications systems and radio telephone systems.

On July 6, 1993, the Company adopted formal plans to dispose of its real estate operation. This operation is accounted for as a discontinued operation and accordingly, its operating results are reported in this manner and excluded from continuing operations in the accompanying consolidated statement of operations for the three months ended March 31, 1994. In October 1993, the Company sold its interest in an oil and gas pipeline construction business. (See Note 1 to the Company's Consolidated Financial Statements).

On April 25, 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of approximately $28.6 million consists of 749,970 shares of the Company's common stock (including 223,203 shares issuable upon exercise of stock options) valued at approximately $27.3 million and approximately $1.3 million in acquisition costs. The acquisition will be accounted for as a purchase. The Company does not expect the MUX operations will require material financing commitments by the Company.

Set forth below are: (i) a comparison of the results of operations of the Company for the three months ended March 31, 1995 to the results of operations for the three months ended March 31, 1994; (ii) a discussion of the Company's discontinued operations; and (iii) a discussion of the Company's financial condition and liquidity.

Three Months Ended March 31, 1995
Compared with Three Months Ended March 31, 1994

NET SALES

Net sales for the three months ended March 31, 1995 increased to approximately $59.9 million from net sales for the three months ended March 31, 1994 of approximately $38.4 million, an increase of approximately $21.4 million, or 55.7%. Net sales of paging systems and voice messaging systems for the three months ended March 31, 1995 increased to approximately $45.5 million and $8.7 million, respectively, from approximately $29.3 million and $6.7 million, respectively, for the prior period. The increase in sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. One customer, Paging Network, Inc. (PageNet), the nation's largest paging company, accounted for approximately 28% and 13% of net sales for the three months ended March 31, 1995 and 1994, respectively.

GROSS PROFIT

Gross profit increased to approximately $34.0 million, or 56.8% of net sales, for the three months ended March 31, 1995, from approximately $22.0 million, or 57.3% of net sales, for the three months ended March 31, 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to approximately $12.0 million, or 20.0% of net sales, for the three months ended March 31, 1995, from approximately $9.0 million, or 23.4% of net sales, for the three months ended March 31, 1994. The $3.0 million increase primarily resulted from increased selling and marketing expenses for additional sales personnel, increased commissions and travel, and new international office expenses.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to approximately $4.7 million, or 7.8% of net sales, for the three months ended March 31, 1995, from approximately $3.3 million, or 8.5% of net sales, for the three months ended March 31, 1994, an increase of $1.4 million, or 43.9%. The increase of $1.4 million was primarily a result of increased research and development personnel and research material purchased. The research and development costs were primarily for new product development and enhancements to existing products. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.

INTEREST INCOME, NET

The Company realized net interest income of approximately $1.9 million for the three months ended March 31, 1995 compared to net interest income realized of approximately $712 thousand for the three months ended March 31, 1994. The increase is primarily attributable to increased amounts of cash and cash equivalents and short-term investments and higher average interest rates earned during the 1995 period as compared to 1994.

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 22.0% for the three months ended March 31, 1995 and 17.6% for the three months ended March 31, 1994 is primarily the result of the utilization of the Company's net operating losses and the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 22.0% in 1995 and 17.6% in 1994 is primarily the result of a variance between the 1995 and 1994 adjustments for realization of tax benefits for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Company Consolidated Financial Statements.

Discontinued Operations

Real Estate Operations

Following the Acquisition of the GEMS Business the Company restructured its real estate operations. On July 6, 1993, the Company adopted a formal plan of disposal which called for the disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States).

The sales of substantially all of one of the parcels and portions of two other parcels were completed as of March 31, 1994, with an aggregate recognized gain in the three months ended March 31, 1994 of approximately $163,000, net of income taxes of $87,000. The sales of the remaining parcels were completed as of June 30, 1994.

Net cash proceeds from the sales of real estate properties amounted to approximately $2.0 million for the three months ended March 31, 1994.

Oil and Gas Pipeline Construction Operations

In October 1993, the Company sold its interest in an oil and gas pipeline construction business receiving approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994.) The $3.6 million note was paid in full in March 1995.

Financial Condition and Liquidity

The Company's working capital at March 31, 1995 was approximately $148.2 million, including cash and cash equivalents and short-term investments of approximately $99.6 million. Accounts receivable, inventories, and accrued liabilities at March 31, 1995 increased from December 31, 1994 primarily as a result of the continued increase in levels of operating activities during the three months ended March 31, 1995. During the three months ended March 31, 1995, the Company received cash of approximately $1.8 million from the exercise of stock options and $3.6 million from the payment in full of the note discussed above. During the three months ended March 31, 1995, the Company spent approximately $3.8 million for capital expenditures. These expenditures were necessary in order to provide the equipment and capacity to meet the growth of the business.

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

The Company believes that funds generated from continuing operations, together with its current cash reserves and short- term investments, will be sufficient to support the short-term and long-term liquidity requirements for current operations (including capital expenditures). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

                      PART II - OTHER INFORMATION


Items 1 through 5 are inapplicable and have been omitted.

Item 6.  Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 11	       Computation of earnings per common
                                       share for the three-month periods
                                       ended March 31, 1995 and 1994

                Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to
                                       Rule 402 of Regulation S-T, this
                                       schedule shall not be deemed filed for
                                       purposes of Section 11 of the Securities
                                       Act of 1933 or Section 18 of the
                                       Securities Exchange Act of 1934.)

	(b)	Reports on Form 8-K

		During the three months ended March 31, 1995, the Company filed a Current Report on Form 8-K dated February 7, 1995. Under Item 5, the Company reported that it had issued a press release on its unaudited financial results for the year ended December 31, 1994. Unaudited statements of operations for the three month periods and twelve month periods ended December 31, 1994 and 1993 and certain balance sheet data at December 31, 1994 and 1993 were included.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Glenayre Technologies, Inc.
                                              ---------------------------
                                       	      (Registrant)


                                              /s/ Stanley Ciepcielinski
                                              ---------------------------
                            	              Stanley Ciepcielinski
       	                                      Executive Vice President and
  	                                      Chief Financial Officer


                                              /s/ Billy C. Layton
                                              -----------------------------
                            	              Billy C. Layton
	                                      Controller and
 	                                      Chief Accounting Officer


Date:  May 4, 1995