Form 10-Q
period 1995-06-30
GLENAYRE TECHNOLOGIES INC
filed 1995-07-27
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549


                              FORM 10-Q



    [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


    For the transition period from                      to ___________


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


                         NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at July 26, 1995 was 38,968,626 shares.

                      GLENAYRE TECHNOLOGIES, INC.

                                 Index




Part I - Financial Information:

     Item 1.  Financial Statements                                         Page

          Independent Accountants' Review Report............................  3

          Condensed Consolidated Balance Sheets as of
           June 30,1995 (Unaudited) and December 31, 1994...................  4

          Condensed Consolidated Statements of Operations for the
            six months ended June 30, 1995 and 1994 (Unaudited).............  5

          Condensed Consolidated Statements of Operations for the
            three months ended June 30, 1995 and 1994 (unaudited)...........  6

          Condensed Consolidated Statement of Stockholders' Equity
            for the six months ended June 30, 1995 (Unaudited)..............  7

          Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1995 and 1994 (Unaudited)............. 8

          Notes to Condensed Consolidated Financial Statements (Unaudited)... 9
 .

     Item 2.  Management's Discussion and Analysis of  Financial
                             Condition and Results of Operations............ 12

Part II - Other Information:

     Item 4.  Submission of Matters to a Vote of Security Holders.... 15

     Item 6.  Exhibits and Reports on Form 8-K.............................. 15

Independent Accountants' Review Report

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, lnc. and subsidiaries as of June 30, 1995, and the related condensed consolidated statements of operations for the six-month period and three-month period ended June 30, 1995, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1995 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 1995. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 1994, and the related condensed consolidated statement of operations for the six-month period and three-month period ended June 30, 1994, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1994 and the condensed consolidated statement of cash flows for the six-month period ended June 30, l994 were reviewed by other accountants whose report (dated July 26, 1994) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at June 30, 1995, and for the three-month and six-month periods then ended for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) were previously audited, in accordance with generally accepted auditing standards, by other auditors who expressed an unqualified opinion dated February 3, 1995 on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Ernst & Young LLP
Charlotte North Carolina
July 21, l995

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS

                        (dollars in thousands)



                                       June 30, 1995  December 31, 1994
ASSETS                                   (Unaudited)
Current Assets:
   Cash and cash equivalents              $  64,424    $  52,043
   Short-term investments                    39,064       39,462
   Accounts receivable, net                  56,158       33,707
   Trade notes receivable, current            5,408        8,816
 Inventories (Note 3)                        48,134       24,261
 Deferred income taxes                        4,579        6,518
 Prepaid expenses and other current
assets                                        5,048        5,526
   Total current assets                     222,815      170,333
Trade notes receivable                       15,213       12,480
Property, plant and equipment, net           26,933       17,707
Goodwill (Note 4)                            81,939       61,436
Deferred income taxes                        27,631       22,510
Other assets                                    307          495
TOTAL ASSETS                               $374,838      $284,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                        $  16,219     $   9,871
  Accrued liabilities                        36,533        25,035
  Other current liabilities                     336           218
    Total current liabilities                53,088        35,124
Other liabilities                             5,226         4,402
Stockholders' Equity (Note 6):
   Preferred  stock,  $.01  par  value;
    5,000,000 shares authorized,  no
    shares  issued  and outstanding            --            --
  Common stock, $.02 par value;
   authorized 50,000,000 shares;
   outstanding:  June 30, 1995 -
   38,952,147 shares; December 31, 1994
   - 37,327,693 shares                           779         747

  Contributed capital                         261,743    216,235
   Retained earnings from February 1, 1988     54,002     28,453
    Total stockholders' equity                316,524    245,435
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $374,838   $284,961



Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       See notes to condensed consolidated financial statements.

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (dollars in thousands, except per share amounts)
                              (unaudited)

                                              Six Months Ended
                                                 June 30,

                                              1995        1994
NET SALES (Notes 1 and 2)                   $134,841     $79,899
COSTS AND EXPENSES:
     Cost of sales                            58,181      34,447
     Selling, general and
      administrative expense                  24,225      18,461
     Research and development expense         10,644       7,168
     Depreciation and amortization expense     3,521       2,837
     Total costs and expenses                 96,571      62,913
INCOME FROM OPERATIONS                        38,270      16,986
OTHER INCOME (EXPENSES):
     Interest income                           4,067       1,900
     Interest expense                            (84)       (183)
     Foreign exchange gain (loss)                 97        (317)
     Other, net                                  (53)        (78)
     Total other income (expenses), net        4,027       1,322
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                        42,297      18,308
PROVISION FOR INCOME TAXES (Note 5)           10,292       3,242
INCOME FROM CONTINUING OPERATIONS             32,005      15,066
DISCONTINUED OPERATIONS (Note 2)                  --         388
NET INCOME                                   $32,005     $15,454

PRIMARY INCOME PER COMMON SHARE (Note 6):
     Continuing operations                   $   .78     $   .39
     Discontinued operations                      --         .01
NET INCOME PER COMMON SHARE - PRIMARY        $   .78     $   .40
FULLY DILUTED INCOME PER COMMON SHARE
 (Note 6):
     Continuing operations                   $   .78     $   .39
     Discontinued operations                      --         .01
NET INCOME PER COMMON SHARE - FULLY
 DILUTED                                     $   .78     $   .40



      See notes to condensed consolidated financial statements.

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (dollars in thousands, except per share amounts)
                              (unaudited)


                                                          Three Months
                                                              Ended
                                                             June 30,

                                                            1995     1994
NET SALES (Notes 1 and 2)                                 $74,979  $41,453
COSTS AND EXPENSES:
     Cost of sales                                         32,322   18,013
     Selling, general and administrative expense           12,274    9,463
     Research and development expense                       5,945    3,903
     Depreciation and amortization expense                  1,929    1,432
     Total costs and expenses                              52,469   32,811
INCOME FROM OPERATIONS                                     22,509    8,642
OTHER INCOME (EXPENSES):
     Interest income                                        2,086    1,076
     Interest expense                                         (39)     (71)
     Foreign exchange gain (loss)                              65     (232)
     Other, net                                                 6      (21)
     Total other income (expenses), net                      2,118     752
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                     24,627    9,394
PROVISION FOR INCOME TAXES (Note 5)                         6,404    1,669
INCOME FROM CONTINUING OPERATIONS                          18,223    7,725
DISCONTINUED OPERATIONS (Note 2)                               --      225
NET INCOME                                                $18,223   $7,950

PRIMARY INCOME PER COMMON SHARE (Note 6):
     Continuing operations                                $   .44   $  .20
     Discontinued operations                                   --       --
NET INCOME PER COMMON SHARE - PRIMARY                     $   .44   $  .20
FULLY DILUTED INCOME PER COMMON SHARE (Note 6):
     Continuing operations                                $   .44   $  .20
     Discontinued operations                                   --       --
NET INCOME PER COMMON SHARE - FULLY DILUTED               $   .44   $  .20



      See notes to condensed consolidated financial statements.

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   (dollars and shares in thousands)
                              (unaudited)



                                                                                            Total
                                              Common Stock      Contributed   Retained   Stockholders'
                                           Shares      Amount     Capital     Earnings      Equity

 Balances, December 31, 1994               37,328       $747     $216,235     $28,453     $245,435

 Net income                                                                    32,005       32,005

 Stock options exercised                      834         16        5,182                    5,198

 Shares issued and options assumed in
 connection with business acquisition
 (Note 1)                                     790         16       27,249                   27,265

 Utilization of net operating
    loss carryforwards (Note 5)                                     6,456      (6,456)

 Tax benefit of stock options
    exercised                                                       6,621                    6,621
 Balances, June 30, 1995                  38,952       $779      $261,743     $54,002     $316,524

      See notes to condensed consolidated financial statements.

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars in thousands)
                              (unaudited)


                                                  Six Months Ended June 30,

                                                      1995             1994
   NET CASH  PROVIDED BY OPERATING
     ACTIVITIES                                    $ 16,599         $ 11,868

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of plant and equipment                 (10,168)          (3,131)
   Proceeds from sale of equipment                       15                8
   Maturities of short-term investments              49,260               --
   Purchases of short-term investments              (48,862)         (24,583)
   Cash acquired net of acquisition costs (Note 1)      400              --

   NET CASH USED IN INVESTING ACTIVITIES             (9,355)         (27,706)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Changes in other liabilities                         (61)          (1,254)
   Issuance of common stock                           5,198            1,995
   NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                         5,137              741

   NET INCREASE (DECREASE) IN CASH AND
     CASH  EQUIVALENTS                               12,381          (15,097)

   CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                             52,043           66,099
   CASH AND CASH EQUIVALENTS AT END OF PERIOD       $64,424          $51,002

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
   Cash paid during the period for:
      Interest                                      $    80           $   90
      Income taxes                                    1,027            1,159

   SUPPLEMENTAL INFORMATION OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
   On April 25, 1995, the Company acquired
   Western Multiplex Corporation ("MUX").
   In connection with this acquisition the
   Company paid $1,303,000 in cash and
   issued stock valued at $27,260,000 for
   assets with a fair value of $9,074,000
   and assumed liabilities of $3,186,000.




      See notes to condensed consolidated financial statements.

             GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    (tabular amounts in thousands of dollars except per share data)
                              (unaudited)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc.
annual report on Form 10-K for the year ended December 31, 1994.

1.  BUSINESS ACQUISITION

   On April 25, 1995 the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of approximately $28.6 million consisted of 1,124,955 shares of the Company's common stock (including 334,805 shares issuable upon exercise of stock options) valued at approximately $27.3 million and approximately $1.3 million in acquisition costs. The consolidated financial statements for the six-months ended June 30, 1995 include the operating results of MUX for the period April 25, 1995 to June 30, 1995. The acquisition was accounted for as a purchase and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the acquisition, as follows:


    Current assets                      $  7,886
    Property, plant and equipment          1,188
    Goodwill                              21,978
    Deferred tax asset                       704
    Liabilities assumed                  (3,186)
                                        $ 28,570


   The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations for the six-month periods ended June 30, 1995 and 1994 as if the acquisition of MUX had occurred at January 1, 1994, after giving effect to an adjustment to amortization of goodwill related to the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date.

                                                   Six Months Ended June 30,

                                                           1995    1994
   Net Sales                                            $142,948  $ 88,996
   Income from continuing operations                      32,518    15,590
   Income from continuing operations per common share   $    .78  $    .40

2.  DISCONTINUED OPERATIONS

   Real Estate Operations

   Following the November 1992 acquisition (the "Acquisition") of the telecommunications equipment manufacturing and related software business of Glentel Inc. of Vancouver, British Columbia, Canada (the "GEMS Business") the Company restructured its real estate operations. On July 6, 1993, the Company adopted a formal plan which called for the disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States).

   The sales of the remaining parcels were completed as of June 30, 1994, with an aggregate recognized gain in the six months ended June 30, 1994 of approximately $388,000, net of income taxes of $248,000.

   Net cash proceeds from the sales of real estate properties amounted to approximately $4.9 million for the six months ended June 30, 1994.

   Oil and Gas Pipeline Construction Operations

   In October 1993, the Company sold its interest in an oil and gas pipeline construction business receiving approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994.) The $3.6 million note was paid in full in March 1995.


3.  INVENTORIES

                             June 30,   December 31,
    Inventories consist of:    1995        1994

    Raw materials            $24,755   $ 10,999
    Work-in-process:
       Uncompleted contracts   1,015        762
       Other                  11,301      6,425
    Finished goods            11,063      6,075
                             $48,134    $24,261



4. GOODWILL

   Goodwill is shown net of accumulated amortization of $7.2 million and $5.8 million at June 30, 1995 and December 31, 1994, respectively.

5. INCOME TAXES

   The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:



                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                                 1995    1994                1995      1994
    Income tax provision at U.S. statutory rate               $ 8,620  $ 3,287             $14,804   $6,407
    Reduction in valuation allowance                           (3,261)  (2,758)             (6,456)  (5,433)
    Foreign taxes at rates other than U.S. statutory rate          --      552                 132    1,097
    State taxes (net of federal benefit)                          802      353               1,376      701
    Non-deductible goodwill amortization                          243      235                 436      470
    Income tax provision                                       $6,404   $1,669             $10,292   $3,242

   Subsequent to the quasi-reorganization completed on February 1, 1988, as described in Note 6, the benefits derived from the utilization of tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of these tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with the SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

   If the original guidance in SAB 86 had been applied, the Company's net income for the six months ended June 30, 1995 and 1994 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $3.3 million ($.08 per share) and $2.8 million ($.07 per share) for the three months ended June 30, 1995 and 1994, respectively. Additionally, the reduction in net income would have been $6.5 million ($.16 per share) and $5.4 million ($.14 per share) for the six months ended June 30, 1995 and 1994, respectively.

   The Company believes that it is more likely than not that the net deferred tax asset recorded at June 30, 1995 will be fully realized.


6. STOCKHOLDERS' EQUITY

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

   (b)  Stock Split

   On May 24, 1995, the Board of Directors of the Company adopted a resolution authorizing a three for-two split of the Company's common stock, effected in the form of a 50% stock dividend distributed on June 19, 1995 to stockholders of record on June 5, 1995.

   All share and per share amounts have been restated to reflect this stock dividend.

   (c)  Income per Common Share

   Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the six-month periods ended June 30, 1995 and 1994 was 40,869,550 and 38,880,360, respectively. The number of shares used to compute primary per share data for the three-month periods ended June 30, 1995 and 1994 was 41,415,715 and 38,932,700, respectively.

   For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on June 30, 1995 and 1994 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the six-month periods ended June 30, 1995 and 1994 was 41,202,842 and 38,879,606, respectively. The number of shares used to compute fully diluted per share data for the three-month periods ended June 30, 1995 and 1994 was 41,610,547 and 38,933,426, respectively.

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

On July 6, 1993, the Company adopted formal plans to dispose of its real estate operation. This operation is accounted for as a discontinued operation and accordingly, its operating results are reported in this manner and excluded from continuing operations in the accompanying consolidated statements of operations for the six and three months ended June 30, 1994. In October 1993, the Company sold its interest in an oil and gas pipeline construction business. (See
Note 2 to the Company Condensed Consolidated Financial Statements).

On April 25, 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of approximately $28.6 million consisted of 1,124,955 shares of the Company's common stock (including 334,805 shares issuable upon exercise of stock options) valued at approximately $27.3 million and approximately $1.3 million in acquisition costs. The acquisition was accounted for as a purchase. The Company does not expect the MUX operations will require material financing commitments by the Company for the foreseeable future. See Note 1 to the Company Condensed Consolidated Financial Statements.

Set forth below are: (i) a comparison of the results of operations of the Company for the six months ended June 30, 1995 to the results of operations for the six months ended June 30, 1994 (ii) a comparison of the results of the operations of the Company for the three months ended June 30, 1995 to the results of operations for the three months ended June 30, 1994; (iii) a discussion of the Company's discontinued operations; and (iv) a discussion of the Company's financial condition and liquidity.


Six Months Ended June 30, 1995
Compared with Six Months Ended June 30, 1994

NET SALES

Net sales for the six months ended June 30, 1995 increased to approximately $134.8 million from net sales for the six months ended June 30, 1994 of approximately $79.9 million, an increase of approximately $54.9 million, or 68.8%. Net sales of paging systems and voice messaging systems for the six months ended June 30, 1995 increased to approximately $101.2 million and $18.0 million, respectively, from approximately $58.8 million and $11.0 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. One customer accounted for approximately 18% and 15% of sales for the six months ended June 30, 1995 and 1994, respectively.

GROSS PROFIT

Gross profit increased to approximately $76.7 million, or 56.9% of net sales, for the six months ended June 30, 1995, from approximately $45.5 million, or 56.9% of net sales, for the six months ended June 30, 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to approximately $24.2 million, or 18.0% of net sales, for the six months ended June 30, 1995, from approximately $18.5 million, or 23.1% of net sales, for the six months ended June 30, 1994. The $5.7 million increase primarily resulted from: (i) increased selling and marketing expenses of approximately $2.4 million for additional sales personnel, (ii) increase in commissions of $1.6 million relating to increased orders, and (iii) $1.2 million of promotional material, trade shows and increased travel.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to approximately $10.6 million, or 7.9% of net sales, for the six months ended June 30, 1995, from approximately $7.2 million, or 9.0% of net sales, for the six months ended June 30, 1994, an increase of $3.5 million, or 47.2%. The increase of $3.5 million was primarily a result of increased research and development manpower and research material purchased. The research and development costs were primarily for new product development and enhancements to existing products. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.

INTEREST INCOME, NET

The Company realized net interest income of approximately $4.0 million for the six months ended June 30, 1995 compared to net interest income realized of approximately $1.7 million for the six months ended June 30, 1994. The increase is primarily attributable to (i) higher average balances in cash and cash equivalents and short-term investments and
(ii) higher average interest rates earned.

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 24.3% for the six months ended June 30, 1995 and 17.7% for the six months ended June 30, 1994 is primarily the result of the utilization of the Company's net operating losses and the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 24.3% in 1995 and 17.7% in 1994 is primarily the result of a variance between the 1995 and 1994 adjustments for realization of tax benefits for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 5 to the Company Condensed Consolidated Financial Statements.

Three Months Ended June 30, 1995
Compared with Three Months Ended June 30, 1994

NET SALES

Net sales for the three months ended June 30, 1995, increased to approximately $75.0 million from net sales for the three months ended June 30, 1994 of approximately $41.5 million, an increase of approximately $33.5 million, or 80.9%. Net sales of paging systems and voice messaging systems for the three months ended June 30, 1995 increased to approximately $55.7 million and $9.4 million, respectively, from approximately $30.7 million and $4.7 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. One customer accounted for approximately 11% and 17% of sales for the three months ended June 30, 1995 and 1994, respectively.

GROSS PROFIT

Gross profit increased to approximately $42.7 million, or 56.9% of net sales, for the three months ended June 30, 1995, from approximately $23.4 million, or 56.5% of net sales, for the three months ended June 30, 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to approximately $12.3 million, or 16.4% of net sales, for the three months ended June 30, 1995 from approximately $9.5 million, or 22.8% of net sales, for the three months ended June 30, 1994. The $2.8 million increase primarily resulted from: (i) increased selling and marketing expenses of approximately $1.4 million for additional sales personnel; (ii) increase in commissions of $675 thousand related to increased orders and (iii) additional trade show expenses of $400 thousand.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to approximately $5.9 million, or 7.9% of net sales, for the three months ended June 30, 1995, from approximately $3.9 million, or 9.4% of net sales, for the three months ended June 30, 1994, an increase of $2.0 million, or 51.3%. The increase of $2.0 million was primarily a result of increased research and development manpower and research material purchased.

INTEREST INCOME, NET

The Company realized net interest income of approximately $2.0 million for the three months ended June 30, 1995 compared to net interest income realized of approximately $1.0 million for the three months ended June 30, 1994. The increase is primarily attributable to (i) higher average balances in cash and cash equivalents and short-term investments and (ii) higher average interest rates earned.

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 26.0% for the three months ended June 30, 1995 and 17.8% for the three months ended June 30, 1994 is primarily the result of the utilization of the Company's net operating losses and the application of SFAS 109 in computing the Company's tax provision. The difference between the effective tax rate of 26.0% in 1995 and 17.8% in 1994 is primarily the result of a variance between the 1995 and 1994 adjustments for realization of tax benefits for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 5 to the Company Condensed Consolidated Financial Statements.

Discontinued Operations

Real Estate Operations

Following the Acquisition of the GEMS Business the Company restructured its real estate operations. On July 6, 1993, the Company adopted a formal plan which called for the disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States).

The sales of remaining parcels were completed as of June 30, 1994, with an aggregate recognized gain in the six months ended June 30, 1994 of approximately $388,000, net of income taxes of $248,000.

Net cash proceeds from the sales of real estate properties amounted to approximately $4.9 million for the six months ended June 30, 1994.

Oil and Gas Pipeline Construction Operations

In October 1993, the Company sold its interest in an oil and gas pipeline construction business receiving approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994.) The $3.6 million note was paid in full in March 1995.

Financial Condition and Liquidity

The Company's working capital at June 30, 1995 was approximately $169.8 million, including cash and cash equivalents and short-term investments of approximately $103.5 million. Accounts receivable, inventories, trade notes receivable, accounts payable, and accrued expenses at June 30, 1995 increased from December 31, 1994 primarily as a result of increased levels of operating activities during the first half of 1995. During the six months ended June 30, 1995 the Company received cash of approximately $5.2 million from the exercise of stock options and $3.6 million from the payment in full of the note discussed above. During the six months ended June 30, 1995, the Company spent approximately $10.2 million for capital expenditures. These expenditures were necessary in order to provide the equipment and capacity to meet the growth of the business.

The Company's cash and cash equivalents are placed in short-term investments consisting of high-grade commercial paper, bank certificates of deposit, U.S. Treasury bills and notes, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company's short-term investments are comprised of identical types of investments with the exception that their original maturities are greater than three months, but do not exceed one year.
The Company expects to use its cash, cash equivalents, and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the possible expansion into complementary businesses.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to support its short-term and long-term liquidity requirements for current operations (including capital expenditures). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

                      PART II - OTHER INFORMATION


Items 1 through 3 are inapplicable and have been omitted.

Item 4.  Submission of matters to a vote of security holders.

At the Company's Annual Meeting of Stockholders held on May 24, 1995, the following matters were submitted to a vote of the stockholders of the Company.

1. The election of three directors each to serve a three-year term expiring in 1998:


     Nominee             Shares       Shares
                        Voted For     Withheld
   John J. Hurley       31,103,609     25,084
   Thomas C. Israel     31,103,682     25,011
   Alma McConnell       31,103,694     24,999



2.  Ratification of the selection of Ernst & Young LLP as auditors for
 the year ending December 31, 1995 was approved by    a vote of
 31,114,040 shares for and 2,048 shares against, with 12,605 shares abstaining.

Item 5 is inapplicable and has been omitted.

Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits

             Exhibit 10 Employment Agreement, dated June 21, 1995 between Glenayre Technologies, Inc. and Ramon D. Ardizzone is filed herewith.

             Exhibit 11 Computation of earnings per common share for the six-month and three-month periods ended June 30, 1995 and 1994.

             Exhibit 15            Letter regarding unaudited interim
                                   financial information.

             Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

(b)            Reports on Form 8-K

A report on Form 8-K dated April 7, 1995 was filed on April 13, 1995. Under Item 4 the Company reported that its Board of Directors appointed Ernst & Young LLP as independent accountants to replace Deloitte & Touche LLP.

             A report on Form 8-K dated April 25, 1995 was filed on May 9, 1995 as amended by Form 8-K/A, Amendment No. 1 filed on July 7, 1995. Under Item 2, the Company reported that it had acquired 100% of the outstanding common stock of Western Multiplex Corporation ("MUX"). MUX'S audited financial statements for the year ended June 30, 1994 and unaudited financial statements for the nine months ended March 31, 1995 as well as proforma financial information for the Company with respect to the MUX acquisition, including a proforma balance sheet as of March 31, 1995 and proforma income statements for the year ended December 31, 1994 and the three months ended March 31, 1995 were included.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Glenayre Technologies, Inc.
                                             (Registrant)




                                             /s/ Stanley Ciepcielinski
                                             Stanley Ciepcielinski
                                             Executive Vice President and
                                             Chief Financial Officer




                                             /s/ Billy C. Layton
                                             Billy C. Layton
                                             Controller and
                                             Chief Accounting Officer


Date:  July 27, 1995