Form 10-Q
period 1995-09-30
GLENAYRE TECHNOLOGIES INC
filed 1995-10-25
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             FORM 10-Q



     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from          to


                               Commission File Number 0-15761


                                GLENAYRE TECHNOLOGIES, INC.
                    (Exact name of Registrant as specified in its charter)


                 DELAWARE                           98-0085742
    (State or other jurisdiction of     ( I.R.S. Employer Identification No.)
    incorporation or organization)

      5935 CARNEGIE BOULEVARD, CHARLOTTE, NORTH CAROLINA          28209

       (Address of principal executive offices)                  Zip Code


                                  (704) 553-0038
                (Registrant's telephone number, including area code)


                 4201 CONGRESS STREET, SUITE 455, CHARLOTTE, NC 28209 (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
    for the past 90 days.   Yes X       No

    The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at October 24, 1995 was 39,914,246 shares.

                              GLENAYRE TECHNOLOGIES, INC.

                                      Index



    Part I - Financial Information:

          Item 1.  Financial Statements                                                        Page
                Independent Accountants' Review Report........................................  3

                Condensed Consolidated Balance Sheets as of
                  September 30,1995 (Unaudited) and December 31, 1994....................       4

                Condensed Consolidated Statements of Operations for the
                  nine months ended September 30, 1995 and 1994 (Unaudited)..............       5

                Condensed Consolidated Statements of Operations for the
                  three months ended September 30, 1995 and 1994 (Uaudited)..............       6

                Condensed Consolidated Statement of Stockholders' Equity
                  for the nine months ended September 30, 1995 (Unaudited)..................    7

                Condensed Consolidated Statements of Cash Flows for the
                   nine months ended September 30, 1995 and 1994 (Unaudited)..............      8

                Notes to Condensed Consolidated Financial Statements (Unaudited)..........      9

          Item 2.  Management's Discussion and Analysis of  Financial
                      Condition and Results of Operations.................................     12

    Part II - Other Information:

          Item 6.  Exhibits and Reports on Form 8-K.......................................     16

    Independent Accountants' Review Report

    To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
    Charlotte, North Carolina


    We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, lnc. and subsidiaries as of September 30, 1995, and the related condensed consolidated statements of operations for the nine-month period and three-month period ended September 30, 1995, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1995 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, 1995. These financial statements are the responsibility of the Company's management. The condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 1994, and the related condensed consolidated statement of operations for the nine-month period and three-month period ended September 30, 1994, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1994 and the condensed consolidated statement of cash flows for the nine-month period ended September 30, l994 were reviewed by other accountants whose report (dated October 26, 1994) stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with generally accepted accounting principles.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at September 30, 1995, and for the three-month and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.

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




    Ernst & Young LLP
    Charlotte North Carolina
    October 19, 1995

                          GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                       (dollars in thousands)



                                                             September 30,    December 31,
                                                                1995            1994
       ASSETS                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                   $ 60,886        $ 52,043
  Short-term investments                                        53,869          39,462
  Accounts receivable, net                                      72,903          33,707
  Trade notes receivable, current                                9,241           8,816
  Inventories (Note 3)                                          51,554          24,261
  Deferred income taxes                                         12,039           6,518
  Prepaid expenses and other current assets                      6,439           5,526
        Total current assets                                   266,931         170,333
Trade notes receivable                                          14,416          12,480
Property, plant and equipment, net                              36,871          17,707
Goodwill (Note 4)                                               81,096          61,436
Deferred income taxes                                           26,409          22,510
Other assets                                                       305             495
TOTAL ASSETS                                                  $426,028        $284,961

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $ 17,198        $  9,871
  Accrued liabilities                                           41,425          25,035
  Other current liabilities                                      1,279             218
   Total current liabilities                                    59,902          35,124
Other liabilities                                                4,268           4,402
Stockholders' Equity (Note 6):
  Preferred  stock, $.01 par value; 5,000,000
  shares authorized, no shares issued and outstanding               --              --
Common stock, $.02 par value; authorized
  50,000,000 shares; outstanding:  September 30, 1995 -
  39,900,896 shares; December 31, 1994 - 37,327,693 shares         798             747
Contributed capital                                            288,592         216,235
Retained  earnings  from  February  1, 1988                     72,468          28,453
  Total stockholders' equity                                   361,858         245,435
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $426,028        $284,961

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

                           GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (dollars in thousands, except per share amounts)
                                            (unaudited)


                                                       Nine Months Ended
                                                          September 30,
                                                         1995       1994

NET SALES (Notes 1 and 2) . . . . . . . . . .        $222,945     $123,791
COSTS AND EXPENSES:
  Cost of sales  . . . . . . . . . . . . .             96,067       52,906
  Selling, general and administrative expense          39,657       29,016
  Research and development expense   . . .             17,084       11,620
  Depreciation and amortization expense  .              5,778        4,302
  Total costs and expenses . . . . . . . .            158,586       97,844
INCOME FROM OPERATIONS  . . . . . . . . . . .          64,359       25,947
OTHER INCOME (EXPENSES):
  Interest income  . . . . . . . . . . . .              6,100        3,239
  Interest expense . . . . . . . . . . . .               (138)        (242)
  Foreign exchange gain (loss) . . . . . .                248         (294)
  Other, net   . . . . . . . . . . . . . .                 (2)        (116)
  Total other income (expenses), net . . .              6,208        2,587
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES  . . . . . . . . . . .           70,567       28,534
PROVISION FOR INCOME TAXES (Note 5) . . . . .          17,501        5,083
INCOME FROM CONTINUING OPERATIONS . . . . . .          53,066       23,451
DISCONTINUED OPERATIONS (Note 2)  . . . . . .              --          388
NET INCOME  . . . . . . . . . . . . . . . . .         $53,066      $23,839

PRIMARY INCOME PER COMMON SHARE (Note 6):
  Continuing operations  . . . . . . . . .            $  1.28      $   .60
  Discontinued operations  . . . . . . . .                 --          .01
NET INCOME PER COMMON SHARE - PRIMARY. . . . .        $  1.28          .61
FULLY DILUTED INCOME PER COMMON SHARE (Note 6):
  Continuing operations  . . . . . . . . .            $ 1.27       $   .60
  Discontinued operations  . . . . . . . .                --           .01
NET INCOME PER COMMON SHARE - FULLY DILUTED .         $ 1.27       $   .61



                  See notes to condensed consolidated financial statements.

                            GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                          (dollars in thousands, except per share amounts)
                                            (unaudited)



                                                       Three Months Ended
                                                          September 30,
                                                         1995       1994

NET SALES (Notes 1 and 2) . . . . . . . . . .        $ 88,104      $43,892
COSTS AND EXPENSES:
  Cost of sales  . . . . . . . . . . . . .             37,886       18,459
  Selling, general and administrative expense          15,432       10,555
  Research and development expense   . . .              6,440        4,452
  Depreciation and amortization expense  .              2,257        1,465
  Total costs and expenses . . . . . . . .             62,015       34,931
INCOME FROM OPERATIONS  . . . . . . . . . . .          26,089        8,961
OTHER INCOME (EXPENSES):
  Interest income  . . . . . . . . . . . .              2,033        1,339
  Interest expense . . . . . . . . . . . .                (54)         (59)
  Foreign exchange gain (loss) . . . . . .                151           23
  Other, net   . . . . . . . . . . . . . .                 51          (38)
  Total other income (expenses), net . . .              2,181         1,265
INCOME BEFORE INCOME TAXES  . . . . . . . . .          28,270        10,226
PROVISION FOR INCOME TAXES (Note 5) . . . . .           7,209         1,841
NET INCOME  . . . . . . . . . . . . . . . . .         $21,061       $ 8,385
INCOME PER COMMON SHARE (Note 6):
  Primary  . . . . . . . . . . . . . . . . .          $   .50       $   .21
  Fully Diluted  . . . . . . . . . . . . . .          $   .50       $   .21


                  See notes to condensed consolidated financial statements.

                            GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                 (dollars and shares in thousands)
                                            (unaudited)




                                                                    Total
                             Common Stock   Contributed Retained Stockholder's
                            Shares   Amount   Capital   Earnings    Equity

Balances, December 31, 1994  37,328   $747   $216,235    $28,453    $245,435
Net income                                                53,066      53,066
Stock options exercised       1,783     35     12,448                 12,483
Shares issued and options
 assumed in connection with
 business acquisition
 (Note 1)                       790     16     27,249                 27,265
Utilization of net
operating loss carryforwards
(Note 5)                                        9,051     (9,051)
Tax benefit of stock options
  exercised                                    23,609                 23,609
Balances, September 30, 1995 39,901   $798   $288,592    $72,468    $361,858


                  See notes to condensed consolidated financial statements.

                           GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (dollars in thousands)
                                            (unaudited)




                                                Nine Months Ended September 30,
                                                         1995         1994


    NET CASH  PROVIDED BY OPERATING ACTIVITIES           $32,162    $ 22,611
    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of plant and equipment                     (21,517)     (5,432)
    Proceeds from sale of equipment                           14           8
    Maturities of short-term investments                  83,471      14,779
    Purchases of short-term investments                  (97,878)    (54,125)
    Cash acquired net of acquisition costs (Note 1)          396          --
    NET CASH USED IN INVESTING ACTIVITIES                (35,514)    (44,770)
    CASH FLOWS FROM FINANCING ACTIVITIES:
    Changes in other liabilities                            (288)     (1,441)
    Issuance of common stock                              12,483       3,212
    NET CASH PROVIDED BY FINANCING ACTIVITIES             12,195       1,771
    NET INCREASE (DECREASE) IN CASH AND
     CASH  EQUIVALENTS                                     8,843     (20,388)
    CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                  52,043      66,099
    CASH AND CASH EQUIVALENTS AT END OF PERIOD           $60,886     $45,711
    SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
    Cash paid during the period for:
     Interest                                            $   139     $   153
     Income taxes                                          1,323       1,738


    SUPPLEMENTAL INFORMATION OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
    On April 25, 1995, the Company acquired Western
    Multiplex Corporation ("MUX"). In connection with this acquisition the Company paid
    $1,307,000 in cash and issued stock valued at $27,260,000 for assets with a fair value of $9,074,000 and assumed liabilities of
    $3,186,000.


                  See notes to condensed consolidated financial statements.

                       GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               (tabular amounts in thousands of dollars except per share data)
                                        (unaudited)


    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and nine-month periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre
    Technologies, Inc. annual report on Form 10-K for the year ended December 31, 1994.

    1.  BUSINESS ACQUISITION

        On April 25, 1995 the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of approximately $28.6 million consisted of 1,124,955 shares of the Company's common stock (including 334,805 shares issuable upon exercise of stock options) valued at approximately $27.3 million and approximately $1.3 million in acquisition costs. The consolidated financial statements for the nine-months ended September 30, 1995 include the operating results of MUX for the period April 25, 1995 to September 30, 1995. The acquisition was accounted for as a purchase and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the acquisition, as follows:



              Current assets                             $ 7,886
              Property, plant and equipment                1,188
              Goodwill                                    21,982
              Deferred tax asset                             704
              Liabilities assumed                         (3,186)
                                                         $28,574

        The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations for the nine-month periods ended September 30, 1995 and 1994 as if the acquisition of MUX had occurred at January 1, 1994, after giving effect to an adjustment to amortization of goodwill related to the acquisition. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date.


                                                          Nine Months Ended
                                                            September 30,

                                                               1995     1994
         Net Sales                                           $228,197  $137,878
         Income from continuing operations                     53,218    24,795
         Income from continuing operations per common share  $   1.27  $    .62

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

        The sales of the remaining parcels were completed as of June 30, 1994, with an aggregate recognized gain in the nine-months ended September 30, 1994 of approximately $388,000, net of income taxes of $248,000.

        Net cash proceeds from the sales of real estate properties amounted to approximately $4.9 million for the nine-months ended September 30, 1994.

        Oil and Gas Pipeline Construction Operations

        In October 1993, the Company sold its interest in an oil and gas pipeline construction business receiving approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994.) The $3.6 million note was paid in full in March 1995.


    3.  INVENTORIES


                                             September 30,   December 31,
                 Inventories consist of:          1995          1994

                    Raw materials               $30,845         $10,999
                    Work-in-process:

                 Uncompleted contracts              937             762
                       Other                      9,800           6,425
                    Finished goods                9,972           6,075
                                                $51,554         $24,261



     4.  GOODWILL

        Goodwill is shown net of accumulated amortization of $8.1 million and $5.8 million at September 30, 1995 and December 31, 1994, respectively.

    5.  INCOME TAXES

        The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                                               1995        1994                    1995         1994
     Income tax provision at U.S. statutory rate              $9,894      $3,580                  $24,698      $9,987
     Reduction in valuation allowance                         (2,595)     (2,848)                  (9,051)     (8,281)
     Foreign taxes at rates other than U.S. statutory rate    (1,391)        461                   (1,259)      1,558
     State taxes (net of federal benefit)                        917         412                    2,293       1,113
     Non-deductible goodwill amortization                        384         236                      820         706
     Income tax provision                                     $7,209      $1,841                  $17,501      $5,083

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

        If the original guidance in SAB 86 had been applied, the Company's net income for the nine months ended September 30, 1995 and 1994 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $2.6 million ($.06 per share) and $2.8 million ($.07 per share) for the three months ended September 30, 1995 and 1994, respectively. Additionally, the reduction in net income would have been $9.1 million ($.22 per share) and $8.3 million ($.21 per share) for the nine months ended September 30, 1995 and 1994, respectively.

        The Company believes that it is more likely than not that the net deferred tax asset recorded at September 30, 1995 will be fully realized.


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

        (c)  Income per Common Share

        Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the nine-month periods ended September 30, 1995 and 1994 was 41,389,024 and 38,965,853, respectively. The number of shares used to compute primary per share data for the three-month periods ended September 30, 1995 and 1994 was 42,357,381 and 39,126,159, respectively.



        For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on September 30, 1995 and 1994 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the nine-month periods ended September 30, 1995 and 1994 was 41,775,822 and 39,044,934,
        respectively. The number of shares used to compute fully diluted per share data for the three-month periods ended September 30, 1995 and 1994 was 42,471,761 and 39,182,150, respectively.

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

    On July 6, 1993, the Company adopted formal plans to dispose of its real estate operation. This operation is accounted for as a discontinued operation and accordingly, its operating results are reported in this manner and excluded from continuing operations in the accompanying consolidated statements of operations for the nine and three months ended September 30, 1994. In October 1993, the Company sold its interest in an oil and gas pipeline construction business. (See Note 2 to the Company Condensed Consolidated Financial Statements).

    On April 25, 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of approximately $28.6 million consisted of 1,124,955 shares of the Company's common stock (including 334,805 shares issuable upon exercise of stock options) valued at approximately $27.3 million and approximately $1.3 million in acquisition costs. The acquisition was accounted for as a purchase. The Company does not expect the MUX operations to require material financing commitments by the Company for the foreseeable future. See Note 1 to the Company Condensed Consolidated Financial Statements.

    Set forth below are: (i) a comparison of the results of operations of the Company for the nine months ended September 30, 1995 to the results of operations for the nine months ended September 30, 1994
    (ii) a comparison of the results of the operations of the Company for the three months ended September 30, 1995 to the results of operations for the three months ended September 30, 1994; (iii) a discussion of the Company's discontinued operations; and (iv) a discussion of the Company's financial condition and liquidity.


    Nine Months Ended September 30, 1995
    Compared with Nine Months Ended September 30, 1994

    NET SALES

    Net sales for the nine months ended September 30, 1995 increased to approximately $222.9 million from net sales for the nine months ended September 30, 1994 of approximately $123.8 million, an increase of approximately $99.1 million, or 80.0%. Net sales of paging systems and voice messaging systems for the nine months ended September 30, 1995 increased to approximately $161.9 million and $34.9 million, respectively, from approximately $89.9 million and $18.5 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. One customer accounted for approximately 19% and 14% of sales for the nine months ended September 30, 1995 and 1994, respectively.

    GROSS PROFIT

    Gross profit increased to approximately $126.9 million, or 56.9% of net sales, for the nine months ended September 30, 1995, from approximately $70.9 million, or 57.3% of net sales, for the nine months ended September 30, 1994.



    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense increased to approximately $39.7 million, or 17.8% of net sales, for the nine months ended September 30, 1995, from approximately $29.0 million, or 23.4% of net sales, for the nine months ended September 30, 1994. The $10.7 million increase primarily resulted from: (i) increased selling and marketing expenses of approximately $5.3 million for additional sales personnel, (ii) increase in commissions and employee incentives of $2.7 million relating to increased orders and overall business profitability, and (iii) $1.4 million of promotional material, international expenses and increased travel.

    RESEARCH AND DEVELOPMENT EXPENSE

    Research and development costs increased to approximately $17.1 million, or 7.7% of net sales, for the nine months ended September 30, 1995, from approximately $11.6 million, or 9.4% of net sales, for the nine months ended September 30, 1994, an increase of $5.5 million, or 47.0%. The increase of $5.5 million was primarily a result of increased research and development manpower and product development expenses. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.

    DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased to $5.8 million for the nine months ended September 30, 1995 from $4.3 million for the nine months ended September 30, 1994. The increase is primarily attributable to (i) higher incremental purchases of plant and equipment in 1995 compared to 1994 and (ii) goodwill related to the acquisition of MUX in April 1995.

    INTEREST INCOME, NET

    The Company realized net interest income of approximately $6.0 million for the nine months ended September 30, 1995 compared to net interest income realized of approximately $3.0 million for the nine months ended September 30, 1994. The increase is primarily attributable to higher average balances in cash and cash equivalents and short-term investments.

    INCOME TAXES

    The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 24.8% for the nine months ended September 30, 1995 and 17.8% for the nine months ended September 30, 1994 is primarily the result of the utilization of the Company's net operating losses and the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 24.8% in 1995 and 17.8% in 1994 is primarily the result of a variance between the 1995 and 1994 adjustments for realization of tax benefits for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 5 to the Company Condensed Consolidated Financial Statements.

    Three Months Ended September 30, 1995
    Compared with Three Months Ended September 30, 1994

    NET SALES

    Net sales for the three months ended September 30, 1995, increased to approximately $88.1 million from net sales for the three months ended September 30, 1994 of approximately $43.9 million, an increase of approximately $44.2 million, or 100.7%. Net sales of paging systems and voice messaging systems for the three months ended September 30, 1995 increased to approximately $62.5 million and $14.2 million, respectively, from approximately $31.1 million and $7.4 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. One customer accounted for approximately 21% and 12% of sales for the three months ended September 30, 1995 and 1994, respectively.

    GROSS PROFIT

    Gross profit increased to approximately $50.2 million, or 57.0% of net sales, for the three months ended September 30, 1995, from approximately $25.4 million, or 57.9% of net sales, for the three months ended September 30, 1994.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative expense increased to approximately $15.4 million, or 17.5% of net sales, for the three months ended September 30, 1995 from approximately $10.6 million, or 24.0% of net sales, for the three months ended September 30, 1994. The $4.8 million increase primarily resulted from: (i) increased selling and marketing expenses of approximately $1.9 million for additional sales personnel; (ii) increase in commissions and employee incentives of $1.3 million related to increased orders and overall business profitability and (iii) additional sales office expenses of $1.3 million.

    RESEARCH AND DEVELOPMENT EXPENSE

    Research and development costs increased to approximately $6.4 million, or 7.3% of net sales, for the three months ended September 30, 1995, from approximately $4.5 million, or 10.1% of net sales, for the three months ended September 30, 1994, an increase of $2.0 million, or 44.7%. The increase of $2.0 million was primarily a result of increased research and development manpower and research material purchased.

    DEPRECIATION AND AMORTIZATION EXPENSE

    Depreciation and amortization expense increased to $2.3 million for the three months ended September 30, 1995 from $1.5 million for the nine months ended September 30, 1994. The increase is primarily attributable to (i) higher incremental purchases of plant and equipment in 1995 compared to 1994 and (ii) goodwill related to the acquisition of MUX in April 1995.

    INTEREST INCOME, NET

    The Company realized net interest income of approximately $2.0 million for the three months ended September 30, 1995 compared to net interest income realized of approximately $1.3 million for the three months ended September 30, 1994. The increase is primarily attributable to higher average balances in cash and cash equivalents and short-term investments.

    INCOME TAXES

    The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 25.5% for the three months ended September 30, 1995 and 18.0% for the three months ended September 30, 1994 is primarily the result of the utilization of the Company's net operating losses and the application of SFAS 109 in computing the Company's tax provision. The difference between the effective tax rate of 25.5% in 1995 and 18.0% in 1994 is primarily the result of a variance between the 1995 and 1994 adjustments for realization of tax benefits for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 5 to the Company Condensed Consolidated Financial Statements.

    Discontinued Operations

    Real Estate Operations

    Following the Acquisition of the GEMS Business the Company restructured its real estate operations. On July 6, 1993, the Company adopted a formal plan which called for the disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States).

    The sales of remaining parcels were completed as of June 30, 1994, with an aggregate recognized gain in the nine months ended September 30, 1994 of approximately $388,000, net of income taxes of $248,000.

    Net cash proceeds from the sales of real estate properties amounted to approximately $4.9 million for the nine months ended September 30, 1994.

    Oil and Gas Pipeline Construction Operations

    In October 1993, the Company sold its interest in an oil and gas pipeline construction business receiving approximately $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994.) The $3.6 million note was paid in full in March 1995.

    Financial Condition and Liquidity

    The Company's working capital at September 30, 1995 was approximately $207.0 million, including cash and cash equivalents and short-term investments of approximately $114.8 million.
    Accounts receivable, inventories, trade notes receivable, accounts payable, and accrued liabilities at September 30, 1995 increased from December 31, 1994 primarily as a result of increased levels of operating activities during the first nine months of 1995. Goodwill at September 30, 1995 increased from December 31, 1994 due to the acquisition of MUX in April 1995. During the nine months ended September 30, 1995 the Company received cash of approximately $12.5 million from the exercise of stock options and $3.6 million from the payment in full of the note discussed above. During the nine months ended September 30, 1995, the Company spent approximately $21.5 million for capital expenditures. These expenditures were necessary in order to provide the equipment and capacity to meet the growth of the business. Additionally, at September 30, 1995, the Company had a commitment for expenditures of approximately $5.1 million to be paid in the fourth quarter 1995 related to a building acquisition.

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

    Item 6.  Exhibits and Reports on Form 8-K

             (a)   Exhibits

                   Exhibit 11 Computation of earnings per common share for the nine-month and three-month periods ended September 30, 1995 and 1994.

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

                       None

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


    Date:  October 25, 1995