Form 10-K405
period 1995-12-31
GLENAYRE TECHNOLOGIES INC
filed 1996-03-28
CIK 808918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended DECEMBER 31, 1995

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 1996 was approximately $1.9 billion. The number of shares of the Registrant's common stock outstanding on March 8, 1996 was 60,688,922.


                      DOCUMENTS INCORPORATED BY REFERENCE:

        Document                                       Location in Form 10-K
Proxy Statement for 1996 Annual                             Part III
   Meeting of Stockholders

EXCEPT AS NOTED, THE INFORMATION IN THIS FORM 10-K HAS BEEN ADJUSTED TO REFLECT A 3-FOR-2 STOCK SPLIT OF THE COMPANY'S COMMON STOCK EFFECTED IN THE FORM OF A 50% STOCK DIVIDEND DISTRIBUTED JUNE 19, 1995 TO STOCKHOLDERS OF RECORD ON JUNE 5, 1995 AND TO REFLECT A 3-FOR-2 STOCK SPLIT OF THE COMPANY'S COMMON STOCK EFFECTED IN THE FORM OF A 50% STOCK DIVIDEND DISTRIBUTED DECEMBER 29, 1995 TO STOCKHOLDERS OF RECORD ON DECEMBER 22, 1995.

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Glenayre Technologies, Inc. ("Glenayre" or the "Company") was incorporated pursuant to the laws of the State of Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices of the Company are located at 5935 Carnegie Boulevard, Charlotte, NC 28209. The Company's telephone number is (704) 553-0038. The term "Glenayre" or the "Company" as used hereinafter means Glenayre Technologies, Inc. or Glenayre Technologies, Inc. and its subsidiaries.


Glenayre is a leading worldwide supplier of telecommunications equipment and related software used by service providers in the paging and other wireless personal communications markets. The Company designs, manufactures, markets, and services its products principally under the Glenayre name. These products include switches, transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging, cellular, and message management and mobile data systems), microwave communication systems and radio telephone systems.


In 1992, the Company acquired the telecommunications equipment and related software business (the "GEMS Business" or "GEMS") of Glentel Inc., a Canadian corporation ("GEL"), for a combination of cash and common stock of the Company (the "Acquisition"). Prior to the Acquisition , the Company had been in the real estate development business and in oil and gas pipeline construction. Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively, in order to focus exclusively on the telecommunications industry. In October 1993, the Company sold its interest in the oil and gas pipeline construction operation. The sale of the Company's remaining parcels of undeveloped real estate were completed as of June 30, 1994.

On April 25, 1995 the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of $28.6 million consisted of 1,687,432 shares of the Company's common stock (including 502,206 shares issuable upon exercise of stock options) valued at $27.3 million and $1.3 million in acquisition costs.

The Company's product families are grouped in either (i) Wireless Messaging, or
(ii) Voice and Data Technologies categories. Additionally, Glenayre provides service and support to its products.



WIRELESS MESSAGING PRODUCTS


Glenayre's Wireless Messaging products, accounted for approximately 78%, 80% and 81% of net sales for 1995, 1994, and 1993, respectively. Included in this group are paging and narrowband personal communication service products. Major paging products include switches, transmitters, receivers, controllers and related software. Glenayre believes it has the leading market share in the United States and that it is a leading participant internationally in the paging switch, controller and transmitter market.


Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. A paging system is generally operated by a service provider which incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the Federal Communications

Commission ("FCC") and elsewhere from the authorized government body to operate a paging frequency within either a local, regional or national geographical area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate the subscriber's pager (a pocket-sized radio receiver carried by the subscriber). Telephone calls for a subscriber are received by a paging switch. A network of transmitters, that broadcasts a signal over a specific geographic area, then receives information from the paging switch through the controller and a radio signal is sent by the transmitters via antennae to the subscriber's pager. The transmitters manufactured by Glenayre are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the pager to emit a beep or to vibrate and to provide the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message.


A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location, and has an advantage over a cellular portable telephone in that a pager is smaller, has a much longer battery life, has excellent coverage, and is less expensive to use. Historically, the principal disadvantage of traditional paging service in comparison to landline telephones or cellular portable telephones has been that paging provided only one-way communication capabilities.

However, this limitation may have been overcome in the United States as a result of the auction in 1994 by the FCC of nationwide and regional licenses for designated Narrowband Personal Communication Services ("NPCS") radio frequencies or spectrum to service providers. All of the nationwide license holders and most of the regional license holders are current Glenayre customers, directly or indirectly. Additional licenses may be auctioned in 1996. The cost of the licenses to the NPCS auction winners in 1994 was approximately $1.0 billion. The FCC anticipates that these NPCS licenses will be used to provide such new services as pager location, two-way acknowledgment paging, advanced voice paging and data services.

The NPCS radio frequencies or spectrum are located at three separate points within the total radio spectrum, at 901-902 MHz, 930-931 MHz and 940-941 MHz. Initially, the radio frequencies located at 930-931 MHz and 940-941 MHz have been designated for outbound message transmission (to the pager) and the 901-902 MHz have been designated response channels (from the pager). This application is similar to traditional paging except that these license holders have been granted wider frequency band width permitting the user to transmit substantially more information.


The NPCS nationwide licenses cover all fifty states, the District of Columbia, American Samoa, Guam, the Northern Marianas Islands, Puerto Rico and the United States Virgin Islands. These licenses are divided into 50 KHz paired and unpaired channel categories. Paired channels permit both outbound and inbound signals while unpaired channels are limited to only outbound signals. Currently, there are 11 nationwide licenses and 6 additional licenses which were auctioned on a regional basis that cover the nation. Remaining to be auctioned are 7 licenses available on a major trading area ("MTA") basis and 2 licenses on a basic trading area ("BTA") basis.


The FCC has imposed infrastructure construction or buildout requirements on all NPCS license holders. Each NPCS license holder must establish a minimum service availability for at least 37.5% of the population in its geographic region within five years after receiving the license. After ten years, each NPCS license holder must make the service available to at least 75% of the area's population. If a NPCS license holder fails to achieve these build-out requirements, it risks cancellation by the FCC of its NPCS license and a forfeiture of any auction monies paid.

Glenayre's product offering to the NPCS market includes a systems approach similar to its existing paging product line. Glenayre offers its customers an end-to-end solution for NPCS applications. The Company has developed new technology-based products with enhanced architecture and technology from its existing paging systems to accommodate the advanced services available through NPCS. This systems approach includes full product lines of radio frequency network controllers, linear transmitters, satellite receivers, fixed receivers (to receive the response message from the end-user) and switches. The Company will begin shipment of its NPCS products in the first half of 1996 to various beta test sites, based on product development schedules and the build-out requirements of the NPCS license holders.

The design of a paging system is customer specific and depends on (i) the number of paging subscribers the service provider desires to accommodate, (ii) the operating radio frequency, (iii) the geography of the service area, (iv) the expected system growth and (v) specific features desired by the customer. Paging equipment hardware and software developed by the Company may be used with all types of paging service, including voice, tone, numeric (telephone number display) or alphanumeric messaging (words and numbers display).

SWITCHES. The smallest Glenayre switch, the GL3000ES, can serve as few as 100 subscribers and can be expanded incrementally to a capacity of 75,000 subscribers. Glenayre's large paging switches, the GL3000L and the GL3000XL, support subscriber levels from 20,000 to over 1,000,000.

The GL3000 NPCS switch is capable of being upgraded to support new NPCS voice and data services, while retaining support for existing one-way services such as numeric and alphanumeric paging. Service providers can combine one-way and two-way paging service on one switch.

The Company is involved at an early stage in the development of industry wide technology standards and is familiar with developments in paging protocol standards throughout the world. The Company works closely with its customers in the design of large, complex paging networks. Glenayre believes that its customers' purchasing decisions are based, in large part, on the quality and technological capabilities of such networks, and has adopted networking specifications developed by the Personal Communications Industry Association ("PCIA"). Glenayre believes that its switches have the most advanced networking capability in the industry. This networking capability allows the interconnection of multiple switches to offer a number of wide- area capabilities (such as remote billing, roaming and database backup). Glenayre believes that the advanced hardware and software features of its switches ensure high reliability and high volume call processing.


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


Glenayre's GL-T9000 series of transmitters are designed to transmit both ReFLEX and InFLEXion NPCS formats. The design of the GL-T9000 transmitter employs new and advanced techniques including digital signal processing ("DSP") modulation and linearization. With the T9000 a service provider can start at a low power level and upgrade to a higher power level in the field. This minimizes initial investment while still allowing the service provider to grow as the subscriber base grows.


The GL-R9000 series of receivers detects the responses sent back from the two-way NPCS subscriber devices. The GL-R9000 series of receivers takes advantage of innovative DSP demodulation techniques that maximize receiver sensitivity. Available in a one-rack unit size, it can support spatial diversity (enabling sensitivity gains from two separate receive antennas at a site).

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


CONTROLLERS. The Company currently offers three products for transmitter control: (i) the GL5000 control system is a medium-feature transmitter control system used primarily in international markets; (ii) the QT1000 is a full-feature system providing automatic early notification of system variances and automatic remote adjustment capabilities to ensure that all transmitters in the system remain synchronized; and (iii) the newest product, the GL-C2000, supports all existing digital paging formats and will support all currently proposed "high speed" paging and messaging formats with data transmission rates from 200 to 6,400 bits per second when coupled with the appropriate Glenayre RF hardware.

Glenayre has extended the technology of its GL-C2000 transmitter controller to control the Glenayre NPCS transmitter. The base station controller has voice and high-speed data capabilities and flexible linking options. Additionally, Glenayre's RF Director is the central control point for a two-way NPCS RF network. The RF Director has been designed to manage a high volume of forward and reverse channel traffic and is available with optional full redundancy.

MESSAGE MANAGEMENT SYSTEMS. Glenayre's message management systems and operator assisted paging systems combine its paging switch hardware with its proprietary software. Glenayre's GL3900S and GL3900A alphanumeric switches are fully compatible with the Company's paging switches and allow extensive data entry by as few as 2 to as many as 300 telephone operators. Glenayre's alphanumeric messaging products allow an operator at a telephone answering service or at a paging or cellular provider to input, store and transmit messages containing words and numbers by utilizing a paging switch encoder. Alphanumeric messages can be sent by telephone, facsimile or computer and can be received by pagers, portable computers, electronic organizers, facsimile equipment and similar personal communication devices. Due to the continuing demand for lengthier messages and the impact of such demand on available radio frequencies, most service providers are migrating to the more efficient, higher speed digital format. Consequently, Glenayre believes its sophisticated high speed switches and software are particularly well suited for alphanumeric applications.





VOICE AND DATA TECHNOLOGIES PRODUCTS


Glenayre's Voice and Data Technologies products accounted for approximately 12%, 10% and 9% of net sales for 1995, 1994 and 1993, respectively. Included in this group are voice messaging, microwave communication and radio telephone products.


Voice Messaging


The MVP, a switching product and enhanced services platform designed by Glenayre primarily for paging, cellular and personal communication systems, allows subscribers both to send and receive voice and data messages to and from other subscribers, or to receive these messages from non-subscribers. The MVP is offered in four sizes. The MVP-E, a small starter system, is capable of supporting from 100 to 10,000 subscribers. The medium sized MVP supports 500 to 35,000 subscribers. The large MVP-MAP (Multi Application Platform) accommodates up to 50,000 subscribers. For systems requiring substantial capacity, the MVP-PCS can accommodate in excess of 200,000 subscribers. The MVP is designed to meet the reliability requirements of, and is marketed to, telecommunication service providers. The MVP has the flexibility to provide multiple services to multiple customers simultaneously.

In addition to its current applications, the MVP switch is presently approved as a voice switching platform by vendors of cellular, second generation cordless telephones ("CT-2") and broadband personal communication services products in several countries. The MVP, together with the Company's Constant Touch software, provides "one-number access," allowing a subscriber to direct communications to his choice of receiving devices. In addition, it combines the uses of different types of existing communication services such as paging, voice mail, cellular telephone, PCS, CT-2 and facsimile.

When a user leaves a voice mail message or facsimile in a subscriber's voice mail box, the MVP switch can automatically locate the subscriber, thereby providing notification of the message. The MVP also allows a subscriber to manage telephone calls using a variety of receiving devices. With the "Meet-Me" feature, a telephone call to a subscriber can be routed through the MVP switch where it can be held while the subscriber is immediately notified through a paging device. The subscriber can then choose to accept the call through a wireline or wireless telephone and be connected immediately. Through the "Direct Call with Call Screening" feature, the MVP answers the call, and the caller is asked to record the caller's name and stay on hold while the subscriber is located through a page or telephone call. Once located, the subscriber has numerous options, including connecting with the waiting call, sending the caller to a voice mail box or another telephone number, disconnecting, or listening to the caller's voice message.


Another feature enhancement is "Find-Me," through which the MVP will call a pager, cellular phone or wireline telephone either simultaneously or in a sequence predetermined by the subscriber, to notify the subscriber of an incoming call. In addition to the subscriber's ability to determine these notification priorities, the MVP also allows a subscriber to program a daily schedule of such call destinations, whereby the MVP routes the call to the destinations defined by the subscriber based on the time and day of the week. Finally, the MVP also has integrated facsimile capabilities which can receive an incoming facsimile and notify a subscriber of receipt. The subscriber can select or preprogram the location for fax delivery, forward the fax to another subscriber or broadcast the fax to individuals on a distribution list. The MVP provides an advanced platform as a service enhancement node for integration into an intelligent network.

Microwave Communication


Through its 1995 acquisition of Western Multiplex Corporation ("MUX"), the Company designs, manufactures and markets products for use in point-to-point microwave communications systems. These products include the microwave radios themselves, both in analog and digital transmission formats, and analog baseband products. In 1994 and 1995, the FCC awarded a number of new PCS licenses for the provision of enhanced services. Encumbants currently utilizing these frequencies will be forced to relocate their existing systems thus providing MUX with additional market opportunities. MUX also provides cellular and PCS operators with wireless cell site and base station interconnect infrastructure. MUX's products are sold to communications service providers, including cellular, specialized mobile radio ("SMR") and inter-exchange common carriers; industrial companies, including utilities, railroads and petroleum producers; federal, state and local governmental entities; and users of wireless data communications.


Radio Telephone

In past years, the Company has focused on wide-area mobile radio telephone systems utilizing its Improved Mobile Telephone Service (IMTS) technology. This technology has essentially been replaced by the application of cost-effective cellular systems in the markets previously served by IMTS. The Company, utilizing internally developed digital technology, has refocused its products to meet the basic telephone needs of rural areas around the world. Its initial product offers a digital wireless telephone link that provides high quality, full duplex voice and data operation on a single frequency that is capable of operating at distances of up to approximately 45 miles. This product is targeted to serve both remote residential and business subscriber requirements.

SERVICE AND SUPPORT

Glenayre provides service to customers on a regular basis including installation, project management of turnkey systems, training, service or extended warranty contracts with the Company. These revenue generating service activities of Glenayre accounted for approximately 10% of net sales in each of the years 1995, 1994 and 1993. The Company believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by a customer. This relationship is further developed as customers come to depend upon the Company for installation, system optimization, warranty and post-warranty services.

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service network, known as the Glenayre Care Group, throughout the world. Glenayre's standard warranty provides its customers with repair or replacement of all defective Glenayre manufactured equipment. The warranty is valid in the case of the majority of its transmitters for two years, and in the case of all other products for one year from the later of date of shipment or date of installation by a Glenayre qualified technician. The major locations of the Glenayre Care Group are Vancouver, British Columbia; Quincy, Illinois; Atlanta, Georgia; London, England; and Singapore. The Glenayre Care Group, the majority of which are technical specialists, maintain the Company's installed base of equipment and are equipped with an automated field service management system to provide more responsive customer service.



CUSTOMERS


Glenayre sells to a range of customers worldwide. In the United States, customers include the regional Bell operating companies, public and private radio common carriers, private carrier paging operators, and cellular carriers. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers.

Sales to a single customer totaled approximately 16% and 13% of 1995 and 1994 net sales, respectively. Sales to two customers were each approximately 10% of 1993 net sales. Although a single customer accounted for more than of 10% of the Company's net sales for the previous two years, the Company believes that the largest amount of business from any single customer should generally change from year to year, resulting from the timing of the development and expansion of its existing customers' and new customers' systems.

MARKETING AND SALES

The Company markets its products and services in the United States and internationally primarily through a direct sales force. The Company also utilizes distributors and agents to sell its products in certain countries and geographic regions to markets outside of the Company's core markets. The Company maintains sales offices throughout the United States.


In an effort to better serve its international customers, Glenayre has established sales offices in various locations worldwide, including Manila, Philippines; New Delhi, India; Singapore; Toronto, Canada; Vancouver, Canada; Hong Kong; Mexico City, Mexico; Milton Keynes, England; Guangzhou, China; Beijing, China; Dubai, United Arab Emirates; Prague, Czech Republic; Sao Paulo, Brazil; Amsterdam, Netherlands; and Seoul, Korea. Glenayre has staffed each of these offices with either local or expatriate multilingual personnel. The Company expects to add new offices and personnel outside of the United States to meet the increasing demand for its products in international markets. Additionally, on a selective basis in certain countries and regions, Glenayre utilizes external distributors and agents. See Note 14 to the Company's Consolidated Financial Statements for information relating to export sales.


As part of the Company's integrated marketing and sales efforts, Glenayre encourages a philosophy of open communication between the Company and its customers. Toward that end, the Company often invites customer representatives to meet with Glenayre's engineers and marketing personnel to collaborate in the development of new and enhanced products.

INTERNATIONAL BUSINESS RISKS

Approximately 35% of 1995 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 1995 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit.

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

The Company has extensive expertise in the technologies required to develop wireless communications systems and products including digital signal processing
(DSP), real-time software, high-speed digital logic, very large scale integrated circuits (VLSI), radio frequency and data network design. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as the next generation of personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Glenayre to reduce the time for bringing new products to market.

The majority of the Company's research and development staff are engineers or computer science professionals. Glenayre's research and development efforts are located in its Vancouver, British Columbia, Canada; Quincy, Illinois; Atlanta, Georgia and Belmont, California facilities. Total research and development costs for the Company were $24.0 million, $16.0 million and $11.8 million or 7.5%, 9.3% and 8.7% of net sales for 1995, 1994 and 1993, respectively.

 NEW PRODUCTS AND UPGRADES

The principal new products and enhancements introduced by the Company in 1995 related to its Wireless Messaging products included the following:


(i) Digital signal processing based, low-profile transmitters to support high-speed paging in multiple frequency bands (including the VHF, UHF, 280 MHz and 330 MHz bands) and at multiple output power levels; (ii) advanced features for paging switches provided by software and hardware updates including support for the European ERMES over-the-air protocol, roaming subscribers, voice mailbox improvements and new alphanumeric input capabilities; (iii) increased voice and subscriber capacity for paging switches; (iv) advanced redundancy capability for high speed control systems; (v) support for extended alarming and interfacing on the Company's high speed control product; (vi) a receiver to support NPCS response channel reception in the 901 MHz band; (vii) increased capacity to 300 operators in the Company's Operator Assisted Dispatch system GL 3900;


The principal new products and enhancements introduced by the Company in 1995 related to its Voice and Data Technologies products include the following:


(i) new software version for the MVP product family which provided enhancements to the Constant Touch service and provided feature enhancements for paging and cellular users; (ii) released new public switch telephone network interface capabilities (SS7) connectivity for the MVP system which provides signaling and messaging protocols for the GSM, ESMR and AIN networks; (iii) released the Terminal Server product for the MVP system providing access for personal computers in a dial up basis to the local area network of the MVP system for sending paging messages; (iv) introduced the System Activation and Administration Module (SAAM) which provides a Graphical User Interface (GUI) via a windows application for administration of the MVP subscriber records; (v) completed development and testing of interface to three Short Message Service Systems, Aldiscon, CMG and Nokia; (vi) released software to support AMIS Analog Networking for messages between multiple vendors' voice mail systems; and (vii) introduction of a new licensed microwave digital radio at 6 GHz.



MANUFACTURING


Glenayre currently manufactures its products at Company facilities in Quincy, Illinois; Vancouver, British Columbia, Canada; and Belmont, California. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors, and semiconductors such as field programmable gate arrays, digital signal processors, and microprocessors; mechanical materials such as cabinets in which the systems are built; and peripherals, including disk drives. Substantially all of the components and parts used in the Company's products are available from multiple sources. In those instances where components are purchased from a single source, the supplier is reviewed frequently for stability and performance. Additionally, as necessary, the Company purchases sufficient quantities of certain components which have long-lead requirements in the world market. The Company ensures that all products are tested, tuned and verified prior to shipment to the customer.


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


The Company utilizes Materials Resource Planning (MRP) systems for production planning in its manufacturing locations and state-of-the-art workstations for its engineering functions. In 1995, the Company completed expansions of approximately 68,000 square feet and 50,000 square feet at its Quincy and Vancouver facilities, respectively, in order to accommodate the foreseeable short-term growth in its business. Additionally, the Company is currently evaluating additional facility requirements which may be necessary to accommodate growth in the Company's business beyond 1996.

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

The Company considers its trademark "Glenayre" to be a valuable asset. The "Glenayre" trademark is protected through trademark registrations in the United States and various countries throughout the world.

BACKLOG

The Company's firm backlog at December 31, 1995 and 1994 was approximately $102 million and $67 million, respectively. The Company's growth in its backlog is due to expansion of sales coverage, market growth and increased acceptance of the Company's products. The orders supporting the Company's backlog amounts consist of signed purchase orders and, in general, the Company expects to commence shipment of these orders within six months of the respective backlog dates.

COMPETITION

The Company is a leading worldwide supplier of switches, transmitters, receivers, controllers and software used in paging, voice messaging and message management systems. While the services from the foregoing products represent a significant portion of the wireless personal communications systems industry today, the industry is expanding to include new services and new markets. The wireless personal communications industry includes equipment manufacturers that serve many of the same personal communications services markets served by the Company. Certain of the Company's competitors have significantly greater resources than the Company, and there can be no assurance that Glenayre will be able to compete successfully in the future. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone industry, certain of which are larger and have significantly greater resources than the Company, could elect to enter into the Company's markets and compete with Glenayre's products.

Competition in Glenayre's markets is based upon quality, product features, service and price. While equipment and systems of the type sold by Glenayre represent less than one-half of a paging service provider's total capital investment, such equipment and systems are nevertheless critical for the operation of the pager devices and the paging network. Glenayre believes that it compares favorably with its competitors due to its reputation for high-quality products and service and its ability to offer complete turn-key systems customized to specifications provided by the customer.

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

 UNITED STATES

The Company believes that it has the leading market share (based on the number of units sold) of the United States market for sales of paging switches, paging transmitters and controllers. It is the Company's belief that its leadership position with respect to the sale of paging switches in the United States substantially exceeds that of its principal competitors in this market, which are

Motorola, Inc. ("Motorola") and L M Ericsson Telephone Company ("Ericsson"). The Company believes that it captured the largest percentage of sales of paging switches serving more than 10,000 subscribers in each of the last three years.

The Company believes sales of transmitter and controllers products by the Company exceeded sales of such products by Motorola in each of the last three years. The Company believes that Motorola remains a substantial competitor with a significant market share in this market. Other competitors in this market include Ericsson and smaller manufacturers that primarily serve small local paging service providers.


For sales of voice messaging products, the Company competes in the United States and internationally primarily with Boston Technology, Inc., Octel Communications Corporation, Converse Technologies, Inc., Unisys Corporation and Centigram Communications Corporation.

For sales of microwave products, the Company competes in the United States and internationally primarily with Alcatel Alsthom, Harris Corporation, California Microwave Corporation, Digital Microwave Corporation, Siemens A.G., Ericsson and Philips N.V.

INTERNATIONAL


The Company believes that it is one of the leading participants in markets outside of the United States in the sale of paging switches, paging transmitters and controllers (based on the number of units sold). The Company believes that it sold the most paging switches outside of the United States during each of the last three years, exceeding sales by each of its two principal competitors in this market, Motorola and Ericsson. Additionally, Telelink Corporation is a competitor of the Company in the international paging switch market.


The Company believes that the Company and Motorola have the largest and approximately equivalent shares of the international paging transmitter and controller market. Ericsson also is a significant competitor in this market with what the Company believes to be a substantially smaller share of the market than either of Motorola or the Company.

The Company competes for sales of certain components of wide-area rural radio telephone systems with companies such as Motorola, Telemobile, Inc., Exicom Corporation, Tait Inc. and Carlson Communications.

GOVERNMENT REGULATION

Many of Glenayre's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States and internationally. Regulatory approvals generally must be obtained by Glenayre in connection with the manufacture and sale of its products, and by customers to operate Glenayre's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the FCC have increased the demand for Glenayre's products by providing users of those products with opportunities to establish new paging and other wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that future regulatory changes will have a positive impact on Glenayre. On February 9, 1996, the FCC released a notice of proposed rule making covering a licensing rule and procedure change on the 929 MHz and 931 MHz as well as certain other paging frequencies which included a freeze on its acceptance of new applications for paging system licenses. As the issuance of new paging system licenses stimulates demand for the Company's products, this freeze may adversely affect sales and the timing of sales of the Company's products.

EMPLOYEES

At December 31, 1995, the Company and its subsidiaries employed approximately 1,850 persons. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:



                                Size               Owned or            Lease
            Location        (Square Feet)           Leased        Expiration Date                  Uses
Vancouver, British Columbia   158,143          121,144 owned                           Manufacturing, service,
                                                36,999 leased        1997-1998         accounting, purchasing and
                                                                                       training facilities,
                                                                                       research and development.
Quincy, Illinois              162,356          154,256 owned                           Manufacturing, service,
                                                 8,100 leased           1997           sales, accounting,
                                                                                       purchasing and training
                                                                                       facilities, research and
                                                                                       development.
Belmont, California           29,000                   leased           1998           Manufacturing, service,
                                                                                       sales, accounting,
                                                                                       purchasing, research and
                                                                                       development.
Atlanta, Georgia              37,450                   leased           1996           Offices for voice messaging
                                                                                       products, sales, service,
                                                                                       research and development,
                                                                                       and training facilities.
Charlotte, North Carolina     45,000                    owned                          Corporate headquarters,
                                                                                       marketing, accounting and
                                                                                       finance, sales office and
                                                                                       training facilities.


In addition to its sales offices in Atlanta, Georgia; Belmont, California; Charlotte, North Carolina; and Quincy, Illinois listed above, the Company also maintains sales offices throughout the United States and internationally. See "Business--Marketing and Sales." In 1995, the Company completed expansions of approximately 68,000 square feet and 50,000 square feet at its Quincy and Vancouver facilities, respectively, along with the acquisition of a 45,000 square feet facility in Charlotte in order to accommodate the foreseeable short-term growth in its business. Additionally, the Company is currently evaluating additional facility requirements which may be necessary to accommodate growth in the Company's business beyond 1996.


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to several intellectual property claims and disputes related to its business operations. The Company believes that the ultimate resolution of these claims and disputes will not have a material effect on the Company's financial position or future results of operations. However, if such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology or to license such technology on commercially reasonable terms.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Special Meeting of Stockholders held December 8, 1995, an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of the Company's common stock which the Company shall have the authority to issue from 50,000,000 to 200,000,000 shares was approved by a vote of 23,485,343 in favor and 11,136,352 against, with 29,251 shares abstaining. The number of shares voted has not been adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend distributed December 29, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

Following are the persons who were the executive officers of Glenayre as of December 31, 1995, their ages as of December 31, 1995, and their current titles and positions held during the last five years:

Gerald B. Cramer; age 65; Chairman of the Board of Directors of the Company since 1986; Chairman and Chief Executive Officer of Cramer Rosenthal McGlynn, Inc. ("CRM"), an investment management firm, since 1973.

Clarke H. Bailey; age 41; Vice Chairman of the Company since November 1992; Chairman of the Executive Committee since March 1994; Director of the Company since December 1990; Chief Executive Officer of the Company from December 1990 to March 1994; and Acting Chief Executive Officer of the Company from May 1994 until December 1994. Chairman and Chief Executive Officer of United Acquisition Company and its parent, United Gas Holding Corporation since February 1995; Chairman of Arcus, Inc. since July 1995; and a variety of capacities for the investment banking firm of Oppenheimer & Co., Inc. from March 1984 to December 1990, most recently as Managing Director and head of the Principal Investments Department.

John J. Hurley; age 61; Vice Chairman of the Company since December 1994; Director of the Company since November 1992; President of the Company from November 1992 until December 1994; Chief Operating Officer of the Company from November 1992 until March 1994; and Chief Executive Officer of the Company from March 1994 until May 1994. President of GEL from July 1988 to November 1992; Director of GEL from July 1988 to June 1993; Chief Operating Officer of Antenna Specialists Company, a communications antenna manufacturer from 1985 to 1988; and employed by General Electric Company from 1966 to 1985, where he held several positions, including General Manager of General Electric Company's cellular business.

Ramon D. Ardizzone; age 58; President of the Company since December 1994; Chief Executive Officer of the Company since May 1995; Acting Chief Executive Officer of the Company from December 1994 until May 1995; Director of the Company since November 1992; Chief Operating Officer of the Company from June 1994 until December 1994; Acting Chief Operating Officer of the Company from May 1994 until June 1994; Executive Vice President of the Company from November 1992 until December 1994; and Executive Vice President of the Company in charge of Sales and Marketing from November 1992 until May 1994. Executive Vice President - Sales and Marketing of GEL from August 1988 to November 1992; President of Aerotron, Inc., a land-mobile radio manufacturing company from 1986 to 1988; and employed by General Electric Company in various management positions from 1956 to 1986.

Gary B. Smith; age 36; Executive Vice President of the Company since September 1994; General Manager, Wireless Messaging Group since February 1995; Chief Technical Officer of the Company from September 1994 until February 1995; and various engineering management positions with the Company or GEMS from 1983 to September 1994.

Kenneth C. Thompson; age 48; Executive Vice President of the Company and General Manager, Voice and Data Technologies Group since February 1995; and various marketing management positions with the Company or GEMS from December 1990 to February 1995. General Manager of a division of Science Application International Corporation from December 1987 to December 1990.

Russ K. Allen; age 55; Executive Vice President, Field Sales and Support Operations of the Company since February 1995; and various sales management positions with the Company or GEMS from 1985 to February 1995.

Stanley Ciepcielinski; age 39; Executive Vice President, Finance and Administration Operations of the Company since February 1995; Executive Vice President and Chief Financial Officer of the Company since January 1993; and Secretary and Treasurer since April 1993. Director of Finance for the Transformer Business Unit of Square D Company from 1989 to 1992; and Corporate Accounting Manager of Alcatel, Inc from 1984 to 1989.

Beverley W. Cox; age 38; Vice President, Human Resources of the Company since February 1995; Corporate Director-Human Resources with the Company from November 1993 to February 1995. Various human resource management positions with Cadmus Communications, Inc. from July 1989 to November 1993.

Billy C. Layton; age 49; Vice President of the Company since December 1995; Controller and Chief Accounting Officer of the Company since November 1992; and various accounting management positions with GEMS from 1990 to November 1992.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "GEMS." The table below sets forth the high and low sale prices for the Company's common stock on The Nasdaq Stock Market for the periods indicated, as adjusted to reflect a 3-for-2 stock split effected in the form of a 50% stock dividend distributed on January 5, 1995 to stockholders of record on December 22, 1994, a 3-for-2 stock split effected in the form of a 50% stock dividend distributed on June 19, 1995 to stockholders of record on June 5, 1995 and to reflect a 3-for-2 stock split effected in the form of a 50% stock dividend distributed on December 29, 1995 to stockholders of record on December 22, 1995.

                                                                                        Price Range of
                                                                                         Common Stock
                                                                                      High              Low

Year Ended December 31, 1994
  First Quarter......................................................              $12.78           $10.16
  Second Quarter.....................................................               13.58             9.44
  Third Quarter......................................................               17.64            10.89
  Fourth Quarter.....................................................               18.37            14.88
Year Ended December 31, 1995
  First Quarter......................................................               21.18            15.90
  Second Quarter.....................................................               36.17            18.70
  Third Quarter......................................................               49.00            32.67
  Fourth Quarter.....................................................               49.17            33.00


At March 8, 1996 there were approximately 1,440 holders of record of the Company's common stock.


The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      (In thousands, except per share data)

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 1995 has been derived from the Company's audited Consolidated Financial Statements. The Company acquired the GEMS Business on November 10, 1992 from GEL. Prior to the Acquisition, the Company had been in the real estate development business and in oil and gas pipeline construction. This Selected Consolidated Financial Data reflects the operating results of the GEMS Business only from November 10, 1992, the date of the Acquisition, thus the operating results for fiscal years 1991 and 1992 are not comparable to the operating results for subsequent years. The year ended December 31, 1991 reflects only the discontinued operations while the year ended December 31, 1992 reflects only 51 days of the operating results of the GEMS Business following the Acquisition. The results for 1995 include the results of MUX from April 25, 1995, the day of its acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.


                                                                        Year Ended December 31,
                                                         1995          1994        1993        1992       1991
                                                         ----          ----        ----        ----       ----
OPERATING DATA:
 Net sales.................................          $321,404      $172,107      $136,139    $ 15,586   $ ---
   Income (loss) from continuing
     operations before extraordinary
       item(1).............................             76,448       33,095       23,700          865    (183)
   Discontinued operations(2)..............                ---          388          100       (7,990)    687
   Extraordinary item......................                ---          ---       (1,695)         ---    ---
   Net income (loss).......................             76,448       33,483       22,105       (7,125)    504

PRIMARY PER SHARE DATA:
   Income (loss) from continuing operations
      before extraordinary item............               1.22         0.56         0.48          0.02    ---

   Net income (loss).......................               1.22         0.57         0.45         (0.19)   0.01

                                                                                At December 31,
                                                         1995         1994        1993         1992       1991

BALANCE SHEET DATA:
   Working capital(3).....................             $223,487     $135,209    $ 94,898     $ 20,217   $ 48,575
   Total assets...........................              447,580      284,961    228,244       169,476     80,650
   Long-term debt, including current portion.             2,147       2,019       3,451       67,981       1,751
   Minority interest in consolidated
      subsidiaries...........................               ---       ---         ---         3,565       6,180
   Put warrants..............................               ---       ---         ---           459         ---
   Stockholders' equity......................           390,694     245,435      198,708      64,022      59,964

(1) Income (loss) from continuing operations prior to November 10, 1992, resulted primarily from interest income and gains (losses) related to the Company's cash and marketable securities and other income and expenses unrelated to the discontinued operations.

(2) Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively. These operations are accounted for as discontinued for all periods presented. See Note 1 to the Consolidated Financial Statements.

(3) Working capital includes approximately $2.1 million and $9.5 million attributable to the Company's discontinued oil and gas pipeline construction operations at December 31, 1992 and 1991, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

In 1992, the Company acquired the telecommunications equipment and related software business of Glentel, Inc., a Canadian corporation ("GEL"). Glenayre designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either (i) Wireless Messaging, or
(ii) Voice and Data Technologies categories. Additionally, Glenayre provides service and support to its products.

Prior to 1992, the Company was engaged in the real estate development business and the construction of oil and gas pipelines. In order to focus exclusively on the telecommunications industry, Glenayre adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, effective December 31, 1992 and July 6, 1993, respectively. These business segments are accounted for as discontinued operations for all periods presented and, accordingly, their operating results are excluded from continuing operations.

In April 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of $28.6 million consisted of 1,687,432 shares of the Company's common stock (including 502,206 shares issuable upon exercise of stock options) valued at $27.3 million and $1.3 million in acquisition costs. The operating results of MUX are included in the consolidated results of the Company since the acquisition date.

The market for the wireless personal communications industry remains robust. The Company's diversified customer base and technological competitive advantage should allow the Company to capitalize on the overall industry growth. As the service providers expand their systems to accommodate new subscribers, services, and territories, there should be opportunities for sales of the Company's expansion and enhancement products and related software. Additionally, the Company expects to participate in the delivery of products supporting the development of the more advanced Narrowband Personal Communication Services ("NPCS"). Although the Company will begin shipment of its NPCS products in 1996, the timing of the impact of NPCS products on the Company's revenues in 1996 and subsequent years will be based on product development schedules and build-out requirements of NPCS license holders.

The Company's results of continuing operations (tabular amounts in thousands of dollars) and as a percentage of net sales are presented below:


                                          1995                  1994                1993
Net sales                        $ 321,404     100.0% $ 172,107     100.0% $ 136,139      100.0%
Cost of sales                      138,773      43.2     72,908      42.4     60,561       44.5
Gross profit                       182,631      56.8     99,199      57.6     75,578       55.5
Selling, general and
   administrative expense           56,579      17.6     41,079      23.9     31,638       23.2
Research and development
   expense                          23,968       7.5     15,991       9.3     11,843        8.7
Depreciation and amortization
   expense                           8,571       2.7      5,884       3.4      5,059        3.7
Income from operations              93,513      29.1     36,245      21.1     27,038       19.9
Interest income (expense), net       8,267       2.6      4,450       2.6     (2,828)      (2.1)
Income from continuing
  operations before income
  taxes and extraordinary item     101,745      31.7     40,295      23.4     24,161       17.7
Provision for income taxes          25,297       7.9      7,200       4.2        461        0.3
Income from continuing
  operations before
  extraordinary item             $  76,448      23.8% $  33,095      19.2% $  23,700       17.4%

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.

1995 COMPARED WITH 1994

 NET SALES

Net sales in 1995 increased to $321.4 million from 1994 net sales of $172.1 million, an increase of $149.3 million, or 87%. This increase was primarily attributable to greater sales of Wireless Messaging products of approximately $114 million, or 83% over 1994, and increased sales of Voice and Data products of approximately $22 million, or 126% over 1994. The increase of Wireless Messaging products was primarily due to: (i) the continued expansion and upgrading of existing systems within the installed customer base; (ii) continuing to expand internationally into new markets, and (iii) growth in market share. The increase in Voice and Data products was comprised of increased voice messaging sales with the remainder principally attributable to the MUX operations included only since its April 1995 acquisition. Net sales to United States customers in 1995 increased by approximately 80% over 1994 while 1995 net sales to international customers increased approximately 100% over 1994.


GROSS PROFIT

Gross profit increased to $182.6 million, or 56.8% of 1995 net sales, from $99.2 million, or 57.6% of 1994 net sales. The minimal change in the gross profit margin percentage is due to a change in the mix in products shipped and the impact of increased fixed manufacturing costs incurred as additional manufacturing capacity was brought on line during 1995.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $56.6 million, or 17.6% of 1995 net sales, from $41.1 million, or 23.9% of 1994 net sales. Selling, general and administrative expense increased by $15.5 million from 1994 to 1995. The increase primarily resulted from: (i) increased selling and marketing expenses of approximately $10.8 million (due to increased staffing, commissions, travel expenses, promotional material and new international sales offices openings) required to achieve growth in net sales; (ii) approximately $4.7 million related to increased administrative staffing and travel expenses; and
(iii) general increases in employee costs and purchased services.

RESEARCH AND DEVELOPMENT EXPENSE


Research and development expense increased to $24.0 million, or 7.5% of 1995 net sales, from $16.0 million, or 9.3% of 1994 net sales. These research and development costs were for enhancements to existing products and new product development such as the NPCS products, from which revenue is expected to be realized in 1996 and subsequent years. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.


 DEPRECIATION AND AMORTIZATION EXPENSE


Depreciation and amortization expense increased to $8.6 million for 1995 from $5.9 million for 1994. The increase is primarily attributable to (i) significantly higher incremental purchases of plant and equipment in 1995 compared to 1994 and (ii) goodwill related to the acquisition of MUX in April 1995. In order to provide the equipment and capacity necessary to meet the growth of the business, Glenayre spent approximately $35 million during 1995 for capital expenditures (including approximately $18 million related to the expansion of the Quincy and Vancouver facilities and the purchase of the Charlotte facility).


 INTEREST INCOME, NET

The Company realized net interest income of $8.3 million for 1995 compared to net interest income of $4.5 million for 1994. The increase is primarily attributable to (i) higher average balances in cash and cash equivalents and short-term investments and (ii) higher average rates earned.

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 24.9% for 1995 and 17.9% for 1994 is primarily the result of the utilization of the Company's Net Operating Losses ("NOLs") and the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 24.9% in 1995 and 17.9% in 1994 is primarily the result of a significant variance between the 1995 and 1994 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company's Consolidated Financial Statements and "--Financial Condition and Liquidity."

1994 COMPARED WITH  1993

NET SALES

Net sales in 1994 increased to $172.1 million from 1993 net sales of $136.1 million, an increase of $36.0 million, or 26.4%. This increase was primarily attributable to greater sales of Wireless Messaging products of approximately $27 million, or 25% over 1993, and increased sales of Voice and Data products of approximately $5 million, or 44% over 1993. The increase in Wireless Messaging products was primarily due to: (i) the continued expansion and upgrading of existing systems within the installed customer base; (ii) the build out of private carrier paging systems which the FCC reallocated from non-exclusive to exclusive in 1993; and (iii) sales of new paging systems both in the United States and internationally. The increase of Voice and Data product sales was principally comprised of additional sales to existing customers in order to upgrade their service to their paging subscribers, sales to resellers and sales to cellular operators. Net sales to United States customers in 1994 increased by approximately 45% over 1993 while 1994 net sales to international customers were comparable to 1993.

GROSS PROFIT

Gross profit increased to $99.2 million, or 57.6% of 1994 net sales, from $75.6 million, or 55.5% of 1993 net sales. The increase in gross profit margin is primarily a result of a favorable mix in products shipped and services provided, the impact of increased sales volume versus fixed manufacturing costs, and favorable material pricing due to higher volume purchasing levels. The Company's net selling prices realized in 1994 were, on average, equivalent to those realized in 1993.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $41.1 million, or 23.9% of 1994 net sales, from $31.6 million, or 23.2% of 1993 net sales. Selling, general and administrative expense increased by $9.4 million from 1993 to 1994. The increase primarily resulted from: (i) increased selling and marketing expenses of approximately $7.5 million (due to increased staffing, commissions, travel expenses, promotional material and new international sales offices openings) required to achieve growth in net sales; (ii) approximately $1.2 million related to increased administrative staffing and travel expenses; and
(iii) general increases in employee costs and purchased services.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased to $16.0 million, or 9.3% of 1994 net sales, from $11.8 million, or 8.7% of 1993 net sales. These research and development costs were for new product development and enhancements to existing products.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $5.9 million for 1994 from $5.1 million for 1993. The increase is attributable to higher incremental purchases of equipment in 1994 compared to 1993.

INTEREST INCOME, NET

Interest income, net increased to $4.5 million, or 2.6% of 1994 net sales, from interest expense, net of $2.8 million or 2.1% of 1993 net sales. The increase is primarily attributable to the October 1993 payoff of the bank debt originally incurred in connection with the acquisition of the telecommunications equipment and related software business of GEL (the "Acquisition") and interest income earned on significant cash and cash equivalents and short-term investments for all of 1994 compared to only the last quarter of 1993. See Note 12 to the Company's Consolidated Financial Statements and "----Financial Condition and Liquidity."

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 17.9% for 1994 and 1.9% for 1993 is primarily the result of the utilization of the Company's NOLs and the application of SFAS 109, in computing the Company's tax provision. The difference between the effective tax rate of 17.9% in 1994 and 1.9% in 1993 is primarily the result of a significant variance between the 1994 and 1993 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company's Consolidated Financial Statements and "----Financial Condition and Liquidity."

GLENAYRE TECHNOLOGIES, INC. DISCONTINUED OPERATIONS

Subsequent to the Acquisition, the Company decided to dispose of its oil and gas pipeline construction operations and its real estate operations in order to focus exclusively on the telecommunications industry.

Effective December 31, 1992, the Company adopted a formal plan to dispose of its oil and gas pipeline construction operations. The Company sold its interest in the oil and gas pipeline construction business in 1993, receiving approximately $3.3 million in cash and a $3.6 million promissory note. The results of discontinued operations for the year ended December 31, 1993 consisted of a $100,000 gain, net of tax, on the sale of its oil and gas pipeline operations. The $3.6 million note was paid in full in 1995.


On July 6, 1993, the Company adopted a formal disposal plan which called for the disposal of its remaining real estate assets. Portions of the four parcels of undeveloped land were sold during 1993. The sales of the remaining parcels were completed as of June 30, 1994 with an aggregate recognized gain in 1994 of $388,000, net of income taxes of $248,000.


FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION AND LIQUIDITY


Net cash provided by operations increased to $39.0 million in 1995 compared to $32.4 million in 1994. The Company's working capital at December 31, 1995 was $223.5 million, including cash and cash equivalents and short-term investments of $114.7 million. Accounts receivable, inventories, accounts payable, and accrued liabilities at December 31, 1995 increased from December 31, 1994 primarily as a result of increased levels of operating activities during 1995. Goodwill at December 31, 1995 increased from December 31, 1994 due to the acquisition of MUX in April 1995. During 1995 the Company received cash of $16.1 million from the exercise of stock options and $3.6 million from the payment in full of the note described above. During 1995, the Company spent $34.6 million for capital expenditures (including approximately $18 million related to the expansion of the Quincy and Vancouver facilities and the purchase of the Charlotte facility). These expenditures were necessary in order to provide the equipment and capacity to meet the short-term growth of the business. The Company is currently evaluating additional facility requirements which may be necessary to accommodate growth in the Company's business beyond 1996.

The Company's cash and cash equivalents consist of high-grade commercial paper, bank certificates of deposit, U.S. Treasury bills and notes, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company's short-term investments are comprised of identical types of investments with the exception that their original maturities are greater than three months, but do not exceed one year. The Company expects to use its cash, cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the Company may be requested by certain NPCS license holders to provide equipment financing in order to meet the build-out requirements established by the FCC.

The Company believes that funds generated from continuing operations, together with its current cash reserves and short-term investments, will be sufficient to support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

INCOME TAX MATTERS

The Company presently has a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards. These tax loss carryforwards are available to shelter future U.S. taxable income generated by the Company. Under the Company's current operating and business structure, the Company expects that the majority of the worldwide taxable income will be earned in the United States. Therefore, the Company's actual cash outlay for income taxes for the next several years will be limited to U.S. alternative minimum tax and foreign and state income taxes.

As described in Note 8 to the Company's Consolidated Financial Statements, the Company at December 31, 1995 had U.S. NOLs aggregating $116.0 million. However, several factors somewhat mitigate the Company's favorable tax position. Approximately $16 million of the Company's NOLs are subject to limitations and are likely to expire unused. Approximately 73% of the $116.0 million of NOLs will expire, if unused, between 1996 and 1998. Accordingly, there is no assurance that the U.S. taxable income will be sufficient to fully use these NOLs. Additionally, as the volume of international sales is expected to grow, the percentage of worldwide income taxable in international jurisdictions may increase in the future.

The Company has recorded a deferred tax asset of $35 million, net of a valuation allowance of $17.9 million, at December 31, 1995, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, primarily include the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.

INFLATION

For the three fiscal years ended December 31, 1995, the Company does not believe inflation has had a material effect on its results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 1995, 1994 and 1993 and for each of the three years in the period ended December 31, 1995, as well as the independent auditors' reports thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i)  Financial Statements:                                                                                     Page



  Report of Ernst & Young LLP Independent Auditors ................................................             21
  Report of Deloitte & Touche LLP Independent Auditors............................................              22
  Consolidated Balance Sheets at December 31, 1995 and 1994........................................             23
  Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993...........             24
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995,
    1994 and 1993..................................................................................             25
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.......             26
  Notes to Consolidated Financial Statements.......................................................             28

(ii)  Supplemental Schedule:

  (For the years ended December 31, 1995, 1994 and 1993)
  Schedule II - Valuation and Qualifying Accounts .................................................              47

All other schedules are omitted because they are not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders
Glenayre Technologies, Inc.


We have audited the consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the supplemental schedule listed in the Index of
Item 14(a). These financial statements and the supplemental financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audit. The consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries for the years ended December 31, 1994 and 1993, were audited by other auditors whose report dated February 3, 1995, expressed an unqualified opinion on those statements.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related supplemental financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP



Charlotte, North Carolina
January 31, 1996

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Glenayre Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. Our audits also included the information for each of the two years in the period ended December 31, 1994 on the supplemental schedule listed in the Index at Item 14(a). These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for each of the two years in the period ended December 31, 1994.








DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 3, 1995

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     December 31,
                                                                                   1995       1994
ASSETS
Current Assets:
   Cash and cash equivalents                                                     $ 70,600   $ 52,043
   Short-term investments                                                          44,054     39,462
   Accounts receivable, net                                                        89,265     33,707
   Trade notes receivable, current                                                  7,960      8,816
   Inventories                                                                     50,045     24,261
   Deferred income taxes                                                            7,568      6,518
   Prepaid expenses and other current assets                                        7,189      5,526
------------------------------------------------------------------------------   --------   --------
     Total current assets                                                         276,681    170,333
Trade notes receivable                                                             14,973     12,480
Property, plant and equipment, net                                                 47,920     17,707
Goodwill                                                                           80,240     61,436
Deferred income taxes                                                              27,487     22,510
Other assets                                                                          279        495
------------------------------------------------------------------------------   --------   --------
TOTAL ASSETS                                                                     $447,580   $284,961
                                                                                 ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                               $ 15,709   $  9,871
  Accrued liabilities                                                              36,162     25,035
  Other current liabilities                                                         1,323        218
------------------------------------------------------------------------------   --------   --------
    Total current liabilities                                                      53,194     35,124
Other liabilities                                                                   3,692      4,402
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                                      --           --
  Common stock,  $.02 par value; authorized: 200,000,000
    shares; outstanding: 1995-60,044,752 shares;
   1994-55,991,136 shares                                                           1,201      1,120
  Contributed capital                                                             297,017    215,862

  Retained earnings                                                                92,476     28,453
------------------------------------------------------------------------------   --------   --------
    Total stockholders' equity                                                   $390,694    245,435
                                                                                 --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $447,580   $284,961
                                                                                 ========   ========


                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     Year Ended December 31,
                                                                                1995           1994            1993

NET SALES                                                                      $ 321,404    $ 172,107    $ 136,139
COSTS AND EXPENSES:
     Cost of sales                                                               138,773       72,908       60,561
     Selling, general and administrative expense                                  56,579       41,079       31,638
     Research and development expense                                             23,968       15,991       11,843
     Depreciation and amortization expense                                         8,571        5,884        5,059

     Total costs and expenses                                                    227,891      135,862      109,101

INCOME FROM OPERATIONS                                                            93,513       36,245       27,038

OTHER INCOME (EXPENSES):
     Interest income                                                               8,457        4,750        1,344
     Interest expense                                                               (190)        (300)      (4,172)
     Foreign exchange gain (loss)                                                     94         (220)        (137)
     Other, net                                                                     (129)        (180)          88
     Total other income (expenses), net                                            8,232        4,050       (2,877)

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                                    101,745       40,295       24,161
PROVISION FOR INCOME TAXES                                                        25,297        7,200          461

INCOME FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM                                                      76,448       33,095       23,700
GAIN FROM DISCONTINUED OPERATIONS                                                   --            388          100

INCOME BEFORE EXTRAORDINARY ITEM                                                  76,448       33,483       23,800

EXTRAORDINARY LOSS FROM
   EARLY RETIREMENT OF DEBT                                                          --           --        (1,695)

NET INCOME                                                                     $ 76,448     $ 33,483     $  22,105


PRIMARY INCOME PER COMMON SHARE:
     Continuing operations                                                    $    1.22    $     .56    $     .48
     Discontinued operations                                                        --           .01           --
     Income before extraordinary item                                               1.22         .57          .48
     Extraordinary item                                                             --           --          (.03)

NET INCOME PER COMMON SHARE--PRIMARY                                          $    1.22   $      .57   $     .45

FULLY DILUTED INCOME PER COMMON SHARE:
     Continuing operations                                                    $    1.22   $      .56   $     .48
     Discontinued operations                                                        --           .01           --
     Income before extraordinary item                                              1.22    $     .57         .48
     Extraordinary item                                                             --            --        (.03)

NET INCOME PER COMMON SHARE--FULLY DILUTED                                    $    1.22   $      .57    $    .45


                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                        Unrealized
                                                                                          Unearned       Loss on
                                                                             Retained        Stock       Marketable       Total
                                              Common Stock     Contributed   Earnings       Compen-        Equity     Stockholders'
                                           Shares    Amount      Capital      (Deficit)      sation      Securities      Equity

Balances, December 31, 1992..........      42,226    $844       $69,545      $ (5,370)       $(986)    $(11)             $ 64,022
Net income...........................                                          22,105                                      22,105
Effect of exercise of put warrants...                                             459                                        459
Amortization of unearned
  stock compensation.................                                                          496                           496
Utilization of net operating
  loss carryforwards ................                              11,898     (11,898)
Stock offering.......................       8,437       167       102,763                                                 102,930
Other shares issued..................       3,128        65         3,198                                                   3,263
Stock options granted................                                 822                                                     822
Tax benefit of stock options
exercised ...........................                               4,600                                                   4,600
Change in net unrealized loss
  on marketable equity securities....                                                                     11                   11
Balances, December 31, 1993..........      53,791     1,076       192,826       5,296        (490)         --             198,708
Net income...........................                                           33,483                                     33,483
Amortization of unearned stock
 compensation........................                                                         490                             490
Utilization of net operating loss
   carryforwards.....................                              10,326     (10,326)
Stock options exercised..............      2,284       45           4,271                                                   4,316
Tax benefit of stock options
exercised ...........................                               9,726                                                   9,726
Repurchase of common stock...........        (84)      (1)         (1,287)                                                (1,288)
Balances, December 31, 1994..........     55,991    1,120         215,862       28,453          --         --             245,435
Net income...........................                                           76,448                                     76,448
Stock options exercised..............      2,899       58          16,090                                                  16,148
Shares issued and options assumed in
  connection with business
  acquisition........................      1,185       24          27,244                                                  27,268
Utilization  of net operating loss
  carryforwards......................                              12,425       (12,425)
Tax benefit of stock options
exercised............................                              26,433                                                  26,433
Repurchase of common
stock................................        (30)      (1)         (1,037)                                                (1,038)
Balances, December 31,  1995.........     60,045    $1,201       $297,017      $92,476         $--        $--            $390,694



                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                                  Year Ended December  31,
                                                                              1995         1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................................   $  76,448    $  33,483    $  22,105
Adjustments to reconcile net income to net cash  provided
  by operating activities:
  Depreciation and amortization .......................................       8,571        5,884        5,059
  Write-off of debt issuance costs ....................................        --           --          2,734
  Gain on disposal of discontinued operations .........................        --           (388)        (100)
  Changes in deferred income taxes ....................................      (4,998)      (5,218)      (9,782)
  Loss on disposal of equipment .......................................         203           65          257
  Tax benefit of stock options exercised ..............................      26,433        9,726        4,600
  Stock compensation expense ..........................................         169          490        1,318
  Other noncash expenses ..............................................          73          222          454
  Changes in operating assets and liabilities, net of
    effects of business acquisitions and the sale of
    discontinued operations:
     Restricted cash ..................................................        --            --           510
     Accounts receivable ..............................................     (54,222)      (6,622)      (5,132)
     Notes receivable .................................................      (1,637)     (13,174)      (1,391)
     Inventories ......................................................     (23,152)      (5,207)         614
     Prepaids and other current assets ................................         227         (802)       1,529
     Real estate held for sale ........................................          --        2,700        1,119
     Other assets .....................................................      (3,384)        (143)         659
     Accounts payable .................................................       5,406        5,085       (2,908)
     Accrued liabilities ..............................................       8,811        4,002       (2,594)
     Other liabilities ................................................          93        2,337        1,333

NET CASH PROVIDED BY OPERATING
 ACTIVITIES ...........................................................      39,041       32,440       20,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ............................     (34,638)      (8,627)      (3,447)
Proceeds from sale of equipment .......................................          26           13        1,510
Net proceeds from sale of interest in oil and gas
  pipeline construction business ......................................       3,600           --          903
Maturities of short-term investments ..................................     122,679       29,503         --
Purchases of short-term investments ...................................    (127,271)     (68,965)        --
Cash acquired, net of acquisition
costs .................................................................         396         --           --
NET CASH USED IN INVESTING ACTIVITIES .................................    (35,208)      (48,076)      (1,034)


                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)


                                                        Year Ended December 31,
                                                     1995         1994          1993
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings ...........        --           --            347
Repayments of long-term borrowings ...........        (325)      (1,448)     (64,723)

Issuance of common stock .....................      16,087        4,316      106,193
Common stock repurchases .....................      (1,038)      (1,288)        --
NET CASH PROVIDED BY FINANCING ACTIVITIES ....      14,724        1,580       41,817
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ...........................      18,557      (14,056)      61,167
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      52,043       66,099        4,932
CASH AND CASH EQUIVALENTS AT END OF YEAR .....   $  70,600    $  52,043    $  66,099

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest ...................................   $      85    $     144    $   3,951
  Income taxes ...............................       1,843        1,176        1,042



SUPPLEMENTAL INFORMATION OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

On April 25, 1995, the Company acquired Western Multiplex Corporation ("MUX"). In connection with this acquisition, the Company paid $1,323,000 in acquisition costs and issued common stock valued at $27,260,000 for assets with a fair value of $31,769,000 and assumed liabilities of $3,186,000.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED FINANCIAL
                   STATEMENTS (tabular amounts in thousands of
                        dollars except per share amounts)


1.  BUSINESS ACQUISITION AND DISCONTINUED OPERATIONS

 (A) WESTERN MULTIPLEX ACQUISITION

On April 25, 1995 Glenayre Technologies, Inc. (the "Company") completed the acquisition of Western Multiplex Corporation ("MUX"), located in Belmont, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of $28.6 million consisted of 1,687,432 shares of the Company's common stock (including 502,206 shares issuable upon exercise of stock options) valued at $27.3 million and $1.3 million in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1995 include the operating results of MUX for the period April 25, 1995 to December 31, 1995. The acquisition was accounted for as a purchase and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the acquisition, as follows:

Current assets.........................................$ 7,886
Property, plant and equipment..........................  1,188
Goodwill .............................................. 21,991
Deferred tax asset.....................................    704
Liabilities assumed ................................... (3,186)
                                                      $ 28,583

The following table summarizes, on an unaudited pro forma basis, the estimated combined results of operations for the years ended December 31, 1995 and 1994 as if the acquisition of MUX had occurred at January 1, 1994, after giving effect to an adjustment to amortization of goodwill related to the acquisition. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on that date or to reflect the results of operations which may be achieved in the future.

                                                           1995           1994
Net sales ........................................       $326,656       $190,920
Income from continuing operations ................         76,600         34,550
Income from continuing operations per
    common share .................................       $   1.22       $    .58

(b) DISCONTINUED OPERATIONS

Oil and Gas Pipeline Construction Operations. Effective December 31, 1992, the Company adopted a formal plan to dispose of its oil and gas pipeline construction operations. The Company sold its interest in the oil and gas pipeline construction business on October 22, 1993 for $6.9 million, resulting in a gain of $100,000, net of tax. The Company received $3.3 million in cash and a $3.6 million promissory note (included in other current assets at December 31, 1994). The $3.6 million note was paid in full in March 1995.

Revenues of the oil and gas pipeline construction operations amounted to approximately $16.3 million for the period from January 1, 1993 to the date of sale. There was no material operating income or loss from this operation in 1993.

Real Estate Operations. In November 1992, the Company restructured its real estate operations headquartered in Phoenix, Arizona. The restructuring plan called for a new real estate sales strategy and the shutdown of the Phoenix real estate office. The Phoenix real estate office was closed on June 30, 1993.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


In July 1993, the Company adopted a formal plan of disposal which called for disposal of its remaining real estate assets (principally four parcels of undeveloped land in the western United States). Adoption of the disposal plan did not result in any further write-downs of the real estate held for sale or any additional reserves related to the shutdown of the Phoenix real estate office. The sales of the remaining parcels were completed as of June 30, 1994, with an aggregate recognized gain in 1994 of $388,000, net of income taxes of $248,000.

Revenues from the sale of real estate amounted to approximately $6.5 million and $571,000 for the years ended December 31, 1994 and 1993, respectively.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

The Company designs, manufactures, markets and services switches, transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging, cellular and message management and mobile data systems), microwave communication systems and radio telephone systems. The Company sells to a range of customers worldwide. In the United States, customers include the regional Bell operating companies, public and private radio common carriers and private carrier paging operators. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers.

 USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-7 years).

 GOODWILL

Goodwill represents the excess of cost over assigned fair market value of net assets acquired and is being amortized on a straight-line basis over estimated useful lives not exceeding 30 years. Goodwill is shown net of accumulated amortization of $8.9 and $5.8 million at December 31, 1995 and 1994, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future profitability of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The adoption of this standard did not affect reported earnings because this was essentially the same method used in the past to measure and record asset impairments.

 FOREIGN CURRENCY TRANSLATION

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations are included in the consolidated statements of income.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


ESTIMATED WARRANTY COSTS

The Company warrants its telecommunications products other than certain transmitters for one year after sale. The majority of the Company's transmitters are warranted for two years after sale. A provision for estimated warranty costs is recorded at the time of sale.

 STOCK-BASED COMPENSATION

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 11. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

 INCOME TAXES

Income taxes have been provided using the liability method in accordance with SFAS 109, "Accounting for Income Taxes."

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, short-term investments, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

RECLASSIFICATIONS

Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 financial statement presentation.

3.  SHORT-TERM INVESTMENTS

Short-term investments amounting to $44.1 million and $39.5 million at December 31, 1995 and 1994, respectively are comprised of highly liquid, high-grade commercial paper, bank certificates of deposit, U.S. Treasury bills and notes and repurchase agreements backed by U.S. government securities with original maturities greater than three months, but not exceeding one year. Short-term investments are stated at cost which approximates fair market value.

4.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1995 and 1994 consist of:

                                                           1995            1994
Trade receivables ..............................       $ 89,372        $ 34,320
Retainage receivable ...........................          1,364           1,333
Other ..........................................          2,586           1,159
                                                         93,322          36,812
Less:  allowance for doubtful accounts .........         (4,057)         (3,105)
                                                       $ 89,265        $ 33,707

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (CONTINUED) (tabular amounts in thousands of
                        dollars except per share amounts)


5.  INVENTORIES

Inventories at December 31, 1995 and 1994 consist of:

                                                          1995              1994
Raw materials ..............................           $30,191           $10,999
Work-in-process:
   Uncompleted contracts ...................               604               762
   Other ...................................             7,743             6,425
Finished goods .............................            11,507             6,075
                                                       $50,045           $24,261


6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1995 and 1994 consist of:
                                                          1995             1994
Land ...........................................       $  1,562        $  1,228
Buildings ......................................         21,376           5,937
Furniture, fixtures and equipment ..............         34,646          15,899
Leasehold improvements .........................          1,142             531
                                                         58,726          23,595
Less: Accumulated depreciation .................        (10,806)         (5,888)
                                                       $ 47,920        $ 17,707

  7.  ACCRUED LIABILITIES

 Accrued liabilities at December 31, 1995 and 1994 consist of:

                                                         1995             1994
Accrued project
  costs ....................................           $ 3,310           $ 3,039
Accrued warranty
  costs ....................................             2,713             4,312
Accrued sales
  commissions ..............................             1,603             2,274
Accrued compensation and
  benefits .................................            10,107             4,402
Accrued income taxes .......................             5,972             3,220
Other Accruals ..............................           12,457             7,788
                                                       $36,162           $25,035

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


8.  INCOME TAXES

 The Company's income tax provision consists of the following:


                                                                              1995            1994            1993
            Current provision:
               United States Federal................................        $ 6,398          $ --           $1,062
               Charge equivalent to tax benefit of stock
                 option exercises...................................          26,433          9,726           4,600
               Foreign..............................................           2,658          2,653           3,509
               State and local......................................             962              40            744
                 Total current......................................          36,451          12,419          9,915
            Deferred provision (benefit):
               Before valuation allowance adjustment................           1,271           5,107          2,444
               Adjustment to valuation allowance....................        (12,425)        (10,326)       (11,898)
                 Total deferred provision (benefit).................        (11,154)          (5,219)        (9,454)
            Total provision.........................................        $25,297         $ 7,200         $ 461


The sources of income from continuing operations before income taxes and extraordinary item are presented as follows:


                                                                              1995           1994            1993

            United States..............................................    $ 87,919        $35,437         $20,588
            Foreign....................................................      13,826          4,858            3,573
            Income from continuing operations..........................    $101,745        $40,295         $24,161



The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                                        1995        1994        1993
            Income tax provision at US statutory rate ...........   $ 35,611    $ 14,104    $  8,456
            Reduction in valuation allowance ....................    (12,425)    (10,326)    (11,898)
            Foreign taxes at rates other than U.S. statutory rate     (2,129)      1,997       2,053
            State taxes (net of federal benefit) ................      3,307         655         909
            Non-deductible goodwill amortization ................        933         770         941
            Income tax provision ................................   $ 25,297    $  7,200    $    461

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax assets and liabilities at December 31, 1995 and 1994 are as follows:



                                                              1995         1994
          Assets:
            U.S. net operating loss carryforwards ....    $ 40,612     $ 48,173
            State net operating loss carryforwards ...       3,495        2,342
            U.S. capital loss carryforwards ..........         439        1,588
            Other ....................................      13,822       11,522
                                                            58,368       63,625
            Less: Valuation allowance ................     (17,861)     (33,246)
                                                            40,507       30,379
          Liabilities ................................      (5,452)      (1,351)
          Deferred tax asset, net ....................    $ 35,055     $ 29,028



The reduction in the valuation allowance of $15,385,000 during the year ended December 31, 1995 included $1,149,000 related to the expiration of U.S. capital loss carryforwards as well as $12,425,000 related to the recognition of tax benefits which arose prior to the 1988 quasi-reorganization (see below). The Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 1995 will be fully realized.

At December 31, 1995, the Company has U.S. net operating loss carryforwards and capital loss carryforwards as follows:


                                                                        Operating         Capital
       Year of Expiration                                                Losses           Losses
            1996.................................................        $15,854           $1,254
            1997.................................................         23,820            ---
            1998.................................................         45,290            ---
            1999.................................................         ---               ---
            2000.................................................          5,318            ---
            2001.................................................          5,397            ---
            2002.................................................          9,133            ---
         Thereafter..............................................         11,223            ---

                                                                        $116,035          $1,254



The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1995 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


If the original guidance in SAB 86 had been applied, the Company's net income for the years ended December 31, 1995, 1994 and 1993 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $12,425,000 ($.20 per share) in 1995, $10,326,000 ($.18 per share) in 1994, and $11,898,000 ($.24 per share) in 1993.

9.  OPERATING LEASE COMMITMENTS


The Company leases office facilities and various equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1995 are as follows:


            1996.............................                        $ 2,895
            1997.............................                          2,029
            1998.............................                          1,327
            1999.............................                            688
            2000.............................                            372
            Thereafter......................                             205
                                                                      $7,516

Rent expense for continuing operations amounted to $2,184,000, $1,254,000 and $923,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

10. EMPLOYEE BENEFIT PLANS

  (A) POSTRETIREMENT HEALTH CARE BENEFITS

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company's policy is to fund benefits as they become due.

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services.

The accumulated amortization of an initial obligation of approximately $1.0 million related to an acquisition in 1992 being amortized over twenty years was $151,000 at December 31, 1995.

The Company's accumulated postretirement benefit obligation at December 31, 1995 and 1994 relate to:


                                                            1995            1994

Retirees .........................................         $  532         $  387
Fully eligible plan participants .................            379            331
Other active plan participants ...................            607            248
                                                           $1,518         $  966

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


Net postretirement benefit cost for the years ended December 31, 1995, 1994 and 1993 consist of the following components:

                                                                   1995     1994    1993

Service cost ..................................................   $ 105    $  84   $  68
Interest cost on accumulated postretirement benefit obligation.      84       87      88
Amortization of gain ..........................................     (17)    --      --
Amortization of transition obligation .........................      51       51      51

                                                                  $ 223    $ 222   $ 207


The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1995 was 12% for 1996, decreasing linearly each successive year until it reaches 4.75% in 2003, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 and the 1995 net postretirement health care cost by approximately 14.6% and 13.4%, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1995 and December 31, 1994 was 7.25% and 8%, respectively.

 (B) DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans attributable to continuing operations amounted to approximately $1,830,000, $1,159,000 and $1,051,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

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

 (B) STOCK SPLITS

On December 8, 1995, the Board of Directors of the Company adopted a resolution authorizing a three-for-two split of the Company's common stock, effected in the form of a 50% stock dividend distributed on December 29, 1995 to stockholders of record on December 22, 1995.

On May 24, 1995, the Board of Directors of the Company adopted a resolution authorizing a three-for-two split of the Company's common stock, effected in the form of a 50% stock dividend distributed on June 19, 1995 to stockholders of record on June 5, 1995.

All share and per share amounts have been restated to reflect these stock dividends.

 (C) INCREASE IN COMMON STOCK AUTHORIZED

On December 8, 1995, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation providing for an increase in the number of shares of common stock authorized from 50,000,000 shares to 200,000,000 shares.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


 (D)  STOCK REPURCHASE PLAN

On December 8, 1994, the Board of Directors of the Company adopted a resolution authorizing the repurchase from time-to-time of the Company's common stock not to exceed in the aggregate 1,687,500 shares. The Company repurchased 30,000 shares at a cost of $1.0 million, and 84,375 shares at a cost of $1.3 million (shown as a reduction of common stock and contributed capital) in December 1995 and December 1994, respectively.

 (E) STOCK OPTION PLANS

On May 14, 1991, the Company's stockholders approved the establishment of the 1991 Long-Term Incentive Plan (the "Plan") to promote the long-term financial interests and growth of the Company, reserving 3,847,500 common shares for directors, officers and other key employees of the Company and its subsidiaries. The Plan is administered by a committee of the Board of Directors (the "Committee"). On October 30, 1992, the Company's stockholders approved an amendment to the Plan (i) to increase the number of shares of common stock available for issuance pursuant to awards under the plan from 3,847,500 to 8,100,000; (ii) to permit the Company to sell stock under the Plan at less than fair market value; and (iii) to provide for formula-based awards of stock options to the non-employee directors of the Company based on their years of service. Further, on May 26, 1994, the Company's stockholders approved an amendment to the Plan (i) to change the name to the Long-Term Incentive Plan and
(ii) to increase the number of shares of common stock available for issuance pursuant to awards under the plan from 8,100,000 to 11,475,000 shares.

During 1995, 1994 and 1993, the Committee granted options to purchase 81,000, 60,750 and 60,750 shares of common stock at $43.59, $11.11 and $1.28 per share, respectively, to five directors pursuant to the formula-based award provision of the Plan. In addition, at various dates during 1995, 1994 and 1993, the Committee granted options to purchase in the aggregate 1,547,723, 2,051,663 and 178,875 shares, respectively, of common stock at the fair market value at the date of grant to certain officers and employees. All these options to purchase shares expire ten years from the date of grant.

Since certain options granted in 1993 and 1992 were fully vested immediately and as the exercise price of certain stock options was below the market price at the date of grant, the Company recorded compensation expense for the vested portion of $490,000 and $1,286,000 in 1994 and 1993, respectively, which is included in selling, general and administrative expenses.

Activity and price information regarding the Plan is summarized as follows:


                                                     Price
                                    Shares           Range

Outstanding, December 31, 1992    6,724,559    $ 1.27---$2.47
Granted ......................      239,625      1.28---11.11
Exercised ....................   (1,429,983)      1.28---2.47
Canceled .....................     (253,125)         1.27

Outstanding, December 31, 1993    5,281,076      1.27---11.11
Granted ......................    2,112,413     11.11---17.26
Exercised ....................   (1,989,646)     1.27---12.74
Canceled .....................      (33,750)        12.74

Outstanding, December 31, 1994    5,370,093      1.27---17.26
Granted ......................    1,628,723     16.72---47.67
Exercised ....................   (2,180,558)     1.27---28.22
Canceled .....................      (20,814)    12.74---22.44

Outstanding, December 31, 1995    4,797,444    $1.27---$47.67


Of the outstanding options at December 31, 1995, 3,158,624 are currently exercisable.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


On June 23, 1987, the Company's stockholders approved the establishment of the 1987 Stock Option Plan (the "1987 Plan"), reserving 3,847,500 common shares for directors, officers and other key employees of the Company and its subsidiaries. The 1987 Plan is also administered by the Committee. Effective July 15, 1992, the Board of Directors amended the 1987 Plan to reduce the number of shares reserved to 1,751,625. All options granted under the 1987 Plan expire ten years from the date of grant.

Activity and price information regarding the Plan is summarized as follows:


                                                   Price
                                    Shares         Range
 Outstanding, December 31, 1992    1,690,875    $1.02---$1.27
 Exercised ....................     (779,605)   1.02--- 1.27
 Outstanding, December 31, 1993      911,270    1.04--- 1.26
 Exercised ....................     (256,500)   1.04--- 1.26
Canceled ......................          (20)           1.26
Outstanding, December 31, 1994       654,750    1.04--- 1.26
 Exercised ....................     (459,000)   1.17--- 1.26
 Outstanding, December 31, 1995      195,750    $1.04---$1.26

All outstanding options at December 31, 1995 are currently exercisable.

In connection with the April 25, 1995 acquisition of MUX, the Company agreed to issue 502,206 shares of its common stock upon the exercise of certain outstanding options which had previously been granted by MUX to certain of its employees (the "MUX Options").

Activity and price information regarding the MUX Options is summarized as follows:


                                                 Price
                                   Shares        Range

Outstanding, April 25, 1995 ..    502,206    $1.84---$6.60
Exercised ....................   (188,084)   1.84---  6.60
Outstanding, December 31, 1995    314,122    $1.98---$6.60


All outstanding options at December 31, 1995 are currently exercisable.

Contributed capital was increased $26.4 million, $ 9.7 million and $4.6 million in 1995 and 1994 and 1993, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

 (F) EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1993, the Company established the Glenayre Technologies, Inc. Employee Stock Purchase Plan (the "ESP Plan") reserving 506,250 shares of common stock. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)



All permanent full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six month period beginning every January 1 and July 1. The price for common stock offered under the ESP Plan for each six-month period is equal to 90% of the average market price of the common stock for the five trading days prior to the first day of the six-month period. For the January 1, 1996 to June 30, 1996 period, the stock purchase price will be $37.07. As of December 31, 1995, 109,489 shares had been issued at a purchase price range of $5.60 to $15.27 with 396,761 shares reserved under the ESP Plan. Additionally, in January 1996, 33,122 shares at a purchase price of $29.37 were issued.


 (G) INCOME PER COMMON SHARE

Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options, which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock.

The number of shares used to compute primary per share data for the years ended December 31, 1995, 1994 and 1993 was 62,479,480; 58,703,468; and 49,399,106,
respectively.

For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on December 31, 1995,1994 and 1993 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the years ended December 31, 1995, 1994 and 1993 was 62,813,289; 58,791,720; and 49,879,503, respectively.

12. EXTRAORDINARY ITEM

During 1993, the Company paid off all bank debt incurred in connection with an acquisition and wrote off the entire remaining balance of debt issuance costs of approximately $2.7 million, resulting in an extraordinary loss of $1.7 million after income tax benefit.

13.  CONTINGENCIES

The Company is currently involved in various disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
       (tabular amounts in thousands of dollars except per share amounts)


14. LINE OF BUSINESS AND OPERATIONS BY GEOGRAPHIC AREAS

The Company's continuing operations involve one business segment: the manufacture and sale of telecommunications equipment and related software used by service providers and other wireless personal communications markets. The Company markets and services its products in the United States, Canada and other foreign countries through its own direct sales organization or outside distributors and agents. Information about the Company's operations in different geographic areas at December 31, 1995, 1994 and 1993, and for the years then ended, is presented below:

                                                                                     1995         1994          1993
           NET SALES:
              United States.................................................         $321,184      $171,780   $134,562
              Canada........................................................           82,892        42,354     39,272
              Other countries...............................................            8,761         5,294      2,916
              Eliminations..................................................         (91,433)       (47,321)   (40,611)
                                                                                    $321,404       $172,107   $136,139


Net sales include intergeographic sales ($65,703,000 in Canada during 1995; $30,925,000 in Canada during 1994; and $1,613,000 in the U.S. and $21,197,000 in
Canada during 1993) and intergeographic service revenues ($17,189,000 in Canada and $8,541,000 in other countries during 1995; $11,429,000 in Canada and $4,967,000 in other countries during 1994; $2,855,000 in the U.S., $12,126,000 in Canada and $2,820,000 in other countries during 1993) which have been eliminated in consolidation. Net sales and service revenues between geographic areas are generally priced to recover cost plus an appropriate markup for profit. Sales to one customer amounted to approximately 16% and 13% of sales for 1995 and 1994, respectively. Sales to two customers amounted to approximately 10% each of sales for 1993. Export sales from the U.S. to unaffiliated customers were approximately $113,853,000 in 1995 which includes sales of approximately $16,930,000 to the Middle East, $54,705,000 to the Pacific Rim and $17,793,000
to Europe. Export sales from the U.S. to unaffiliated customers were approximately $56,868,000 in 1994, which includes sales of approximately $612,000 to the Middle East, $38,895,000 to the Pacific Rim and $8,306,000 to Europe. Export sales from the U.S. to unaffiliated customers were approximately $50,865,000 in 1993, which includes sales of approximately $4,252,000 to the Middle East and $38,585,000 to the Pacific Rim.



                                                             1995         1994         1993
OPERATING PROFIT:
   United States .......................................   $  83,245   $  36,564    $  28,885
   Canada ..............................................      13,348       5,560        4,353
   Other countries .....................................         774         828          143
                                                              97,367      42,952       33,381
  Corporate, interest and other income (expenses)
      and eliminations .................................       4,378      (2,657)      (9,220)
   Income from continuing operations before income taxes
      and extraordinary item ...........................   $ 101,745   $  40,295    $  24,161

 IDENTIFIABLE ASSETS:
   United States .......................................   $ 350,860   $ 174,538    $ 150,362
   Canada ..............................................      39,940      18,078       17,617
   Other countries .....................................       2,813       1,200        1,460
   Geographic totals ...................................     393,613     193,816      169,439
   General corporate assets ............................      53,967      91,145       58,805
   Total assets ........................................   $ 447,580   $ 284,961    $ 228,244

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED QUARTERLY FINANCIAL DATA
       (tabular amounts in thousands of dollars except per share amounts)


15. RELATED PARTY TRANSACTION

During each of the years 1994 and 1993, the Company paid $200,000 (included in selling, general and administrative expense) for various financial advisory services from an investment management firm, two of the principals of which serve on the Board of Directors of the Company.

16. CONCENTRATIONS OF CREDIT RISK

The Company maintains cash and cash equivalents and short-term investments with various financial institutions. These financial institutions are large diversified entities with operations throughout the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Concentrations of credit risk with respect to trade notes and accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1995 the Company's receivables are all concentrated in the telecommunications industry. Notes receivable are from customers located in the U.S. and Pacific Rim with approximately 50% of the December 31, 1995 balance receivable from a single U.S. customer. Principally all notes receivable are secured by the related equipment.

17. INTERIM FINANCIAL DATA--UNAUDITED


                                                       Quarters ended
                                     March 31      June 30      Sept. 30      Dec. 31
1995
Net sales .......................   $   59,862   $   74,979   $   88,104   $   98,459
Income from continuing operations       13,782       18,223       21,061       23,382
Net income ......................       13,782       18,223       21,061       23,382
Primary Income per common share:
  Continuing operations .........         0.23         0.29         0.33         0.37
  Net income ....................         0.23         0.29         0.33         0.37
Fully diluted per common share:
  Continuing Operations .........         0.23         0.29         0.33         0.37
  Net income ....................         0.23         0.29         0.33         0.37

1994
Net sales .......................   $   38,446   $   41,453   $   43,892   $   48,316
Income from continuing operations        7,341        7,725        8,385        9,644
Net income ......................        7,504        7,950        8,385        9,644
Primary income per common share:
  Continuing operations .........         0.13         0.13         0.14         0.16
  Net income ....................         0.13         0.14         0.14         0.16
Fully diluted per common share:
  Continuing operations .........         0.13         0.13         0.14         0.16
  Net income ....................         0.13         0.14         0.14         0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


Deloitte & Touche LLP served as the Company's independent auditors for the years ended December 31, 1994 and 1993 and for prior years. On April 7, 1995, the Company replaced Deloitte & Touche LLP with Ernst & Young LLP as its independent auditors for the year ending December 31, 1995. This change in independent auditors, effective April 7, 1995, was recommended by the Audit Committee of the Company's Board of Directors, approved by the Board of Directors on April 4, 1995 and ratified by the stockholders on May 24, 1995.

Deloitte & Touche LLP's reports on the consolidated financial statements of the Company for the years ended December 31, 1994 and 1993 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Also, during the conduct of the 1994 and 1993 audits (i) there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure for which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused them to make reference to the subject matter of the disagreements in their independent auditors' reports, and (ii) no "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred.




                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements," "COMPENSATION--Compensation Committee Interlocks and Insider Participation," and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


(i) Financial Statements                                                                               Page
  Report of Ernst & Young LLP Independent Auditors.................................................     21
  Report of Deloitte & Touche LLP Independent Auditors.............................................     22
  Consolidated Balance Sheets at December 31, 1995 and 1994........................................     23
  Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993...........     24
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995,
   1994 and 1993...................................................................................     25
  Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.......     26
  Notes to Consolidated Financial Statements.......................................................     28

(ii) Supplemental Schedule:

  (For the years ended December 31, 1995, 1994 and 1993)
  Schedule II - Valuation and Qualifying Accounts...................................................    47

All other schedules are omitted because they are not applicable or not required.

B.     REPORTS ON FORM 8-K

       There were no reports on Form 8-K for the three months ended December 31, 1995.

C.  EXHIBITS

Exhibit
Number                                Description


2.1 Purchase and Sale Agreement dated as of July 16, 1992 among Glenayre Electronics Ltd. ("GEL"), as Seller and N-W Group, Inc. ("N-W"), Nu-West, Inc. ("Nu-West") and N-W Group Canada Inc. ("N-W Canada"), as Purchasers, was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 27, 1992 and is incorporated herein by reference.

2.2 Amendment to Purchase and Sale Agreement, dated November 10, 1992, among GEL, N-W, Nu-West, Glenayre Manufacturing, Ltd. (formerly called N-W Canada) ("Manufacturing"), and Glenayre R & D, Inc. ("R&D") was filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

2.3 Second Amendment to Purchase and Sale Agreement, dated September 21, 1995, among GEL, N-W, Nu-West, Manufacturing, and R&D, is filed herewith.

3.1 Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 is filed herewith.

3.2 Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4 Pursuant to Item 601(4)(iii) of Regulation S-K, an Indenture, dated September 15, 1981, between Hallcraft Homes, Inc. and U.S. Trust Company of New York, and Supplemental Indentures, dated April 30, 1987 and March 11, 1983, are not filed as exhibits to Annual Report on Form 10-K. The Company hereby agrees to furnish a copy of such instrument to the Commission upon request.

10.1 Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.*

10.2 Stock option agreement, dated December 3, 1990, between the Company and Clarke H. Bailey which, in part, amends the Employment Agreement, dated December 31, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.3 First Amendment, dated April 15, 1994, to the Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.4 Amendment Agreement, dated February 1, 1995, which in part, amends the Employment Agreement dated December 3, 1990 and the Stock Option agreement dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.5 Employment Agreement, dated November 10, 1992, between N-W and Ramon D. Ardizzone was filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.6 Amendment, dated March 9, 1995, to the Employment Agreement dated November 10, 1992 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.7 Employment Agreement, dated June 21, 1995, between the Company and Ramon D. Ardizzone was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference.*

10.8 Amendment, dated December 8, 1995, to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone is filed herewith.*

10.9 Executive Severance Benefit Agreement, dated February 1, 1995, between the Company and Stan Ciepcielinski (the "Ciepcielinski Agreement") was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference. Executive Severance Benefit Agreements, dated February 1, 1995 between the Company and individually with Russ K. Allen, Kenneth
         C. Thompson, and Gary B. Smith are identical, in all material respects, with the Ciepcielinski Agreement and are not filed as exhibits. *

10.10 ET Securities Agreement, dated November 10, 1992, between N-W and seven senior employees of the Company was filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.11 First Amendment to ET Securities Agreement, dated December 29, 1992, between the Company and seven senior employees of the Company was filed as Exhibit 25(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.*

10.12 Second Amendment to ET Securities Agreement, dated March 17, 1994, between the Company and seven senior employees of the Company was filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.13 Third Amendment to ET Securities Agreement, dated March 9, 1995, between the Company and seven senior employees of the Company was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.14 ET Securities Agreement Releases dated as of June 21, 1994 and August 31, 1994 was filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.*

10.15 Glenayre Management By Objective Plan for the year ended December 31, 1994 was filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.16 Glenayre Management By Objective Plan for the year ended December 31, 1995 was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.17 Glenayre Management By Objective Plan for the year ended December 31, 1996 is filed herewith.*

10.18 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.

10.19 N-W 1987 Stock Option Plan (conformed to incorporate first amendment effective as of January 12, 1990, second amendment effective as of May 1, 1991 and third amendment effective as of July 15, 1992) was filed as
         Exhibit 10(v) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

10.20 Investment Advisory Agreement, dated October 7, 1988, between Nu-West, Inc. and Cramer Rosenthal McGlynn, Inc. was filed as Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

11       Computation of Earnings per Common Share is filed herewith.

21       Subsidiaries of the Company is filed herewith.

23.1     Consent of Ernst & Young LLP is filed herewith.

23.2     Consent of Deloitte & Touche LLP is filed herewith.

27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)


*Management Contract

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)



Column A                                   Column B                 Column C                Column D        Column E
                                                                    Additions
                                          Balance at      Charged to       Charged to                      Balance at
                                           Beginning       Costs and          Other                          End of
              Description                  of Period       Expenses         Accounts       Deductions        Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS ON
ACCOUNTS AND NOTES RECEIVABLE:
   Year ended December 31, 1995             $ 3,148           $   505          $  483      $      64         $  4,072
   Year ended December 31, 1994               2,499               129             603             83            3,148
   Year ended December 31, 1993               1,560               640             956(1)         657(2)         2,499

VALUATION ALLOWANCE ON
    NOTES RECEIVABLE - FAIR
MARKET VALUE  ADJUSTMENT:
   Year ended December 31, 1995                 442              (48)             ---            ---              394
   Year ended December 31, 1994                 ---               442             ---            ---              442
   Year ended December 31, 1993                 ---               ---             ---            ---              ---

VALUATION ALLOWANCE ON
   INVENTORIES:
   Year ended December 31, 1995               3,153             2,270            (611)           107            4,705
   Year ended December 31, 1994               1,481             2,687             ---          1,015(5)         3,153
   Year ended December 31, 1993                 ---             1,622             ---            141            1,481

VALUATION ALLOWANCE ON REAL
   ESTATE HELD FOR SALE:
   Year ended December 31, 1995                 ---               ---             ---            ---              ---
   Year ended December 31, 1994              19,657               ---          (1,844)(4)     17,813(3)           ---
   Year ended December 31, 1993              19,503               ---             448            294           19,657



(1) Previously established reserves reclassified from accrued liabilities.
(2) Includes amounts written off ($139) and amounts related to discontinued operations ($518).
(3) Reduction on real estate assets sold.
(4) Previously established reserves reclassified to accrued liabilities.
(5) Includes amounts written off ($700) or revalued ($315).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1996.


                                  GLENAYRE TECHNOLOGIES, INC.


                                  By  /s/ Ramon D. Ardizzone
                                    Ramon D. Ardizzone
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                    AND DIRECTOR




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 1996:



 /s/ Gerald B. Cramer                                /s/ Barry W. Gray
Gerald B. Cramer                                    Barry W. Gray
CHAIRMAN OF THE BOARD AND DIRECTOR                  DIRECTOR


 /s/ Clarke H. Bailey                                /s/ Thomas C. Israel
Clarke H. Bailey                                    Thomas C. Israel
VICE CHAIRMAN AND DIRECTOR                          DIRECTOR


 /s/ John J. Hurley
John J. Hurley
VICE CHAIRMAN
AND DIRECTOR


 /s/ Ramon D. Ardizzone                               /s/ Edward J. Rosenthal
Ramon D. Ardizzone                                   Edward J. Rosenthal
PRESIDENT, CHIEF EXECUTIVE OFFICER                   DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER),
AND DIRECTOR


 /s/ Stan Ciepcielinski                               /s/ Thomas E. Skidmore
Stan Ciepcielinski                                   Thomas E. Skidmore
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER    DIRECTOR
(PRINCIPAL FINANCIAL OFFICER),
SECRETARY AND TREASURER


 /s/ Billy C. Layton
Billy C. Layton
VICE PRESIDENT,
CONTROLLER, AND CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)

                                  EXHIBIT INDEX
Exhibit
Number                                Description

2.1 Purchase and Sale Agreement dated as of July 16, 1992 among Glenayre Electronics Ltd. ("GEL"), as Seller and N-W Group, Inc. ("N-W"), Nu-West, Inc. ("Nu-West") and N-W Group Canada Inc. ("N-W Canada"), as Purchasers, was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed on July 27, 1992 and is incorporated herein by reference.

2.2 Amendment to Purchase and Sale Agreement, dated November 10, 1992, among GEL, N-W, Nu-West, Glenayre Manufacturing, Ltd. (formerly called N-W Canada) ("Manufacturing"), and Glenayre R & D, Inc. ("R&D") was filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

2.3 Second Amendment to Purchase and Sale Agreement, dated September 21, 1995, among GEL, N-W, Nu-West, Manufacturing, and R&D, is filed herewith.

3.1 Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 is filed herewith.

3.2 Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4 Pursuant to Item 601(4)(iii) of Regulation S-K, an Indenture, dated September 15, 1981, between Hallcraft Homes, Inc. and U.S. Trust Company of New York, and Supplemental Indentures, dated April 30, 1987 and March 11, 1983, are not filed as exhibits to Annual Report on Form 10-K. The Company hereby agrees to furnish a copy of such instrument to the Commission upon request.

10.1 Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.*

10.2 Stock option agreement, dated December 3, 1990, between the Company and Clarke H. Bailey which, in part, amends the Employment Agreement, dated December 31, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.3 First Amendment, dated April 15, 1994, to the Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.4 Amendment Agreement, dated February 1, 1995, which in part, amends the Employment Agreement dated December 3, 1990 and the Stock Option agreement dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.5 Employment Agreement, dated November 10, 1992, between N-W and Ramon D. Ardizzone was filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.6 Amendment, dated March 9, 1995, to the Employment Agreement dated November 10, 1992 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.7 Employment Agreement, dated June 21, 1995, between the Company and Ramon D. Ardizzone was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference.*

10.8 Amendment, dated December 8, 1995, to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone is filed herewith.*

10.9 Executive Severance Benefit Agreement, dated February 1, 1995, between the Company and Stan Ciepcielinski (the "Ciepcielinski Agreement") was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference. Executive Severance Benefit Agreements, dated February 1, 1995 between the Company and individually with Russ K. Allen, Kenneth
         C. Thompson, and Gary B. Smith are identical, in all material respects, with the Ciepcielinski Agreement and are not filed as exhibits. *

10.10 ET Securities Agreement, dated November 10, 1992, between N-W and seven senior employees of the Company was filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.11 First Amendment to ET Securities Agreement, dated December 29, 1992, between the Company and seven senior employees of the Company was filed as Exhibit 25(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.*

10.12 Second Amendment to ET Securities Agreement, dated March 17, 1994, between the Company and seven senior employees of the Company was filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.13 Third Amendment to ET Securities Agreement, dated March 9, 1995, between the Company and seven senior employees of the Company was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.14 ET Securities Agreement Releases dated as of June 21, 1994 and August 31, 1994 was filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.*

10.15 Glenayre Management By Objective Plan for the year ended December 31, 1994 was filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.16 Glenayre Management By Objective Plan for the year ended December 31, 1995 was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.17 Glenayre Management By Objective Plan for the year ended December 31, 1996 is filed herewith.*

10.18 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.

10.19 N-W 1987 Stock Option Plan (conformed to incorporate first amendment effective as of January 12, 1990, second amendment effective as of May 1, 1991 and third amendment effective as of July 15, 1992) was filed as
         Exhibit 10(v) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.

10.20 Investment Advisory Agreement, dated October 7, 1988, between Nu-West, Inc. and Cramer Rosenthal McGlynn, Inc. was filed as Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

11       Computation of Earnings per Common Share is filed herewith.

21       Subsidiaries of the Company is filed herewith.

23.1     Consent of Ernst & Young LLP is filed herewith.

23.2     Consent of Deloitte & Touche LLP is filed herewith.

27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)


*Management Contract