Form 10-Q
period 1996-03-31
GLENAYRE TECHNOLOGIES INC
filed 1996-04-23
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1996

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       For the transition period from __________________ to __________________




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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The  number  of  shares   outstanding  of  the  Registrant's  common stock,  par
value $.02 per share, at April 22, 1996 was 60,614,422 shares.

                           GLENAYRE TECHNOLOGIES, INC.

                                      INDEX




Part I - Financial Information:

         Item 1.  Financial Statements                                                                   Page

                  Independent Accountants' Review Report...................................................3

                  Condensed Consolidated Balance Sheets as of March 31,
                      1996 (Unaudited) and December 31, 1995...............................................4

                  Condensed Consolidated Statements of Income for the three
                      months ended March 31, 1996 and 1995 (Unaudited).....................................5

                  Condensed Consolidated Statement of Stockholders' Equity for
                      the three months ended March 31, 1996 (Unaudited)....................................6

                  Condensed Consolidated Statement of Cash Flows for the
                      three months ended March 31, 1996 and 1995 (Unaudited)...............................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited).........................8


         Item 2.  Management's Discussion and Analysis of  Financial
                     Condition and Results of Operations..................................................10

Part II - Other Information:

         Item 6.  Exhibits and Reports on Form 8-K........................................................12


Independent Accountants' Review Report

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, lnc. and subsidiaries as of March 31, 1996, and the related condensed consolidated statement of income, the condensed consolidated statement of stockholders' equity and the condensed consolidated statement of cash flows for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed consolidated balance sheet of Glenayre
Technologies, Inc. and subsidiaries as of March 31, 1995 and the related condensed consolidated statement of income, the condensed consolidated statement of stockholders' equity and the condensed consolidated statement of cash flows for the three-month period ended March 31, 1995.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements at March 31, 1996, and for the three month period then ended for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                    Ernst & Young LLP
Charlotte North Carolina
April 18, 1996

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)


                                                                              March 31, 1996        December 31, 1995
 ASSETS                                                                         (Unaudited)
Current Assets:
    Cash and cash equivalents..........................................           $ 78,669               $ 70,600
    Short-term investments.............................................             54,038                 44,054
    Accounts receivable, net...........................................             89,787                 89,265
    Trade notes receivable, current....................................              8,295                  7,960
    Inventories .......................................................             54,453                 50,045
    Deferred income taxes..............................................             14,054                  7,568
    Prepaid expenses and other current assets..........................              5,428                  7,189
                                                                                   -------                -------
      Total current assets.............................................            304,724                276,681
 Trade notes receivable................................................             13,613                 14,973
 Property, plant and equipment, net....................................             49,904                 47,920
 Goodwill..............................................................             79,385                 80,240
 Deferred income taxes.................................................             20,828                 27,487
 Other assets  ........................................................                460                    279
                                                                                  --------                -------
 TOTAL ASSETS                                                                     $468,914               $447,580
                                                                                  ========               ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable....................................................           $ 14,441               $ 15,709
   Accrued liabilities.................................................             32,714                 36,162
   Other current liabilities...........................................              1,324                  1,323
                                                                                  --------               --------
     Total current liabilities.........................................             48,479                 53,194
 Other liabilities.....................................................              3,654                  3,692
 Stockholders' Equity:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding.......................               --                      --
   Common stock, $.02 par value; authorized 200,000,000 shares;
    outstanding:  March 31, 1996 - 60,614,422 shares;
     December 31, 1995 - 60,044,752 shares.............................              1,212                  1,201
   Contributed capital.................................................            307,859                297,017
   Retained earnings ..................................................            107,710                 92,476
                                                                                  --------               --------
     Total stockholders' equity........................................            416,781                390,694
                                                                                  --------               --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................           $468,914               $447,580
                                                                                  ========               ========


                  Note: The balance  sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to condensed consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                            --------------------------
                                                                                1996            1995
                                                                            ----------        --------
 NET SALES                                                                    $89,378          $59,862
                                                                             --------          -------
 COSTS AND EXPENSES:
      Cost of sales..................................................          39,767           25,859
      Selling, general and administrative expense....................          18,014           11,951
      Research and development expense ..............................           6,353            4,699
      Depreciation and amortization expense..........................           3,096            1,592
                                                                              -------          -------
      Total costs and expenses.......................................          67,230           44,101
                                                                              -------          -------
 INCOME FROM OPERATIONS..............................................          22,148           15,761
                                                                              -------          -------
 OTHER INCOME (EXPENSES):
      Interest income................................................           2,279            1,981
      Interest expense...............................................             (53)             (45)
      Other, net ....................................................              20              (27)
                                                                              -------          -------
      Total other income (expenses), net.............................           2,246            1,909
                                                                              -------          -------
 INCOME BEFORE INCOME TAXES .........................................          24,394           17,670
 PROVISION FOR INCOME TAXES .........................................           7,318            3,888
                                                                              -------          -------
 NET INCOME..........................................................         $17,076          $13,782
                                                                              =======          =======
 NET INCOME PER COMMON SHARE - PRIMARY...............................         $   .27          $   .23
                                                                              =======          =======
 NET INCOME PER COMMON SHARE - FULLY DILUTED.........................         $   .27          $   .23
                                                                              =======          =======


                See notes to condensed consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                       Total
                                             Common Stock        Contributed     Retained       Stockholders'
                                          Shares      Amount        Capital       Earnings          Equity

Balances, December 31, 1995..........     60,045      $1,201       $297,017       $92,476         $390,694

   Net income...........................                                           17,076           17,076

   Stock options exercised..............     644          13          5,286                          5,299

   Utilization of net operating
     loss carryforwards ................                              1,842        (1,842)            ---

   Tax benefit of stock options
      exercised.........................                              6,141                          6,141

   Repurchase of common stock...........    (75)          (2)        (2,427)                        (2,429)
                                         ------       ------       --------        -------         -------
   Balances, March 31, 1996............. 60,614       $1,212       $307,859       $107,710        $416,781
                                         ======       ======       ========       ========        ========


                      See notes to condensed consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                                      1996                  1995
        NET CASH PROVIDED BY OPERATING ACTIVITIES...........................        $19,416                $ 6,556
                                                                                    -------                -------

        CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of equipment.............................................          (4,269)                (3,848)
        Proceeds from sale of equipment....................................              19                     14
        Net proceeds from 1993 sale of interest in oil and gas pipeline
          construction business............................................           ---                    3,600

        Maturities of short-term investments...............................           29,394                 29,465
        Purchases of short-term investments................................          (39,378)               (29,294)
                                                                                     -------                -------
        NET CASH USED IN INVESTING ACTIVITIES..............................          (14,234)                   (63)
                                                                                     -------                -------


        CASH FLOWS FROM FINANCING ACTIVITIES:
        Changes in other liabilities.......................................              (44)                   (15)
        Issuance of common stock...........................................            5,360                  1,826
        Common stock repurchases...........................................           (2,429)                  ---
                                                                                     -------                -------
        NET CASH PROVIDED BY FINANCING ACTIVITIES..........................            2,887                  1,811
                                                                                     -------                -------
        NET INCREASE IN CASH AND CASH  EQUIVALENTS.........................            8,069                  8,304

        CASH AND CASH EQUIVALENTS AT
          BEGINNING OF PERIOD..............................................           70,600                 52,043
                                                                                     -------                -------
        CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................          $78,669                $60,347
                                                                                     =======                =======

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW
           INFORMATION:
        Cash paid during the period for:
           Interest........................................................          $    41                $    39
           Income taxes....................................................            2,337                    412





                    See notes to condensed consolidated financial statements.








                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

In April 1995,  the  Company  completed  the  acquisition  of Western  Multiplex
Corporation ("MUX"). The operating results of MUX are included in the operating results of the Company since the acquisition date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

1.       INVENTORIES

                                                  March 31,        December 31,
         Inventories consist of:                    1996              1995
                                                  --------         -----------
         Raw materials                            $34,045            $30,191

         Work-in-process:
            Uncompleted contracts                     290                604
            Other                                   8,381              7,743
         Finished goods                            11,737             11,507
                                                  -------            -------
                                                  $54,453            $50,045
                                                  =======            =======


2.     GOODWILL

       Goodwill is shown net of accumulated amortization of $9.8 million and $8.9 million at March 31, 1996 and December 31, 1995, respectively.

3.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                      Three Months Ended
                                                             March 31,
                                                     --------------------
                                                     1996            1995
                                                     ----            ----
       Income tax provision at U.S. statutory
         rate....................................   $8,538          $6,184
         Reduction in valuation
         allowance...............................   (1,842)         (3,195)
         Foreign taxes at rates other than U.S.
            statutory rate.......................     (238)            132
         State taxes (net of federal benefit)....      793             574
         Non-deductible goodwill amortization....      300             193
         U.S. research and experimentation
            credits..............................     (233)           ---
                                                    ------          ------
         Income tax provision....................   $7,318          $3,888
                                                    ======          ======





       Subsequent to the quasi-reorganization  completed on February 1, 1988, as described in Note 4, the benefits derived from the utilization of tax net operating loss  carryforwards are reported in the statement of operations in the year such tax benefits are  realized  and then  reclassified  from retained  earnings  to  contributed  capital.  The  Company  adopted  the accounting  method  for  utilization  of  these  tax net  operating  loss carryforwards  outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange  Commission ("SEC") released Staff Accounting
       Bulletin No. 86 ("SAB 86") which set forth the SEC staff's  position with respect  to this  accounting  treatment.  According  to the  SEC  staff's interpretation  of Statement of Financial  Accounting  Standards  No. 96,
       "Accounting for Income Taxes," contained in SAB 86, realized tax benefits
       should  be  reported  as  a  direct  addition  to  contributed   capital.
       Subsequently,  the Company  consulted  with the SEC staff and  determined that the SEC staff  would not object to the  accounting  method  outlined above for companies  which had adopted such  accounting  methods prior to the issuance of SAB 86.

       If the original guidance in SAB 86 had been applied, the Company's net income for the three months ended March 31, 1996 and 1995 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $1.8 million ($.03 per share) and $3.2 million ($.05 per share) for the three months ended March 31, 1996 and 1995, respectively.

       The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 1996 will be fully realized.


4.     STOCKHOLDERS' EQUITY

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

       (B) STOCK REPURCHASE

       Pursuant to a stock repurchase plan approved in 1994 by the Board of Directors, the Company repurchased 75,000 shares of its common stock at a cost of $2.4 million (shown as a reduction of common stock and contributed capital) in March 1996.

       (C)  INCOME PER COMMON SHARE

       Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the three-month periods ended
       March 31, 1996 and 1995 was 63,727,518 and 59,921,939, respectively.

       For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on March 31, 1996 and 1995 or the average market prices during the periods such options were outstanding.
       For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the three-month periods ended March 31, 1996 and 1995 was 63,734,640 and 60,002,791, respectively.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS


BACKGROUND

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either (i) Wireless Messaging (paging and narrow band personal communication service ("NPCS") products), or (ii) Voice and Data
Technologies (voice messaging, microwave communication and radio telephone products) categories. Additionally, Glenayre provides service and support to its products. In April 1995, the Company completed the acquisition of Western
Multiplex Corporation ("MUX"). The operating results of MUX are included in the operating results of the Company since the acquisition date.

The  following  discussion  should  be read in  conjunction  with the  Company's
Condensed Consolidated Financial Statements and related Notes.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1995

NET SALES

Net sales for the three months ended March 31, 1996  increased to $89.4  million from net sales for the three  months ended March 31, 1995 of $59.9  million,  an increase of $29.5 million,  or 49.3%. Net sales of Wireless  Messaging  products and Voice and Data products for the three months ended March 31, 1996  increased
to   approximately   $71.9   million  and  $9.7  million,   respectively,   from
approximately  $50.6  million  and $4.6  million,  respectively,  for the  prior period. The increase in sales was primarily a result of the sales of new systems and the  continued  expansion  and  upgrading  of  existing  systems  within the
installed  customer  base.  In  the  1996  period,   service  revenue  including
maintenance  contracts,  installation,  project  management and training revenue increased to  approximately  $7.8 million from $4.7 million for the 1995 period.
Sales to a single customer  totaled  approximately  17% and 28% of net sales for the three months ended March 31, 1996 and 1995, respectively.

GROSS PROFIT

Gross profit increased to $49.6 million, or 55.5% of net sales, for the three months ended March 31, 1996, from $34.0 million, or 56.8% of net sales, for the three months ended March 31, 1995. The minimal change in the gross profit margin percentage is due to a change in the mix in products shipped and the increase in fixed manufacturing costs incurred as additional manufacturing capacity was brought on line during the latter half of 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $18.0 million, or 20.1% of net sales, for the three months ended March 31, 1996, from $12.0 million, or 20.0% of net sales, for the three months ended March 31, 1995. The $6.0 million increase primarily resulted from (i) increased selling and marketing expenses for additional sales personnel including new international sales offices and associated travel and support costs and (ii) for additional administrative expense in the 1996 period.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $6.4 million, or 7.1% of net sales, for the three months ended March 31, 1996, from $4.7 million, or 7.8% of net sales, for the three months ended March 31, 1995, an increase of $1.7 million, or 35.2%. The increase of $1.7 million was primarily a result of additional personnel and component materials to work on product development (including NPCS and wireline extender products) and enhancements to existing products. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.






DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $3.1 million for the three months ended March 31, 1996 from $1.6 million for the three months ended March
31, 1995. The increase is primarily attributable to (i) the significant purchases of plant and equipment during the calendar year 1995 and (ii) goodwill related to the acquisition of MUX in April 1995.

INTEREST INCOME, NET

The Company  realized net  interest  income of $2.2 million for the three months ended March 31, 1996  compared to net interest  income  realized of $1.9 million
for  the  three  months  ended  March  31,  1995.   The  increase  is  primarily
attributable  to  higher  average  balances  in cash  and cash  equivalents  and short-term investments.

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 30.0% for the three months ended
March 31, 1996 and 22.0% for the three months ended March 31, 1995 is primarily the result of the utilization of the Company's net operating losses ("NOLs") and the application of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 30.0% in 1996 and 22.0% in 1995 is primarily the result of a variance between the 1996 and 1995 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 3 to the Condensed Consolidated
Financial Statements.




FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at March 31, 1996 was $256.2 million, including cash and cash equivalents and short-term investments of $132.7 million. During the three months ended March 31, 1996, the Company received cash of $5.4 million from the exercise of stock options. Additionally, during the three months ended
March 31, 1996, the Company spent $4.3 million for capital expenditures. These expenditures were necessary in order to provide the equipment and capacity to meet the growth of the business. In April 1996, the Company completed negotiations to build a 75,000 square foot facility in Atlanta, Georgia to replace the current leased Atlanta facilities used for sales, service, research and development, and training. The full cost of building the new facility, approximately $6.5 million, is expected to be paid by the Company periodically from April through November 1996.

The Company's cash and cash equivalents consist of high-grade  commercial paper, bank  certificates  of deposit,  U.S.  Treasury bills and notes,  and repurchase agreements  backed by U.S.  Government  securities  with original  maturities of three months or less.  The  Company's  short-term  investments  are comprised of identical types of investments with the exception that their original maturities are greater than three months but do not exceed one year. The Company expects to use its cash, cash  equivalents  and short-term  investments for working capital and other general corporate purposes, including the expansion and development of
its  existing  products  and  markets  and  the  expansion  into   complementary
businesses.

The Company believes that funds generated from operations, together with its current cash reserves and short-term investments, will be sufficient to support the short-term and long-term liquidity requirements for current operations
(including capital expenditures). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.










                           PART II - OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit 11 Computation of earnings per common share for the three-month periods ended March 31, 1996 and 1995.

         Exhibit 15   Letter regarding unaudited interim financial information.

         Exhibit 27   Financial Data Schedule. (Filed in electronic format only.
                      Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities
                      Exchange Act of 1934.)

         Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

     (b) Reports on Form 8-K

         During the three months ended March 31, 1996, the Company filed a Current Report on Form 8-K dated March
         5, 1996. Under Item 5, the Company reported that it issued a press release which announced the possible negative impact on its first quarter 1996 net sales as a result of the licensing freeze imposed by the February 9, 1996 Federal Communications Commission
         Notice of Proposed Rulemaking.










                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     Glenayre Technologies, Inc.
                                   ---------------------------------------------
                                   (Registrant)




                                     /s/ Stanley Ciepcielinski
                                   ---------------------------------------------
                                   Stanley Ciepcielinski
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)




                                     /s/ Billy C. Layton
                                   ---------------------------------------------
                                   Billy C. Layton
                                   Vice President, Controller and
                                   Chief Accounting Officer
                                   (Principal Accounting Officer)


Date:  April 23, 1996








                                   13

