Form 10-Q
period 1996-06-30
GLENAYRE TECHNOLOGIES INC
filed 1996-07-23
CIK 808918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996
                            ------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to
                                             ------------        ------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  ----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                             98-0085742
  ------------------------------------        ------------------------
  (State or Other Jurisdiction of                (I.R.S. Employer
  Incorporation or Organization)                Identification No.)

              5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA 28209
                                  ------------
                (Address of principal executive offices) Zip Code
                                ---------------

                                 (704) 553-0038
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 -------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at July 22, 1996 was 61,321,868 shares.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


                                      INDEX



Part I - Financial Information:

         Item 1.    Financial Statements

                                                                                                               Page

                    Independent Accountant's Review Report........................................................3

                    Condensed Consolidated Balance Sheets as of
                         June 30, 1996 (Unaudited) and December 31, 1995..........................................4

                    Condensed Consolidated Statements of Income for the
                         Six months ended June 30, 1996 and 1995 (Unaudited)......................................5

                    Condensed Consolidated Statements of Income for the
                         Three months ended June 30, 1996 and 1995 (Unaudited)....................................6

                    Condensed Consolidated Statement of Stockholder's Equity
                         For the six months ended June 30, 1996 (Unaudited).......................................7

                    Condensed Consolidated Statements of Cash Flows for the
                         Six months ended June 30, 1996 and 1995 (Unaudited)......................................8

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..............................9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................................12


Part II - Other Information:

         Item 4.    Submission of Matters to a Vote of Security Holders..........................................16

         Item 6.    Exhibits and Reports on Forms 8-K............................................................16


GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income for the three-month periods and six-month periods ended June 30, 1996 and 1995, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1996 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's Management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 31, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                    Ernst & Young LLP

Charlotte, North Carolina
July 19, 1996

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)




                                                                                                   JUNE 30, 1996   DECEMBER 31, 1995
ASSETS                                                                                              (Unaudited)
Current Assets:
     Cash and cash equivalents .............................................................            $116,360            $ 70,600
     Short-term investments ................................................................              63,791              44,054
     Accounts receivable, net ..............................................................              89,837              89,265
     Trade notes receivable, current .......................................................               7,856               7,960
     Inventories ...........................................................................              51,529              50,045
     Deferred income taxes .................................................................               9,216               7,568
     Prepaid expenses and other current assets .............................................               7,298               7,189
                                                                                                        --------            --------
         Total Current Assets ..............................................................             345,887             276,681

Trade notes receivable .....................................................................               9,642              14,973
Property, plant and equipment, net .........................................................              53,742              47,920
Goodwill ...................................................................................              78,531              80,240
Deferred income taxes ......................................................................              24,722              27,487
Other assets ...............................................................................                 522                 279
                                                                                                        --------            --------

         TOTAL ASSETS ......................................................................            $513,046            $447,580
                                                                                                        ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
     Accounts payable ......................................................................            $ 16,877            $ 15,709
     Accrued liabilities ...................................................................              35,775              36,162
     Other current liabilities .............................................................               1,330               1,323
                                                                                                        --------            --------
     Total Current Liabilities .............................................................              53,982              53,194

Other liabilities ..........................................................................               3,831               3,692
Stockholders' Equity:
     Preferred stock, $.01 per value; 5,000,000 shares authorized,
        no shares issued and outstanding ...................................................                --                  --

Common stock, $.02 par value; authorized 200,000,000 shares;
     outstanding:  June 30, 1996 - 61,321,868 shares;
        December 31, 1995 - 60,044,752 shares ..............................................               1,226               1,201
Contributed capital ........................................................................             324,084             297,017
Retained earnings ..........................................................................             129,923              92,476
                                                                                                        --------            --------
     Total stockholders' equity ............................................................             455,233             390,694
                                                                                                        --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................................            $513,046            $447,580

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                        Six Months Ended
                                                            June 30,
                                                  ----------------------------
                                                     1996          1995
                                                  -----------  ---------------
NET SALES ......................................   $ 194,463    $ 134,841
                                                   ---------    ---------
COSTS AND EXPENSES:
     Costs of sales ............................      85,599       58,181
     Selling, general and administrative expense      37,055       24,225
     Research and development expense ..........      13,407       10,644
     Depreciation and amortization expense .....       6,376        3,521
                                                   ---------    ---------
         Total Costs and Expenses ..............     142,437       96,571
                                                   ---------    ---------
INCOME FROM OPERATIONS .........................      52,026       38,270
                                                   ---------    ---------

OTHER INCOME (EXPENSES):
     Interest income ...........................       4,821        4,067
     Interest expense ..........................         (96)         (84)
     Other, net ................................          76           44
                                                   ---------    ---------
         Total Other Income (Expenses), net ....       4,801        4,027
                                                   ---------    ---------

INCOME BEFORE INCOME TAXES .....................      56,827       42,297
PROVISION FOR INCOME TAXES .....................      16,888       10,292
                                                   ---------    ---------
NET INCOME .....................................   $  39,939    $  32,005
                                                   =========    =========

NET INCOME PER COMMON SHARE - PRIMARY ..........   $     .63    $     .52
                                                   =========    =========

NET INCOME PER COMMON SHARE -
     FULLY DILUTED .............................   $     .62    $     .52
                                                   =========    =========


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- -------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)





                                                     Three Months Ended
                                                          June 30,
                                                  -----------------------
                                                      1996         1995
                                                  -----------   ---------
NET SALES ......................................   $ 105,085    $  74,979
COSTS AND EXPENSES:
     Costs of sales ............................      45,832       32,322
     Selling, general and administrative expense      19,041       12,274
     Research and development expense ..........       7,054        5,945
     Depreciation and amortization expense .....       3,280        1,929
                                                   ---------    ---------
         Total Costs and Expenses ..............      75,207       52,470
                                                   ---------    ---------
INCOME FROM OPERATIONS .........................      29,878       22,509
                                                   ---------    ---------

OTHER INCOME (EXPENSES):
     Interest income ...........................       2,542        2,086
     Interest expense ..........................         (43)         (39)
     Other, net ................................          56           71
                                                   ---------    ---------
         Total Other Income (Expenses), net ....       2,555        2,118
                                                   ---------    ---------

INCOME BEFORE INCOME TAXES .....................      32,433       24,627
PROVISION FOR INCOME TAXES .....................       9,570        6,404
                                                   ---------    ---------
NET INCOME .....................................   $  22,863    $  18,223
                                                   =========    =========

NET INCOME PER COMMON SHARE - PRIMARY ..........   $     .36    $     .29
                                                   =========    =========



NET INCOME PER COMMON SHARE -
     FULLY DILUTED .............................   $     .36    $     .29
                                                   =========    =========


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                           Total
                                           Common Stock            Contributed        Retained         Stockholders'
                                       Shares       Amount            Capital         Earnings             Equity
                                      --------     -----------    --------------     ------------    -----------------


Balances, December 31, 1995........... 60,045        $1,201          $297,017          $92,476             $390,694

Net Income............................                                                  39,939               39,939

Stock options exercised...............  1,352            27            12,855                                12,882

Utilization of net operating loss

   carry forwards.....................                                  2,492           (2,492)              --

Tax benefit of stock options

   exercised..........................                                 14,147                               14,147

Repurchase of common stock...........     (75)           (2)          (2,427)                               (2,429)
                                      ---------     ---------      -----------      ----------     ----------------

Balances, June 30, 1996............... 61,322         $1,226        $324,084         $129,923             $455,233
                                       ======         ======        ========         ========             ========




            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  Six Months Ended June 30,
                                                                         --------------------------------------------
                                                                                1996               1995
                                                                            ------------        -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES.................................       65,547           $  12,999
                                                                              ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment ....................................      (10,568)            (10,168)
     Proceeds from sale of equipment .....................................           94                  15
     Net proceeds from 1993 sale of interest in oil and
           gas pipeline construction business ............................         --                 3,600
     Maturities of short-term investments ................................       78,535              49,260
     Purchases of short-term investments .................................      (98,272)            (48,862)
     Cash acquired net of acquisition costs ..............................         --                   400
                                                                              ---------           ---------
         Net cash used in investing activities ...........................      (30,211)             (5,755)
                                                                              ---------            ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in other liabilities ........................................          (90)                (61)
     Issuance of common stock ............................................       12,943               5,198
     Common stock repurchases ............................................       (2,429)               --
                                                                              ---------           ---------
         Net cash provided by financing activities .......................       10,424               5,137
                                                                              ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................       45,760              12,381
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD ...........................................................       70,600              52,043
                                                                              ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................    $ 116,360           $  64,424
                                                                              =========           =========

SUPPLEMENT DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest ............................................................    $      75           $      80
     Income taxes ........................................................    $   3,685           $   1,027


SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On April 25, 1995, the Company acquired Western Multiplex Corporation. In connection with this acquisition the Company paid $1,323,000 in acquisition costs and issued common stock valued at $27,260,000 for assets with a fair value of $31,769,000 and assumed liabilities of $3,186,000.

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X . Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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



1.     INVENTORIES

                                             June 30,         December 31,
         Inventories consist of:              1996                  1995
                                        ----------------      -----------------

       Raw materials....................     $29,653               $30,191
       Work-in-process:
          Uncompleted contracts.........       1,946                   604
          Other.........................       7,703                 7,743
       Finished goods...................      12,227                11,507
                                         -----------           -----------
                                             $51,529               $50,045
                                             =======              ========


2.     GOODWILL

       Goodwill is shown net of accumulated amortization of $10.6 million and $8.9 million at June 30, 1996 and December 31, 1995, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------



3.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                               --------------------------  -------------------------
                                                 1996           1995         1996           1995
                                               ----------    ------------  ----------     ----------

Income tax provision at U.S. statutory rate ...  $ 11,351    $  8,620        $ 19,889    $ 14,804
Reduction in valuation allowance ..............      (650)     (3,261)         (2,492)     (6,456)
Foreign taxes at rates other than U.S.
   statutory rate .............................    (1,742)          -          (1,980)        132
State taxes (net of federal benefit) ..........     1,054         802           1,847       1,376
U.S. Research and Experimentation Credits .....      (744)          -            (977)       --
Non-deductible goodwill amortization ..........       301         243             601         436
                                                 --------    --------        --------    --------
Income tax provision ..........................  $  9,570    $  6,404        $ 16,888    $ 10,292
                                                 ========    ========        ========    ========

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

       If the original guidance in SAB 86 had been applied, the Company's net income for the three and six month periods ended June 30, 1996 and 1995 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $650 thousand ($.01 per share) and $3.3 million ($.05 per share) for the three months ended June 30, 1996 and 1995, respectively. Additionally, the reduction in net income would have been $2.5 million ($.04 per share) and $6.5 million ($.11 per share) for the six months ended June 30, 1996 and 1995, respectively.

       The Company believes that it is more likely than not that the net deferred tax asset recorded at June 30, 1996 will be fully realized.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


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

       (C) ESTABLISHMENT OF INCENTIVE STOCK PLAN

       On May 22, 1996, the Company's stockholders approved the establishment of the 1996 Incentive Stock Plan (the "Plan") to promote the long-term financial interest and growth of the company, reserving 2,200,000 shares for directors, certain key employees and other key persons providing services to the Company and its subsidiaries. The Plan is administered by a committee of the Board of Directors.

       (D)  INCOME PER COMMON SHARE

       Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the six-month periods ended June 30, 1996 and 1995 was 63,882,377 and 61,304,325, respectively. The number of shares used to compute primary per share data for the three-month periods ended June 30, 1996 and 1995 was 64,014,861 and 62,123,573, respectively.

       For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on June 30, 1996 and 1995 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the six-month periods ended June 30, 1996 and 1995 was 64,118,305 and 61,804,263, respectively. The number of shares used to compute fully diluted per share data for the three-month periods ended June 30, 1996 and 1995 was 64,144,361 and 62,415,821, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATION

BACKGROUND

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either (i) Wireless Messaging (paging and narrowband personal communication service ("NPCS") products), or (ii) Voice and Data Technologies (voice messaging, microwave communication and radio telephone products) categories. Additionally, Glenayre provides service and support to its products. In April 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"). The operating results of MUX are included in the operating results of the Company since the acquisition date.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes.


SIX MONTHS ENDED JUNE 30, 1996
COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

NET SALES

Net sales for the six months ended June 30, 1996 increased to $194.5 million from net sales for the six months ended June 30, 1995 of $134.8 million, an increase of $59.6 million, or 44.2%. Net sales of Wireless Messaging products and Voice and Data products for the six months ended June 30, 1996 increased to approximately $155.7 million and $25.7 million, respectively, from approximately $111.1 million and $11.4 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. In the 1996 period, service revenue including maintenance contracts, installation, project management and training revenue increased to approximately $13.0 million from $12.3 million for the 1995 period. Sales to a single customer totaled approximately 15% and 18% of sales for the six months ended June 30, 1996 and 1995, respectively.


GROSS PROFIT

Gross profit increased to $108.9 million, or 56.0% of net sales, for the six months ended June 30, 1996, from $76.7 million, or 56.9% of net sales, for the six months ended June 30, 1995. The minimal change in gross margin percentage was due to a change in the mix of products sold and the increase in fixed manufacturing costs incurred as additional capacity was brought on line during the latter half of 1995.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $37.1 million, or 19.1% of net sales, for the six months ended June 30, 1996, from $24.2 million, or 18.0% of net sales, for the six months ended June 30, 1995. The $12.8 million increase primarily resulted from: (i) increased expenses of approximately $8.8 million for additional personnel related to sales, marketing and general support functions, (ii) $2.2 million of promotional material, trade shows, increased travel, and support costs,

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


and (iii) increase of $900 thousand relating to increased cost of leased premises and international sales offices.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $6.4 million or 3.3% of net sales, for the six months ended June 30, 1996 from $3.5 million or 2.6% of net sales for the prior period. The increase is primarily attributable to (i) the significant purchases of plant and equipment during 1995 and (ii) goodwill related to the acquisition of MUX in April 1995.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $13.4 million, or 6.9% of net sales, for the six months ended June 30, 1996, from $10.6 million, or 7.9% of net sales, for the six months ended June 30, 1995, an increase of $2.8 million, or 26.0%. The increase was primarily a result of increased research and development manpower and research material purchased. The research and development costs were primarily for new product development and enhancements to existing products. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.


INTEREST INCOME, NET

The Company realized net interest income of $4.8 million for the six months ended June 30, 1996 compared to net interest income realized of $4.0 million for the six months ended June 30, 1995. The increase is primarily attributable to higher average balances in cash and cash equivalents and short-term investments.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 29.7% for the six months ended June 30, 1996 and 24.3% for the six months ended June 30, 1995 is primarily the result of the utilization of the Company's net operating losses and the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 29.7% in 1996 and 24.3% in 1995 is primarily the result of a variance between the 1996 and 1995 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 3 to the Condensed Consolidated Financial Statements.


THREE MONTHS ENDED JUNE 30, 1996
COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995

NET SALES

Net sales for the three months ended June 30, 1996, increased to $105.1 million from net sales for the three months ended June 30, 1995 of $75.0 million, an increase of $30.1 million, or 40.2%. Net sales of Wireless Messaging products and Voice and Data products for the three months ended June 30, 1996

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------



increased to approximately $83.9 million and $16.1 million, respectively, from approximately $60.5 million and $6.8 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. In 1996, service revenue decreased to approximately $5.2 million from $7.7 million from 1995. The decrease was primarily due to fewer project management and installation contracts being completed in 1996 compared to the prior period. One customer accounted for approximately 12% and 11% of sales for the three months ended June 30, 1996 and 1995, respectively.

GROSS PROFIT

Gross profit increased to $59.3 million, or 56.4% of net sales, for the three months ended June 30, 1996, from $42.7 million, or 56.9% of net sales, for the three months ended June 30, 1995.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $19.0 million, or 18.1% of net sales, for the three months ended June 30, 1996 from $12.3 million, or 16.4% of net sales, for the three months ended June 30, 1995. The $6.8 million increase primarily resulted from: (i) increased expenses of approximately $4.0 million for additional personnel related to sales, marketing and general support functions; (ii) an increase of $2.1 million relating to additional marketing, sales support costs such as trade shows, foreign office lease expense, travel and hiring expenses, and (iii) an additional $700 thousand related to legal costs associated with international offices, and other normal expenses associated with increased sales activities and building expansions.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $7.1 million, or 6.7% of net sales, for the three months ended June 30, 1996, from $5.9 million, or 7.9% of net sales, for the three months ended June 30, 1995, an increase of $1.1 million, or 18.7%. The increase was primarily a result of increased research and development manpower and research material purchased.



DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $3.3 million or 3.1% of net sales for the three months ended June 30, 1996 from approximately $1.9 million or 2.6% of net sales for the same period in 1995. The increase is primarily attributable to the significant purchases of plant and equipment during 1995.


INTEREST INCOME, NET

The Company realized net interest income of $2.5 million for the three months ended June 30, 1996 compared to net interest income realized of $2.0 million for the three months ended June 30, 1995. The increase is primarily attributable to higher average balances in cash and cash equivalents and short-term investments.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 29.5% for the three months ended June 30, 1996 and 26.0% for the three months ended June 30, 1995 is primarily the result of the utilization of the Company's net operating losses and the application of SFAS 109 in computing the Company's tax provision. The difference between the effective tax rate of 29.5% in 1996 and 26.0% in 1995 is primarily the result of a variance between the 1996 and 1995 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 3 to the Condensed Consolidated Financial Statements.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at June 30, 1996 was $291.9 million, including cash and cash equivalents and short-term investments of $180.2 million. During the six months ended June 30, 1996 the Company received cash of $12.9 million from the exercise of stock options. During the six months ended June 30, 1996, the Company spent $10.6 million for capital expenditures. These expenditures were necessary in order to provide the equipment and capacity to meet the growth of the business.

In April 1996, the Company completed negotiations to build a 75,000 square foot facility with a total cost of approximately $6.5 million in Atlanta, Georgia to replace the current leased Atlanta facilities used for sales, service, research and development, and training. Approximately $1.8 million paid toward the new facility is included in the capital expenditures for the six months ended June 30, 1996 with the remaining $4.7 million expected to be paid by the Company in 1996.

The Company's cash and cash equivalents are placed in short-term investments consisting of high-grade commercial paper, bank certificates of deposit, U.S. Treasury bills and notes, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company's short-term investments are comprised of identical types of investments with the exception that their original maturities are greater than three months, but do not exceed one year. The Company expects to use its cash, cash equivalents, and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, financing customer purchases of its products, and the possible expansion into complementary businesses.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to support its short-term and long-term liquidity requirements for current operations (including capital expenditures). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION




ITEMS 1 THROUGH 3 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 22, 1996, the following matters were submitted to a vote of the stockholders of the Company.

  (i). The election of three directors each to serve a three-year term expiring in 1999:


                Nominee                Shares Voted For          Shares
                                                                Withheld
       ---------------------------     -----------------     ---------------
       Ramon D. Ardizzone                 50,750,850            384,872
       Barry W. Gray                      50,914,189            221,533
       Edward J. Rosenthal                50,776,614            359,108

 (ii). The approval of the Glenayre 1996 Incentive Stock Plan:

       Votes for:                 35,779,472
       Votes against:             14,878,809
       Votes abstained:              139,964
       Broker non-votes:             337,477

(iii). Ratification of the selection of Ernst & Young LLP as auditors for the year ending December 31, 1996 was approved by a vote of 51,067,434 shares for and 9,970 shares against, with 58,318 shares abstaining.

ITEM 5 IS INAPPLICABLE AND HAS BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                Exhibit 11 Computation of earnings per common share for the six-month and three-month periods ended June 30, 1996 and 1995.

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

                Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

         (b)      Reports on Form 8-K
                  None.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

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


Date:  July 23, 1996