Form 10-Q
period 1996-09-30
GLENAYRE TECHNOLOGIES INC
filed 1996-10-24
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1996
                           ---------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from  ------------  to  --------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                              98-0085742
  ------------------------------------        --------------------------
  (State or Other Jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)               Identification No.)

              5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA        28209
               --------------------------------------------      -----------
                  (Address of principal executive offices)         Zip Code

                                 (704) 553-0038
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE

 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at October 23, 1996 was 59,862,834 shares.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX




Part I - Financial Information:

         Item 1.    Financial Statements
                                                                                                               Page

                    Independent Accountant's Review Report........................................................3

                    Condensed Consolidated Balance Sheets as of
                         September 30, 1996 (Unaudited) and December 31, 1995.....................................4

                    Condensed Consolidated Statements of Income for the
                         Nine months ended September 30, 1996 and 1995 (Unaudited)................................5

                    Condensed Consolidated Statements of Income for the
                         Three months ended September 30, 1996 and 1995 (Unaudited)...............................6

                    Condensed Consolidated Statement of Stockholder's Equity
                         For the nine months ended September 30, 1996 (Unaudited).................................7

                    Condensed Consolidated Statements of Cash Flows for the
                         Nine months ended September 30, 1996 and 1995 (Unaudited)................................8

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..............................9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................................13


Part II - Other Information:

         Item 6.    Exhibits and Reports on Forms 8-K............................................................18


GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income for the three-month periods and nine-month periods ended September 30, 1996 and 1995, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1996 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's Management.

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






                                              Ernst & Young LLP

Charlotte, North Carolina
October 18, 1996

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                  September 30, 1996        December 31, 1995
ASSETS                                                                  (Unaudited)

Current Assets:
     Cash and cash equivalents....................................         $  40,483         $        70,600
     Short-term investments.......................................           107,575                  44,054
     Accounts receivable, net.....................................            96,604                  89,265
     Trade notes receivable, current..............................             9,530                   7,960
     Inventories .................................................            53,843                  50,045
     Deferred income taxes........................................            28,191                   7,568
     Prepaid expenses and other current assets....................             7,678                   7,189
                                                                     ---------------         ---------------
         Total Current Assets.....................................           343,904                 276,681

Trade notes receivable............................................            11,441                  14,973
Property, plant and equipment, net................................            60,965                  47,920
Goodwill..........................................................            77,674                  80,240
Deferred income taxes.............................................             5,332                  27,487
Other assets......................................................               570                     279
                                                                     ----------------         ---------------

TOTAL ASSETS......................................................          $499,886                $447,580
                                                                     ================             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................          $ 18,009                 $15,709
     Accrued liabilities..........................................            39,730                  36,162
     Other current liabilities....................................               176                   1,323
                                                                     ---------------          ----------------
         Total Current Liabilities................................            57,915                  53,194

Other liabilities.................................................             4,117                   3,692
Stockholders' Equity:
     Preferred stock, $.01 per value; 5,000,000 shares authorized,
        no shares issued and outstanding..........................                --                      --
     Common stock, $.02 par value; authorized 200,000,000 shares;
        outstanding:  September 30, 1996 - 59,862,834 shares;
        December 31, 1995 - 60,044,752 shares.....................             1,197                   1,201
     Contributed capital..........................................           295,862                 297,017
     Retained earnings............................................           140,795                  92,476
                                                                     ---------------          ----------------
        Total stockholders' equity................................           437,854                 390,694
                                                                     ---------------          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................          $499,886                $447,580
                                                                     ===============           ===============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                     ------------------------------------------------
                                                                             1996                         1995
                                                                     ----------------------     ---------------------


NET SALES.........................................................          $286,035                    $222,945
                                                                      --------------              --------------
COSTS AND EXPENSES:
     Costs of sales...............................................           129,429                      96,067
     Selling, general and administrative expense..................            58,226                      39,657
     Research and development expense.............................            20,697                      17,084
     Depreciation and amortization expense........................             9,855                       5,778
                                                                       -------------             ---------------
         Total Costs and Expenses.................................           218,207                     158,586
                                                                       -------------             ---------------
INCOME FROM OPERATIONS............................................            67,828                      64,359
                                                                       -------------             ---------------

OTHER INCOME (EXPENSES):
     Interest income..............................................             7,437                       6,100
     Interest expense.............................................              (135)                       (138)
     Other, net...................................................               105                         246
                                                                       -------------             ---------------
         Total Other Income (Expenses), net.......................             7,407                       6,208
                                                                       -------------             ---------------

INCOME BEFORE INCOME TAXES........................................            75,235                      70,567
PROVISION FOR INCOME TAXES........................................            21,495                      17,501
                                                                       -------------             ---------------
NET INCOME........................................................          $ 53,740                    $ 53,066
                                                                       =============             ===============

NET INCOME PER COMMON SHARE - PRIMARY.............................          $    .84                    $    .85
                                                                      ================           ===============

NET INCOME PER COMMON SHARE -
     FULLY DILUTED................................................         $     .84                    $    .85
                                                                      =================          ================


            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
-------------------------------------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except per share amounts)
                               (unaudited)




                                                                                   Three Months Ended
                                                                                      September 30,
                                                                     ------------------------------------------------
                                                                             1996                       1995
                                                                     ----------------------     ---------------------

NET SALES ........................................................           $91,572                     $88,104
                                                                        ------------             ---------------
COSTS AND EXPENSES:
     Costs of sales..................................................         43,830                      37,886
     Selling, general and administrative expense...............               21,171                      15,432
     Research and development expense.............................             7,290                       6,440
     Depreciation and amortization expense........................             3,479                       2,257
                                                                       -------------             ---------------
         Total Costs and Expenses.................................            75,770                      62,015
                                                                       -------------             ---------------
INCOME FROM OPERATIONS............................................            15,802                      26,089
                                                                       -------------             ---------------

OTHER INCOME (EXPENSES):
     Interest income..............................................             2,616                       2,033
     Interest expense.............................................               (39)                        (54)
     Other, net...................................................                29                         202
                                                                       -------------             ---------------
         Total Other Income (Expenses), net.......................             2,606                       2,181
                                                                       -------------             ---------------

INCOME BEFORE INCOME TAXES........................................            18,408                      28,270
PROVISION FOR INCOME TAXES........................................             4,607                       7,209
                                                                       -------------             ---------------
NET INCOME........................................................           $13,801                     $21,061
                                                                        ============             ===============

NET INCOME PER COMMON SHARE - PRIMARY.............................          $    .22                     $   .33
                                                                       =============             ===============



NET INCOME PER COMMON SHARE -
     FULLY DILUTED................................................          $    .22                     $   .33
                                                                       =============              ==============



            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)



                                                                                                           Total
                                           Common Stock            Contributed        Retained         Stockholders'
                                      Shares       Amount            Capital         Earnings             Equity
                                      --------     -----------    --------------     ------------    -----------------

Balances, December 31, 1995..........  60,045        $1,201          $297,017          $92,476             $390,694

Net Income............................                                                  53,740               53,740

Stock options exercised...............  1,388            28            14,019                                14,047

Utilization of net operating loss

   carryforwards......................                                  5,421           (5,421)                 --

Tax benefit of stock options

   exercised..........................                                 15,686                                15,686

Repurchase of common stock............ (1,570)         (32)           (36,281)                              (36,313)
                                      -------      --------         ----------       -----------         ----------

Balances, September 30, 1996.......... 59,863        $1,197          $295,862         $140,795             $437,854
                                      =======       =======        ==========        ===========         ==========

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                               Nine Months Ended September 30,
                                                                         --------------------------------------------
                                                                              1996                       1995
                                                                         ----------------          ------------------



NET CASH PROVIDED BY OPERATING ACTIVITIES.........................            $77,219                   $28,562
                                                                        ---------------           --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of plant and equipment..................................       (20,444)                  (21,517)
     Proceeds from sale of equipment...................................           123                        14
     Net proceeds from 1993 sale of interest in oil and gas
        pipeline construction business.................................            --                     3,600
     Maturities of short-term investments..............................       122,793                    83,471
     Purchases of short-term investments...............................      (186,314)                  (97,878)
     Cash acquired net of acquisition costs............................            --                       396
                                                                          -----------                ----------
         Net cash used in investing activities.........................       (83,842)                 (31,914)
                                                                           -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in other liabilities......................................        (1,289)                    (288)
     Issuance of common stock..........................................        14,108                   12,483
     Common stock repurchases..........................................       (36,313)                      --
                                                                          -----------               -----------
         Net cash provided by (used in) financing activities...........       (23,494)                  12,195
                                                                           ----------               -----------


NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS.................................................       (30,117)                    8,843
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD.........................................................        70,600                    52,043
                                                                           ----------               -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................       $40,483                  $60,886
                                                                           ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest..........................................................     $      68                 $    139
     Income taxes......................................................     $   4,911                 $  1,323


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

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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



1.     INVENTORIES

                                      September 30,           December 31,
        Inventories consist of:           1996                  1995
                                   ------------------      -----------------

       Raw materials...............      $29,647                $30,191
       Work-in-process:
          Uncompleted contracts....        2,899                    604
          Other....................        9,104                  7,743
       Finished goods..............       12,193                 11,507
                                      -----------           -----------
                                          $53,843               $50,045
                                      ===========            ==========


2.     GOODWILL

       Goodwill is shown net of accumulated amortization of $11.5 million and $8.9 million at September 30, 1996 and December 31, 1995, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------



3.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:




                                               Three Months Ended    Nine Months Ended
                                                  September 30,         September 30,
                                              --------------------- ------------------
                                                  1996      1995      1996      1995
                                              ---------- ---------- -------- ---------

Income tax provision at U.S. statutory rate..    $6,443    $9,894   $26,332  $24,698
Reduction in valuation allowance.............    (2,929)   (2,595)   (5,421) (9,051)
Foreign taxes at rates other than U.S.
   statutory rate............................       194    (1,391)   (1,786)  (1,259)
State taxes (net of federal benefit).........       598       917     2,445    2,293
U.S. Research and Experimentation Credits....         -         -      (977)      -
Non-deductible goodwill amortization.........       301       384       902      820
                                             ----------  --------   -------  -------
Income tax provision.........................    $4,607    $7,209   $21,495  $17,501
                                                 ======    ======   =======  =======

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

       If the original guidance in SAB 86 had been applied, the Company's net income for the three-month and nine-month periods ended September 30, 1996 and 1995 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $2.9 million ($.05 per share) and $2.6 million ($.04 per share) for the three months ended September 30, 1996 and 1995, respectively. Additionally, the reduction in net income would have been $5.4 million ($.08 per share) and $9.1 million ($.15 per share) for the nine months ended September 30, 1996 and 1995, respectively.

       The Company believes that it is more likely than not that the net deferred tax asset recorded at September 30, 1996 will be fully realized.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------



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

       (B)  STOCK REPURCHASES

       In 1994, the Board of Directors of the Company authorized the repurchase from time-to-time of the Company's common stock not to exceed approximately 1.7 million shares. The Company repurchased 75,000 shares and 1,495,000 shares in March 1996 and September 1996, respectively, at an aggregate cost of $36.3 million completing the original repurchase authorization. On September 25, 1996 the Board of Directors authorized the repurchase up to an additional 2.5 million shares.

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

       (D)  INCOME PER COMMON SHARE

       Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the nine-month periods ended September 30, 1996 and 1995 was 63,845,604 and 62,083,536, respectively.
       The number of shares used to compute primary per share data for the three-month periods ended September 30, 1996 and 1995 was 63,747,916 and 63,536,072, respectively.

       For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on September 30, 1996 and 1995 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the nine-month periods ended September 30, 1996 and 1995 was 63,867,033 and 62,663,733 respectively. The number of shares used to compute fully diluted per share data for the three-month periods ended September 30, 1996 and 1995 was 63,747,665 and 63,707,642,
       respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


5.     PENDING BUSINESS ACQUISITION

       On October 16, 1996, the Company entered into an agreement to acquire CNET, Inc. ("CNET"), located in Plano, Texas. CNET provides operational support, network management and network planning, software products, services and equipment to the wireless communications industry. The estimated purchase price of approximately $7.5 million consists of approximately 310,000 shares of the Company's common stock valued at approximately $6.5 million based on the stock price at the date of the agreement and $1 million in cash. In addition, the Company will assume certain stock options to purchase shares of CNET common stock which will be converted into options to purchase approximately 60,000 shares of the Company's common stock.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

BACKGROUND

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either (i) Wireless Messaging (paging and narrowband personal communication services ("NPCS") products), or (ii) Voice and Data Technologies (voice messaging, microwave communication and radio telephone products) categories. Additionally, Glenayre provides service and support to its products. In April 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"). The operating results of MUX are included in the operating results of the Company since the acquisition date.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes and the Cautionary Statement included as Exhibit 99.


NINE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

Net sales for the nine months ended September 30, 1996 increased to $286.0 million from net sales for the nine months ended September 30, 1995 of $222.9 million, an increase of $63.1 million, or 28.3%. Net sales of Wireless Messaging products and Voice and Data products for the nine months ended September 30, 1996 increased to approximately $223.2 million and $40.7 million, respectively, from approximately $178.9 million and $21.7 million, respectively, for the prior period. The increase in net sales was primarily a result of the sales of new systems and the continued expansion and upgrading of existing systems within the installed customer base. In the 1996 period, service revenue including maintenance contracts, installation, project management and training revenue decreased to approximately $22.1 million from $22.3 million for the 1995 period. Sales to a single customer totaled approximately 15% and 19% of sales for the nine months ended September 30, 1996 and 1995, respectively.


GROSS PROFIT

Gross profit increased to $156.6 million, or 54.8% of net sales, for the nine months ended September 30, 1996, from $126.9 million, or 56.9% of net sales, for the nine months ended September 30, 1995. The decrease in gross margin percentage is primarily the result of: (i) an increase in fixed costs from additional capacity brought on line during the latter half of 1995 in anticipation of NPCS product line shipments which have been delayed by customers and which would have increased volume and utilized the additional capacity; and
(ii) additional customer support costs. The Company expects the commercial shipments of its NPCS product line will begin in 1997.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $58.2 million, or 20.4% of net sales, for the nine months ended September 30, 1996, from $39.7 million, or 17.8% of net sales, for the nine months

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


of approximately $10.8 million for additional personnel related to sales, marketing and general support functions; (ii) an increase of $5.5 million relating to additional marketing, sales support costs such as promotional material, trade shows, international office lease expenses, travel and hiring expenses; and (iii) $2.3 million related to legal costs associated with international offices and other normal expenses associated with increased operating activities.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $9.9 million or 3.4% of net sales, for the nine months ended September 30, 1996 from $5.8 million or 2.6% of net sales for the prior period. The increase is primarily attributable to (i) the significant purchases of plant and equipment during 1995 and (ii) goodwill related to the acquisition of MUX in April 1995.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $20.7 million, or 7.2% of net sales, for the nine months ended September 30, 1996, from $17.1 million, or 7.7% of net sales, for the nine months ended September 30, 1995, an increase of $3.6 million, or 21.1%. The increase was primarily a result of increased research and development manpower and research material purchased. The research and development costs were primarily for new product development and enhancements to existing products. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.


INTEREST INCOME, NET

The Company realized net interest income of $7.3 million for the nine months ended September 30, 1996 compared to net interest income realized of $6.0 million for the nine months ended September 30, 1995. The increase is primarily attributable to higher average balances in cash and cash equivalents and short-term investments.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 28.6% for the nine months ended September 30, 1996 and 24.8% for the nine months ended September 30, 1995 is primarily the result of the utilization of the Company's net operating losses and the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 28.6% in 1996 and 24.8% in 1995 is primarily the result of a variance between the 1996 and 1995 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 3 to the Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


THREE MONTHS ENDED SEPTEMBER 30, 1996
COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES

Net sales for the three months ended September 30, 1996, increased to $91.6 million from net sales for the three months ended September 30, 1995 of $88.1 million, an increase of $3.5 million, or 3.9%. The increase in net sales was primarily a result of the increase in sales of Voice and Data products. Net sales of Wireless Messaging products and Voice and Data products for the three months ended September 30, 1996 were approximately $67.5 million and $15.0 million, respectively, compared with approximately $67.8 million and $10.3 million, respectively, for the prior period. In 1996, service revenue decreased to approximately $9.2 million from $10.0 million in 1995. The decrease was primarily due to fewer project management and installation contracts being completed in 1996 compared to the prior period. One customer accounted for approximately 16% and 21% of sales for the three months ended September 30, 1996 and 1995, respectively.


GROSS PROFIT
Gross profit decreased to $47.7 million, or 52.1% of net sales, for the three months ended September 30, 1996, from $50.2 million, or 57.0% of net sales, for the three months ended September 30, 1995. The decrease in gross margin percentage is primarily the result of: (i) an increase in fixed costs from additional capacity brought on line during the second half of 1995 in anticipation of NPCS product line shipments which have been delayed by customers and which would have utilized the additional capacity; (ii) additional customer support costs; and (iii) product mix which included a greater proportion of sales of products with lower margins.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $21.2 million, or 23.1% of net sales, for the three months ended September 30, 1996 from $15.4 million, or 17.5% of net sales, for the three months ended September 30, 1995. The $5.7 million increase primarily resulted from: (i) increased expenses of approximately $3.6 million for additional personnel related to sales, marketing and general support functions; and (ii) an increase of approximately $1.8 million relating to additional marketing, sales support costs such as trade shows, international office lease expenses, travel and hiring expenses.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $7.3 million, or 8.0% of net sales, for the three months ended September 30, 1996, from $6.4 million, or 7.3% of net sales, for the three months ended September 30, 1995, an increase of $850 thousand, or 13.2%. The increase was primarily a result of increased research and development manpower and research material purchased.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $3.5 million or 3.8% of net sales for the three months ended September 30, 1996 from approximately $2.3 million or 2.6% of net sales for the same

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


period in 1995. The increase is primarily attributable to the significant purchases of plant and equipment during 1995.

INTEREST INCOME, NET

The Company realized net interest income of $2.6 million for the three months ended September 30, 1996 compared to net interest income realized of $2.0 million for the three months ended September 30, 1995. The increase is primarily attributable to higher average balances in cash and cash equivalents and short-term investments.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 25.0% for the three months ended September 30, 1996 and 25.5% for the three months ended September 30, 1995 is primarily the result of the utilization of the Company's net operating losses and the application of SFAS 109 in computing the Company's tax provision. The difference between the effective tax rate of 25.0% in 1996 and 25.5% in 1995 is primarily the result of a variance between the 1996 and 1995 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 3 to the Condensed Consolidated Financial Statements.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at September 30, 1996 was $286.0 million, including cash and cash equivalents and short-term investments of $148.1 million. Accounts payable and accrued liabilities at September 30, 1996 increased from December 31, 1995 primarily as a result of timing differences and increased levels of operating activities. During the nine months ended September 30, 1996 the Company received cash of $14.1 million from the exercise of stock options. During the nine months ended September 30, 1996, the Company spent $20.4 million for capital expenditures. These expenditures were necessary in order to provide the equipment and capacity to meet the growth of the business. During the nine months ended September 30, 1996, the Company repurchased 1,570,000 of its common shares at an aggregate cost of $36.3 million.

In April 1996, the Company completed negotiations to build a 75,000 square foot facility with a total cost of approximately $6.5 million in Atlanta, Georgia to replace the current leased Atlanta facilities used for sales, service, research and development, and training. Approximately $4.4 million paid toward the new facility is included in the capital expenditures for the nine months ended September 30, 1996 with the remaining $2.1 million expected to be paid by the Company by December 31, 1996.

In September 1996, the Company completed negotiations to purchase a 42,000 square foot facility with a total cost of approximately $11.0 million in Singapore to replace the current leased facilities used for sales and service. Approximately $1.0 million paid toward the new facility is included in the capital expenditures for the nine months ended September 30, 1996 with approximately $9.0 million and $1.0 million to be paid by the Company in November 1996 and the first quarter 1997, respectively.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


The Company expects to use its cash, cash equivalents, and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, financing customer purchases of its products, and the possible expansion into complementary businesses.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to support its short-term and long-term liquidity requirements for current operations (including capital expenditures and stock repurchases). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION




ITEMS 1 THROUGH 5 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 10 Employment Agreement, dated August 27, 1996, between Glenayre Technologies, Inc. and
                             Gary B. Smith is filed  herewith.

                Exhibit 11 Computation of earnings per common share for the nine-month and three-month periods ended September 30, 1996 and 1995.

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

                Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                (b)      Reports on Form 8-K
                         None.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              Glenayre Technologies, Inc.
                                             -----------------------------------
                                             (Registrant)




                                              /s/ Stanley Ciepcielinski
                                             -----------------------------------
                                             Stanley Ciepcielinski
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)




                                             /s/ Billy C. Layton
                                             -----------------------------------
                                             Billy C. Layton
                                             Vice President, Controller and
                                             Chief Accounting Officer
                                             (Principal Accounting Officer)


Date:  October 24, 1996