Form 10-K405
period 1996-12-31
GLENAYRE TECHNOLOGIES INC
filed 1997-03-27
CIK 808918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended DECEMBER 31, 1996

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from                to

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      98-0085742
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 5935 CARNEGIE BOULEVARD, CHARLOTTE, NORTH CAROLINA                   28209
 -------------------------------------------------------------------------------
          (Address of principal executive offices)                  Zip Code

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 7, 1997 was approximately $742 million. The number of shares of the Registrant's common stock outstanding on March 7, 1997 was 60,196,882.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Document                                          Location in Form 10-K
        --------                                          ---------------------
Proxy Statement for 1997 Annual Meeting of Stockholders           Part III

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

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing, mobile data systems and point-to-point wireless interconnection products. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include switches, transmitters, receivers, controllers, software and other equipment used in personal communications systems (including paging, voice messaging, cellular, and message management and mobile data systems), microwave communication systems and radio telephone systems.

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of approximately $7.7 million consists of 369,983 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at approximately $6.5 million, approximately $1.0 million in cash and approximately $194,000 in acquisition costs. The acquisition will be accounted for as a purchase business combination.

In the fourth quarter of 1996, the Company's products were realigned into three groups: (i) Wireless Messaging, (ii) Integrated Network and (iii) Wireless Interconnect. Additionally, Glenayre provides service and support for its products.

WIRELESS MESSAGING

Glenayre's Wireless Messaging group accounted for approximately 87%, 89% and 90% of net sales for 1996, 1995, and 1994, respectively. This group continues to be responsible for products and services sold into the paging and Narrowband Personal Communication Services ("NPCS") marketplace. Additionally, the Company's major service and support groups are included in the Wireless Messaging unit. Paging products include switches, transmitters, receivers, controllers and related software. Glenayre believes it has the leading market share in the United States and that it is a leading participant internationally in the paging switch, controller and transmitter market.

Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. A paging system is generally operated by a service provider which incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the Federal Communications Commission ("FCC") and elsewhere from the authorized government body to operate a paging frequency within either a local, regional or national geographical area. Each paging subscriber is assigned a distinct telephone number which a caller dials to activate the subscriber's pager (a pocket-sized radio receiver carried by the subscriber). Telephone calls for a subscriber are received by a paging switch. A network of transmitters, which broadcasts a signal over a specific geographic area, receives information from the paging switch through the controller and a radio signal is then sent by the transmitters via antennae to the subscriber's pager. The transmitters manufactured by Glenayre are specifically designed to simulcast, which is the transmission of the same signal over two or more transmitters on the same channel at the same time in an overlap area, resulting in superior voice and data quality and coverage area. The radio signal causes the pager to emit a beep or vibrate and provide the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message.

A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location and has an advantage over a cellular portable telephone in that a pager is smaller, has a much longer battery life, has excellent coverage and is less expensive to use.

The paging market continues to evolve with the expected commercial deployment in 1997 of NPCS. NPCS may provide such new services as pager location, two-way acknowledgment paging, advanced voice paging and data services.

Glenayre's product offering to the NPCS market includes a systems approach similar to its existing one-way paging product line. Glenayre offers its customers an end-to-end solution for NPCS applications. The Company has developed new technology-based products with enhanced architecture and technology from its existing paging systems to accommodate the advanced services available through NPCS. This systems approach includes full product lines of radio frequency network controllers, linear transmitters, satellite receivers, fixed receivers (to receive the response message from the end-user) and switches.

The design of a paging system is customer specific and depends on: (i) the number of paging subscribers the service provider desires to accommodate, (ii) the operating radio frequency, (iii) the geography of the service area, (iv) the expected system growth and (v) specific features desired by the customer. Paging equipment hardware and software developed by the Company may be used with all types of paging services, including voice, tone, numeric (telephone number display) or alphanumeric messaging (words and numbers display).

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

Paging switches manufactured by the Company are constructed in modular fashion, which permits expansion to accommodate growth and the addition of technological enhancements. Paging switch enhancements and upgrades also require the purchase of the Company's components and software. This results from the unique, and proprietary software incorporated in Glenayre switches, which the Company believes represents a significant technological competitive advantage.

RADIO FREQUENCY ("RF") EQUIPMENT - TRANSMITTERS AND RECEIVERS. Transmitters are available in frequency ranges of 30MHz to 960MHz and in power levels of 4 watts to 500 watts. Radio link receivers are available in frequency ranges of 66MHz to 960MHz. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C-band frequencies.

Glenayre's newly introduced GL-T8601(500 watts) and GL-T8501 (250 watts) transmitters are designed to allow paging carriers to easily migrate their networks to compete in the NPCS market by providing a straightforward field upgrade to linear transmitters. For paging carriers, the transmitters' migration path reduces the risk of obsolescence and the costs of investing in new linear transmitter sites. The T8601 and T8501 transmitters complement the T8500/8600 900 MHz one-way transmitters which have been the Company's core RF products since 1994.

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

CONTROLLERS. The Company currently offers or supports four products for transmitter control: (i) the GL5000 control system is a medium-feature transmitter control system used primarily in international markets; (ii) the QT1000 is a full-feature system providing automatic early notification of system variances and automatic remote adjustment capabilities to ensure that all transmitters in the system remain synchronized; (iii) the GL-C2000, supports all existing digital paging formats and will support all currently proposed "high speed" paging and messaging formats with data transmission rates from 200 to 6,400 bits per second when coupled with the appropriate Glenayre RF hardware; and (iv) the GL-C9000, in combination with the GL3100 RF Director, is designed to control NPCS transmitters, with high-speed voice and data capabilities. Additionally, the GL3100 RF Director provides reverse channel traffic handling for two-way NPCS networks.

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

SERVICE AND SUPPORT. Glenayre provides service to customers on a regular basis including installation, project management of turnkey systems, training, service or extended warranty contracts with the Company. The Company believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by a customer. This relationship is further developed as customers come to depend upon the Company for installation, system optimization, warranty and post-warranty services.

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service network, known as the Glenayre Care Group, throughout the world. Glenayre's standard warranty provides its customers with repair or replacement of all defective Glenayre manufactured equipment. The warranty is valid in the case of the majority of its transmitters for two years, and in the case of all other products for one year from the later of date of shipment or date of installation by a Glenayre qualified technician. The major locations of the Glenayre Care Group are Vancouver, British Columbia; Quincy, Illinois; Atlanta, Georgia; London, England; and Singapore. The Glenayre Care Group, the majority of the employees of which are technical specialists, maintains the Company's installed base of equipment and are equipped with an automated field service management system to provide more responsive customer service.

INTEGRATED NETWORK

Glenayre's Integrated Network group accounted for approximately 6%, 7% and 10% of net sales for 1996, 1995 and 1994, respectively. Comprised solely of the Company's MVP system in prior years, in 1997 it will be joined by the network management systems developed by CNET.

Glenayre's MVP(R) Modular Voice Processing System is an enhanced services platform that enables cellular, PCS, wireline and paging network operators to offer their subscribers value-added services that enhance and complement their core communication products.

The MVP platform's flexibility allows service providers to choose the number and combination of enhanced services to offer, including voice and fax messaging, short message service, automatic call return, continuous calling and Constant Touch(TM) Service, a single number service. With the MVP System, subscribers can place calls by using a telephone keypad or by using the subscriber's voice alone.

The MVP system's scaleable architecture provides service providers with an efficient growth path for their subscriber base. The MVP system can start out small and grow to handle over 1,000,000 subscribers. Additionally, the MVP platform interfaces into the myriad of trunk interfaces provided by central office switches, cellular switches, paging terminals, telephone answering systems and inter exchange carrier ("IXC") switches, even integrating into different telecommunication networks simultaneously.

The MVP system provides voice messaging with intelligent message notification. Subscribers are notified, via their pager or phone handset, when they receive a new message in their mailbox. The MVP system communicates the number and type of message received, including urgent and fax messages.

The MVP system's Rapid Response feature allows the subscriber to return calls with a keystroke. When the caller leaves a message, the MVP system captures the caller's telephone number, either by Automatic Number Identification or by the caller manually entering the caller's number. When the subscriber listens to the message, the callback number plays as part of the voice message. At any time, the subscriber can press a button and the caller's phone number is dialed by the MVP system. After the call is completed, the subscriber is returned to the subscriber's voice mailbox.

Fax messaging permits faxes to be sent directly to a subscriber's voice mailbox. The subscriber is notified that a fax message has been received in the subscriber's voice mailbox. The fax is stored in memory and can be printed from any fax machine when the subscriber is ready to retrieve it.

Constant Touch, Glenayre's single number application, gives subscribers control of their communications. With Constant Touch, subscribers combine all personal and business telephone numbers (pager, home, office, cellular and fax) into a single number that will reach them anywhere. By incorporating any or all of a subscriber's telephone numbers, callers only have to use one number to reach the subscriber.

When a caller dials the subscriber's Constant Touch number, the system prompts them to speak their name and enter their telephone number. The MVP system then calls a series of preprogrammed numbers to notify the subscriber that a caller is holding. The MVP plays the caller's name, "introducing" the caller. The subscriber can choose to connect with the subscriber's caller or forward the caller to the subscriber's voice mailbox or assistant.

A major development project for the MVP system in the next few years is speech recognition. Glenayre has developed a new voice dialing application allowing subscribers to place calls using only their voice. The subscriber speaks a name or telephone number and the MVP system places the call. Glenayre will develop additional speech recognition products, as well as incorporate speech recognition technology into the voice mailbox.

The Company believes that by providing multiple voice and data applications on a single platform, the MVP system gives service providers a means to generate additional revenue and increase subscriber loyalty.

WIRELESS INTERCONNECT

Glenayre's Wireless Interconnect group accounted for approximately 7% and 4% of net sales for 1996 and 1995, respectively. Included in this group are microwave communications and the newly developed Wireless Line Extender for rural radio.

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

RURAL RADIO

The Wireless Line Extender (GL6880) is a digital point-to-multipoint radio link that provides high quality, full-duplex voice and data operation on a single frequency that is capable of operating at distances of up to approximately 40 miles. Potential markets include isolated remote farms, military bases, mining operations, railroads and other sites located beyond telephone service access.

CUSTOMERS

Glenayre sells to a range of customers worldwide. In the United States, customers include the regional Bell operating companies, public and private radio common carriers, private carrier paging operators and cellular carriers. Internationally, customers include public telephone and telegraph companies, as well as private telecommunication service providers.

Sales to a single customer totaled approximately 15%, 16% and 13% of 1996, 1995 and 1994 net sales, respectively. Although a single customer accounted for more than 10% of the Company's net sales in each of the prior three years, the dependence on any one customer is mitigated by the large number of entities in the Company's customer base. The amount of business with any customer in a reporting period is determined by the timing of the development and expansion of existing customers' and new customers' systems.

MARKETING AND SALES

The Company markets its products and services in the United States and internationally primarily through a direct sales force. The Company also utilizes external distributors and agents to sell its products in certain countries and geographic regions to markets outside of the Company's core markets. The Company maintains sales offices throughout the United States.

In an effort to better serve its international customers, Glenayre has established sales offices in various locations worldwide, including:

Manila, Philippines                        Singapore
New Delhi, India                           Toronto, Canada
Vancouver, Canada                          Hong Kong
Mexico City, Mexico                        Milton Keynes, England
Guangzhou, China                           Beijing, China
Dubai, United Arab Emirates                Prague, Czech Republic
Sao Paulo, Brazil                          Amsterdam, Netherlands
Seoul, Korea                               Taipei, Taiwan
Tokyo, Japan

Glenayre has staffed each of these offices with either local or expatriate multilingual personnel. The Company expects to add new offices and personnel outside of the United States to meet the increasing demand for its products in international markets. See Note 13 to the Company's Consolidated Financial Statements for information relating to export sales.

As part of the Company's integrated marketing and sales efforts, Glenayre encourages a philosophy of open communication between the Company and its customers. Toward that end, the Company often invites customer representatives to meet with Glenayre's engineers and marketing personnel to collaborate in the development of new and enhanced products.

INTERNATIONAL BUSINESS RISKS

Approximately 40% of 1996 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 1996 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit.

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

The Company has extensive expertise in the technologies required to develop wireless communications systems and products including digital signal processing ("DSP"), voice processing, real-time software, networking software, high-speed digital logic, high and low power radio frequency, data network and system design. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as new personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Glenayre to reduce the time for bringing new products to market.

The majority of the Company's research and development staff are engineers or computer science professionals. Glenayre's research and development efforts are located in its Vancouver, British Columbia, Canada; Quincy, Illinois; Atlanta, Georgia and Sunnyvale, California facilities. Total research and development costs for the Company were $29.0 million, $24.0 million and $16.0 million or 7.4%, 7.5% and 9.3% of net sales for 1996, 1995 and 1994, respectively. The Company devotes substantial resources to research and development in order to develop new products and improve existing products. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete.

 NEW PRODUCTS AND UPGRADES

The principal new products and enhancements introduced by the Company in 1996 related to its Wireless Messaging group included the following:

(i) a DSP based high power linear transmitter to support NPCS protocols at 930-941 MHZ; (ii) a new control system and encoder for high-speed two-way NPCS systems for data and voice; (iii) a high sensitivity base receiver; (iv) advanced features for paging switches including SS7, InFlexion Voice, two-way and improved encoding of FLEX; (v) advanced features for traditional pager control including over-the-air alarming internet protocol ("IP") linking; (vi) a new advanced, size reduced operator assisted paging system; and (vii) a new underground multicarrier transmitter and distribution network for providing paging coverage in subways.

The principal new products and enhancements introduced by the Company in 1996 related to its Integrated Network group include the following:

(i) a digital network application allowing seamless voice messaging between MVP systems on a wide area basis and (ii) a messaging demand application which creates a virtual voice mailbox for subscribers without a voice mailbox.

Additionally, the Company's Wireless Interconnect group introduced the LYNX 2T6 and LYNX 2E6 5.8 GHz license - free radios which provide simultaneous T1 or E1 wireless connections for point-to-point communications.

MANUFACTURING

Glenayre currently manufactures its products at Company facilities in Quincy, Illinois; Vancouver, British Columbia, Canada; and Sunnyvale, California. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors; mechanical materials such as cabinets in which the systems are built; and peripherals, including disk drives. The components and parts used in the Company's products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from one source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single sourced components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials may be experienced. Additionally, as necessary, the Company purchases sufficient quantities of certain components which have long-lead requirements in the world market. The Company ensures that all products are tested, tuned and verified prior to shipment to the customer.

The Company believes in setting high standards of quality throughout all its operations. The Company has certification to the ISO 9001 international standard for quality assurance in areas including design, manufacture, assembly and service for the Quincy, Illinois; Vancouver, British Columbia; and Atlanta, Georgia facilities. ISO is a worldwide federation of national standards bodies which have united to develop internationally accepted quality systems standards so that customers and manufacturers have a system in place that provides a known quality. The standards set by ISO cover every facet of quality from management responsibility to service and delivery. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

The Company utilizes Materials Resource Planning ("MRP") systems for production planning in its manufacturing locations and state-of-the-art workstations for its engineering functions. The Company's present facilities are believed to be adequate for current manufacturing needs, but the process of upgrading its facilities is expected to continue.

PATENTS AND TRADEMARKS

The Company owns or licenses numerous patents used in its current operations. The Company believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis, and that the collective value of the intangible property of the Company is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although the Company attempts to protect its proprietary technology through a combination of trade secrets, patent law, non-disclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to the Company's products. The laws of certain foreign countries in which the Company sells or may sell its products, including South Korea, People's Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, the Company is currently party to certain infringement claims, and there can be no assurance that third parties will not assert additional infringement claims against the Company in the future. If such litigation resulted in the Company's inability to use the technology, the Company might be required to expend substantial resources to develop alternative technology or to license the prior technology. There can be no assurance that the Company could successfully develop alternative technology or license the prior technology on commercially reasonable terms. The Company does not believe, however, that an adverse resolution of the pending claims would have a material adverse effect on the Company.

The Company considers its trademark "Glenayre" to be a valuable asset. The "Glenayre" trademark is protected through trademark registrations in the United States and various countries throughout the world.

BACKLOG

The Company's firm backlog at December 31, 1996 and 1995 was approximately $166 million and $102 million, respectively. The growth in backlog is primarily due to sizable NPCS orders which were first booked in 1996. In general, the Company expects to commence shipment of the orders in the backlog within six months of their respective backlog dates. Approximately 75% of orders on hand at December 31, 1996 are expected to be shipped during 1997. The orders not being shipped in 1997 are primarily due to the nature and the size of the NPCS orders. This is a forward looking estimate which is subject to substantial change based on the timing of installation of NPCS systems by the Company's paging service provider customers and the market acceptance of NPCS by the customers of such paging service providers.

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

 UNITED STATES

The Company believes that its Wireless Messaging group has the leading market share (based on the number of units sold) of the United States market for sales of paging switches, paging transmitters and controllers. It is the Company's belief that its leadership position with respect to the sale of paging switches in the United States substantially exceeds that of its principal competitors in this market, which are Motorola, Inc. ("Motorola") and L M Ericsson Telephone Company ("Ericsson"). The Company believes that it captured the largest percentage of sales of paging switches serving more than 10,000 subscribers in each of the last three years.

The Company believes sales of transmitter and controller products by the Company's Wireless Messaging group exceeded sales of such products by Motorola in each of the last three years. The Company believes that Motorola remains a substantial competitor with a significant market share in this market. Other competitors in this market include Ericsson and smaller manufacturers that primarily serve small local paging service providers.

For sales of voice messaging products, the Company's Integrated Network group competes in the United States and internationally primarily with Boston Technology, Inc., Centigram Communications Corporation, Comverse Technologies, Inc., Octel Communications Corporation and Unisys Corporation.

For sales of microwave radio products, the Company's Wireless Interconnect group competes in the United States and internationally primarily with Alcatel Alsthom, California Microwave Corporation, Digital Microwave Corporation, Ericsson, Harris Corporation, Philips N.V. and Siemens A.G.

INTERNATIONAL

The Company believes that it is one of the leading participants in markets outside of the United States in the sale of paging switches, paging transmitters and controllers (based on the number of units sold). The Company believes that it sold the most paging switches outside of the United States during each of the last three years, exceeding sales by each of its two principal competitors in this market, Motorola and Ericsson. Additionally, Tecnomen Oy is a competitor of the Company in the international paging switch, transmitter and controller market.

The Company believes that the Company and Motorola have the largest and approximately equivalent shares of the international paging transmitter and controller market. Ericsson also is a significant competitor in this market with what the Company believes to be a substantially smaller share of the market than either of Motorola or the Company.

The Company competes for sales of certain components of wide-area rural radio telephone systems with companies such as Carlson Communications, Exicom Corporation, Motorola, Tait, Inc. and Telemobile, Inc.

GOVERNMENT REGULATION

Many of Glenayre's products operate on radio frequencies. Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by Glenayre in connection with the manufacture and sale of its products, and by Glenayre's paging service provider and other wireless customers to operate Glenayre's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained, or that approvals required with respect to products being developed for the personal communications services market will be obtained. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the Federal Communications Commission ("FCC") in the United States have increased the demand for Glenayre's products by providing users of those products with opportunities to establish new paging and other wireless personal communications services, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services will continue or that other future regulatory changes will have a positive impact on Glenayre. In February 1996, the FCC released a Notice of Proposed Rule Making (the "Notice") covering a licensing rule and procedure change on the 929 MHz and 931 MHz as well as certain other paging frequencies which included a freeze on its acceptance of new applications for paging system licenses. In April 1996, the FCC partially lifted this freeze to permit paging service providers to submit expansion applications for paging transmitter sites within 40 miles of their existing sites. In June 1996 the notice was modified to allow all applications filed prior to October 1, 1995 to be used, upon grant, as expansion base sites. Further, the FCC has indicated that all expansion applications filed prior to July 31, 1996 will be processed to completion prior to adoption of auction rules. As the issuance of new paging system licenses stimulates demand for the Company's products, any delays in the issuances of licenses may adversely affect sales and the timing of sales of the Company's products.

EMPLOYEES

At December 31, 1996, the Company and its subsidiaries employed approximately 2,150 persons. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:



                               Size             Owned or            Lease
            Location        (Square Feet)        Leased        Expiration Date                  Uses
Vancouver, British Columbia    158,143         121,144 owned                           Manufacturing, service,
                                                36,999 leased        1997-1998         accounting, purchasing and
                                                                                       training facilities,
                                                                                       research and development.

Quincy, Illinois               162,356         154,256 owned                           Manufacturing, service,
                                                 8,100 leased           1997           sales, accounting,
                                                                                       purchasing and training
                                                                                       facilities, research and
                                                                                       development.

Sunnyvale, California           45,709                 leased           2006           Manufacturing, service,
                                                                                       sales, accounting,
                                                                                       purchasing, research and
                                                                                       development.

Atlanta, Georgia                75,000                 owned                           Sales, service, research
                                                                                       and development,  and
                                                                                       training facilities.

Charlotte, North Carolina       45,000                 owned                           Corporate headquarters,
                                                                                       marketing, accounting and
                                                                                       finance, sales, service and
                                                                                       training facilities.

Singapore                       42,000                 owned                          Service, sales, accounting
                                                                                      and training facilities.


In addition to its sales offices in Atlanta, Georgia; Sunnyvale, California; Charlotte, North Carolina; Quincy, Illinois; and Singapore listed above, the Company also maintains sales offices throughout the United States and internationally. See "Business--Marketing and Sales." The Company's present facilities are believed to be adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue.

ITEM 3.  LEGAL PROCEEDINGS

On January 31, 1997 an amended class action complaint (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors alleging the Company artificially inflated the value of its common stock during the period February 6, 1996 to September 13, 1996 by making false and misleading statements in its public disclosures. The Complaint consolidates two lawsuits filed in the fourth quarter of 1996. The plaintiffs seek unspecified damages based upon the decrease in market value of the shares of the Company's stock. On February 20,1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. The plaintiff seeks unspecified damages on behalf of the Company. Management intends to defend these actions vigorously and believes that ultimate resolutions will not have a material adverse effect on the Company's financial position or future results of operations.

Additionally, the Company is party to several intellectual property claims and disputes related to its business operations. The Company believes that the ultimate resolution of these claims and disputes will not have a material effect on the Company's financial position or future results of operations. However, if such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology or to license such technology on commercially reasonable terms.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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


                                                                                      Price Range of
                                                                                       Common Stock
                                                                                      High            Low
Year Ended December 31, 1995
  First Quarter......................................................              $21.39           $16.06
  Second Quarter.....................................................               36.17            18.89
  Third Quarter......................................................               49.00            32.67
  Fourth Quarter.....................................................               49.17            33.00
Year Ended December 31, 1996
  First Quarter......................................................              $48.75           $30.38
  Second Quarter.....................................................               53.75            34.50
  Third Quarter......................................................               53.25            18.63
  Fourth Quarter.....................................................               27.75            19.38

At March 7, 1997 there were approximately 1,800 holders of record of the Company's common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      (In thousands, except per share data)

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 1996 has been derived from the Company's audited Consolidated Financial Statements. The Company acquired the telecommunications equipment and related software business (the "GEMS Business") on November 10, 1992 (the "Acquisition") from Glentel, Inc., a Canadian corporation. Prior to the Acquisition, the Company had been in the real estate development business and in oil and gas pipeline construction. This Selected Consolidated Financial Data reflects the operating results of the GEMS Business only from November 10, 1992, the date of the Acquisition, thus the operating results for fiscal year 1992 are not comparable to the operating results for subsequent years. The year ended December 31, 1992 reflects only 51 days of the operating results of the GEMS Business following the Acquisition. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. The results of MUX are included from the date of its acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.


                                                                         Year Ended December 31,
                                                         1996          1995        1994        1993       1992
                                                         ----          ----        ----        ----       ----
OPERATING DATA:
   Net sales.......................................   $390,246       $321,404    $172,107    $136,139    $ 15,586
   Income from continuing
     operations before extraordinary
     item(1)............ ..........................     70,444         76,448      33,095      23,700        865
   Discontinued operations(2)......................       ---             ---         388         100     (7,990)
   Extraordinary item..............................       ---             ---         ---      (1,695)       ---
   Net income (loss)...............................     70,444         76,448      33,483      22,105     (7,125)
PRIMARY PER SHARE DATA:
   Income from continuing operations
      before extraordinary item....................       1.11           1.22        0.56        0.48       0.02
   Net income (loss)...............................       1.11           1.22        0.57        0.45      (0.19)





                                                                   At December 31,
                                                         1996         1995        1994         1993       1992
                                                         ----         ----        ----         ----       ----
BALANCE SHEET DATA:
   Working capital(3)...............................   $279,031     $223,487    $135,209     $ 94,898   $ 20,217
   Total assets.....................................    521,210      447,580     284,961      228,244    169,476
   Long-term debt, including current portion........        879        2,147       2,019        3,451     67,981
   Minority interest in consolidated subsidiaries...        ---          ---         ---          ---      3,565
   Put warrants.....................................        ---          ---         ---          ---        459
   Stockholders' equity.............................    455,861      390,694     245,435      198,708     64,022

(1) Income from continuing operations prior to November 10, 1992, resulted primarily from interest income and gains (losses) related to the Company's cash and marketable securities and other income and expenses unrelated to the discontinued operations.
(2) Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively. These operations are accounted for as discontinued for all periods presented.
(3) Working capital includes approximately $2.1 million attributable to the Company's discontinued oil and gas pipeline construction operations at December 31, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

Glenayre designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either: (i) Wireless Messaging, (ii) Wireless Interconnect or (iii) Integrated Network. Additionally, Glenayre provides service and support to its products.

In April 1995, the Company completed the acquisition of Western Multiplex Corporation ("MUX"), now located in Sunnyvale, California. MUX designs, manufactures and markets products (included in the Wireless Interconnect marketing unit) for use in point-to-point microwave communication systems. The purchase price of $28.6 million consisted of 1,687,432 shares of the Company's common stock (including 502,206 shares issuable upon exercise of stock options) valued at $27.3 million and $1.3 million in acquisition costs. The operating results of MUX are included in the consolidated results of the Company since the acquisition date.

Company management believes that the worldwide market for the wireless personal communications industry continues to grow. The Company's diversified customer base and technological competitive advantage should allow the Company to capitalize on the overall industry growth. As the service providers expand their systems to accommodate new subscribers, services and territories, domestically and internationally there should be opportunities for sales of the Company's expansion and enhancement products and related software. Additionally, the Company expects to participate in the delivery of products supporting the development of the more advanced Narrowband Personal Communication Services ("NPCS"). Although the Company began limited shipments of its NPCS products in 1996, the timing of sales of NPCS products in 1997 and subsequent years depends on product development schedules, the installation schedules of the Company's paging service provider customers and the market acceptance of NPCS by the customers of such paging service providers.

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related Notes.

1996 COMPARED WITH 1995

 NET SALES

Net sales in 1996 increased to $390.2 million from 1995 net sales of $321.4 million, an increase of $68.8 million, or 21%. This increase was primarily attributable to greater sales of Wireless Messaging products of approximately $52.3 million, or 18% over 1995, and increased sales of Wireless Interconnect products of approximately $15.2 million, or 117% over 1995. The increase in sales of Wireless Messaging products was primarily due to: (i) the continued expansion and upgrading of existing systems within the installed customer base;
(ii) the continued expansion internationally into new markets; and (iii) the sale of approximately $16.1 million of beta test and start up NPCS products. The increase in sales of Wireless Interconnect products was due to: (i) increased delivery of microwave radio products and (ii) the inclusion of the MUX operations only since its April 1995 acquisition. Net sales to U.S. customers in 1996 increased by approximately 14% over 1995 while 1996 net sales to international customers increased approximately 36% over 1995.

The Company believes that the slower growth experienced by its Wireless Messaging group in the 1996 shipments to domestic customers compared to 1995 shipments resulted from the sizable buildout in the prior year of paging systems with the latest technologies including faster protocols thus reducing paging service provider requirements for new systems coupled with a more constrained financing market for the U.S. paging industry. The slower growth as a result of these issues is in contrast to the continuing reports of subscriber gains by most of the U.S. public paging providers. This contradiction increases the difficulty of projections; however, the Company expects shipments to the domestic market of its one-way and NPCS products to grow by more than 15% in 1997 over 1996. The Company has made significant investments in international opportunities and anticipates the continued strong growth of international sales of its paging products in 1997.

Due to minimal international shipments, the Integrated Network's MVP product line experienced a significant decrease in its growth rate. The Company expects this group's sales growth to increase in 1997 as a more aggressive international strategy is implemented.

The growth rate of the Wireless Interconnect's microwave radio products when comparing 1996 to a full year of 1995 was in excess of 50%. The Company expects a return to a more modest growth rate in 1997 due to increased competition in this group's market.

The foregoing paragraphs contain forward-looking statements and the Company's actual results could differ materially due to rapid technological advances in the wireless telecommunications industry, delays in the introduction and market acceptance of NPCS products and systems, competition, limits on protection of Glenayre's proprietary technology, changes in governmental regulation and international business risks.

 GROSS PROFIT

Gross profit increased to $209.8 million, or 53.8% of 1996 net sales, from $182.6 million, or 56.8% of 1995 net sales. The decline in the gross profit margin percentage was primarily due to: (i) a change in the product mix which included a greater portion of sales of products with lower margins including increased revenue from international turn-key projects; (ii) an increase in fixed costs resulting from additional capacity brought on line during the latter half of 1995 in anticipation of NPCS commercial product line shipments which have been delayed by customers; and (iii) additional customer support costs.

The increased requests by the Company's international customers to provide turn-key installation of paging systems allows greater opportunities for follow on business. However, in addition to the Company's products, turn-key projects include OEM equipment, project management and field services which typically yield lower margins. The impact of the lower margins incurred from turn-key projects varies in each period depending on the customers' demand for this service.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $80.4 million, or 20.6% of 1996 net sales, from $56.6 million, or 17.6% of 1995 net sales. Selling, general and administrative expense increased by $23.8 million from 1995 to 1996. The increase primarily resulted from: (i) increased selling and marketing expenses of approximately $17.9 million (due to increased staffing, commissions, travel expenses, promotional material and new international sales office openings) required to achieve growth in net sales; (ii) approximately $5.8 million related to increased administrative staffing and travel expenses; and
(iii) general increases in employee costs and purchased services.

 RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased to $29.0 million, or 7.4% of 1996 net sales, from $24.0 million, or 7.5% of 1995 net sales. These research and development costs were for enhancements to existing products and new product development such as the NPCS products, from which increased revenue is expected in 1997 and subsequent years. Both hardware and software development costs are included in research and development costs. All research and development costs are expensed as incurred.

 DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $13.5 million for 1996 from $8.6 million for 1995. The increase was primarily attributable to: (i) significant purchases of plant and equipment in 1996 and the latter half of 1995 and (ii) goodwill related to the acquisition of MUX in April 1995. In order to provide the equipment and capacity necessary to meet the growth of its business, Glenayre spent $43.0 million and $34.6 million during 1996 and 1995, respectively, for capital expenditures (including approximately $15.9 million in 1996 related to purchases of Atlanta and Singapore facilities and approximately $18.0 million in 1995 related to expansion of the Quincy and Vancouver facilities and purchase of the Charlotte facility).

 INTEREST INCOME, NET

The Company realized net interest income of $9.7 million for 1996 compared to net interest income of $8.3 million for 1995. The increase was primarily attributable to higher average balances in cash and cash equivalents and short-term investments.

 INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 27.1% for 1996 and 24.9% for 1995 was primarily the result of the utilization of the Company's Net Operating Losses ("NOLs") and the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 27.1% in 1996 and 24.9% in 1995 was primarily the result of a variance between the 1996 and 1995 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company's Consolidated Financial Statements and "--Financial Condition and Liquidity."

The Company has had a significantly lower book tax rate as compared with the statutory tax rate in the last several years as a result of the reduction in the valuation allowance attributable to the Company's NOLs. The Company does not anticipate any sizable reductions in the valuation allowance for periods beginning after December 31, 1996. As a result, the book tax rate is expected to be approximately 35% to 36% for the reporting periods in 1997. However, the actual book tax rate may be different from the Company's estimate due to various issues including: (i) future tax legislation; (ii) the changes in the amount of international business by the Company; (iii) the utilization of U.S. R&D tax credits; (iv) changes in federal, state or international tax rates and (v) the availability of foreign sales corporation benefits.

1995 COMPARED WITH  1994

 NET SALES

Net sales in 1995 increased to $321.4 million from 1994 net sales of $172.1 million, an increase of $149.3 million, or 87%. This increase was primarily attributable to: (i) greater sales of Wireless Messaging products of approximately $129.9 million, or 84% over 1994; (ii) Integrated Network had increased sales of $6.4 million or 37%; and (iii) the inclusion of the MUX operations only since its April 1995 acquisition. The increase of Wireless Messaging products was primarily due to: (i) the continued expansion and upgrading of existing systems within the installed customer base; (ii) the continued expansion internationally into new markets and (iii) growth in market share. The increase in Integrated Network was primarily due to an increase in voice messaging sales and related products. Net sales to U.S. customers in 1995 increased by approximately 80% over 1994 while 1995 net sales to international customers increased approximately 100% over 1994.

 GROSS PROFIT

Gross profit increased to $182.6 million, or 56.8% of 1995 net sales, from $99.2 million, or 57.6% of 1994 net sales. The minimal change in the gross profit margin percentage was due to a change in the mix in products shipped and the impact of increased fixed manufacturing costs incurred as additional manufacturing capacity was brought on line during 1995.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $56.6 million, or 17.6% of 1995 net sales, from $41.1 million, or 23.9% of 1994 net sales. Selling, general and administrative expense increased by $15.5 million from 1994 to 1995. The increase primarily resulted from: (i) increased selling and marketing expenses of approximately $10.8 million (due to increased staffing, commissions, travel expenses, promotional material and new international sales office openings) required to achieve growth in net sales; (ii) approximately $4.7 million related to increased administrative staffing and travel expenses; and
(iii) general increases in employee costs and purchased services.

 RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense increased to $24.0 million, or 7.5% of 1995 net sales, from $16.0 million, or 9.3% of 1994 net sales. These research and development costs were for enhancements to existing products and new product development.

 DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $8.6 million for 1995 from $5.9 million for 1994. The increase was primarily attributable to: (i) significantly higher incremental purchases of plant and equipment in 1995 compared to 1994 and (ii) goodwill related to the acquisition of MUX in April 1995.

 INTEREST INCOME, NET

The Company realized net interest income of $8.3 million for 1995 compared to net interest income of $4.5 million for 1994. The increase was primarily attributable to: (i) higher average balances in cash and cash equivalents and short-term investments and (ii) higher average rates earned.

 INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 24.9% for 1995 and 17.9% for 1994 was primarily the result of the utilization of the Company's NOLs and the application of SFAS 109, in computing the Company's tax provision. The difference between the effective tax rate of 24.9% in 1995 and 17.9% in 1994 was primarily the result of a significant variance between the 1995 and 1994 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company's Consolidated Financial Statements and "--Financial Condition and Liquidity."

FINANCIAL CONDITION AND LIQUIDITY

FINANCIAL CONDITION AND LIQUIDITY

Net cash provided by operations increased to $83.5 million in 1996 compared to $39.0 million in 1995. The Company's working capital at December 31, 1996 was $279.0 million, including cash and cash equivalents and short-term investments of $131.8 million. Accounts payable and accrued liabilities at December 31, 1996 increased from December 31, 1995 primarily as a result of increased levels of operating activities during 1996. In addition to increased levels of operating activities, accounts receivables were higher due to increased domestic orders at non- standard payment terms and more international turn-key projects which typically have longer payment contract terms. During 1996 the Company received cash of $14.2 million from the exercise of stock options. During 1996, the Company spent $43.0 million for capital expenditures (including approximately $15.9 million related to the purchase of the Atlanta and Singapore facilities). These expenditures were necessary in order to provide the equipment and capacity to meet business growth. During 1996 the Company repurchased 1,570,000 of its common shares at an aggregate cost of $36.3 million, completing a repurchase program established by the Board of Directors in December 1994. In September 1996, the Board of Directors authorized the purchase of an additional 2,500,000 shares of the Company's common stock. No shares were repurchased under the 1996 authorization in 1996.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company's short-term investments are comprised of identical types of investments with the exception that their original maturities are greater than three months, but do not exceed one year. The Company expects to use its cash, cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1996, the Company had agreements to finance and arrange financing for approximately $20.7 million of paging and voice mail products. Further, at December 31, 1996, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $105.9 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

The Company believes that funds generated from continuing operations, together with its current cash reserves and short-term investments, will be sufficient to: (i) support the short-term and long-term liquidity requirements for current operations

(including annual capital expenditures and customer financing commitments) and
(ii) to repurchase shares as discussed above. Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.

 INCOME TAX MATTERS

The Company presently has a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards. These tax loss carryforwards are available to shelter future U.S. taxable income generated by the Company. Under the Company's current operating and business structure, the Company expects that the majority of the worldwide taxable income will be earned in the United States. Therefore, the Company's actual cash outlay for income taxes for the next few years will be limited to U.S. alternative minimum tax and foreign and state income taxes.

As described in Note 8 to the Company's Consolidated Financial Statements, the Company at December 31, 1996 had U.S. NOLs aggregating $70.0 million. However, the Company's favorable tax position could be mitigated, as there is no assurance that the U.S. taxable income will be sufficient to fully use these NOLs. Additionally, as the volume of international sales is expected to grow, the percentage of worldwide income taxable in international jurisdictions may increase in the future.

The Company has recorded a deferred tax asset of $29.7 million, net of a valuation allowance of $5.9 million, at December 31, 1996, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.

 INFLATION

For the three fiscal years ended December 31, 1996, the Company does not believe inflation has had a material effect on its results of operations.

 FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-K, the Company's Summary Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-K related to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 1996, 1995 and 1994 and for each of the three years in the period ended December 31, 1996, as well as the independent auditors' reports thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


(i)  Financial Statements:                                                                                     Page
  Report of Ernst & Young LLP Independent Auditors ................................................             20
  Report of Deloitte & Touche LLP Independent Auditors.............................................             21
  Consolidated Balance Sheets at December 31, 1996 and 1995........................................             22
  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994...........             23
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
    1995 and 1994..................................................................................             24
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.......             25
  Notes to Consolidated Financial Statements.......................................................             27

(ii)  Supplemental Schedule:

  (For the years ended December 31, 1996, 1995 and 1994)
  Schedule II - Valuation and Qualifying Accounts .................................................             46

All other schedules are omitted because they are not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. Our audits also included the information for the years ended December 31, 1996 and 1995 included in the supplemental schedule listed in the Index of Item 14(a). These financial statements and the supplemental financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audits. The consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries for the year ended December 31, 1994, were audited by other auditors whose report dated February 3, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related supplemental financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the years ended December 31, 1996 and 1995.






                                                               ERNST & YOUNG LLP



Charlotte, North Carolina
January 28, 1997

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Glenayre Technologies, Inc.

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Glenayre Technologies, Inc. and subsidiaries for the year ended December 31, 1994. Our audit also included the information for the year ended December 31, 1994 on the supplemental schedule listed in the Index at Item 14(a). These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the supplemental schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Glenayre Technologies, Inc. and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such supplemental schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended December 31, 1994.








DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 3, 1995

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                                      December 31,
                                                                                   1996            1995
 ASSETS
 Current Assets:
    Cash and cash equivalents..........................................            $  53,785       $  70,600
    Short-term investments.............................................               78,016          44,054
    Accounts receivable, net...........................................              119,851          89,265
    Trade notes receivable, current....................................               10,236           7,960
    Inventories........................................................               50,460          50,045
    Deferred income taxes..............................................               19,291           7,568
    Prepaid expenses and other current assets..........................                7,957           7,189
                                                                                   ----------     -----------
      Total current assets.............................................              339,596         276,681
 Trade notes receivable................................................               13,085          14,973
 Property, plant and equipment, net....................................               80,501          47,920
 Goodwill..............................................................               76,818          80,240
 Deferred income taxes.................................................               10,372          27,487
 Other assets.........................................................                   838             279
                                                                                   ----------     -----------
 TOTAL ASSETS                                                                      $521,210         $447,580
                                                                                   ========-        ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable....................................................            $  19,614        $ 15,709
   Accrued liabilities.................................................               40,781          36,162
   Other current liabilities...........................................                  170           1,323
                                                                                   ----------     -----------
     Total current liabilities.........................................               60,565          53,194
 Other liabilities.....................................................                4,784           3,692
 Stockholders' Equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding......................                  ---             ---
   Common stock, $.02 par value; authorized: 200,000,000
     shares; outstanding: 1996-59,868,202 shares;
     1995-60,044,752 shares............................................               1,197            1,201
   Contributed capital.................................................             301,771          297,017
   Retained earnings...................................................             152,893           92,476
                                                                                   ----------     -----------
     Total stockholders' equity........................................             455,861          390,694
                                                                                   ----------     -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................            $521,210         $447,580
                                                                                   =========        ========

                See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                1996           1995            1994
                                                                             --------       --------         -------
 NET SALES. .........................................................        $390,246       $321,404        $172,107
                                                                             --------       --------        --------
 COSTS AND EXPENSES:
      Cost of sales..................................................         180,468        138,773          72,908
      Selling, general and administrative expense....................          80,428         56,579          41,079
      Research and development expense ..............................          28,983         23,968          15,991
      Depreciation and amortization expense..........................          13,482          8,571           5,884
                                                                             --------       --------        --------
      Total costs and expenses.......................................         303,361        227,891         135,862
                                                                             --------       --------        --------
 INCOME FROM OPERATIONS..............................................          86,885         93,513          36,245
                                                                             --------       --------        --------
 OTHER INCOME (EXPENSES):
      Interest income................................................           9,805          8,457           4,750
      Interest expense ..............................................             (151)         (190)           (300)
      Other, net ....................................................             112            (35)           (400)
                                                                             --------       --------        --------
      Total other income (expenses), net.............................           9,766          8,232           4,050
                                                                             --------       --------        --------
 INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES..............................................          96,651        101,745          40,295
 PROVISION FOR INCOME TAXES..........................................          26,207         25,297           7,200
                                                                             --------       --------        --------
 INCOME FROM CONTINUING OPERATIONS...................................          70,444         76,448          33,095
 GAIN FROM DISCONTINUED OPERATIONS...................................             ---            ---             388
                                                                             --------       --------        --------
 NET INCOME                                                                  $ 70,444       $ 76,448        $ 33,483
                                                                             ========       ========        ========

 PRIMARY INCOME PER COMMON SHARE:
      Continuing operations..........................................          $ 1.11         $ 1.22           $ .56
      Discontinued operations........................................             ---            ---             .01
                                                                             --------       --------        --------
 NET INCOME PER COMMON SHARE--PRIMARY                                          $ 1.11         $ 1.22           $ .57
                                                                               ======        =======        ========
 FULLY DILUTED INCOME PER COMMON SHARE:
      Continuing operations..........................................          $ 1.11         $ 1.22           $ .56
      Discontinued operations........................................             ---            ---             .01
                                                                             --------       --------        --------
 NET INCOME PER COMMON SHARE--FULLY DILUTED..........................          $ 1.11         $ 1.22           $ .57
                                                                             ========       ========        ========



                See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)



                                                                                                Unearned
                                                                                                 Stock         Total
                                                 Common Stock         Contributed   Retained     Compen-    Stockholders'
                                             Shares        Amount       Capital     Earnings     sation        Equity
   Balances, December 31, 1993..........     53,791        $ 1,076     $ 192,826    $ 5,296      $ (490)     $ 198,708
   Net income...........................                                             33,483                     33,483
   Amortization of unearned
     stock compensation.................                                                            490            490
   Utilization of net operating
     loss carryforwards ................                                  10,326    (10,326)                       ---
   Stock options exercised..............      2,284             45         4,271                                 4,316
   Tax benefit of stock options
     exercised ...........................                                 9,726                                 9,726
   Repurchase of common stock...........        (84)            (1)       (1,287)                               (1,288)
                                            -------         ------      --------  ---------     -------      ---------
   Balances, December 31, 1994..........     55,991          1,120       215,862     28,453         ---        245,435

   Net income...........................                                             76,448                     76,448
   Stock options exercised..............      2,899             58        16,090                                16,148
   Shares issued and options assumed in
     connection with business
     acquisition........................      1,185             24        27,244                                27,268
   Utilization of net operating loss
     carryforwards......................                                  12,425    (12,425)
   Tax benefit of stock options
     exercised............................                                26,433                                26,433
   Repurchase of common stock...........        (30)            (1)       (1,037)                               (1,038)
                                            -------        -------     ---------  ---------     -------     ----------

   Balances, December 31, 1995..........     60,045          1,201       297,017     92,476        ----        390,694
   Net income...........................                                             70,444                     70,444
   Stock options exercised..............      1,393             28        14,061                                14,089
   Utilization of net operating loss
     carryforwards......................                                  10,027    (10,027)                        --
   Tax benefit of stock options
     exercised..........................                                  16,947                                16,947
   Repurchase of common stock...........     (1,570)           (32)      (36,281)                              (36,313)
                                            -------        -------     ---------  ---------     -------     ----------
   Balances, December 31, 1996..........     59,868         $1,197      $301,771   $152,893     $   -0-       $455,861
                                           ========       ========     =========   ========     =======     ==========


                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                                   Year Ended December 31,
                                                                            1996           1995              1994
                                                                          -----------    -----------      ---------
        CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income................................................         $ 70,444        $ 76,448        $ 33,483
        Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization...........................           13,482           8,571           5,884
          Gain on disposal of discontinued operations.............              ---             ---            (388)
          Changes in deferred income taxes........................            5,392          (4,998)         (5,218)
          Loss on disposal of equipment...........................               82             203              65
          Tax benefit of stock options exercised..................           16,947          26,433           9,726
          Stock compensation expense..............................              ---             169             490
          Other noncash expenses..................................              121              73             222
          Changes in operating assets and liabilities, net of
            effects of business acquisitions and the sale of
            discontinued operations:
             Accounts receivable..................................          (30,586)        (54,222)         (6,622)
             Notes receivable.....................................             (388)         (1,637)        (13,174)
             Inventories..........................................             (415)        (23,152)         (5,207)
             Prepaids and other current assets....................             (768)            227            (802)
             Real estate held for sale............................              ---             ---           2,700
             Other assets.........................................             (559)         (3,384)           (143)
             Accounts payable.....................................            3,905           5,406           5,085
             Accrued liabilities..................................            4,619           8,811           4,002
             Other liabilities....................................            1,207              93           2,337
                                                                              -----        --------        --------
        NET CASH PROVIDED BY OPERATING

         ACTIVITIES...............................................           83,483          39,041          32,440
                                                                             ------        --------        --------
        CASH FLOWS FROM INVESTING ACTIVITIES:

        Purchases of property, plant and equipment................          (43,017)        (34,638)         (8,627)
        Proceeds from sale of equipment...........................              123              26              13
        Net proceeds from sale of interest in oil and gas
          pipeline construction business..........................              ---           3,600             ---
        Maturities of short-term investments......................          171,812         122,679          29,503
        Purchases of short-term investments.......................         (205,774)       (127,271)        (68,965)
        Cash acquired, net of acquisition costs.........................        ---             396             ---
                                                                            -------        --------         -------

        NET CASH USED IN INVESTING ACTIVITIES.....................          (76,856)        (35,208)        (48,076)
                                                                            -------        --------         -------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)

                                                                                          Year Ended December 31,
                                                                                ------------------------------------------
                                                                                1996               1995            1994
                                                                             -----------        ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings...................................          (1,279)             (325)          (1,448)
Issuance of common stock.............................................          14,150            16,087            4,316
Common stock repurchases.............................................         (36,313)           (1,038)          (1,288)
                                                                              -------            ------           ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................         (23,442)           14,724            1,580
                                                                              -------            ------           ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................................................         (16,815)           18,557          (14,056)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................          70,600            52,043           66,099
                                                                              -------            ------          -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................         $53,785           $70,600          $52,043
                                                                              =======           =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest...........................................................          $  140            $   85             $ 144
  Income taxes.......................................................           6,183             1,843             1,176


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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (tabular amounts in thousands of dollars except per share amounts)

1.  BUSINESS ACQUISITION

 WESTERN MULTIPLEX ACQUISITION

On April 25, 1995 Glenayre Technologies, Inc. (the "Company") acquired Western Multiplex Corporation ("MUX"), now located in Sunnyvale, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of $28.6 million consisted of 1,687,432 shares of the Company's common stock (including 502,206 shares issuable upon exercise of stock options) valued at $27.3 million and $1.3 million in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1995 include the operating results of MUX for the period April 25, 1995 to December 31, 1995. The acquisition was accounted for as a purchase and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the acquisition, as follows:

      Current assets.........................................$ 7,886
      Property, plant and equipment............................1,188
      Goodwill................................................21,991
      Deferred tax asset.........................................704
       Liabilities assumed ...................................(3,186)
                                                             -------
                                                             $28,583
                                                             =======

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

                                                              1995        1994
                                                              ----        ----

      Net sales.............................................$326,656    $190,920
      Income from continuing operations.....................  76,600      34,550
      Income from continuing operations per
          common share......................................$   1.22    $    .58


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

 CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These investments generally consist of high-grade commercial paper, bank certificates of deposits, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities.

 INVENTORIES

Inventories are valued at the lower of average cost or market.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-7 years).

 GOODWILL

Goodwill represents the excess of cost over assigned fair market value of net assets acquired and is being amortized on a straight-line basis over estimated useful lives not exceeding 30 years. Goodwill is shown net of accumulated amortization of $12.4 million and $8.9 million at December 31, 1996 and 1995, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future profitability of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

 FOREIGN CURRENCY TRANSLATION

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations, which are not significant, are included in the consolidated statements of income.

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

 COMPUTER SOFTWARE DEVELOPMENT COSTS

Product related computer software development costs are expensed as incurred. Such costs are required to be expensed until the point of technological feasibility is established. Costs which may otherwise be capitalized after such point are generally not significant and are therefore expensed as incurred.

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

 RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the 1996 financial statement presentation.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)


3.  SHORT-TERM INVESTMENTS

Short-term investments amounting to $78.0 million and $44.1 million at December 31, 1996 and 1995, respectively, generally consist of highly liquid, high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities with original maturities greater than three months, but not exceeding one year. Short-term investments are stated at cost which approximates fair market value.


4.  ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 1996 and 1995 consist of:

                                                                           1996             1995
                                                                         ---------      ---------
            Trade receivables .......................................    $119,657         $89,372
            Retainage receivable.....................................       1,407           1,364
            Other....................................................       3,314           2,586
                                                                       ----------       ---------
                                                                          124,378          93,322
            Less:  allowance for doubtful accounts...................      (4,527)        ( 4,057)
                                                                       -----------      ---------
                                                                         $119,851         $89,265


Trade receivables at December 31, 1996 and 1995 included unbilled costs and estimated earnings under contracts in the amount of approximately $17.9 million and $10.7 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.


5.  INVENTORIES

Inventories at December 31, 1996 and 1995 consist of:

                                                          1996            1995
                                                        --------         ------
            Raw materials........................       $25,656         $30,191
            Work-in-process:
               Uncompleted contracts.............         3,757             604
               Other.............................         7,603           7,743
            Finished goods.......................        13,444          11,507
                                                         ------          ------
                                                        $50,460         $50,045
6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1996 and 1995 consist of:
                                                             1996         1995
                                                          ----------   ---------
            Land.......................................     $  3,737   $  1,562
            Buildings..................................       36,987     21,376
            Furniture, fixtures and equipment..........       58,059     34,646
            Leasehold improvements.....................        2,134      1,142
                                                            --------   --------
                                                             100,917     58,726
            Less: Accumulated depreciation.............      (20,416)   (10,806)
                                                            --------   --------
                                                             $80,501    $47,920
                                                            ========   ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)


  7.  ACCRUED LIABILITIES

 Accrued liabilities at December 31, 1996 and 1995 consist of:
                                                      1996           1995
                                                   ----------      ------

            Accrued project costs................... $6,811        $3,310
            Accrued warranty costs..................  3,742         2,713
            Accrued sales commissions...............  3,474         1,603
            Accrued compensation and benefits.......  8,704        10,107
            Accrued income taxes....................  3,640         5,972
            Other accruals.......................... 14,410        12,457
                                                    -------       -------
                                                    $40,781       $36,162
                                                    =======       =======


  8.  INCOME TAXES

  The Company's income tax provision consists of the following:

                                                                          1996         1995        1994
                                                                        -------      -------     -------
            Current provision:
               United States Federal................................    $12,978      $6,398     $   ---
               Charge equivalent to tax benefit of stock
                 option exercises...................................     16,947      26,433       9,726
               Foreign..............................................      2,432       2,658       2,653
               State and local......................................      3,032         962          40
                                                                        -------      ------      ------
                 Total current......................................     35,389      36,451      12,419
                                                                        -------      ------      ------
            Deferred provision (benefit):
               Before valuation allowance adjustment................        845       1,271       5,107
               Adjustment to valuation allowance....................    (10,027)    (12,425)    (10,326)
                                                                        -------     -------     -------
                 Total deferred benefit.............................     (9,182)    (11,154)     (5,219)
                                                                        -------     -------     -------
            Total provision.........................................    $26,207     $25,297     $ 7,200
                                                                        =======     =======     =======

 The sources of income from continuing operations before income taxes are presented as follows:

                                                              1996        1995         1994
                                                             -------     -------     -------

            United States..............................      $84,880    $ 87,919     $35,437
            Foreign....................................       11,771      13,826       4,858
                                                             -------    --------     -------
            Income from continuing operations..........      $96,651    $101,745     $40,295
                                                             =======    ========     =======


 The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                                              1996       1995      1994
                                                                            -------    -------    -------
            Income tax provision at U.S. statutory rate..............       $33,828    $35,611    $14,104
            Reduction in valuation allowance.........................       (10,027)   (12,425)   (10,326)
            Foreign taxes at rates other than U.S. statutory rate....        (1,201)    (2,129)     1,997
            U.S. research and experimentation credits................          (977)       ---        ---
            State taxes (net of federal benefit).....................         3,474      3,307        655
            Non-deductible goodwill amortization.....................         1,110        933        770
                                                                            -------    -------    -------
            Income tax provision ....................................       $26,207    $25,297    $ 7,200
                                                                            =======    =======    =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)


The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company's deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                              1996     1995
                                                              -----    -----
          Assets:
            U.S. net operating loss carryforwards........... $24,507   $40,612
            State net operating loss carryforwards..........   1,559     3,495
            U.S. capital loss carryforwards.................     ---       439
            Other...........................................  13,748    13,822
                                                              ------    ------
                                                              39,814    58,368
            Less: Valuation allowance.......................  (5,902)  (17,861)
                                                              -------  -------
                                                              33,912    40,507
          Liabilities.......................................  (4,249)   (5,452)
                                                              -------  -------
          Deferred tax asset, net........................... $29,663   $35,055
                                                             =======   =======

The reduction in the valuation allowance of $11,959,000 during the year ended December 31, 1996 related primarily to $10,027,000 from the recognition of tax benefits which arose prior to the 1988 quasi-reorganization (see below). The Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 1996 will be fully realized.

At December 31, 1996, the Company has U.S. net operating loss carryforwards as follows:


                                                            Operating
       Year of Expiration                                     Losses

           1997........................................  $       ---
            1998.......................................       19,783
            1999.......................................          ---
            2000.......................................        3,521
            2001.......................................        6,596
            2002.......................................       28,502
            2003.......................................        4,810
            Thereafter.................................        6,809
                                                            --------
                                                             $70,021

The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1996 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)


If the original guidance in SAB 86 had been applied, the Company's net income for the years ended December 31, 1996, 1995 and 1994 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $10,027,000 ($.16 per share) in 1996, $12,425,000 ($.20 per share) in 1995, and $10,326,000 ($.18 per share) in 1994.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $18.0 million at December 31, 1996. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $900,000 would be payable upon remittance of all previously unremitted earnings at December 31, 1996.

9.  OPERATING LEASE COMMITMENTS

The Company leases office facilities and various equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1996 are as follows:

          1997.............................          $2,276
          1998.............................           2,401
          1999.............................           1,918
          2000.............................           1,214
          2001.............................             925
          Thereafter.......................           2,769
                                                    -------
                                                    $11,503

Rent expense for continuing operations amounted to $3,629,000, $2,184,000 and $1,254,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

10. EMPLOYEE BENEFIT PLANS

  (A) POSTRETIREMENT HEALTH CARE BENEFITS

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company's policy is to fund benefits as they become due.

The Company accounts for retiree healthcare benefits in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services.

The accumulated amortization of an initial obligation of approximately $1.0 million related to an acquisition in 1992 being amortized over twenty years was $203,000 at December 31, 1996.

The Company's accumulated postretirement benefit obligation at December 31, 1996 and 1995 relate to:

                                                          1996        1995
                                                         ------     -------
       Retirees........................................  $  527     $   532
       Fully eligible plan participants................     227         379
       Other active plan participants..................     666         607
                                                         ------    --------
                                                         $1,420     $ 1,518
                                                         ======    ========
                                       33

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

Net postretirement benefit costs for the years ended December 31, 1996, 1995 and 1994 consist of the following components:


                                                    1996       1995       1994
                                                   -----      -----      -----
       Service cost .............................   $190       $105      $  84
       Interest cost on accumulated
          postretirement benefit obligation......    109         84         87
       Amortization of gain......................    ---        (17)       ---
       Amortization of transition obligation ....     51         51         51
                                                   -----      -----       ----
                                                    $350       $223       $222
                                                    ====       ====       ====

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1996 was 10% for 1997, decreasing linearly each successive year until it reaches 4.75% in 2004, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and the 1996 net postretirement health care cost by approximately 14.8% and 18.3%, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1996 and 1995 was 7.25%.

  (B) DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans attributable to continuing operations amounted to approximately $2,210,000, $1,830,000 and $1,159,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

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

  (B) STOCK REPURCHASE PROGRAMS

In September 1996, the Board of Directors authorized the purchase of up to 2,500,000 shares of the Company's common stock. No shares under this program were repurchased in 1996. In December 1994, the Board of Directors authorized the purchase of up to 1,687,500 shares of the Company's common stock. During 1996, 1995 and 1994, the Company repurchased 1,570,000 shares, 30,000 shares and 84,375 shares, respectively, at costs of $36.3 million, $1.0 million and $1.3 million, respectively (shown as a reduction of common stock and contributed capital) under this repurchase program.

  (C) STOCK OPTION PLANS

The Company maintains several stock option plans which are administered by a committee of the Board of Directors (the "Committee") and are utilized to promote the long-term financial interests and growth of the Company.

On May 22, 1996, the Company's stockholders approved the establishment of the 1996 Incentive Stock Plan (the "1996 Plan"), reserving 2,200,000 shares for directors, certain key employees and other key persons providing services to the Company and its subsidiaries.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)


The 1996 Plan provides for formula-based awards of stock options to the non-employee directors of the Company based on their years of service. During 1996, the Committee granted options to purchase 18,000 shares of common stock at the fair market value of $21.75 per share to one director pursuant to the formula-based award provision of the 1996 Plan. In addition, at various dates during 1996, the Committee granted options to purchase in the aggregate 1,155,250 shares of common stock at the fair market value at the date of grant to certain officers and employees. All these options to purchase shares expire ten years from the date of grant.

Activity and price information regarding the 1996 Plan is summarized as follows:

                                                                   Price
                                                Shares             Range
      Granted..............................   1,173,250       $20.00---$48.38
      Canceled.............................       6,700       23.88---  48.38
                                              ---------       ---------------
      Outstanding, December 31, 1996.......   1,166,550       $20.00---$46.88
                                              =========       ===============

Of the outstanding options under the 1996 Plan at December 31, 1996, 400,930 are currently exercisable.

On May 14, 1991, the Company's stockholders approved the establishment of the 1991 Long-Term Incentive Plan (the "1991 Plan"), reserving 3,847,500 common shares for directors, officers and other key employees of the Company and its subsidiaries. On October 30, 1992, the Company's stockholders approved an amendment to the 1991 Plan (i) to increase the number of shares of common stock available for issuance pursuant to awards under the 1991 Plan from 3,847,500 to 8,100,000; (ii) to permit the Company to sell stock under the 1991 Plan at less than fair market value; and (iii) to provide for formula-based awards of stock options to the non-employee directors of the Company based on their years of service. Further, on May 26, 1994, the Company's stockholders approved an amendment to the 1991 Plan (i) to change the name to the Long-Term Incentive Plan and (ii) to increase the number of shares of common stock available for issuance pursuant to awards under the 1991 Plan from 8,100,000 to 11,475,000 shares.

During 1995 and 1994, the Committee granted options to purchase 81,000 and 60,750 shares of common stock at $43.59 and $11.11 per share, respectively, to four directors pursuant to the formula-based award provision of the 1991 Plan. In addition, at various dates during 1996, 1995 and 1994, the Committee granted options to purchase in the aggregate 73,500, 1,547,723, and 2,051,663 shares, respectively, of common stock at the fair market value at the date of grant to certain officers and employees. All these options to purchase shares expire ten years from the date of grant.

Activity and price information regarding the 1991 Plan is summarized as follows:

                                                                         Price
                                                     Shares              Range
      Outstanding, December 31, 1993............   5,281,076        $1.27---$11.11
      Granted...................................   2,112,413        11.11--- 17.26
      Exercised.................................  (1,989,646)        1.27--- 12.74
      Canceled..................................  (   33,750)            12.74
                                                 ------------       --------------
      Outstanding, December 31, 1994............   5,370,093         1.27--- 17.26
      Granted...................................   1,628,723        16.72--- 47.67
      Exercised.................................  (2,180,558)        1.27--- 28.22
      Canceled..................................  (   20,814)       12.74--- 22.44
                                                 ------------       --------------
      Outstanding, December 31, 1995 ...........   4,797,444         1.27--- 47.67
      Granted...................................      73,500        23.88--- 47.67
      Exercised.................................  (  844,007)        1.27--- 44.25
      Canceled..................................     (25,601)       22.44--- 36.25
                                                  -----------       --------------
      Outstanding, December 31, 1996............   4,001,336        $1.27---$47.67
                                                  ===========       ==============

Of the outstanding options under the 1991 Plan at December 31, 1996, 3,493,076 are currently exercisable.

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

Activity and price information regarding the 1987 Plan is summarized as follows:


                                                                    Price
                                                   Shares           Range
       Outstanding, December 31, 1993............  911,270     $1.04---$1.26
       Exercised................................. (256,500)    1.04---  1.26
       Canceled..................................      (20)         1.26
                                                  --------     -------------
       Outstanding, December 31, 1994............  654,750     1.04---  1.26
       Exercised................................. (459,000)    1.17---  1.26
                                                  --------     -------------
       Outstanding, December 31, 1995............  195,750     1.04---  1.26
       Exercised................................. (195,750)    1.04---  1.26
                                                  --------     -------------
       Outstanding, December 31, 1996............    -0-        $     ---
                                                  ========     =============

In connection with the April 1995 acquisition of MUX, the Company agreed to issue 502,206 shares of its common stock upon the exercise of certain outstanding options which had previously been granted by MUX to certain of its employees (the "MUX Options").

Activity and price information regarding the MUX Options is summarized as follows:


                                                                Price
                                                 Shares         Range
      Outstanding, April 25, 1995............    502,206    $1.84---$6.60
      Exercised..............................   (188,084)    1.84--- 6.60
                                                ---------   -------------
      Outstanding, December 31, 1995.........    314,122     1.98--- 6.60
      Exercised..............................   (290,597)    1.98--- 6.60
                                                ---------   -------------
      Outstanding, December 31, 1996.........     23,525    $1.98---$6.60
                                                =========   =============


All outstanding MUX options at December 31, 1996 are currently exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995: risk-free interest rates of 5.77% to 6.16%; dividend yields of 0%; a volatility factor of the expected market price of the Company's common stock of .53; and an expected life of the option of 1.3 to 4 years.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        1996         1995
                                        ----         ----

Pro forma net income.............      $59,090     $69,526

Pro forma earnings per share:
  Primary........................         $.94       $1.12
  Fully diluted..................          .94        1.11


Because FASB 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

In December 1996, due to a significant decline in the market price of the Company's common stock, the Committee reduced the exercise price to $23.88 per share on options to purchase 632,667 shares which had been awarded originally at various dates during 1996 at $32.50 to $51.38 per share to employees of the Company. The reduced price and the original grant price reflect the fair market value of the Company's common stock on the date of modification and the date of the original award, respectively. The award modifications resulted in a decrease to 1996 pro forma net income of approximately $906,000 or $.01 per share.

Contributed capital was increased $16.9 million, $26.4 million and $ 9.7 million in 1996, 1995 and 1994, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

  (D) EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1993, the Company established the Glenayre Technologies, Inc. Employee Stock Purchase Plan (the "ESP Plan") reserving 506,250 shares of common stock. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every January 1 and July 1. The price for common stock offered under the ESP Plan for each six-month period is equal to 90% of the average market price of the common stock for the five trading days prior to the first day of the six-month period. For the January 1, 1997 to June 30, 1997 period, the stock purchase price will be $19.20. As of December 31, 1996, 172,587 shares had been issued at a purchase price range of $5.60 to $37.07 with 333,663 shares reserved under the ESP Plan.

  (E) INCOME PER COMMON SHARE

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

The number of shares used to compute primary per share data for the years ended December 31, 1996, 1995 and 1994 was 63,416,321; 62,479,480; and 58,703,468,
respectively.

For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on December 31, 1996, 1995 and 1994 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the years ended December 31, 1996, 1995 and 1994 was 63,443,175; 62,813,289; and 58,791,720, respectively.

12.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company issues bid and performance letters of credit which in the aggregate amounted to approximately $20.3 million and $6.1 million as of December 31, 1996 and 1995, respectively. These letters of credit have terms from approximately 4 to 39 months. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1996, the Company had agreements to finance and arrange financing for approximately $20.7 million of paging and voice mail products. Additionally, at December 31, 1996, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $105.9 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

On January 31, 1997 an amended class action complaint (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors alleging the Company artificially inflated the value of its common stock during the period February 6, 1996 to September 13, 1996 by making false and misleading statements in its public disclosures. The Complaint consolidates two lawsuits filed in the fourth quarter of 1996. The plaintiffs seek unspecified damages based upon the decrease in market value of the shares of the Company's stock. On February 20,1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. The plaintiff seeks unspecified damages on behalf of the Company. Management intends to defend these actions vigorously. Additionally, the Company is currently involved in various other disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.

13. LINE OF BUSINESS AND OPERATIONS BY GEOGRAPHIC AREAS

The Company's continuing operations involve one business segment: the manufacture, sale and service of telecommunications equipment and related software used by service providers and other wireless personal communications markets. The Company markets and services its products in the United States, Canada and other countries through its own direct sales organization or outside distributors and agents. Sales to one customer amounted to approximately 15%, 16% and 13% of net sales for 1996, 1995 and 1994, respectively.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

Sales and operating profits by geographical area are measured by the locale of the revenue-producing operations and are as follows:


                                                                   Net Sales                             Operating Profit
                                                     ------------------------------------        -------------------------------
Year ended December 31,                                1996          1995          1994           1996        1995         1994
-----------------------                              --------      --------      --------        -------     -------     -------
United States....................................    $389,218      $321,184      $171,780        $80,093     $83,245     $36,564
Canada  .........................................     128,848        82,892        42,354         10,617      13,348       5,560
Other countries..................................      15,424         8,761         5,294          1,271         774         828

Eliminations.....................................    (143,244)      (91,433)      (47,321)           ---         ---         ---
                                                    ---------      --------      --------       --------     -------      ------

  Geographic totals..............................    $390,246      $321,404      $172,107         91,981      97,367      42,952
                                                     ========      ========      ========
Corporate, interest and other income (expenses)
  and eliminations...............................                                                  4,670       4,378      (2,657)
                                                                                                 -------    --------      ------
Income from continuing operations before
  income taxes...................................                                                $96,651    $101,745     $40,295
                                                                                                 =======    ========     =======

                                                         Assets
                                                ----------------------
December 31,                                1996          1995          1994
                                          -------       --------     --------
United States......................      $330,218      $298,323      $174,538
Canada  ...........................        49,078        39,940        18,078
Other countries....................        16,607         2,813         1,200
                                         --------      --------      --------
  Geographic totals................       395,903       341,076       193,816
General corporate assets...........       125,307       106,504        91,145
                                         --------      --------      --------
Consolidated totals................      $521,210      $447,580      $284,961
                                         ========      ========      ========


Net sales include product transfers and service revenues between geographic areas and are generally priced to recover cost plus an appropriate markup for profit. These are eliminated in consolidation as follows:


Year ended December 31,                                  1996          1995           1994
-----------------------                                --------      --------       -------
Product transfers - Canada.......................      $101,652       $65,703       $30,925
Service revenues:
  Canada.........................................        27,196        17,189        11,429
  Other countries................................        14,396         8,541         4,967
                                                       --------       -------       -------
    Total eliminations...........................      $143,244       $91,433       $47,321
                                                       ========       =======       =======


Export sales from the United States by geographic areas to unaffiliated customers are as follows:


Year ended December 31,                   1996          1995          1994
-----------------------                 --------     ---------     ---------

Canada ..........................     $  16,270     $  15,272      $  5,189
Middle East......................         7,617        16,930           612
Pacific Rim......................        92,109        54,705        38,895
Europe...........................        16,354        17,793         8,306
Other ...........................        21,929         9,153         3,866
                                       --------      --------       -------
  Total export sales.............      $154,279      $113,853       $56,868
                                       ========      ========       =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

       (tabular amounts in thousands of dollars except per share amounts)

14. RELATED PARTY TRANSACTION

During 1994, the Company paid $200,000 (included in selling, general and administrative expense) for various financial advisory services from an investment management firm, two of the principals of which served on the Board of Directors of the Company.

15. CONCENTRATIONS OF CREDIT RISK

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

Concentrations of credit risk with respect to trade notes and accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1996 principally all of the Company's receivables are concentrated in the telecommunications industry. Approximately 42% of notes receivable are from customers located in the U.S. with the remaining balance predominately from customers located in the Pacific Rim and South America. Principally all notes receivable are secured by the related equipment.

16. INTERIM FINANCIAL DATA--UNAUDITED

                                                               Quarters ended
                                                    March 31    June 30      Sept. 30     Dec. 31
1996
Net sales........................................   $89,378     $105,085      $91,572    $104,211
Net income.......................................    17,076       22,863       13,801      16,704
Primary income per common share..................      0.27         0.36         0.22        0.27
Fully diluted per common share...................      0.27         0.36         0.22        0.27

1995
Net sales........................................   $59,862     $ 74,979      $88,104     $98,459
Net income.......................................    13,782       18,223       21,061      23,382
Primary income per common share..................      0.23         0.29         0.33        0.37
Fully diluted per common share...................      0.23         0.29         0.33        0.37

17. SUBSEQUENT EVENT - BUSINESS ACQUISITION

On January 9,1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of approximately $7.7 million consisted of 369,983 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at approximately $6.5 million, approximately $1.0 million in cash and approximately $194,000 in acquisition costs. The acquisition will be accounted for as a purchase business combination.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None.

                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements," "COMPENSATION--Compensation Committee Interlocks and Insider Participation," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i) Financial Statements                                                                              Page

  Report of Ernst & Young LLP Independent Auditors.................................................     20
  Report of Deloitte & Touche LLP Independent Auditors.............................................     21
  Consolidated Balance Sheets at December 31, 1996 and 1995........................................     22
  Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994...........     23
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
   1995 and 1994...................................................................................     24
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.......     25
  Notes to Consolidated Financial Statements.......................................................     27

(ii) Supplemental Schedule:

  (For the years ended December 31, 1996, 1995 and 1994)
  Schedule II - Valuation and Qualifying Accounts..................................................     46

All other schedules are omitted because they are not applicable or not required.

B.     REPORTS ON FORM 8-K

       During the three months ended December 31, 1996, the Company filed a Current Report on Form 8-K dated November 7, 1996. Under Item 5, the Company reported that it issued a press release which announced that a class action lawsuit had been filed against it and certain of its officers and directors by two shareholders.

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

2.3 Second Amendment to Purchase and Sale Agreement, dated September 21, 1995, among GEL, N-W, Nu-West, Manufacturing, and R&D was filed as
         Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.1 Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit
         3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2 Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1 Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.*

10.2 Stock Option Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey which, in part, amends the Employment Agreement, dated December 31, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.3 First Amendment, dated April 15, 1994, to the Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.4 Amendment Agreement, dated February 1, 1995, which in part, amends the Employment Agreement dated December 3, 1990 and the Stock Option agreement dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.5 Agreement, dated December 31, 1996, which terminates the Employment Agreement, dated December 3, 1990 between the Company and Clarke H. Bailey is filed herewith.*

10.6 Employment Agreement, dated November 10, 1992, between N-W and Ramon D. Ardizzone was filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.7 Amendment, dated March 9, 1995, to the Employment Agreement dated November 10, 1992 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.8 Employment Agreement, dated June 21, 1995, between the Company and Ramon D. Ardizzone was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference.*

10.9 Amendment, dated December 8, 1995, to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.10 Second Amendment, dated December 12, 1996 to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone is filed herewith.*

10.11 Employment Agreement, dated August 27, 1996 between the Company and Gary B. Smith was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and is incorporated herein by reference.*

10.12 Amendment, dated December 12, 1996, to the Employment Agreement dated August 27, 1996 between the Company and Gary B. Smith is filed herewith.*

10.13 Executive Severance Benefit Agreement, dated February 1, 1995, between the Company and Stan Ciepcielinski (the "Ciepcielinski Agreement") was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference. Executive Severance Benefit Agreements, dated February 1, 1995 between the Company and individually with Russ K. Allen, Kenneth C. Thompson and Beverley W. Cox, and dated December 16, 1996 between the Company and Eugene C. Pridgen are identical, in all material respects, with the Ciepcielinski Agreement and are not filed as exhibits. *

10.14 ET Securities Agreement, dated November 10, 1992, between N-W and seven senior employees of the Company was filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.15 First Amendment to ET Securities Agreement, dated December 29, 1992, between the Company and seven senior employees of the Company was filed as Exhibit 25(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.*

10.16 Second Amendment to ET Securities Agreement, dated March 17, 1994, between the Company and seven senior employees of the Company was filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.17 Third Amendment to ET Securities Agreement, dated March 9, 1995, between the Company and seven senior employees of the Company was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.18 ET Securities Agreement Releases dated as of June 21, 1994 and August 31, 1994 was filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.*

10.19 Glenayre Electronics, Inc. Deferred Compensation Plan is filed herewith.*

10.20 Glenayre Management By Objective Plan for the year ended December 31, 1994 was filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.21 Glenayre Management By Objective Plan for the year ended December 31, 1995 was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.22 Glenayre Management By Objective Plan for the year ended December 31, 1996 was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.23 Glenayre 1996 Incentive Stock Plan was filed as Exhibit 4 to the Registrant's Form S-8 filed May 28, 1996 and is incorporated herein by reference.*

10.24 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.25 N-W 1987 Stock Option Plan (conformed to incorporate first amendment effective as of January 12, 1990, second amendment effective as of May 1, 1991 and third amendment effective as of July 15, 1992) was filed as
         Exhibit 10(v) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.26 Investment Advisory Agreement, dated October 7, 1988, between Nu-West, Inc. and Cramer Rosenthal McGlynn, Inc. was filed as
         Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

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

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.
*Management Contract

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                Column A                  Column B                 Column C            Column D     Column E
                                                                  Additions
                                          Balance at      Charged to    Charged to                  Balance at
                                          Beginning       Costs and       Other                       End of
              Description                 of Period        Expenses      Accounts     Deductions     Period
ALLOWANCE FOR DOUBTFUL ACCOUNTS ON
ACCOUNTS AND NOTES RECEIVABLE:
   Year ended December 31, 1996              $4,072           $878           $5         $428        $4,527
   Year ended December 31, 1995               3,148            505          483           64         4,072
   Year ended December 31, 1994               2,499            129          603           83         3,148

VALUATION ALLOWANCE ON
    NOTES RECEIVABLE - FAIR
MARKET VALUE  ADJUSTMENT:
   Year ended December 31, 1996                 394            (73)         ---          ---           322
   Year ended December 31, 1995                 442            (48)         ---          ---           394
   Year ended December 31, 1994                 ---            442          ---          ---           442

VALUATION ALLOWANCE ON
   INVENTORIES:
   Year ended December 31, 1996               4,705          1,904          ---        2,244         4,365
   Year ended December 31, 1995               3,153          2,270         (611)         107         4,705
   Year ended December 31, 1994               1,481          2,687          ---        1,015(3)      3,153

VALUATION ALLOWANCE ON REAL
   ESTATE HELD FOR SALE:
   Year ended December 31, 1996                 ---            ---          ---          ---           ---
   Year ended December 31, 1995                 ---            ---          ---          ---           ---
   Year ended December 31, 1994              19,657            ---       (1,844)(2)   17,813(1)        ---

(1)Reduction on real estate assets sold.
(2)Previously established reserves reclassified to accrued liabilities.
(3)Includes amounts written off ($700) or revalued ($315).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                            GLENAYRE TECHNOLOGIES, INC.


                                            By  /s/ Gary B. Smith
                                                Gary B. Smith
                                                PRESIDENT, CHIEF EXECUTIVE
                                                OFFICER AND DIRECTOR


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1997:


/s/ Ramon D. Ardizzone                                 /s/ Clarke H. Bailey
Ramon D. Ardizzone                                     Clarke H. Bailey
CHAIRMAN OF THE BOARD AND DIRECTOR                     DIRECTOR


/s/ Gary B. Smith
Gary B. Smith                                          Donald S. Bates
PRESIDENT, CHIEF EXECUTIVE OFFICER                     DIRECTOR
(PRINCIPAL EXECUTIVE OFFICER)
AND DIRECTOR

                                                       Peter W. Gilson
/s/ Stan Ciepcielinski                                 DIRECTOR
Stan Ciepcielinski
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL OFFICER), AND TREASURER           /s/ John J. Hurley
                                                       John J. Hurley
                                                       DIRECTOR
/s/ Billy C. Layton
Billy C. Layton
VICE PRESIDENT,
CONTROLLER AND CHIEF ACCOUNTING OFFICER                Stephen P. Kelbley
(PRINCIPAL ACCOUNTING OFFICER)                         DIRECTOR

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

2.3 Second Amendment to Purchase and Sale Agreement, dated September 21, 1995, among GEL, N-W, Nu-West, Manufacturing, and R&D was filed as
         Exhibit 2.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.1 Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit
         3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2 Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1 Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 and is incorporated herein by reference.*

10.2 Stock Option Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey which, in part, amends the Employment Agreement, dated December 31, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(1) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.3 First Amendment, dated April 15, 1994, to the Employment Agreement, dated December 3, 1990, between the Company and Clarke H. Bailey was filed as Exhibit 10(a)(2) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and is incorporated herein by reference.*

10.4 Amendment Agreement, dated February 1, 1995, which in part, amends the Employment Agreement dated December 3, 1990 and the Stock Option agreement dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.5 Agreement, dated December 31, 1996, which terminates the Employment Agreement, dated December 3, 1990 between the Company and Clarke H. Bailey is filed herewith.*

10.6 Employment Agreement, dated November 10, 1992, between N-W and Ramon D. Ardizzone was filed as Exhibit 10(b) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.7 Amendment, dated March 9, 1995, to the Employment Agreement dated November 10, 1992 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.8 Employment Agreement, dated June 21, 1995, between the Company and Ramon D. Ardizzone was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference.*

10.9 Amendment, dated December 8, 1995, to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.10 Second Amendment, dated December 12, 1996 to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone is filed herewith.*

10.11 Employment Agreement, dated August 27, 1996 between the Company and Gary B. Smith was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and is incorporated herein by reference.*

10.12 Amendment, dated December 12, 1996, to the Employment Agreement dated August 27, 1996 between the Company and Gary B. Smith is filed herewith.*

10.13 Executive Severance Benefit Agreement, dated February 1, 1995, between the Company and Stan Ciepcielinski (the "Ciepcielinski Agreement") was filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference. Executive Severance Benefit Agreements, dated February 1, 1995 between the Company and individually with Russ K. Allen, Kenneth C. Thompson and Beverley W. Cox, and dated December 16, 1996 between the Company and Eugene C. Pridgen are identical, in all material respects, with the Ciepcielinski Agreement and are not filed as exhibits. *

10.14 ET Securities Agreement, dated November 10, 1992, between N-W and seven senior employees of the Company was filed as Exhibit 10(c) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.15 First Amendment to ET Securities Agreement, dated December 29, 1992, between the Company and seven senior employees of the Company was filed as Exhibit 25(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.*

10.16 Second Amendment to ET Securities Agreement, dated March 17, 1994, between the Company and seven senior employees of the Company was filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.17 Third Amendment to ET Securities Agreement, dated March 9, 1995, between the Company and seven senior employees of the Company was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.18 ET Securities Agreement Releases dated as of June 21, 1994 and August 31, 1994 was filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and is incorporated herein by reference.*

10.19 Glenayre Electronics, Inc. Deferred Compensation Plan is filed herewith.*

10.20 Glenayre Management By Objective Plan for the year ended December 31, 1994 was filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and is incorporated herein by reference.*

10.21 Glenayre Management By Objective Plan for the year ended December 31, 1995 was filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.*

10.22 Glenayre Management By Objective Plan for the year ended December 31, 1996 was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.23 Glenayre 1996 Incentive Stock Plan was filed as Exhibit 4 to the Registrant's Form S-8 filed May 28, 1996 and is incorporated herein by reference.*

10.24 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.25 N-W 1987 Stock Option Plan (conformed to incorporate first amendment effective as of January 12, 1990, second amendment effective as of May 1, 1991 and third amendment effective as of July 15, 1992) was filed as
         Exhibit 10(v) to the Registrant's Current Report on Form 8-K filed November 25, 1992 and is incorporated herein by reference.*

10.26 Investment Advisory Agreement, dated October 7, 1988, between Nu-West, Inc. and Cramer Rosenthal McGlynn, Inc. was filed as Exhibit 28(b) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 and is incorporated herein by reference.

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

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.

*Management Contract