Form 10-Q
period 1997-03-31
GLENAYRE TECHNOLOGIES INC
filed 1997-04-23
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1997


 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                           ------------        --------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                              98-0085742
         ------------------------------------        --------------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

 5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA                       28209
  (Address of principal executive offices)                          Zip Code


                                 (704) 553-0038
         ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                      -------------------------------------

              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at April 22, 1997 was 60,197,344 shares.

Glenayre Technologies, Inc. and Subsidiaries
------------------------------------------------------------------------------





                                      INDEX



Part I - Financial Information:

         Item 1.    Financial Statements

                                                                                            Page

                    Independent Accountant's Review Report......................................3

                    Condensed Consolidated Balance Sheets as of
                         March 31, 1997 (Unaudited) and December 31, 1996.......................4

                    Condensed Consolidated Statements of Income for the
                         Three months ended March 31, 1997 and 1996 (Unaudited).................5

                    Condensed Consolidated Statement of Stockholders' Equity
                         For the three months ended March  31, 1997 (Unaudited).................6

                    Condensed Consolidated Statements of Cash Flows for the
                         Three months ended March 31, 1997 and 1996 (Unaudited).................7

                    Notes to Condensed Consolidated Financial Statements (Unaudited)............8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...................................11


Part II - Other Information:

         Item 6.    Exhibits and Reports on Forms 8-K..........................................15


Glenayre Technologies, Inc. and Subsidiaries
-------------------------------------------------------------------------------
Independent Accountants' Review Report

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income, the condensed consolidated statement of stockholders' equity and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 28, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                       Ernst & Young LLP

Charlotte, North Carolina
April 17, 1997
                                       3

Glenayre Technologies, Inc. and Subsidiaries
-------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         March 31, 1997         December 31, 1996
                                                                          (Unaudited)

ASSETS
Current Assets:
     Cash and cash equivalents....................................         $  82,032                 $53,785
     Short-term investments.......................................            48,577                  78,016
     Accounts receivable, net.....................................           126,455                 119,851
     Trade notes receivable, current..............................            11,230                  10,236
     Inventories .................................................            51,317                  50,460
     Deferred income taxes........................................            15,931                  19,291
     Prepaid expenses and other current assets....................             7,383                   7,957
                                                                             -------                 -------
         Total Current Assets.....................................           342,925                 339,596

Trade notes receivable............................................            22,748                  13,085
Property, plant and equipment, net.................................           83,119                  80,501
Goodwill...........................................................           85,016                  76,818
Deferred income taxes.............................................             8,581                  10,372
Other assets......................................................             1,473                     838
                                                                           ---------               ---------
TOTAL ASSETS......................................................          $543,862                $521,210
                                                                            =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................          $ 17,866                $ 19,614
     Accrued liabilities..........................................            45,212                  40,781
     Other current liabilities....................................               240                     170
                                                                              ------                 -------
         Total Current Liabilities................................            63,318                  60,565

Other liabilities.................................................             4,587                   4,784
Stockholders' Equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized,
        no shares issued and outstanding..........................               ---                     ---
     Common stock, $.02 par value; authorized 200,000,000 shares;
        outstanding:  March 31, 1997 - 60,197,344 shares;
        December 31, 1996 - 59,868,202 shares.....................             1,203                   1,197
     Contributed capital..........................................           308,656                 301,771
     Retained earnings............................................           166,098                 152,893
                                                                           ---------                --------
        Total stockholders' equity................................           475,957                 455,861
                                                                           ---------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................          $543,862                $521,210
                                                                           =========                ========



Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries
------------------------------------------------------------------------------


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                     -------------------------------------
                                                                             1997            1996
                                                                     -------------------------------------


NET SALES ........................................................          $105,771          $89,378
                                                                            --------          -------
COSTS AND EXPENSES:
     Costs of sales...............................................            50,550           39,767
     Selling, general and administrative expense...............               23,444           18,014
     Research and development expense.............................             8,649            6,353
     Depreciation and amortization expense........................             4,535            3,096
                                                                           --------           -------
         Total Costs and Expenses.................................            87,178           67,230
                                                                            --------           -------
INCOME FROM OPERATIONS............................................            18,593           22,148
                                                                            --------           -------
OTHER INCOME (EXPENSES):
     Interest income..............................................             2,161            2,279
     Interest expense.............................................               (14)             (53)
     Other, net...................................................                71               20
                                                                            --------           -------
         Total Other Income (Expenses), net.......................             2,218            2,246
                                                                             --------           -------
INCOME BEFORE INCOME TAXES........................................            20,811           24,394
PROVISION FOR INCOME TAXES........................................             7,365            7,318
                                                                             -------          -------
NET INCOME........................................................           $13,446          $17,076
                                                                             ========         =======
NET INCOME PER COMMON SHARE - PRIMARY.............................           $   .22          $   .27
                                                                            ========          =======


NET INCOME PER COMMON SHARE - FULLY DILUTED......................            $   .22          $   .27
                                                                            =========         ========

            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)


                                                                                                           Total
                                           Common Stock            Contributed        Retained         Stockholders'
                                      Shares       Amount            Capital         Earnings             Equity
                                      --------     -----------    --------------     ------------    -----------------

Balances, December 31, 1996..........  59,868        $1,197          $301,771         $152,893             $455,861
Net Income............................                                                  13,446               13,446
Stock options exercised...............     16           ---                88                                    88
Shares issued in connection with
   business acquisition...............    313             6             6,535                                 6,541
Utilization of net operating loss
   carryforwards......................                                    241            (241)                  ---
Tax benefit of stock options
   exercised..........................                                     21                                    21
                                       -------        ------            -------         -------                ------
Balances, March 31, 1997...........    60,197         $1,203         $308,656         $166,098             $475,957
                                     ========        =======          =======          =======             ========

            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
----------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (tabular amounts in thousands of dollars)
                                   (unaudited)


                                                              Three Months Ended March 31,
                                                               ---------------------------
                                                                1997          1996
                                                                ---------- -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES ..................   $  6,384    $ 19,416
                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment ............     (5,639)     (4,269)
     Proceeds from sale of equipment .......................         24          19
     Maturities of short-term investments ..................     53,661      29,394
     Purchases of short-term investments ...................    (24,223)    (39,378)
     Payments for business acquisition, net of cash acquired     (1,122)       --
                                                                -------     --------
         Net cash provided by (used in) investing activities     22,701     (14,234)
                                                                -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in other liabilities ..........................       (926)        (44)
     Issuance of common stock ..............................         88       5,360
     Common stock repurchases ..............................       --        (2,429)
                                                                -------     --------
         Net cash provided by (used in) financing activities       (838)      2,887
                                                                --------    ---------
NET INCREASE IN CASH AND CASH
      EQUIVALENTS ..........................................     28,247       8,069
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD .............................................     53,785      70,600
                                                              ---------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................   $ 82,032    $ 78,669
                                                               ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest ..............................................   $     20   $      41
     Income taxes ..........................................      1,072       2,337


SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On January 9, 1997, the Company acquired CNET, Inc. ("CNET"). In connection with this acquisition the Company paid $1,194,000 (including $194,000 in acquisition costs) and issued common stock valued at $6,541,000 for assets with a fair value of $11,853,000 and assumed liabilities of $4,118,000.

            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (tabular amounts in thousands of dollars)
                                   (unaudited)

Glenayre Technologies, Inc. and Subsidiaries
------------------------------------------------------------------------------


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

1.      BUSINESS ACQUISITION

       On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of $7.7 million consisted of 369,983 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at $6.5 million, $1.0 million in cash and $194,000 in acquisition costs. The acquisition will be accounted for as a purchase business combination and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the acquisition, as follows:

       Current assets..........................           $1,752
       Equipment...............................              412
       Goodwill................................            9,343
       Other non-current assets................              346
       Liabilities assumed.....................           (4,118)
                                                         --------
                                                          $7,735
                                                         ========

2.     INVENTORIES

                                         March 31,              December 31,
Inventories consist of:                    1997                    1996
                                      ------------------      -----------------
       Raw materials.................        $25,230               $25,656
       Work-in-process:
          Uncompleted contracts......          4,429                 3,757
          Other......................          7,079                 7,603
       Finished goods................         14,579                13,444
                                             -------               -------
                                             $51,317               $50,460
                                             =======               =======

Glenayre Technologies, Inc. and Subsidiaries
-------------------------------------------------------------------------------

3.     GOODWILL

       Goodwill is shown net of accumulated amortization of $13.5 million and $12.4 million at March 31, 1997 and December 31, 1996, respectively.

4.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                      Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                          1997         1996

       Income tax provision at U.S. statutory rate..... $7,284         $8,538
       Reduction in valuation allowance................   (241)        (1,842)
       Foreign taxes at rates other than U.S.
          statutory rate...............................   (560)          (238)
       State taxes (net of federal benefit)............    479            793
       U.S. Research and Experimentation Credits.......   ---             300
       Non-deductible goodwill amortization.......... .    403           (233)
                                                        ------         ------
       Income tax provision............................ $7,365         $7,318
                                                        ======         =======
       Subsequent to the quasi-reorganization completed on February 1, 1988, as described in Note 5, the benefits derived from the utilization of tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of these tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes," contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with the SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

       If the original guidance in SAB 86 had been applied, the Company's net income for the three-months ended March 31, 1997 and 1996 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $241,000 (less than $.01 per share) and $1.8 million ($.03 per share) for the three months ended March 31, 1997 and 1996, respectively.

       The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 1997 will be fully realized.

Glenayre Technologies, Inc. and Subsidiaries
----------------------------------------------------------------------------


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

       (b)  Income per Common Share

       Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute primary per share data for the three-month periods ended March 31, 1997 and 1996 was 61,903,081 and 63,727,518, respectively.

       For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on March 31, 1997 and 1996 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the three-month periods ended March 31, 1997 and 1996 was 61,901,683 and 63,734,640 respectively.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of less than $.01 to primary earnings per share for the three months ended March 31, 1997 and an increase in primary earnings per share for the three months ended March 31, 1996 of $.01 per share. The impact of FASB 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

       (c)  Stock Options

       Subsequent to March 31, 1997, the Plan Administration Committee of the Board of Directors of Glenayre repriced substantially all outstanding stock options held by current employees of Glenayre with exercise prices in excess of $9 per share to the closing market price on the repricing date. This repricing covered outstanding stock options for approximately 3 million shares of the Common Stock of Glenayre.

Glenayre Technologies, Inc. and Subsidiaries
------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


BACKGROUND

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either (i) Wireless Messaging (including products and services sold into the paging and Narrowband Personal Communication Services ("NPCS") marketplace and the Company's major service and support groups); (ii) Integrated Network (including the Company's MVP(R) Modular Voice Processing system and the network management systems of its newly acquired subsidiary, CNET, Inc.); and (iii) Wireless Interconnect (including products for microwave communications systems and rural radio.) On January 9, 1997 the Company completed the acquisition of CNET, Inc. ("CNET"). The operating results of CNET are included in the operating results of the Company since the acquisition date.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes and the Cautionary Statement included as Exhibit 99.


THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

NET SALES

The Company's net sales for the three months ended March 31, 1997 increased to $106 million from net sales for the three months ended March 31, 1996 of $89 million, an increase of $16 million, or 18%. The increase in sales was primarily due to increased delivery of the Company's MVP systems and microwave radio products. Net sales of the Wireless Messaging, Integrated Network and Wireless Interconnect groups were approximately $84 million, $13 million and $9 million, respectively, for the three months ended March 31, 1997 compared to approximately $80 million, $4 million, and $5 million, respectively, for the three months ended March 31, 1996. Sales to a single customer, Paging Network, Inc. ("PageNet"), totaled approximately 14% and 17% of sales for the three months ended March 31, 1997 and 1996, respectively. PageNet issued a press release on April 17, 1997 which announced, among other things, that Motorola, Inc. had been selected as PageNet's preferred infrastructure supplier. The Company is unable to determine the impact this development will have on future operating results. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

The Company continues to anticipate continued growth in 1997 sales of its paging products to the international market. However, due to the current constrained financing market for the U.S. paging industry and existing capacity of paging providers to serve their subscribers, the Company expects 1997 shipments to the domestic market of its one-way paging products to be below 1996 levels. These are forward-looking statements and the Company's actual results could differ materially due to rapid technological advances in the wireless telecommunications industry, delays in the introduction and market acceptance of NPCS products and systems, competition, limits on protection of Glenayre's proprietary technology, changes in governmental regulation and international business risks.

GROSS PROFIT

Gross profit increased to $55 million, or 52% of net sales, for the three months ended March 31, 1997, from $50 million, or 56% of net sales, for the three months ended March 31, 1996. The decrease in gross margin percentage is primarily the result of: (i) a change in the product mix which included a greater portion of sales of products with lower margins including increased revenue from international turn-key projects; and (ii) additional customer support costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $23 million, or 22% of net sales, for the three months ended March 31, 1997, from $18 million, or 20% of net sales, for the three months ended March 31, 1996. The increase in expense is primarily due to: (i) the addition of sales, marketing, and administrative personnel and other expenses associated with the Company's higher sales volume;
(ii) the inclusion of operating expenses incurred by CNET only since the acquisition date in January 1997; and (iii) general increases in personnel costs and other purchased services.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $4.5 million or 4% of net sales, for the three months ended March 31, 1997 from $3.1 million or 3% of net sales for the three months ended March 31, 1996. The increase is primarily attributable to: (i) the significant increase in purchases of equipment during 1996 and (ii) the amortization of goodwill related to the acquisition of CNET in January 1997.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $8.6 million, or 8% of net sales, for the three months ended March 31, 1997, from $6.4 million, or 7% of net sales, for the three months ended March 31, 1996, an increase of $2.3 million, or 36%. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth of its business. The increase in expense is primarily a result of additional expenditures in manpower and materials for these programs and the inclusion of expenditures incurred by CNET only since the acquisition date in January 1997. Research and development costs are expensed as incurred.


INTEREST INCOME, NET

The Company realized net interest income of $2.1 million for the three months ended March 31, 1997 compared to net interest income realized of $2.2 million for the three months ended March 31, 1996. Higher average balances in cash and cash equivalents, short-term investments and notes receivables were offset by lower average interest rates experienced on cash equivalents and short-term investments in the 1997 period compared to 1996.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 35.4% for the three months ended March 31, 1997 and 30.0% for the three months ended March 31, 1996 is primarily the result of: (i) the utilization of the Company's net operating losses; (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 35.4% in 1997 and 30.0% in 1996 is primarily the result of a variance between the 1997 and 1996 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Condensed Consolidated Financial Statements.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at March 31, 1997 was $280 million, including cash and cash equivalents and short-term investments of $131 million. Accrued liabilities at March 31, 1997 increased from December 31, 1996 primarily as a result of increased operating activities and timing differences. Notes receivables at March 31, 1997 increased from December 31, 1996 due to customer requests for financing in the normal course of business primarily for purchases of the Company's one-way paging and NPCS products. Goodwill at March 31, 1997 increased from December 31, 1996 as a result of the CNET acquisition in January 1997. During the three months ended March 31, 1997, the Company spent $5.6 million for capital expenditures. These expenditures were necessary in order to provide the equipment to meet the growth of the business.

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

The Company expects to use its cash, cash equivalents, and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, and the possible expansion into complementary businesses. In September 1996, the Board of Directors authorized the purchase of 2,500,000 shares of the Company's common stock. As of March 31, 1997, no shares had been repurchased under the 1996 authorization. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At March 31, 1997, the Company had agreements to finance and arrange financing for approximately $57 million of paging and voice mail products. Further, at March 31, 1997, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $65 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to support its short-term and long-term liquidity requirements for current operations (including capital expenditures and stock repurchases). Company management believes that, if needed, it can establish appropriate borrowing arrangements with lending institutions.
                                       13

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, Annual Report to Stockholders, Form 10-Q or any Form 8-K or any other written or oral statements made by or on behalf of the Company include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-Q related to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 of this Form 10-Q.

Glenayre Technologies, Inc. and Subsidiaries
------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEMS 1 through 5 are inapplicable and have been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K

      (a)    Exhibits

             Exhibit 10 Termination Agreement, dated March 18, 1997 between the Company and Kenneth C.Thompson.

             Exhibit 11 Computation of earnings per common share for the three-month periods ended March 31, 1997 and 1996.

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

            Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

        (b)  Reports on Form 8-K

             During the three months ended March 31, 1997, the Company filed a Current Report on Form 8-K dated February 26, 1997. Under Item 5, the Company reported that it issued a press release which announced that a shareholder's derivative lawsuit had been filed against certain current and former members of its Board of Directors by one shareholder.

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



                                             Glenayre Technologies, Inc.
                                             -----------------------------------
                                           (Registrant)




                                             /s/ Stanley Ciepcielinski
                                             ---------------------------------
                                           Stanley Ciepcielinski
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




                                             /s/ Billy C. Layton
                                             ------------------------------
                                           Billy C. Layton
                                           Vice President, Controller and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)


Date:  April 23, 1997