Form 10-Q
period 1997-06-30
GLENAYRE TECHNOLOGIES INC
filed 1997-07-23
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                           ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to


                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 DELAWARE                              98-0085742
    ------------------------------------        --------------------------
    (State or Other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)              Identification No.)

              5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA      28209
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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at July 22, 1997 was 60,309,184 shares.

Glenayre Technologies, Inc. and Subsidiaries

                                      INDEX



Part I - Financial Information:

         Item 1.    Financial Statements

                                                                                                       Page

              Independent Accountant's Review Report...................................................3

              Condensed Consolidated Balance Sheets as of
                   June 30, 1997 (Unaudited) and December 31, 1996.....................................4

              Condensed Consolidated Statements of Income for the
                   six months ended June 30, 1997 and 1996 (Unaudited).................................5

              Condensed Consolidated Statements of Income for the
                   three months ended June 30, 1997 and 1996 (Unaudited)...............................6

              Condensed Consolidated Statement of Stockholders' Equity
                   for the six months ended June 30, 1997 (Unaudited)..................................7

              Condensed Consolidated Statements of Cash Flows for the
                   six months ended June 30, 1997 and 1996 (Unaudited).................................8

              Notes to Condensed Consolidated Financial Statements (Unaudited).........................9

         Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................................................13


Part II - Other Information:

         Item 4.    Submission of Matters to a Vote of Security Holders................................18

         Item 6.    Exhibits and Reports on Forms 8-K..................................................18


Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month periods and six-month periods ended June 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1997 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Charlotte, North Carolina
July 18, 1997
                                       3

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                         June 30, 1997         December 31, 1996
ASSETS                                                                  (Unaudited)
Current Assets:
     Cash and cash equivalents....................................         $  79,340                $ 53,785
     Short-term investments.......................................            63,412                  78,016
     Accounts receivable, net.....................................           123,498                 119,851
     Trade notes receivable, current..............................             8,356                  10,236
     Inventories .................................................            49,906                  50,460
     Deferred income taxes........................................             7,920                  19,291
     Prepaid expenses and other current assets....................             7,008                   7,957
         Total Current Assets.....................................           339,440                 339,596

Trade notes receivable............................................            36,107                  13,085
Property, plant and equipment, net................................            86,426                  80,501
Goodwill..........................................................            83,829                  76,818
Deferred income taxes.............................................            11,114                  10,372
Other assets......................................................             2,739                     838

TOTAL ASSETS......................................................          $559,655                $521,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................          $ 18,897                 $19,614
     Accrued liabilities..........................................            43,192                  40,781
     Other current liabilities....................................               228                     170
         Total Current Liabilities................................            62,317                  60,565

Other liabilities.................................................             5,180                   4,784
Stockholders' Equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized,
        no shares issued and outstanding..........................              ---                    ---
     Common stock, $.02 par value; authorized 200,000,000 shares;
        outstanding:  June 30, 1997 - 60,306,516 shares;
        December 31, 1996 - 59,868,202 shares.....................             1,206                   1,197
     Contributed capital..........................................           310,798                 301,771
     Retained earnings............................................           180,154                 152,893
        Total stockholders' equity................................           492,158                 455,861
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................          $559,655                $521,210


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

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                     ------------------------------------------------
                                                                             1997                       1996
                                                                     ----------------------     ---------------------

NET SALES ........................................................          $215,943                    $194,463
COSTS AND EXPENSES:
     Costs of sales..............................................            101,121                      85,599
     Selling, general and administrative expense...............               47,957                      37,055
     Research and development expense.............................            18,018                      13,407
     Depreciation and amortization expense........................             9,285                       6,376
         Total Costs and Expenses.................................           176,381                     142,437
INCOME FROM OPERATIONS............................................            39,562                      52,026

OTHER INCOME (EXPENSES):
     Interest income..............................................             5,043                       4,821
     Interest expense.............................................               (35)                        (96)
     Other, net...................................................              (743)                         76
         Total Other Income (Expenses), net.......................             4,265                       4,801

INCOME BEFORE INCOME TAXES........................................            43,827                      56,827
PROVISION FOR INCOME TAXES........................................            15,421                      16,888
NET INCOME........................................................           $28,406                     $39,939

NET INCOME PER COMMON SHARE - PRIMARY.............................          $    .45                     $   .63



NET INCOME PER COMMON SHARE -
     FULLY DILUTED................................................          $    .45                     $  .62



            See notes to condensed consolidated financial statements

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                   (unaudited)





                                                                                   Three Months Ended
                                                                                        June 30,
                                                                     ------------------------------------------------
                                                                             1997                       1996
                                                                     ----------------------     ---------------------

NET SALES ........................................................          $110,172                    $105,085
COSTS AND EXPENSES:
     Costs of sales...............................................            50,571                      45,832
     Selling, general and administrative expense...............               24,513                      19,041
     Research and development expense.............................             9,369                       7,054
     Depreciation and amortization expense........................             4,750                       3,280
         Total Costs and Expenses.................................            89,203                      75,207
INCOME FROM OPERATIONS............................................            20,969                      29,878

OTHER INCOME (EXPENSES):
     Interest income..............................................             2,882                       2,542
     Interest expense.............................................               (21)                        (43)
     Other, net...................................................              (814)                         56
         Total Other Income (Expenses), net.......................             2,047                       2,555

INCOME BEFORE INCOME TAXES........................................            23,016                      32,433
PROVISION FOR INCOME TAXES........................................             8,056                       9,570
NET INCOME........................................................           $14,960                     $22,863

NET INCOME PER COMMON SHARE - PRIMARY.............................          $    .24                     $   .36



NET INCOME PER COMMON SHARE -
     FULLY DILUTED................................................          $    .24                     $   .36



            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)

                                                                                                           Total
                                           Common Stock            Contributed        Retained         Stockholders'
                                      Shares       Amount            Capital         Earnings             Equity
                                      --------     -----------    --------------     ------------    -----------------

Balances, December 31, 1996..........  59,868        $1,197          $301,771         $152,893             $455,861

Net Income............................                                                  28,406               28,406

Stock options exercised...............    126             3             1,193                                 1,196

Shares issued in connection with

   business acquisition...............    313             6             6,535                                 6,541

Utilization of net operating loss

   carryforwards......................                                  1,145          (1,145)                  ---

Tax benefit of stock options

   exercised..........................                                    154                                   154

Balances, June 30, 1997...............60,307         $1,206          $310,798        $180,154              $492,158


            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (tabular amounts in thousands of dollars)
                                   (unaudited)


                                                                                  Six Months Ended June 30,
                                                                         --------------------------------------------
                                                                              1997                       1996
                                                                         ----------------          ------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES.........................        $24,500                   $65,547
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment...................       (12,681)                   (10,568)
     Proceeds from sale of equipment..............................            38                         94
     Maturities of short-term investments.........................        73,084                     78,535
     Purchases of short-term investments..........................       (58,480)                   (98,272)
     Payments for business acquisition, net of cash acquired......        (1,122)                     ---
         Net cash provided by (used in) investing activities......           839                    (30,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in other liabilities.................................          (980)                       (90)
     Issuance of common stock.....................................         1,196                     12,943
     Common stock repurchases.....................................           ---                     (2,429)
         Net cash provided by financing activities................           216                     10,424

NET INCREASE IN CASH AND CASH
      EQUIVALENTS.................................................        25,555                     45,760
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD....................................................        53,785                     70,600
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................       $79,340                   $116,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest.....................................................     $      49                 $       75
     Income taxes.................................................         2,007                      3,685


SUPPLEMENTAL INFORMATION OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On January 9, 1997, the Company acquired CNET, Inc. ("CNET"). In connection with this acquisition the Company paid $1,194,000 (including $194,000 in acquisition costs) and issued common stock valued at $6,541,000 for assets with a fair value of $11,853,000 and assumed liabilities of $4,118,000.

            See notes to condensed consolidated financial statements
                                       8

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (tabular amounts in thousands of dollars)
                                   (unaudited)





The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

1.      BUSINESS ACQUISITION

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of $7.7 million consisted of 369,983 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at $6.5 million, $1.0 million in cash and $194,000 in acquisition costs. The acquisition was accounted for as a purchase business combination and the purchase price was assigned to the net assets acquired based on the fair values of such assets and liabilities at the date of the acquisition, as follows:

       Current assets..........................           $1,752
       Equipment...............................              412
       Goodwill................................            9,343
       Other non-current assets................              346
       Liabilities assumed.....................           (4,118)
                                                          $7,735

2.     INVENTORIES

                                                        June 30,         December 31,
Inventories consist of:                                  1997                 1996
                                                  -----------------      -----------------
       Raw materials...........................          $24,997               $25,656
       Work-in-process:
          Uncompleted contracts................            3,903                 3,757
          Other................................            6,379                 7,603
       Finished goods...........................          14,627                13,444
                                                         $49,906               $50,460


3.     GOODWILL

          Goodwill is shown net of accumulated amortization of $14.7 million and $12.4 million at June 30, 1997 and December 31, 1996, respectively.

4.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                             Three Months Ended June         Six Months Ended June
                                                                       30,                            30,
                                                            --------------------------      -------------------------
                                                              1997           1996             1997           1996
                                                            ----------    ------------      ----------     ----------

Income tax provision at U.S. statutory rate............        $8,055        $11,351          $15,339       $19,889
Reduction in valuation allowance.......................          (902)          (650)          (1,145)       (2,492)
Foreign taxes at rates other than U.S.
   statutory rate......................................           (72)        (1,742)            (630)       (1,980)
State taxes (net of federal benefit)...................           560          1,054            1,039         1,847
U.S. Research and Experimentation Credits..............           ---           (744)             ---          (977)
Non-deductible goodwill amortization...................           415            301              818           601
Income tax provision...................................        $8,056         $9,570          $15,421       $16,888



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

       If the original guidance in SAB 86 had been applied, the Company's net income for the three-month and six-month periods ended June 30, 1997 and 1996 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $902 thousand ($.01 per share) and $650 thousand ($.01 per share) for the three months ended June 30, 1997 and 1996, respectively. Additionally, the reduction in net income would have been $1.1 million ($.02 per share) and $2.5 million ($.04 per share) for the six months ended June 30, 1997 and 1996, respectively.

       The Company believes that it is more likely than not that the net deferred tax asset recorded at June 30, 1997 will be fully realized.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------



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

       (b)  Stockholders Rights Agreement

In May 1997, the Company's Board of Directors adopted a Preferred Shares Rights Agreement. Under the Preferred Shares Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock to holders of record as of the close of business on June 12, 1997. Initially, the Rights will automatically trade with the common stock and will not be exercisable.

If any person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, 1/100th of a share of Series A Junior Participating Preferred Stock. Each fractional preferred share will have economic and voting terms similar to those of one share of common stock. In the event of such a tender offer or 15% or more stock acquisition, the Rights certificates, after a short period, will trade separately from the common stock and will be exercisable.

Each Right, under certain circumstances, entitles the holder to purchase the number of Glenayre common stock (or, at the discretion of the Board of Directors, share of Series A Junior Participating Preferred Stock) which have an aggregate market value equal to twice the exercise price of $80. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of Glenayre common stock or 1/100th share of Series A Junior Participating Preferred Stock. The Board may also redeem the Rights at a price of $0.01 per Right.

In addition, if any person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock and Glenayre either merges with or into another company or Glenayre sells 50% or more of its assets or earning power to another company, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, a number of shares of the surviving company which has a market value equal to twice the exercise price.

The Rights will expire on May 21, 2007, unless redeemed earlier.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------




       (c)  Stock Options

In April 1997, due to a significant decline in the market price of the Company's common stock, the Plan Administration Committee of the Board of Directors reduced the exercise price to $9.00 per share on options to purchase approximately 3.0 million shares which had been awarded originally at various dates from May 1994 to March 1997 at $10.63 to $47.67 per share to employees of the Company. The reduced exercise price and the original exercise prices reflected the fair market value of the Company's common stock on the date of modification and the dates of the original awards.

In April 1997, the Board of Directors approved an amendment to the 1996 Incentive Stock Plan (the "Plan") which provides for formula-based awards of stock options to non-officer directors who are directors as of April 18, 1997 or first elected a director subsequent to that date. In April 1997, the Plan Administration Committee of the Board of Directors granted options to purchase 150,000 shares of common stock at $9.00 per share to five directors pursuant to the amended formula-based provisions of the Plan.

       (d)  Income per Common Share

       Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute the primary per share data for the six-month periods ended June 30, 1997 and 1996 was 62,922,120 and 63,882,377, respectively. The number of shares used to compute primary per share data for the three-month period ended June 30, 1997 and 1996 was 62,705,222 and 64,014,861, respectively.

       For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on June 30, 1997 and 1996 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the six-month periods ended June 30, 1997 and 1996 was 63,195,515 and 64,118,305, respectively. The number of shares used to compute fully diluted per share data for the three-month periods ended June 30, 1997 and 1996 was 63,245,571 and 64,144,361 respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $.01 and $.02 to primary earnings per share for the three months ended June 30, 1997 and 1996, respectively. The impact is expected to result in an increase of $.02 and $.03 to primary earnings per share for the six months ended June 30, 1997 and 1996, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

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


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

NET SALES

The Company's net sales for the six months ended June 30, 1997 increased to $216 million from net sales for the six months ended June 30, 1996 of $194 million, an increase of $22 million, or 11%. The increase in sales was primarily due to increased delivery of the Company's MVP systems and microwave radio products. Net sales of the Wireless Messaging, Integrated Network and Wireless Interconnect groups were approximately $165 million, $34 million and $17 million, respectively, for the six months ended June 30, 1997 compared to approximately $170 million, $12 million, and $12 million, respectively, for the six months ended June 30, 1996. Sales to a single customer, Paging Network, Inc. ("PageNet"), totaled approximately 14% and 15% of sales for the six months ended June 30, 1997 and 1996, respectively. PageNet issued a press release on April 17, 1997 which announced, among other things, that Motorola, Inc. had been selected as PageNet's preferred infrastructure supplier. The Company is unable to determine the impact this development will have on future orders from PageNet or future operating results of the Company. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

The Company continues to anticipate continued growth in 1997 sales of its paging products to the international market and delivery of its MVP systems. However, due to the current constrained financing market for the U.S. paging industry and existing capacity of paging providers to serve their subscribers, the Company expects 1997 shipments to the domestic market of its one-way paging products to be below 1996 levels. These are forward-looking statements and the Company's actual results could differ materially due to rapid technological advances in the wireless telecommunications industry, delays in the introduction and market acceptance of NPCS products and systems, competition, limits on protection of Glenayre's proprietary technology, changes in governmental regulation and international business risks.

GROSS PROFIT

Gross profit increased to $115 million, or 53% of net sales, for the six months ended June 30, 1997, from $109 million, or 56% of net sales, for the six months ended June 30, 1996. The decrease in gross margin percentage is primarily the result of: (i) a change in the product mix which included a greater portion of sales of products with lower margins including increased revenue from international turn-key projects; and (ii) additional customer support costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $48 million, or 22% of net sales, for the six months ended June 30, 1997, from $37 million, or 19% of net sales, for the six months ended June 30, 1996. The increase in expense is primarily due to: (i) the addition of sales, marketing, and administrative personnel and other expenses associated with the Company's higher international sales volume; (ii) the inclusion of operating expenses incurred by CNET since its acquisition on January 9, 1997; and (iii) general increases in personnel costs and other purchased services.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $9.3 million or 4% of net sales, for the six months ended June 30, 1997 from $6.4 million or 3% of net sales for the six months ended June 30, 1996. The increase is primarily attributable to: (i) the significant increase in purchases of equipment during 1996 and (ii) the amortization of goodwill related to the acquisition of CNET in January 1997.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $18 million, or 8% of net sales, for the six months ended June 30, 1997, from $13 million, or 7% of net sales, for the six months ended June 30, 1996, an increase of $5 million, or 34%. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth of its business. The increase in expense is primarily a result of additional expenditures in manpower and materials for these programs and the inclusion of expenditures incurred by CNET since its acquisition on January 9, 1997. Research and development costs are expensed as incurred.


INTEREST INCOME, NET

The Company realized net interest income of $5.0 million for the six months ended June 30, 1997 compared to net interest income realized of $4.7 million for the six months ended June 30, 1996. Higher balances in notes receivable and higher average interest rates experienced on cash equivalents and short-term investments were offset by lower average balances in cash, cash equivalents and short-term investments.


OTHER EXPENSE, NET

The increase in expense for the six months ended June 30, 1997 from the same period in the prior year is primarily a result of expenses resulting from a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies.

Glenayre Techologies, Inc. and Subsidiaries
--------------------------------------------

INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 35% for the six months ended June 30, 1997 and 30% for the six months ended June 30, 1996 is primarily the result of: (i) the utilization of the Company's net operating losses; (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 35% in 1997 and 30% in 1996 is primarily the result of a variance between the 1997 and 1996 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Condensed Consolidated Financial Statements.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

NET SALES

The Company's net sales for the three months ended June 30, 1997 increased to $110 million from net sales for the three months ended June 30, 1996 of $105 million, an increase of $5 million, or 5%. The increase in sales was primarily due to increased delivery of the Company's MVP systems. Net sales of the Wireless Messaging, Integrated Network and Wireless Interconnect groups were approximately $81 million, $21 million and $8 million, respectively, for the three months ended June 30, 1997 compared to approximately $90 million, $8 million, and $7 million, respectively, for the three months ended June 30, 1996. Sales to PageNet totaled approximately 13% and 12% of sales for the three months ended June 30, 1997 and 1996, respectively. Sales to another single customer totaled approximately 11% of sales for the three months ended June 30, 1997.


GROSS PROFIT

Gross profit increased to $60 million, or 54% of net sales, for the three months ended June 30, 1997, from $59 million, or 56% of net sales, for the three months ended June 30, 1996. The decrease in gross margin percentage is primarily the result of: (i) a change in the product mix which included a greater portion of sales of products with lower margins including increased revenue from international turn-key projects; and (ii) additional customer support costs.



SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $25 million, or 22% of net sales, for the three months ended June 30, 1997, from $19 million, or 18% of net sales, for the three months ended June 30, 1996. The increase in expense is primarily due to: (i) the addition of sales, marketing, and administrative personnel and other expenses associated with the Company's higher international sales volume; (ii) the inclusion of operating expenses incurred by CNET since its acquisition on January 9, 1997; and (iii) general increases in personnel costs and other purchased services.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $4.8 million or 4% of net sales, for the three months ended June 30, 1997 from $3.3 million or 3% of net sales for the three months ended June 30, 1996. The increase is primarily attributable to: (i) the significant increase in purchases of equipment during 1996 and (ii) the amortization of goodwill related to the acquisition of CNET in January 1997.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $9.4 million, or 9% of net sales, for the three months ended June 30, 1997, from $7.1 million, or 7% of net sales, for the three months ended June 30, 1996, an increase of $2.3 million, or 33%. The increase in expense is primarily a result of additional expenditures in manpower and materials and the inclusion of expenditures incurred by CNET since its acquisition on January 9, 1997.


INTEREST INCOME, NET

The Company realized net interest income of $2.9 million for the three months ended June 30, 1997 compared to net interest income realized of $2.5 million for the three months ended June 30, 1996. Higher balances in notes receivable and higher average interest rates experienced on cash equivalents and short-term investments were offset by lower average balances in cash, cash equivalents and short-term investments.


OTHER EXPENSE, NET

The increase in expense for the three months ended June 30, 1997 from the same period in the prior year is primarily a result of expenses resulting from a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 35% for the three months ended June 30, 1997 and 30% for the three months ended June 30, 1996 is primarily the result of: (i) the utilization of the Company's net operating losses; (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 35% in 1997 and 30% in 1996 is primarily the result of a variance between the 1997 and 1996 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Condensed Consolidated Financial Statements.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at June 30, 1997 was $277 million, including cash and cash equivalents and short-term investments of $143 million. During the six months ended June 30, 1997, the Company received cash of $1.2 million from the exercise of stock options. Accrued liabilities at June 30, 1997 increased from December 31, 1996 primarily as a result of increased operating activities and timing differences. Accounts and notes receivables at June 30, 1997 increased from December 31, 1996 due to customer financing primarily for purchases of the Company's one-way paging and NPCS products. Goodwill at June 30, 1997 increased from December 31, 1996 as a result of the CNET acquisition in January 1997. During the six months ended June 30, 1997, the Company spent $13 million for capital expenditures. These expenditures were necessary in order to provide the equipment to meet the growth of the business. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system is expected to be operational by the second quarter of 1998 at a total capitalized cost of approximately $16 million. Of this total approximately $8.3 million ($4.7 million in 1997) has been paid as of June 30, 1997.

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

The Company expects to use its cash, cash equivalents, and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, and the possible expansion into complementary businesses. In September 1996, the Board of Directors authorized the purchase of 2,500,000 shares of the Company's common stock. As of June 30, 1997, no shares had been repurchased under the 1996 authorization. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At June 30, 1997, the Company had agreements to finance and arrange financing for approximately $106 million of paging and voice mail products. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

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


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, Annual Report to Stockholders, Form 10-Q or any Form 8-K or any other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-Q related to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 of this Form 10-Q.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


ITEMS 1 through 3 are inapplicable and have been omitted.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Stockholders held on May 21, 1997, the following matters were submitted to a vote of the stockholders of the Company.

   (i). The election of three directors each to serve a three-year term expiring in 2000:


                  Nominee            Shares Voted                 Shares
                                           For                    Withheld
             Clarke H. Bailey          53,346,799                 837,764
             Donald S. Bates           53,352,949                 831,614
             Peter W. Gilson           53,352,699                 831,864

   (ii).Ratification of the selection of Ernst & Young LLP as auditors for the year ending December 31, 1997 was approved by a vote of 53,926,721 shares for and 189,407 shares against, with 68,435 shares abstaining.

ITEM 5 is inapplicable and has been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)     Exhibits


                         Exhibit 4.1                          Preferred Shares Rights Agreement dated May 21,
                                                              1997 between the Company and American Stock
                                                              Transfer & Trust Company, incorporated herein by
                                                              reference to Exhibit 4.1 to the Company's
                                                              Registration Statement on Form 8-A, File No.
                                                              0-15761.

                         Exhibit 4.2                          Certificate of Designation of Rights, Preferences
                                                              and Privileges of Series A Junior Participating
                                                              Preferred Stock of the Company filed May 23, 1997
                                                              is filed herewith.

                         Exhibit 10.1                         Second Amendment, dated May 21, 1997, to the
                                                              Employment Agreement dated August 27, 1996 between
                                                              the Company and Gary B. Smith is filed herewith.

                         Exhibit 10.2                         Employment Agreement, dated May 21, 1997 between
                                                              the Company and Stanley Ciepcielinski is filed
                                                              herewith.




Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------



                         Exhibit 10.3                         Executive Severance Benefit Agreement, dated May
                                                              21, 1997, between the Company and Lee M. Ellison
                                                              (the "Ellison Agreement") is filed herewith.
                                                              Executive Severance  Benefit Agreements, dated
                                                              February 1, 1995 and December 16, 1996 between the
                                                              Company and individually with Beverley W. Cox and
                                                              Eugene C. Pridgen, respectively, as amended May 21,
                                                              1997 are identical, in all material respects, with
                                                              the Ellison Agreement and are not filed as exhibits.

                         Exhibit 10.4                         Glenayre 1996 Incentive Stock
                                                              Plan, as amended April 18, 1997, is
                                                              filed herewith.

                         Exhibit 11                           Computation  of  earnings  per  common  share for the
                                                              six-month  and  three-month  periods  ended  June 30,
                                                              1997 and 1996.

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

                         Exhibit 99                           Cautionary  statement  under safe  harbor  provisions
                                                              of the Private  Securities  Litigation  Reform Act of
                                                              1995.

                (b)      Reports on Form 8-K

                         During the three months ended June 30, 1997, the Company filed a Current Report on Form 8-K dated May 21, 1997. Under Item 5 the Company reported that in conjunction with the adoption of a Stockholder Rights Plan, the Board of Directors of the Company had declared a dividend of one Right for each outstanding share of Glenayre common stock to holders of record at the close of business on June 12, 1997.

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


Date:  July 23, 1997