Form 10-Q
period 1997-09-30
GLENAYRE TECHNOLOGIES INC
filed 1997-10-23
CIK 808918

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


         [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1997
                                               ------------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from              to
                                              ------------    --------------

                        Commission File Number  0-15761

                          GLENAYRE TECHNOLOGIES, INC.
 -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                          DELAWARE                         98-0085742
             -------------------------------       --------------------------
             (State or Other Jurisdiction of            (I.R.S. Employer
             Incorporation or Organization)            Identification No.)

5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA                28209
----------------------------------------------               --------
  (Address of principal executive offices)                   Zip Code

                                 (704) 553-0038
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to
   such filing requirements for the past 90 days.  Yes [X]   No[ ]

   The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at October 22, 1997 was 60,447,906 shares.

--------------------------------------------------------------------------------



Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------------------------------------------


                                     INDEX


Part I - Financial Information:

         Item 1.    Financial Statements                                                                        Page
                                                                                                                ----
                    Independent Accountant's Review Report........................................................3

                    Condensed Consolidated Balance Sheets as of
                         September 30, 1997 (Unaudited) and December 31, 1996.....................................4

                    Condensed Consolidated Statements of Income for the
                         nine months ended September 30, 1997 and 1996 (Unaudited)................................5

                    Condensed Consolidated Statements of Income for the
                         three months ended September 30, 1997 and 1996 (Unaudited)...............................6

                    Condensed Consolidated Statement of Stockholders' Equity
                         for the nine months ended September 30, 1997 (Unaudited).................................7

                    Condensed Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 1997 and 1996 (Unaudited)................................8

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..............................9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................................14


Part II - Other Information:

         Item 6.    Exhibits and Reports on Forms 8-K............................................................20


--------------------------------------------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month periods and nine-month periods ended September 30, 1997 and 1996, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1997 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



                                                             Ernst & Young LLP


Charlotte, North Carolina
October 17, 1997

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                                    September 30, 1997     December 31, 1996
                                                                    ------------------     -----------------
ASSETS                                                                  (Unaudited)
Current Assets:
     Cash and cash equivalents....................................      $  73,492              $  53,785
     Short-term investments.......................................         61,624                 78,016
     Accounts receivable, net.....................................        150,247                119,851
     Trade notes receivable, current..............................          6,555                 10,236
     Inventories .................................................         51,651                 50,460
     Deferred income taxes........................................          5,286                 19,291
     Prepaid expenses and other current assets....................          6,980                  7,957
                                                                        ---------              ---------
         Total Current Assets.....................................        355,835                339,596

Trade notes receivable............................................         47,654                 13,085
Property, plant and equipment, net................................         90,471                 80,501
Goodwill..........................................................         82,636                 76,818
Deferred income taxes.............................................          9,534                 10,372
Other assets......................................................          2,780                    838
                                                                        ---------              ---------

TOTAL ASSETS......................................................      $ 588,910              $ 521,210
                                                                        =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................      $  23,292              $  19,614
     Accrued liabilities..........................................         51,484                 40,781
     Other current liabilities....................................            226                    170
                                                                        ---------              ---------
         Total Current Liabilities................................         75,002                 60,565

Other liabilities.................................................          5,311                  4,784
Stockholders' Equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized,
        no shares issued and outstanding..........................            ---                    ---
     Common stock, $.02 par value; authorized 200,000,000 shares;
        outstanding:  September 30, 1997 - 60,443,239 shares;
        December 31, 1996 - 59,868,202 shares.....................          1,208                  1,197
     Contributed capital..........................................        312,201                301,771
     Retained earnings............................................        195,188                152,893
                                                                        ---------              ---------
        Total stockholders' equity................................        508,597                455,861
                                                                        ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................      $ 588,910              $ 521,210
                                                                        =========              =========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

           See notes to condensed consolidated financial statements.


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------

NET SALES ..........................................   $328,065       $286,035
                                                       --------       --------
COSTS AND EXPENSES:
     Costs of sales.................................    153,559        129,429
     Selling, general and administrative expense....     73,132         58,226
     Research and development expense...............     28,183         20,697
     Depreciation and amortization expense..........     14,234          9,855
                                                       --------       --------
         Total Costs and Expenses...................    269,108        218,207
                                                       --------       --------
INCOME FROM OPERATIONS..............................     58,957         67,828
                                                       --------       --------

OTHER INCOME (EXPENSES):
     Interest income................................      8,207          7,437
     Interest expense...............................        (83)          (135)
     Other, net.....................................     (1,049)           105
                                                       --------       --------
         Total Other Income (Expenses), net.........      7,075          7,407
                                                       --------       --------

INCOME BEFORE INCOME TAXES..........................     66,032         75,235
PROVISION FOR INCOME TAXES..........................     22,592         21,495
                                                       --------       --------
NET INCOME..........................................   $ 43,440       $ 53,740
                                                       ========       ========

NET INCOME PER COMMON SHARE - PRIMARY...............   $    .69       $    .84
                                                       ========       ========



NET INCOME PER COMMON SHARE -
     FULLY DILUTED..................................   $    .69       $    .84
                                                       ========       ========



            See notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                        Three Months Ended
                                                          September 30,
                                                      ----------------------
                                                        1997          1996
                                                      --------      --------

NET SALES .........................................   $112,122      $ 91,572
                                                      --------      --------
COSTS AND EXPENSES:
     Costs of sales................................     52,438        43,830
     Selling, general and administrative expense...     25,175        21,171
     Research and development expense..............     10,165         7,290
     Depreciation and amortization expense.........      4,949         3,479
                                                      --------      --------
         Total Costs and Expenses..................     92,727        75,770
                                                      --------      --------
INCOME FROM OPERATIONS.............................     19,395        15,802
                                                      --------      --------

OTHER INCOME (EXPENSES):
     Interest income...............................      3,164         2,616
     Interest expense..............................        (48)          (39)
     Other, net....................................       (306)           29
                                                      --------      --------
         Total Other Income (Expenses), net........      2,810         2,606
                                                      --------      --------

INCOME BEFORE INCOME TAXES.........................     22,205        18,408
PROVISION FOR INCOME TAXES.........................      7,171         4,607
                                                      --------      --------
NET INCOME.........................................   $ 15,034      $ 13,801
                                                      ========      ========

NET INCOME PER COMMON SHARE - PRIMARY..............   $    .24      $    .22
                                                      ========      ========



NET INCOME PER COMMON SHARE -
     FULLY DILUTED.................................   $    .24      $    .22
                                                      ========      ========


            See notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)



                                          Common Stock                                 Total
                                          ------------    Contributed   Retained   Stockholders'
                                       Shares    Amount     Capital     Earnings       Equity
                                      --------   ------   -----------   --------   ------------
Balances, December 31, 1996..........  59,868    $1,197     $301,771    $152,893     $455,861

Net Income...........................                                     43,440       43,440

Stock options exercised..............     262         5        2,034                    2,039

Shares issued in connection with
   business acquisition..............     313         6        6,535                    6,541

Utilization of net operating loss
   carryforwards.....................                          1,145      (1,145)         ---

Tax benefit of stock options
   exercised.........................                            716                      716
                                       ------    ------     --------    --------     --------

Balances, September 30, 1997.........  60,443    $1,208     $312,201    $195,188     $508,597
                                       ======    ======     ========    ========     ========

            See notes to condensed consolidated financial statements


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (tabular amounts in thousands of dollars)
                                  (unaudited)


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                     1997                    1996
                                                                    -------                --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.........................  $ 23,856               $ 77,219
                                                                    --------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment...................   (20,475)               (20,444)
     Proceeds from sale of equipment..............................        43                    123
     Maturities of short-term investments.........................   102,479                122,793
     Purchases of short-term investments..........................   (86,087)              (186,314)
     Payments for business acquisition, net of cash acquired......    (1,122)                   ---
                                                                    --------               --------
         Net cash used in investing activities....................    (5,162)               (83,842)
                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Changes in other liabilities.................................    (1,026)                (1,289)
     Issuance of common stock.....................................     2,039                 14,108
     Common stock repurchases.....................................       ---                (36,313)
                                                                    --------               --------
         Net cash provided by (used in) financing activities......     1,013                (23,494)
                                                                    --------               --------

NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS............................................    19,707                (30,117)
CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD....................................................    53,785                 70,600
                                                                    --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................  $ 73,492               $ 40,483
                                                                    ========               ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest.....................................................  $     55               $     68
     Income taxes.................................................     5,083                  4,911

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


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (tabular amounts in thousands of dollars)
                                  (unaudited)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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

       Current assets..........................           $1,752
       Equipment...............................              412
       Goodwill................................            9,343
       Other non-current assets................              346
       Liabilities assumed.....................           (4,118)
                                                          ------
                                                          $7,735

2.     INVENTORIES

                                                  September 30,  December 31,
Inventories consist of:                               1997          1996
                                                  ------------   ------------
       Raw materials...........................     $26,755        $25,656
       Work-in-process:
          Uncompleted contracts................       3,011          3,757
          Other................................       5,867          7,603
       Finished goods..........................      16,018         13,444
                                                    -------        -------
                                                    $51,651        $50,460
                                                    =======        =======

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

3.     GOODWILL

          Goodwill is shown net of accumulated amortization of $15.9 million and $12.4 million at September 30, 1997 and December 31, 1996, respectively.

4.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                 ------------------      -----------------
                                                  1997        1996         1997      1996
                                                 ------      ------      -------   -------
Income tax provision at U.S. statutory rate..... $7,772      $6,443      $23,111   $26,332
Reduction in valuation allowance................    ---      (2,929)      (1,145)   (5,421)
Foreign taxes at rates other than U.S.
   statutory rate...............................   (498)        194       (1,128)   (1,786)
State taxes (net of federal benefit)............    432         598        1,471     2,445
U.S. Research and Experimentation Credits.......   (953)        ---         (953)     (977)
Non-deductible goodwill amortization............    418         301        1,236       902
                                                 ------      ------      -------   -------
Income tax provision............................ $7,171      $4,607      $22,592   $21,495
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

       If the original guidance in SAB 86 had been applied, the Company's net income for the three months ended September 30, 1996 and for the nine-month periods ended September 30, 1997 and 1996 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $2.9 million ($.05 per share) for the three months ended September 30, 1996. Additionally, the reduction in net income would have been $1.1 million ($.02 per share) and $5.4 million ($.08 per share) for the nine months ended September 30, 1997 and 1996, respectively.

       The Company believes that it is more likely than not that the net deferred tax asset recorded at September 30, 1997 will be fully realized.



--------------------------------------------------------------------------------

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

Each Right, under certain circumstances, entitles the holder to purchase the number of shares of Glenayre common stock (or, at the discretion of the Board of Directors, shares of Series A Junior Participating Preferred Stock) which have an aggregate market value equal to twice the exercise price of $80. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of Glenayre common stock or 1/100th share of Series A Junior Participating Preferred Stock. The Board may also redeem the Rights at a price of $0.01 per Right.

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

--------------------------------------------------------------------------------

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

In April 1997, the Board of Directors approved an amendment to the 1996 Incentive Stock Plan (the "Plan") which provides for formula-based awards of stock options to non-officer directors who are directors as of April 18, 1997 or first elected a director subsequent to that date. In April 1997 and August 1997, the Plan Administration Committee of the Board of Directors granted options to purchase an aggregate of 150,000 shares and 30,000 shares of common stock at $9.00 and $18.75, respectively, per share to six directors pursuant to the amended formula-based provisions of the Plan.

(d)  Income per Common Share

Primary income per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding plus the shares that would be outstanding assuming exercise of dilutive stock options which are considered to be common stock equivalents. The number of common shares that would be issued from the exercise of stock options has been reduced by the number of common shares that could be purchased from the proceeds at the average market price of the Company's stock during the periods such options were outstanding. The number of shares used to compute the primary per share data for the nine-month periods ended September 30, 1997 and 1996 was 63,136,635 and 63,845,604, respectively. The number of shares used to compute primary per share data for the three-month period ended September 30, 1997 and 1996 was 63,510,895 and 63,747,916, respectively.

For purposes of the fully diluted income per share computations, the number of shares that could be issued from the exercise of stock options outstanding at the end of the period has been reduced by the number of shares which could have been purchased from the proceeds at the higher of the market price of the Company's stock on September 30, 1997 and 1996 or the average market prices during the periods such options were outstanding. For those options exercised during the period, the computation for the period prior to exercise is based on the market price when the option was exercised. The number of shares used to compute fully diluted per share data for the nine-month periods ended September 30, 1997 and 1996 was 63,310,244 and 63,867,033, respectively. The number of shares used to compute fully diluted per share data for the three-month periods ended September 30, 1997 and 1996 was 63,510,583 and 63,747,665 respectively.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("FASB 128") which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase of $.01 to primary earnings per share for the three-month periods ended September 30, 1997 and 1996. The impact is expected to result in an increase of $.03 and $.04 to primary earnings per share for the nine months ended September 30, 1997 and 1996, respectively. The impact of FASB 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


6.     SUBSEQUENT EVENTS

(a)    Business Acquisition

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of enhanced service software and products for telecommunications providers. The purchase price of approximately $48 million consists of approximately 243 thousand shares of the Company's common stock issuable upon exercise of stock options valued at approximately $3 million, approximately $44 million in cash and approximately $1 million in acquisition costs. The acquisition will be accounted for as a purchase business combination.

(b)    Pending Business Acquisition

On October 1, 1997, the Company entered into an agreement to acquire Wireless Access Inc. ("WAI"), located in Santa Clara, California. WAI develops and markets two-way paging devices. The estimated purchase price of approximately $101 million consists of approximately 1.4 million shares of the Company's common stock issuable upon exercise of stock options valued at approximately $17 million, approximately $82 million in cash and approximately $2 million in acquisition costs. The acquisition will be accounted for as a purchase business combination and is expected to be completed in November 1997. The acquisition is subject to approval by the WAI shareholders.

The Company expects to record a fourth quarter 1997 charge of approximately $110 to $120 million in the aggregate for purchased research and development technology as part of the ODC and WAI acquisitions. The charge represents a write-off of purchased research and development technology that had not reached the working model stage and had no alternative future use.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



BACKGROUND

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communications systems throughout the world. The Company's product families are grouped in either (i) Wireless Messaging (including products and services sold into the paging and Narrowband Personal Communication Services ("NPCS") marketplace and the Company's major service and support groups); (ii) Integrated Network (including the Company's MVP(R) Modular Voice Processing system and the network management systems of its newly acquired subsidiary, CNET, Inc. ("CNET")); and (iii) Wireless Interconnect (products for microwave communications systems). On January 9, 1997 the Company completed the acquisition of CNET. The operating results of CNET are included in the operating results of the Company since the acquisition date.

On October 15, 1997, the Company completed the acquisition of Open Development Corporation, a developer of enhanced service software and products for telecommunications providers. Additionally, in November 1997, the Company expects to complete the acquisition of Wireless Access Inc., a developer and marketer of two-way paging devices.

In September 1997, the Company announced plans to divest its microwave communications systems unit.

The following discussion should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes and the Cautionary Statement included as Exhibit 99.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

The Company's net sales for the nine months ended September 30, 1997 increased to $328 million from net sales for the nine months ended September 30, 1996 of $286 million, an increase of $42 million, or 15%. The increase in sales was primarily due to increased delivery of the Company's MVP systems. Net sales of the Wireless Messaging, Integrated Network and Wireless Interconnect groups were approximately $250 million, $54 million and $24 million, respectively, for the nine months ended September 30, 1997 compared to approximately $248 million, $17 million, and $21 million, respectively, for the nine months ended September 30, 1996. Sales to a single customer totaled approximately 12% and 15% of sales for the nine months ended September 30, 1997 and 1996, respectively. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

The Company anticipates continued growth in 1997 sales of its paging products to the international market and delivery of its MVP systems. However, due to the current constrained financing market for the U.S. paging industry and existing capacity of paging providers to serve their subscribers, the Company expects 1997 shipments to the domestic market of its one-way paging products to be below 1996 levels. These are forward-looking statements and the Company's actual results could differ

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

materially due to rapid technological advances in the wireless telecommunications industry, delays in the market acceptance of NPCS products and systems, competition, limits on protection of Glenayre's proprietary technology, changes in governmental regulation and international business risks.


GROSS PROFIT

Gross profit increased to $175 million, or 53% of net sales, for the nine months ended September 30, 1997, from $157 million, or 55% of net sales, for the nine months ended September 30, 1996. The decrease in gross margin percentage is primarily the result of: (i) a change in the product mix which included a greater portion of sales of products with lower margins including increased revenue from international turn-key projects; and (ii) additional customer support costs.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense increased to $73 million, or 22% of net sales, for the nine months ended September 30, 1997, from $58 million, or 20% of net sales, for the nine months ended September 30, 1996. The increase is primarily due to: (i) the addition of sales, marketing, and administrative personnel and other expenses associated with the Company's higher international sales volume; (ii) the inclusion of operating expenses incurred by CNET since its acquisition on January 9, 1997; and (iii) general increases in personnel costs and other purchased services.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $14 million or 4% of net sales, for the nine months ended September 30, 1997 from $10 million or 3% of net sales for the nine months ended September 30, 1996. The increase is primarily attributable to: (i) the continuing purchases of equipment to meet the growth of the business and (ii) the amortization of goodwill related to the acquisition of CNET in January 1997.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $28 million, or 9% of net sales, for the nine months ended September 30, 1997, from $21 million, or 7% of net sales, for the nine months ended September 30, 1996, an increase of $7 million, or 36%. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth of its business. The increase in expense is primarily a result of additional expenditures in manpower and materials for these programs and the inclusion of expenditures incurred by CNET since its acquisition on January 9, 1997. Research and development costs are expensed as incurred.


INTEREST INCOME, NET

The Company realized net interest income of $8.1 million for the nine months ended September 30, 1997 compared to net interest income realized of $7.3 million for the nine months ended September 30, 1996. Higher balances in notes receivable and higher average interest rates experienced on cash equivalents and short-term investments were offset by lower average balances in cash, cash equivalents and short-term investments.


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

OTHER EXPENSE, NET

The increase in expense for the nine months ended September 30, 1997 from the same period in the prior year is primarily a result of expenses resulting from a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 34% for the nine months ended September 30, 1997 and 29% for the nine months ended September 30, 1996 is primarily the result of: (i) the utilization of the Company's net operating losses; (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rate of 34% in 1997 and 29% in 1996 is primarily the result of a variance between the 1997 and 1996 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Condensed Consolidated Financial Statements.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES

The Company's net sales for the three months ended September 30, 1997 increased to $112 million from net sales for the three months ended September 30, 1996 of $92 million, an increase of $20 million, or 22%. The increase in sales was primarily due to increased delivery of the Company's MVP systems and one-way paging products. Net sales of the Wireless Messaging, Integrated Network and Wireless Interconnect groups were approximately $85 million, $20 million and $7 million, respectively, for the three months ended September 30, 1997 compared to approximately $78 million, $6 million, and $8 million, respectively, for the three months ended September 30, 1996. No single customer accounted for more than 10% of sales for the three months ended September 30, 1997. Sales to a single customer totaled approximately 16% of sales for the three months ended September 30, 1996.


GROSS PROFIT

Gross profit increased to $60 million, or 53% of net sales, for the three months ended September 30, 1997, from $48 million, or 52% of net sales, for the three months ended September 30, 1996. The increase in gross margin percentage is primarily attributable to a change in the product mix partially offset by increased revenue from international turn-key projects which typically realize lower margins.


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative expense increased to $25 million, or 22% of net sales, for the three months ended September 30, 1997, from $21 million, or 23% of net sales, for the three months ended September 30, 1996. The increase in expense is primarily due to: (i) the addition of sales, marketing, and administrative personnel and other expenses associated with the Company's higher international sales volume; (ii) the inclusion of operating expenses incurred by CNET since its acquisition on January 9, 1997; and (iii) general increases in personnel costs and other purchased services.


DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense increased to $4.9 million or 4% of net sales, for the three months ended September 30, 1997 from $3.5 million or 4% of net sales for the three months ended September 30, 1996. The increase is primarily attributable to: (i) the continuing purchases of equipment to meet the growth of the business and (ii) the amortization of goodwill related to the acquisition of CNET in January 1997.


RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs increased to $10.2 million, or 9% of net sales, for the three months ended September 30, 1997, from $7.3 million, or 8% of net sales, for the three months ended September 30, 1996, an increase of $2.9 million, or 39%. The increase in expense is primarily a result of additional expenditures in manpower and the inclusion of expenditures incurred by CNET since its acquisition on January 9, 1997.


INTEREST INCOME, NET

The Company realized net interest income of $3.1 million for the three months ended September 30, 1997 compared to net interest income realized of $2.6 million for the three months ended September 30, 1996. Higher balances in notes receivable and higher average interest rates experienced on cash equivalents and short-term investments were offset by lower average balances in cash, cash equivalents and short-term investments.


OTHER EXPENSE, NET

The increase in expense for the three months ended September 30, 1997 from the same period in the prior year is primarily a result of expenses resulting from a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies.


INCOME TAXES

The difference between the combined U.S. federal and state statutory tax rate of approximately 40% and the effective tax rate of 32% for the three months ended September 30, 1997 and 25% for the three months ended September 30, 1996 is primarily the result of: (i) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (ii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Company's tax provision. The difference between the effective tax rate of 32% in 1997 and 25% in 1996 is primarily the result of a variance between the 1997 and 1996 adjustments for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each period to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Condensed Consolidated Financial Statements.


FINANCIAL CONDITION AND LIQUIDITY

The Company's working capital at September 30, 1997 was $281 million, including cash and cash equivalents and short-term investments of $135 million. During the nine months ended September 30, 1997, the Company received cash of $2.0 million from the exercise of stock options. Accounts receivable, accounts payable, and accrued liabilities at September 30, 1997 increased from December 31, 1996 primarily as a result of increased operating activities and timing differences. Notes receivables at September 30, 1997 increased from December 31, 1996 due to customer financing primarily for purchases of the Company's one-way paging and NPCS products. Goodwill at September 30, 1997 increased from December 31, 1996 as a result of the CNET acquisition in January 1997. During the nine months ended September 30, 1997, the Company spent $20 million for capital expenditures. These expenditures were necessary in order to provide the equipment to meet the growth of the business. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system is expected to be operational by the second quarter of 1998 at a total capitalized cost of approximately $16 million. Of this total approximately $10.6 million ($7.1 million in 1997) has been paid as of September 30, 1997.

The Company's cash and cash equivalents are placed in short-term investments consisting of high-grade commercial paper, bank certificates of deposit, U.S. Treasury bills and notes, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company's short-term investments are comprised of identical types of investments except that their original maturities are greater than three months, but do not exceed one year.

The Company expects to use its cash, cash equivalents, and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, and the possible expansion into complementary businesses.

In the fourth quarter 1997, the Company has completed or expects to complete acquisitions which will significantly reduce its cash and cash equivalents and short term investments (see Note 6 to the Condensed Consolidated Financial Statements). On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"). The purchase price for ODC of approximately $48 million consisted of approximately 243 thousand shares of the Company's common stock issuable upon exercise of stock options valued at approximately $3 million, approximately $44 million in cash and approximately $1 million in acquisition costs. On October 1, 1997, the Company entered into an agreement to acquire Wireless Access Inc. ("WAI"). The estimated purchase price for WAI of approximately $101 million will consist of approximately 1.4 million shares of the Company's common stock issuable upon exercise of stock options valued at approximately $17 million, approximately $82 million in cash and approximately $2 million in acquisition costs. The WAI acquisition is expected to be completed in November 1997. The Company expects to record a fourth quarter 1997 charge of approximately $110 to $120 million in the aggregate for purchased research and development technology as part of the ODC and WAI acquisitions.

In September 1996, the Board of Directors authorized the purchase of 2,500,000 shares of the Company's common stock. As of September 30, 1997, no shares had been repurchased under the 1996 authorization.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At September 30, 1997, the Company had agreements to finance and arrange financing for approximately $95 million of paging and voice mail products. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will generally be secured by the equipment sold by Glenayre.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to support its short-term and long-term liquidity requirements for current operations (including capital expenditures and stock repurchases).

Glenayre has received commitments from a group of banks to loan the Company up to $50 million under a one-year unsecured revolving credit agreement. The agreement contains covenants that include certain financial tests, including a maximum leverage ratio, minimum fixed charge coverage ratio and minimum net worth. The Company will pay a commitment fee of no more than 0.225% annually of the unused portion of the line. The Company anticipates closing on the credit agreement in the fourth quarter of 1997. Company management believes that, if needed, it can establish additional borrowing arrangements with lending institutions.


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


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


                          PART II - OTHER INFORMATION


ITEMS 1 through 5 are inapplicable and have been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)    Exhibits


                         Exhibit 4 Termination Agreement, dated September 30, 1997, between the Company and Ramon
                                        D. Ardizzone is filed herewith.

                         Exhibit 11 Computation of earnings per common share for the nine-month and three-month periods ended September 30, 1997 and 1996.

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

                         Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                  (b)    Reports on Form 8-K

                         During the three months ended September 30, 1997, the Company filed a Current Report on Form 8-K dated September 9, 1997. Under Item 5 the Company announced plans to acquire Wireless Access Inc. of Santa Clara, California and Open Development Corporation of Norwood, Massachusetts, and plans to divest its microwave radio unit (Wireless Interconnect Group, previously Western Multiplex Corporation).

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Glenayre Technologies, Inc.
                                            ------------------------------
                                            (Registrant)




                                            /s/ Stanley Ciepcielinski
                                            ------------------------------
                                            Stanley Ciepcielinski
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)




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


Date:  October 23, 1997

--------------------------------------------------------------------------------