Form 10-K
period 1997-12-31
GLENAYRE TECHNOLOGIES INC
filed 1998-03-27
CIK 808918

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _________________

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

                                 (704) 553-0038
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
           None                                         None

           Securities registered pursuant to Section 12(g) of the Act:


                                 Title of Class
                                 --------------
                          Common Stock, $.02 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 1998 was approximately $670 million. The number of shares of the Registrant's common stock outstanding on March 6, 1998 was 61,008,517.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Document                                           Location in Form 10-K
        --------                                           ---------------------
Proxy Statement for 1998 Annual Meeting of Stockholders          Part III


================================================================================

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

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing, mobile data systems and point-to-point wireless interconnection products. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include switches, transmitters, receivers, controllers, software, paging devices and other equipment used in personal communications systems (including paging, voice messaging, cellular, and message management and mobile data systems), microwave communication systems and radio telephone systems.

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of approximately $7.7 million consisted of approximately 370,000 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at approximately $6.5 million, approximately $1.0 million in cash and approximately $194,000 in acquisition costs.

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of enhanced service software and products for telecommunications providers. The purchase price of approximately $48 million consisted of approximately 242,000 shares of the Company's common stock issuable upon exercise of stock options valued at approximately $3 million, approximately $44 million in cash and approximately $1 million in acquisition costs.

On November 3, 1997, the Company completed the acquisition of Wireless Access Inc. ("WAI"), located in Santa Clara, California. WAI develops and markets two-way paging devices. The purchase price of approximately $101 million consisted of approximately 1.4 million shares of the Company's common stock issuable upon exercise of stock options valued at approximately $17 million, approximately $82 million in cash and approximately $2 million in acquisition costs.

CNET, ODC and WAI acquisitions were accounted for as purchase business combinations.

Since April 1995, the Company has been engaged in the design, manufacture, and marketing of products for use in point-to-point microwave communications through its acquisition of Western Multiplex Corporation. In September 1997, the Company announced plans to consider divesting the microwave unit.


NARRATIVE DESCRIPTION OF BUSINESS

The Company's operating activities are currently focused in three marketing areas: paging products, mobile and fixed network products and microwave communication.

                                 PAGING PRODUCTS

Glenayre's Paging Products operations accounted for approximately 77%, 87% and 89% of net sales for 1997, 1996, and 1995, respectively and are sold into the one-way and two-way paging marketplace. Paging products include switches, transmitters, receivers, controllers and related software provided by the Company's Wireless Messaging Group ("WMG") and two-way paging devices from Glenayre's newly acquired subsidiary, WAI. Additionally, the Company's major service and support groups are included in WMG. Glenayre believes it has the leading market share in the United States and that it is a leading participant internationally in the paging switch, controller and transmitter market.

Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. A paging system is generally operated by a service provider which incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the Federal Communications Commission ("FCC") and elsewhere from the authorized government body to operate a paging frequency within either a local, regional or national geographical area. Each paging subscriber is assigned a distinct telephone number which a caller dials (either directly or via the internet) to activate the subscriber's pager (a pocket-sized radio receiver carried by the subscriber).

The paging system is comprised of four general elements: (i) the "Control Point", (ii) the "Link Medium", (iii) the Paging Radio Frequency ("RF") Network, and (iv) the End User Devices. Telephone calls for a subscriber are received (typically via the public service telephone network) by a paging switch located at the Control Point. The message (numeric or alphanumeric) is then forwarded to the Link Medium via a data network. The information is then forwarded to the Paging RF Network via means determined by the type of Link Medium deployed by the paging operator (examples include satellite distribution, RF terrestrial, wireline, microwave, etc.). This RF network consists of a network of transmitter base stations and controllers. The message is reformatted and converted to a radio signal, which is then sent by the transmitters via antennae to the subscriber's pager ("End User Devices"). The transmitters manufactured by Glenayre are specifically designed to simulcast, which is the transmission of the same signal by two or more transmitters on the same channel frequency at the same time in an overlap area (a geographical region accessible by more than one transmitter). The Company's equipment exhibits exceptional accuracy in simulcasting performance, resulting in superior voice and data quality and coverage area, and in superior reliability and exactitude of message reception. The radio signal is received by the end user device which causes the pager or personal messaging device to emit a beep, vibrate, or otherwise notify the subscriber that a message has been received and stored in the device. The device then provides the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message. This is typically termed "one-way" paging since the initiator does not receive notification of message received or any response from the target subscriber.

The two-way paging system is similar to one-way paging systems. The inherent difference is that two-way paging systems close the loop from end user device back into the infrastructure equipment and/or back to the initiator of the message. In order to effect this reverse path communications, (i) the end user devices must have an internal transmitter, (ii) the paging provider must deploy a receiver network to obtain and transfer the data back into the system, and
(iii) there must be a reconciliation device which handles the traffic flow. Glenayre provides (i) personal messaging devices which have both receiver and transmitter, (ii) the industry standard receiver network equipment, and (iii) a scalable, network flexible, reconciliation device. Once the end user device receives the radio signal from the transmitters via antennae, the two-way end user device then transmits information to the receiver RF network via receiver antennae. The information is reformatted and sent back into the two-way system via means determined by the media deployed (typically high speed data networks). This information path is unique to two-way paging (as opposed to one-way) and can be used to locate the end user, acknowledge receipt of message and initiate messaging from the user.

In addition, some two-way applications require a different type of transmitter base station. Glenayre introduced a new line of state of the art, digital signal processing ("DSP") based linear transmitters in 1996. Since many of the two-way license holders are also one-way paging providers, the Company deemed it advisable to develop a field scalable RF product line which can be deployed in a low end (and lower price configuration) initially to support either one-way or two way applications, and grow (via field upgrade kits) as the provider's system migrates to two-way and adds subscribers. In addition, Glenayre has developed field kits which allow limited two-way operations with the Company's older RF base station equipment which allows limited entry into the two-way market for smaller service providers.

A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location. Pagers (or personal messaging devices) also have advantages over a cellular portable telephone in that a pager is smaller, has a much longer battery life, has excellent coverage and roaming capability, is more robust and durable, more reliable (the device as well as the service) and is easier and less expensive to use.

The paging market continues to evolve and grow with the continued commercial deployment throughout 1997 of two-way systems. This evolution is expected to continue through 1998 and start to expand internationally. Two-way systems provide such services as device location, two-way acknowledgment and custom response paging, remote mobile wireless e-mail, subscriber initiated messaging, subscriber to subscriber messaging, advanced voice paging, machine control and feedback, and other data services.

Glenayre's product offering to the two-way market includes a systems approach providing a migration path from its existing one-way paging product line. Glenayre offers its customers an end-to-end solution for two-way applications. The Company has developed new technology-based products with state of the art architecture and technology which accommodates the advanced services expected to be available through two-way service offerings. This systems approach includes full product lines of radio frequency linear transmitters, advanced network controllers, the fixed receiver network (to receive messaging from the end-user), switch equipment, and network management tools.

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

Paging Infrastructure Products and Services:

Switches. The smallest Glenayre switch, the GL3000ES, can serve as few as 100 subscribers and can be expanded incrementally to a capacity of 75,000 subscribers. Glenayre's large paging switches, the GL3000L and the GL3000XL, support subscriber levels from 20,000 to over 1,000,000.

The GL3000 two-way switch is capable of being upgraded to support new two-way voice and data services, while retaining support for existing one-way services such as numeric and alphanumeric paging. Service providers can combine one-way and two-way paging service on one switch.

The Company is involved at an early stage in the development of industry wide technology standards and is familiar with developments in paging protocol standards throughout the world. The Company works closely with its customers in the design of large, complex paging networks. Glenayre believes that its customers' purchasing decisions are based, in large part, on the quality and technological capabilities of such networks. Glenayre believes that its switches have the most advanced networking capability in the industry. This networking capability allows the interconnection of multiple switches to offer a number of wide-area capabilities (such as remote billing, roaming and database backup). Glenayre believes that the advanced hardware and software features of its switches ensure high reliability and high volume call processing.

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

RF Equipment - Transmitters and Receivers. Transmitters are available in frequency ranges of 137MHz to 960MHz and in power levels of 4 watts to 500 watts (not including any power gain from the antennae). Radio link receivers are available in frequency ranges of 66MHz to 960MHz. Satellite link receivers are available for integration directly with the transmitters at both Ku- and C-band frequencies.

Glenayre's GL-T8601(500 watts) and GL-T8501 (250 watts) transmitters are designed to allow paging carriers to easily migrate their networks to compete in the two-way paging market by providing a straightforward field upgrade to linear transmitters. For paging carriers, the transmitters' migration path reduces the risk of obsolescence and the costs of investing in new linear transmitter sites. The T8601 and T8501 transmitters complement the T8500/8600 900MHz one-way transmitters which have been the Company's core RF products since 1994.

Glenayre's GL-T9000 series of linear transmitters are designed to transmit both ReFLEX(TM) and InFLEXion(TM) two-way formats and are capable of transmitting other established protocols. The design of the GL-T9000 transmitter employs new and advanced techniques including DSP modulation and linearization. The GL-T9000 product line is scalable; with the T9000 a service provider can start at a low power level (supporting limited two-way applications and numbers of subscribers) and then later upgrade in the field to a higher power level as the provider enhances its services and increases its subscriber base. This minimizes initial investment while still allowing the service provider to grow as the subscriber base grows.

In addition to the two-way and 900MHz transmitter product lines, the Company also provides transmitter and receiver equipment in the VHF (137MHz to 175MHz), 280MHz to 330MHz, and UHF (395MHz to 512MHz) bands. Due to the large volume of transmitter base stations required in a large paging system, Glenayre's base stations are designed to minimize the customer's total cost of ownership. As such they are designed (i) to minimize costs associated with site rental and ancillary fees, (ii) to provide for scalability and flexibility, (iii) for reliability and facilitation of maintenance, (iv) for ease of programming and configuration, (v) to provide maximal operational efficiency, (vi) with flexible networking and communications capabilities, and (vii) to provide for custom configurations where appropriate.

The GL-R9000 series of receivers detects the responses returned from the two-way subscriber devices. The GL-R9000 series of receivers takes advantage of innovative DSP demodulation techniques that maximize receiver sensitivity. Available in a one-rack unit size, it can support spatial diversity (enabling sensitivity gains from two separate receive antennae at a fixed receiver site). Glenayre provides these receivers both as part of the two-way base station offering as well as in a stand alone configuration which is used for fill-in locations to enhance geographical coverage. Glenayre believes that its receiver network equipment is the industry standard in terms of performance, which translates into lower system costs for the Company's customers.

Depending upon frequency, antenna type and height, topography, and power, Glenayre transmitter base station systems are designed to cover broadcast cells with a diameter from 3 to 100 miles. Typical simulcast systems have broadcast cells which vary from 3 to 15 miles in diameter. Glenayre transmitters are designed specifically for the high performance and reliability required for the high speed simulcast networks required by advanced one-way and two-way applications.

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

Controllers.  The  Company  currently  offers  or  supports  four  products  for transmitter control: (i) the GL5000 control system is a medium-feature transmitter control system used primarily in international markets; (ii) the QT1000 TXC is a full-feature system providing automatic early notification of system variances and automatic remote adjustment capabilities to ensure that all transmitters in the system remain synchronized; (iii) the GL-C2000 product line supports all existing digital paging formats and will support all currently proposed "high speed" paging and messaging formats (including some two-way applications) with data transmission rates from 200 to 6,400 bits per second when coupled with the appropriate Glenayre RF hardware; and (iv) the GL-C9000, in combination with the GL3100 RF Director, is designed to control two-way transmitter systems, with high-speed voice and advanced data capabilities. Additionally, the GL3100 RF Director provides reverse channel traffic handling for two-way systems. The latter two controllers have advanced data handling and flexible networking capabilities which lend themselves to advanced communications networks.

Glenayre has extended the technology of its GL-C2000 transmitter controller to control base stations used in two-way systems. The base station controller has high-speed data capabilities and flexible linking options. The newest control products of the GL-C2000 line were developed for field scalability to support the changing needs of service providers as their offerings and subscriber base grow. Additionally, Glenayre's RF Director is the central control point for a two-way RF network. The RF Director has been designed to manage a high volume of forward and reverse channel traffic and is available with optional full redundancy.

Glenayre also provides a state of the art  operations  and  maintenance  control
(OMC) system which provides its customers a means by which to monitor, control, and upgrade their one-way and two-way systems.

Message Management Systems. Glenayre's message management systems and operator assisted paging systems combine its paging switch hardware with its proprietary software. Glenayre's GL3930 and GL3960 alphanumeric switches are fully compatible with the Company's paging switches and allow extensive data entry by as few as 2 to as many as 300 telephone operators. Glenayre's alphanumeric messaging products allow an operator at a telephone answering service or at a paging or cellular provider to input, store and transmit messages containing words and numbers by utilizing a paging switch encoder. Alphanumeric messages can be sent by telephone, facsimile or computer and can be received by pagers, portable computers, electronic organizers, facsimile equipment and similar personal communication devices. Due to the continuing demand for lengthier messages and the impact of such demand on available radio frequencies, most service providers are migrating to the more efficient, higher speed digital format. Consequently, Glenayre believes its sophisticated high speed switches and software are particularly well suited for alphanumeric applications.

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

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service network, known as the Glenayre Care Group, throughout the world. Glenayre's standard warranty provides its customers with repair or replacement of all defective Glenayre manufactured equipment. The warranty is valid in the case of the majority of its transmitters for two years, and in the case of all other products for one year from the later of date of shipment or date of installation by a Glenayre qualified technician. The major locations of the Glenayre Care Group are Vancouver, British Columbia; Quincy, Illinois; Atlanta, Georgia; Amsterdam, Netherlands; and Singapore. The Glenayre Care Group, the majority of the employees of which are technical specialists, maintains the Company's installed base of equipment and is equipped with an automated field service management system to provide more responsive customer service.

Competition.   The  Company  is  a  leading  worldwide   supplier  of  switches,
transmitters, receivers, controllers and software, used in paging, voice messaging and message management systems. While the services from the foregoing products represent a significant portion of the wireless personal communications systems industry today, the industry is expanding to include new enhanced services and new markets. The wireless personal communications industry includes equipment manufacturers that serve many of the same personal communications services ("PCS") markets served by the Company. Certain of the Company's competitors have significantly greater resources than the Company, and there can be no assurance that Glenayre will be able to compete successfully in the future. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone and PCS industries, certain of which are larger and have significantly greater resources than the Company, could attempt to enter into the Company's markets and compete with Glenayre's products and systems.

Competition in Glenayre's infrastructure equipment markets is based upon quality, product features, technical performance capabilities, service and price. While infrastructure equipment and systems of the type sold by Glenayre typically represent less than one-quarter of a paging service provider's total capital investment, such equipment and systems are nevertheless critical for the operation of the pager devices and the paging network. Glenayre believes that it compares favorably with its competitors due to its reputation for high-quality and technically superior products and service, its willingness and ability to support customer requests, and its ability to offer complete turn-key systems customized to specifications provided by the customer.

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

     o United States. The Company believes that it has the leading market share (based on the number of units sold) of the United States market for sales of one-way and two-way switches and related equipment and software, and one-way and two-way transmitters and controllers. It is the Company's belief that its leadership position with respect to the sale of paging switches in the United States substantially exceeds that of its principal competitor in this market, which is Motorola, Inc. ("Motorola"). The Company believes that it captured the largest percentage of sales of paging switches serving more than 10,000 subscribers in each of the last three years.

          The Company believes sales of its transmitter and controller products exceeded sales of such products by Motorola in each of the last three years. The Company believes, however, that Motorola remains a substantial competitor with a significant market share in this market. Other competitors in this market include L M Ericsson Telephone Company ("Ericsson") and smaller manufacturers that primarily serve small local paging service providers which represents a small segment of the total domestic infrastructure market.

     o International. The Company believes that it is one of the leading participants in markets outside of the United States in the sale of paging switches, paging transmitters and controllers (based on the number of units sold). The Company believes that it sold the most paging switches outside of the United States during each of the last three years, exceeding sales by each of its two principal competitors in this market, Motorola and Ericsson.

          The Company believes that the Company and Motorola have the largest and approximately equivalent shares of the international paging transmitter and controller market. Ericsson also is a significant competitor in this market with what the Company believes to be a substantially smaller share of the market than either of Glenayre or Motorola.


Paging Messaging Devices:

Since November 1997, the Company has provided two-way paging devices through its newly acquired subsidiary, Wireless Access, Inc. ("WAI") based in Santa Clara, California. WAI designs, develops and markets innovative, low-power, two-way wireless data messaging devices. The Company's products are based on Motorola's family of FLEX two-way paging protocols which the Company believes will become the industry's standard two-way wireless data messaging protocols. The two-way wireless data messaging capability of the Company's devices will allow service providers to reuse their RF spectrum and thereby offer expanded two-way alphanumeric wireless data messaging services to significantly more users than would be possible with a traditional one-way alphanumeric paging network.

AccessLink(TM). The Company's current two-way data messaging product, the AccessLink, is based on Motorola's ReFLEX50 protocol and utilizes the Company's proprietary battery management, transceiver antenna and user interface designs. The AccessLink has a memory capacity of 110 Kbytes, representing approximately 130,000 characters. In addition to traditional alphanumeric pager functions, the AccessLink in conjunction with the SkyTel two-way data messaging service provided by Mobile Telecommunications Technologies Corp. ("Mtel"), a customer of the Company is capable of the following:

     o Message Origination. The AccessLink allows a user to create and send custom messages from the device. A user is able to create a message by selecting letters displayed on the onscreen keyboard using an omni-directional keypad. In addition, a user can send a preprogrammed or user-created message to another AccessLink user, to an Internet e-mail user, to a one-way alphanumeric pager, to a dial-in system which uses synthesized voice technology to deliver a message or, expected in the future, to a fax machine.

     o Internet Connectivity. The AccessLink user can exchange messages with Internet e-mail users. AccessLink users can have an e-mail address defined by their service provider that allows them to receive e-mail messages across the Internet. In addition, AccessLink users can originate e-mail messages from the device and send them to any Internet e-mail user's address.

     o Ease of Use. The AccessLink's easy-to-manipulate omni-directional keypad and innovative user interface provide the user with an easy means of creating, storing and sending messages. All information is contained within folders, which can be opened and closed with the omni-directional keypad. The AccessLink's one-handed omni-directional keypad also allows the user to scroll through the display and move the cursor to select options.

     o Computer Connectivity. The AccessLink provides a serial port for connection to personal or palm top computers. Once connected to the computer with the appropriate applications software, a user can send and receive messages with the AccessLink acting as a wireless modem.

     o High-Powered Transmitter. The AccessLink provides the maximum transmit power allowed by the FCC in a mobile two-way device. Achieving this high-power level is critical for creating and sending long, custom messages. The Company believes the AccessLink balances the need to generate a high level of transmit power with the need for extended battery life while utilizing a single AA battery.

AccessMate(TM). The Company is developing the AccessMate to enable wireless data messaging service providers to offer customers expanded alphanumeric wireless data messaging services at prices competitive with today's one-way paging service subscription prices. The AccessMate is expected to be an entry-level two-way wireless data messaging device that has all the functionality of today's alphanumeric pagers together with the ability to allow service providers to efficiently manage their network capacity through spectrum reuse. The Company is designing the AccessMate to be approximately the same size as today's one-way alphanumeric pagers with a four-line LCD display and more than 30 days of battery life. The AccessMate is expected to allow a service provider to ensure guaranteed message receipt by storing and resending a message when the recipient's device is turned off or out of the service area. AccessMate will be Glenayre's first device which utilizes the Company's proprietary integrated chipset. The Company believes its IC chipset technology will enable the Company to decrease the size of its devices while simultaneously reducing the cost and power consumption of the devices.

AccessLink II. The Company is developing the AccessLink II to enable wireless
data messaging   service   providers  to  offer  customers   two-way  paging
service capabilities in a device to be approximately the same size as today's one-way alphanumeric pagers with a four-line LCD display and more than 30 days of battery life. As with the AccessMate, the AccessLink II is expected to allow a service provider to ensure guaranteed message receipt by storing and resending a message when the recipient's device is turned off or is out of the service area. The AccessLink II will also utilize the Company's proprietary integrated chipset. The AccessMate and AccessLink II are expected to be in commercial production in 1998.

Integrated Circuit ("IC") Chipsets. The Company has designed chipsets to contain substantially all of the two-way wireless data messaging circuitry, including circuitry which implements the appropriate two-way wireless data messaging protocol. The Company's design philosophy is that its devices will improve as the Company increases the level of integration of the elements of its devices. The Company has invested in the design of a first in a series of IC chipsets whose goals are the continued reduction in size, cost and power consumption of its mobile devices. As a result of utilizing a highly integrated transceiver chipset, the Company believes its device designs will benefit through a reduction in the number of components required on the circuit boards, a reduction in the physical size of the mobile device, improved reliability and ruggedness of the mobile device, increased battery life, and improved testability and repeatability of the design.

Competition. Motorola, the only other company that currently has a product that operates in a two-way wireless data messaging network, has historically dominated the market for paging devices, with sales of its products representing over 80% of sales of all paging devices. Motorola and other potential producers of devices for the two-way wireless data messaging market, such as Uniden, Phillips, Sony and Casio, have longer operating histories, significantly greater financial, technological, management and marketing resources, greater name recognition and larger installed customer bases than Glenayre. In addition, each of these companies can devote greater resources to developing, marketing and selling their products than Glenayre and may be able to respond more quickly to new or emerging technologies and changes in customer needs. There can be no assurance that the Company will obtain market acceptance of its products in the face of competing technologies or be successful in introducing new products. The failure of Glenayre to compete effectively could result in lower prices, reduced margins or loss of market share, any of which could have an adverse effect on the Company.

Competition in the Company's end user device markets is based upon quality, product features, technical performance, capabilities, service and price, in addition to battery life, size, ease of use, appearance, durability, and reliability. End user devices represent a much more significant ratio (than infrastructure) of a paging provider's total capital investment.

Marketing and Sales, Customers. The Company markets to paging carriers primarily in the United States through a direct sales force. To date, nearly all of the Company's two-way device revenues have been from Mtel.

                        MOBILE AND FIXED NETWORK PRODUCTS

Mobile and fixed network products from the Company's Integrated Network Group accounted for approximately 16%, 6% and 7% of net sales for 1997, 1996 and 1995, respectively and is comprised of the Company's Intelligis product line including
(i) the MVP system, (ii) network management systems developed by CNET since January 1997, and (iii) software applications for calling card services by ODC since October 1997. By combining the three operations into a cohesive product offering, the Company believes it will be in a strong position to solve a service provider's needs. The MVP System and the openMEDIA platform provide network operators with the enhanced services and calling card products needed to increase revenues from the current customer base and to acquire new subscribers. The Glenayre OPTIONS(TM) products give network operators the system intelligence needed to operate their networks more efficiently thus reducing costs and increasing reliability.

MVP system. Glenayre's MVP(R) Modular Voice Processing system is an enhanced services platform that enables cellular, PCS, wireline and paging network operators to offer their subscribers value-added services that enhance and complement their core communication products.

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

The MVP system's Auto Call Back feature allows the subscriber to return calls with a keystroke. When the caller leaves a message, the MVP system captures the caller's telephone number, either by Automatic Number Identification or by the caller manually entering the caller's number. When the subscriber listens to the message, the callback number plays as part of the voice message. At any time, the subscriber can press a button and the caller's phone number is dialed by the MVP system. After the call is completed, the subscriber is returned to the subscriber's voice mailbox.

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

A major development project for the MVP system in the next few years is speech recognition. Glenayre has developed a new voice dialing application allowing subscribers to place calls using only their voice. The subscriber speaks a name or telephone number and the MVP system places the call. Glenayre expects to develop additional speech recognition products, as well as incorporate speech recognition technology into the voice mailbox.

Additionally, Glenayre expects to develop a new messaging capability incorporating internet technology with the MVP system. This technology called Unified Messaging, will give the MVP system the ability to incorporate voice, data, fax and e-mail, into a subscriber's mailbox. With Unified Messaging, subscribers point and click on a graphical user interface to access their voice, data or other message types.

The Company believes that by providing multiple voice and data applications on a single platform, the MVP system gives service providers a means to generate additional revenue and increase subscriber loyalty.

Network Management Systems. During 1997, the Company renamed CNET's product line as Glenayre OPTIONS. Glenayre OPTIONS' software integrates strategic operational support systems, network management, RF planning and traffic analysis functions. These tools ensure that wireless and wireline operators continually evolve their businesses beyond the competition. The benefits that Glenayre customers enjoy are reduced costs, improved customer retention, enhanced technological leadership and improved time to market.

     BOS. Basic Operations System ("BOS") is used by network operators to integrate, monitor and manage complex communications and computing networks. Through its modular collection of UNIX-based operational support programs, BOS collects real-time network performance and customer detail data from continuously operating networks. Layered applications translate BOS data into information operators can use to make network management, resource allocation and strategic planning decisions. BOS allows users to graphically view the network and immediately determine the health of any component. It can be automated to generate alarms alerting staff to system problems, and can be programmed to self-heal the network under predetermined conditions. The software operates across multi-vendor, multi-protocol network component, protecting current and future network investments. BOS' graphical user interface is intuitive making it easy to use for network operators, engineers and software developers, and is relevant for non-technical personnel engaged in related activities such as updating subscriber services and feature sets.

     WiNGS. WiNGS advanced RF planning tools allow users to go from the initial planning of their wireless network through the maintenance phase of network planning. WiNGS takes data (coverage, interference, channel loading, traffic, demographics, terrain, detailed roadways, microwave path analysis) from almost any source, then integrates and analyzes it to predict RF performance. WiNGS can incorporate field measurement data or other information from a network management system to determine how the network is performing compared to how it was planned. WiNGS features automatic frequency planning, analysis across numerous systems using multiple propagation methodologies and extensive plotting capabilities. The database will automatically populate FCC and FAA required forms.

     Traffic Trending Tool. With Traffic Trending Tool key network performance and customer data are layered onto the wireless topology for visual analysis and trending assessment. Traffic Trending Tool graphically displays data in a broad scope, identifying problem areas and trends immediately. It takes data geographically referenced to an RF plan and compares various attributes for trending analysis. Traffic Trending Tool is designed to proactively manage a wireless network by quickly identifying network problems and forecasting shortages and other problem areas before they occur.


Software Application for Calling Cards. Glenayre's openMEDIA software integrates the hardware and software elements of a telephony network to provide a powerful and scaleable platform for database functions including calling card services for wireless and wireline networks. OpenMEDIA's enhanced applications (prepaid calling card, prepaid cellular and enhanced calling card) facilitate the rapid deployment and ongoing evolution of a network operator's product offerings. Additionally, the applications allow network operators the ability to expand their customer bases and help drive network usage.

OpenMEDIA Prepaid Calling Card enables a service provider to establish prepaid calling card programs that offer flexibility in card management, call rating and service branding. The openMEDIA prepaid application enables service providers to offer the following features to their subscribers: numerous calling methods, real time card recharge, an integrated customer service application, multiple language prompting, fraud detection and control, information services and voice mail. Glenayre's openMEDIA Cellular Prepaid application offers the same features available from the openMEDIA Prepaid application, plus certain enhancements designed for cellular service providers. The Company is developing new releases of its Cellular Prepaid application to include advanced features such as voice-activated "hands-free" dialing, inbound call screening, advanced cellular-to-cellular call rating, and nationwide cellular roaming. Glenayre's Enhanced Calling Card application enables service providers to introduce traditional post-paid calling card services with the advanced features of the Company's other applications rapidly and effectively. Glenayre is developing new releases of this application to support multiple billing options, an improved rating engine, voice dialing, alias lists, Internet account access and support for corporate calling cards.

Glenayre's openMEDIA Enhanced Services Platform ("ESP") is a client/server-based software platform from which multiple telecommunications applications can be run across shared network and database resources. The openMEDIA ESP provides an interface between telephony and computing resources, including switches, voice response units ("VRUs"), databases, billing systems and network management software. The platform facilitates the generation of call flows and insulates application developers from low-level programming of hardware components. OpenMEDIA's modular, client/server architecture permits the replacement and interchangeability of network hardware components and ensures the reusability of common software modules as Glenayre develops new applications. The openMEDIA ESP provides the following key features: rapid service creation, modularity, high volume and scalability, network connectivity and fast call setup, real-time call management, external interfaces and disaster recovery and reliability.

Competition. For sales of MVP systems, the Company competes in the United States and internationally primarily with Boston Technology, Inc., Centigram Communications Corporation, Comverse Technologies, Inc., Octel Communications Corporation and Unisys Corporation.

The Company competes directly with Objective Systems Integrators, Inc., Boole & Babbage, Inc., Lucent Technologies, Hewlett Packard Company and IBM Corporation for the sale of it's network management products.

For sales of prepaid calling cards, cellular prepaid and enhanced calling card products, the Company competes in the United States and internationally primarily with Boston Communications Group, Inc., Brite Voice Systems, Inc. and Precision Systems, Inc.


                             MICROWAVE COMMUNICATION

The Company's Wireless Interconnect Group ("WIC") designs, manufactures and markets products for use in point-to-point microwave communications systems which accounted for approximately 7%, 7% and 4% of net sales for 1997, 1996 and 1995, respectively. These products include the microwave radios themselves, both in analog and digital transmission formats, and analog baseband products. Glenayre also provides cellular and PCS operators with wireless cell site and base station interconnect infrastructure. The Company's products are sold to communications service providers, including cellular, specialized mobile radio ("SMR") and inter-exchange common carriers; industrial companies, including utilities, railroads and petroleum producers; federal, state and local governmental entities; and users of wireless data communications.

For sales of microwave radio products, the Company competes in the United States and internationally primarily with Alcatel Alsthom, California Microwave Corporation, Digital Microwave Corporation, Ericsson, Harris Corporation, P-Com, Inc. and Siemens A.G.

CUSTOMERS

Glenayre sells to a range of customers worldwide. In the United States, customers include the regional Bell operating companies, public and private radio common carriers, private carrier paging operators, PCS carriers and cellular carriers. Internationally, customers include public telephone and telegraph companies, paging and cellular carriers as well as private telecommunication service providers servicing cellular, PCS and paging.

Sales to a single customer totaled approximately 11%, 15% and 16% of 1997, 1996 and 1995 net sales, respectively. Although a single customer accounted for more than 10% of the Company's net sales in each of the prior three years, the dependence on any one customer is mitigated by the large number of entities in the Company's customer base. The amount of business with any customer in a reporting period is determined by the timing of the development and expansion of existing customers' and new customers' systems.

MARKETING AND SALES

The Company markets its products and services in the United States and internationally primarily through a direct sales force. Glenayre also utilizes distributors and agents to sell its products in certain countries and geographic regions to markets outside of the Company's core markets. Glenayre maintains sales offices throughout the United States.

In an effort to better serve its international customers, Glenayre has established sales offices outside of the United States in various locations worldwide, including:

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

As part of the Company's integrated marketing and sales efforts, Glenayre encourages and facilitates a philosophy of open communication between the Company and its customers. Toward that end, the Company often invites customer representatives to meet with Glenayre's engineers and marketing personnel to collaborate in the development of new and enhanced products.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. See Note 12 to the Company's Consolidated Financial Statements.

INTERNATIONAL BUSINESS RISKS

Approximately 50% of 1997 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 1997 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S.
dollar-denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit.

RESEARCH AND DEVELOPMENT

The Company believes that a strong commitment to research and development is essential to the continued growth of its business. Glenayre has consistently developed innovative products and product improvements for the wireless personal communications services industry and has often been the first to bring such products to market. One of the key components of the Company's development strategy is the promotion of a close relationship between its product development staff, internally with Glenayre's manufacturing and marketing personnel, and externally with Glenayre's customers. This strategy has allowed Glenayre to develop and bring to market customer-driven products in a timely manner.

The Company has extensive expertise in the technologies required to develop wireless communications systems and products including digital signal processing ("DSP"), voice processing (both FM and linear), real-time software, networking and network management software, high-speed digital logic, high and low power radio frequency, protocol development, data network and system design. With the November 1997 acquisition of Wireless Access, Inc., the Company now retains a core competence in Application Specific Integrated Circuit (ASIC) development and implementation. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as new personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Glenayre to reduce the time for bringing new products to market.

The majority of the Company's research and development staff are engineers or computer science professionals. Glenayre's research and development efforts are located in its Vancouver, British Columbia, Canada; Sunnyvale, California; Atlanta, Georgia; Norwood, Massachusetts and Santa Clara, California facilities. Total research and development costs for the Company were $40 million, $29 million and $24 million or 9%, 7% and 7% of net sales for 1997, 1996 and 1995, respectively. The Company devotes substantial resources to research and development in order to develop new products, improve existing products and support ongoing custom feature and enhancement development. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete.

New Products and Upgrades. The principal new products and enhancements introduced by the Company in 1997 related to its Paging Products included the following: (i) a DSP based multi-channel high powered linear transmitter; (ii) a multiprocessor version of the two-way control and encoder system; (iii) advanced features for paging switches including FLEX roaming, timed services, high capacity voice and configurable digital trunk; (iv) advanced networking for the paging switch in the form of WMtp and WMapi; (v) advanced features for traditional control including dial backup and modular field upgradability; and
(vi) Chinese characters paging was added to the base operator assisted paging switch.

The principal new products and enhancements introduced by the Integrated Network Group in 1997 included the following: (i) a software application to emulate a non-Glenayre voicemail system, (ii) modification to a fax platform to support worldwide web server, (iii) a significant increase in MVP voice storage capacity and (iv) a cellular data messaging protocol to send messages and page notifications.

Additionally, in 1997, the Company's Wireless Interconnect Group introduced: (i) the LYNXsc family of license-free spread spectrum digital radios with enhanced features and offering throughput capacities of 56kbs to 4T1 (one T1 is equal to 1.544Mbs) and (ii) the WM 6/45 licensed radio operating at 6GHz and providing a throughput capacity of 45Mbs, a fully integrated simple network management tool, an internet protocol router, and a wayside Ethernet channel.

MANUFACTURING

Glenayre currently manufactures its Paging Products and MVP systems at Company facilities in Quincy, Illinois and Vancouver, British Columbia, Canada except for its two-way paging devices which are assembled by a third-party manufacturer. The Company's manufacturing expertise resides in assembling sub-assemblies and final systems that are configured to its customers'
specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors; mechanical materials such as cabinets in which the systems are built; and peripherals, including disk drives. The components and parts used in the Company's products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from one source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single sourced components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials may be experienced. Additionally, as necessary, the Company purchases sufficient quantities of certain components which have long-lead requirements in the world market. The Company performs standard procedures to test, tune and verify products prior to shipment to the customer.

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

The Company utilizes Materials Resource Planning ("MRP") systems for production planning in its manufacturing locations and state-of-the-art workstations for its engineering functions. Glenayre is in the process of implementing a business operating system that will link a significant portion of the Company's business functions in order to further grow and enhance the business. This system is expected to become operational by the second quarter of 1998. The Company's present facilities are believed to be adequate for current manufacturing needs, but the process of upgrading its facilities is expected to continue.

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

The Company considers its trademarks "Glenayre", "WMtp" and Wmapi" to be valuable assets. These trademarks are protected through trademark registrations in the United States and various countries throughout the world.

BACKLOG

The Company's firm backlog at December 31, 1997 and 1996 was approximately $139 million and $166 million, respectively. In general, the Company expects to commence shipment of the orders in the backlog within six months of their respective backlog dates. Approximately 65% of orders on hand at December 31, 1997 are expected to be shipped during 1998. The orders not being shipped in 1998 are primarily due to the timing of delivery as requested by customers. This is a forward looking estimate which is subject to substantial change based on the timing of installation of systems by the Company's paging service provider customers and the market acceptance of personal communication products by the customers of such paging service providers.

GOVERNMENT REGULATION

Many of Glenayre's products operate on radio frequencies or connect to public telecommunications networks. Radio frequency and telecommunications network equipment is regulated in the North American and in many international markets. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the service providers that operate the Company's products. There can be no assurance that appropriate regulatory approvals will continue to be obtained. The enactment by national, provincial, or local governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's products. The Company believes that global privatization and deregulation of telecommunications industries have, however, increased demand for the Company's products. Privatization, while providing new opportunities, has tended to destabilize the administrative and technical procedures for placing products into recently privatized markets. The scope to which the Company's products are subject to regulation has increased. The Company has implemented programs to address the technical, administrative, and legal challenges of this dynamic global regulatory environment.

EMPLOYEES

At December 31, 1997, the Company and its subsidiaries employed approximately 2,400 persons. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:

                                       Size            Owned or            Lease
            Location               (Square Feet)        Leased        Expiration Date                  Uses
            --------               -------------        ------        ---------------                  ----
Vancouver, British Columbia            185,124       142,244 owned                          Manufacturing, service,
                                                     42,880 leased        1998-2002         accounting, purchasing and
                                                                                            training facilities,
                                                                                            research and development.

Quincy, Illinois                       162,356       154,256 owned           2000           Manufacturing, service,
                                                      8,100 leased                          sales, accounting,
                                                                                            purchasing and training
                                                                                            facilities.

Sunnyvale, California                   45,709              leased           2006           Manufacturing, service,
                                                                                            sales, accounting,
                                                                                            purchasing, research and
                                                                                            development.

Santa Clara, California                 29,600              leased           2002           Service, sales, accounting,
                                                                                            purchasing, research and
                                                                                            development, administration.

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

Norwood, Massachusetts                  64,183              leased           2001           Service, sales, accounting,
                                                                                            purchasing, research and
                                                                                            development.

Singapore                               42,000               owned                          Service, sales, accounting
                                                                                            and training facilities.

In addition to its sales offices listed above, Glenayre also maintains sales offices throughout the United States and internationally. See "Business--Marketing and Sales." During 1997, Glenayre began the pre-construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. The total cost of the expansion is expected to be approximately $19 million and to be paid throughout the construction period in 1998 and 1999. Approximately $900,000 paid toward architect and engineering fees related to the new expansion is included in capital expenditures for the year ended December 31, 1997. During the first quarter of 1998 Glenayre negotiated a contract to expend up to $15 million for the construction phase of the expansion. Except for this expansion, the Company's facilities are believed to be adequate for its current needs, although the process of upgrading its facilities to meet technological and market requirements is expected to continue.

ITEM 3.  LEGAL PROCEEDINGS

On January 31, 1997 an amended class action complaint (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors alleging the Company artificially inflated the value of its common stock during the period February 6, 1996 to September 13, 1996 by making false and misleading statements in its public disclosures. The Complaint was dismissed in November 1997, but the plaintiffs were granted the right to refile. The Complaint was refiled December 19, 1997. The Complaint consolidates two lawsuits filed in the fourth quarter of 1996. The plaintiffs seek unspecified damages based upon the decrease in market value of the shares of the Company's stock. On February 20,1997, a shareholder's derivative complaint was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. The plaintiff seeks unspecified damages on behalf of the Company. Management denies any liability and intends to defend these actions vigorously and believes that the ultimate resolution will not have a material adverse effect on the Company's financial position or future results of operations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock Market under the symbol "GEMS." The table below sets forth the high and low sale prices for the Company's common stock on The Nasdaq Stock Market for the periods indicated.


                                                            Price Range of
                                                             Common Stock
                                                       -------------------------
                                                         High             Low
                                                       -------          --------
Year Ended December 31, 1996
  First Quarter...................................     $48.750          $30.375
  Second Quarter..................................      53.750           34.500
  Third Quarter...................................      53.250           18.625
  Fourth Quarter..................................      27.750           19.375

Year Ended December 31, 1997
  First Quarter...................................     $23.125           $9.750
  Second Quarter..................................      16.875            8.000
  Third Quarter...................................      21.500           13.625
  Fourth Quarter..................................      16.813            9.344

At March 6, 1998 there were approximately 1,900 holders of record of the Company's common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 1997 has been derived from the Company's audited Consolidated Financial Statements. The Company has been in the telecommunications equipment and related software business since November 10, 1992 and previously was engaged in the real estate development business and in oil and gas pipeline construction. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. The Company made three acquisitions in 1997:
(i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation ("ODC"), a developer of software including applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices on November 3, 1997. The results of the acquired companies are included from the dates of acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.

(In thousands, except per share data)

                                                                      Year Ended December 31,
                                              ------------------------------------------------------------------
                                                1997(1)          1996          1995          1994        1993
                                              -----------    -----------   -----------   -----------   ---------
Operating Data:
  Net sales ...............................   $   451,679    $   390,246   $   321,404   $   172,107   $ 136,139
  Income (loss) before change in accounting
    principle and extraordinary item ......       (49,549)        70,444        76,448        33,095      23,700
  Discontinued operations(2) ..............          --             --            --             388         100
  Extraordinary item ......................          --             --            --            --        (1,695)
  Change in accounting principle ..........          (688)          --            --            --          --
  Net income (loss) .......................       (78,092)        70,444        76,448        33,483      22,105
Per Share Data(3):
  Per Weighted Average Common Share:
  Income (loss) before accounting change
    and extraordinary items ...............         (1.28)          1.16          1.31          0.60        0.52
  Net income (loss) .......................         (1.29)          1.16          1.31          0.61        0.49

  Per Common Share-Assuming Dilution:
  Income (loss) before accounting change
    and extraordinary items ...............         (1.28)          1.11          1.22          0.56        0.48
  Net income (loss) .......................         (1.29)          1.11          1.22          0.57        0.45

                                                                          At December 31,
                                              ------------------------------------------------------------------
                                                  1997           1996          1995          1994        1993
                                              -----------    -----------   -----------   -----------   ---------
Balance Sheet Data:
   Working capital ........................   $   161,454    $   279,031   $   223,487   $   135,209   $  94,898
   Total assets ...........................       505,818        521,210       447,580       284,961     228,244
   Long-term debt, including current
     portion ..............................         3,747            879         2,147         2,019       3,451
   Stockholders' equity ...................       408,016        455,861       390,694       245,435     198,708

(1) The results for 1997 were impacted by a $125.2 million charge for purchased research and development related to the ODC and WAI acquisitions and a $5.2 million write-off of goodwill related to the CNET acquisition. See Note 1 to the Consolidated Financial Statements.

(2) Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively. These operations are accounted for as discontinued for all periods presented.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see the Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Glenayre designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communication systems throughout the world specifically focused in three primary marketing areas: (i) paging products including infrastructure equipment from the Wireless Messaging Group ("WMG") and Wireless Access two-way paging devices, (ii) mobile and fixed network products from the Integrated Network Group ("ING") including voice mail systems and software applications for network management and calling cards, and
(iii) microwave communications and rural radio from the Wireless Interconnect Group ("WIC").

Glenayre acquired three companies in the year ended December 31, 1997. In November 1997, the Company acquired Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices. Glenayre acquired Open Development Corporation, a developer of software including applications for calling cards in October 1997. In January 1997, the Company acquired CNET, Inc., a developer of software including network management tools. The operating results of the three acquired companies are included in the consolidated results of Glenayre since the acquisition dates.

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX") allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1997     1996    1995
                                                          ----     ----    ----
Net sales .............................................    100%     100%    100%
Cost of sales .........................................     48       46      43
                                                          ----     ----    ----
    Gross profit ......................................     52       54      57
Operating expenses
    Selling, general and administrative ...............     22       21      18
    Research and development ..........................      9        7       7
    Charge for purchased research and development .....     28     --      --
    Depreciation and amortization .....................      5        4       3
    Write-off of goodwill .............................      1     --      --
                                                          ----     ----    ----
        Total operating expenses ......................     65       32      28
                                                          ----     ----    ----
Operating income (loss) ...............................    (13)      22      29
Interest, net .........................................      2        3       3
Other, net ............................................      *        *       *
                                                          ----     ----    ----
Income (loss) before income taxes and
  accounting change ...................................    (11)      25      32
Provision for income taxes ............................      6        7       8
                                                          ----     ----    ----
Income (loss) before accounting change ................    (17)      18      24
Accounting change (net of income tax benefit) .........      *     --      --
                                                          ----     ----    ----
Net income (loss) .....................................    (17)%     18%     24%
                                                          ====     ====    ====

-------------------
*less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas :

                                                    Year Ended December 31,
                                                --------------------------------
                                                  1997        1996        1995
                                                --------    --------    --------
(dollars in thousands)

Paging products ............................   $348,789    $337,091    $284,805
Mobile and fixed network products ..........     70,619      24,911      23,592
Microwave communication and rural radio ....     32,271      28,244      13,007
                                               --------    --------    --------
                                               $451,679    $390,246    $321,404
                                               ========    ========    ========
(percentage of net sales)

Paging products ............................         77%         87%         89%
Mobile and fixed network products ..........         16           6           7
Microwave communication and rural radio ....          7           7           4
                                               --------    --------    --------

                                                    100%        100%        100%

Years Ended December 31, 1997, 1996, and 1995

Net Sales. Net sales for 1997 increased 16% to $451.7 million as compared to $390.2 million in 1996, which increased 21% from $321.4 million in 1995. International sales (sales outside the United States) increased to $227.2 million in 1997 as compared to $154.3 million in 1996 and $113.9 million in 1995 and accounted for 50%, 40%, and 35% of net sales for 1997, 1996, and 1995, respectively.

Due to the existing capacity of paging providers to serve their subscribers coupled with constrained financing markets, 1997 shipments to the United States market of the Company's one-way paging infrastructure products were below 1996 levels. The same conditions had caused a slower growth rate in the domestic market for these products in 1996 compared to 1995. However, significant investments made by the Company in the international arena have resulted in continued strong international sales growth in 1997 and 1996 of its paging products offsetting declines in the domestic market.

The increase in the Company's 1997 net sales compared to 1996 was primarily due to the increased delivery of Glenayre's voice mail system, the MVP, to both the domestic and international markets. The 1997 implementation of a more aggressive international strategy helped reverse the significant decrease in the MVP product line growth rate experienced in 1996 compared to 1995. The growth in the Company's 1996 net sales compared to 1995 came from both paging products and microwave communication. The increase in paging products was primarily due to
(i) the continued expansion and upgrading of existing systems within the installed customer base, (ii) the expansion into international markets, and
(iii) the delivery of newly introduced two-way paging products. The increase in microwave communication product sales in 1996 was due to (i) increased demand for these products and (ii) the inclusion of MUX operations only since its April 1995 acquisition.

As a result of significant investments made by the Company in international markets, continued growth of international sales of its paging products and mobile and fixed network products is anticipated. However, there can be no assurance that the Company's sales levels or growth will remain at or exceed historical levels in any future period.

Gross Profit. Gross profit was 52% for 1997 compared to 54% in 1996 and 57% in 1995. The declines in gross profit percentages in 1997 and 1996 were affected by
(i) increased revenue from  international  turn-key projects with lower margins,
(ii) changes in the mix of sales of the Company's products, and (iii) increased customer support costs. The 1996 decline was also impacted by an increase in fixed costs resulting from additional capacity brought on line during the latter half of 1995 in anticipation of two-way paging commercial product shipments which did not reach expected 1996 levels due to customer delays. The Company anticipates its gross profit percentage to be approximately 50% to 52% in 1998. However, Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold, (iii) increases in material costs and other components of cost of sales, and (iv) the inclusion for the full year of sales from companies acquired in 1997.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $100.6 million, $80.4 million, and $56.6 million for 1997, 1996, and 1995, respectively. These increases were primarily due to (i) the addition of sales, marketing, technical support, and administrative personnel and other expenses ( including travel, telephone, and new office openings) to support the increases in international sales volume, (ii) the inclusion of CNET, ODC, and WAI operating expenses since the dates of the acquisitions in 1997, and (iii) general increases in employee costs and purchased services. Glenayre expects that spending for selling, general and administrative expenses will increase in absolute dollars in 1998 but should approximate 1997 and 1996 percentages of net sales.

Research and Development Expense. Research and development expenses increased to $40.4 million in 1997 compared to $29.0 million in 1996 and $24.0 million in 1995. These increases were primarily due to the addition of engineering personnel and additional purchased research materials. The 1997 increase was also affected by the research and development activities of CNET, ODC, and WAI since the dates of the acquisitions in 1997. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 9% in 1997 from 7% in 1996 and 1995. Glenayre expects spending for research and development in 1998 to increase as a percentage of net sales to approximately 10% to 11% with absolute dollars changing in relation to net sales reflecting the Company's continued focus on the development and timely introduction of new products.

Charge for Purchased Research and Development. Purchased research and development costs of $125.2 million were expensed in 1997. These costs include $44.3 million and $80.9 million for the purchase of technology under development associated with ODC's enhanced service software and with WAI's two-way paging expertise. The ODC acquisition provides the technology for Glenayre to further strengthen its position as a worldwide provider in the enhanced service platform market. The WAI acquisition gives Glenayre the expertise in advanced pagers and integrated circuit design positioning the Company to offer some of the most advanced, complete paging systems available.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $20.2 million in 1997 compared to $13.5 million in 1996 and $8.6 million in 1995. The Company has spent $32.9 million, $43.0 million, and $34.6 million in 1997, 1996, and 1995, respectively, in order to provide the equipment and capacity necessary to meet the growth of its business. Additionally, goodwill and other intangibles acquired through the businesses purchased amounted to $26.7 million and $22.0 million in 1997 and 1995, respectively. The increases in depreciation and amortization expense were due to these significant fixed and intangible asset purchases. Glenayre anticipates equipment purchases in 1998 to be at approximately the 1997 levels which is expected to increase depreciation and amortization expense in 1998 compared to 1997.

Write-off of Goodwill. At December 31, 1997, the Company wrote off $5.2 million of the goodwill balance related to the January 1997 acquisition of CNET. Revised projected results over the remaining goodwill amortization period of six years for the acquired operations were not sufficient to support the remaining goodwill and, in accordance with the Company's policy, the short-fall was written off. The write-off will reduce the CNET goodwill amortization expense in 1998 as compared to 1997 by approximately $800,000.

Interest Income, Net. Interest income, net increased to $10.4 million in 1997 compared to $9.7 million in 1996 and $8.3 million in 1995. The increase in 1997 compared to 1996 was primarily due to higher balances in notes receivable along with higher average interest rates earned. The increase in 1996 compared to 1995 was attributable to higher average balances in cash, cash equivalents and short-term investments. The Company expects that the level of interest income, net in 1998 will vary in accordance with the level of secured debt financing commitments exercised by Glenayre's customers.

Other, Net. The increase in expense for 1997 as compared to 1996 and 1995 was primarily due to expenses related to a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies. Additionally, in 1997, the significant decline in relation to the U.S. dollar of currencies of certain countries, including Canada, Singapore and Taiwan, created unrealized translation expense as a result of the remeasurement of the net assets of the Company's foreign operations from the local denominated currency to the functional currency for consolidation. The translational loss or gain recorded is expected to vary in 1998 depending on the amount of net assets in a foreign country and the change in the relation of the foreign country's currency to the U.S. dollar.

In the first quarter of 1998, Glenayre announced that, in order to improve operational efficiencies, the paging infrastructure research and development function would be consolidated at the Vancouver, British Columbia facility. As a result of this decision, the Company expects to incur restructuring and other related expenses amounting to approximately $1.5 to 2.0 million in 1998.

Provision for Income Taxes. The difference between effective tax rates of 34% , 27% and 25% for 1997, 1996, and 1995, respectively and the combined U.S. federal and state statutory tax rate of approximately 40% is primarily the result of (i) the utilization of the Company's net operating losses ("NOLs"), (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and
(iii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The 1997 effective tax rate is net of the non-deductible charges for purchased research and development and write-off of goodwill. The difference between the effective tax rates in each of the years is primarily the result of a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company's Consolidated Financial Statements.

Glenayre had a significantly lower book tax rate as compared with the statutory tax rate in 1996 and 1995 as a result of reductions in the valuation allowance attributable to the Company's NOLs established prior to 1988 ("prior NOLs"). The prior NOLs had a balance of $70 million as of December 31, 1996 and were fully utilized during 1997. The remainder of these prior NOLs were utilized during 1997. At December 31, 1997, the Company had approximately $34 million of NOLs related to companies acquired during 1997("acquired NOLs"). However, due to certain restrictions limiting the Company's future use of the acquired NOLs, the potential benefit of the acquired NOLs has been fully reserved.

As a result of the final usage of the prior NOLs and uncertainty as to the usage of the acquired NOLS, the book tax rate is expected to increase to approximately 37% in 1998. However, the actual book tax rate may be different from the Company's estimate due to various issues including (i) future tax legislation,
(ii) the changes in the amount of international business by the Company, (iii) the utilization of U.S. Research and Development tax credits, (iv) changes in federal, state or international tax rates, (v) the availability of foreign sales corporation benefits and (vi) the actual utilization of the acquired NOLs.

Cumulative Effect of Change in Accounting Principle. The Company changed its accounting policy in 1997 pursuant to Emerging Issues Task Force No. 97-13 ("EITF No. 97-13") for the project to implement a new business operating system that Glenayre began in 1996 and expects to complete in the second quarter of 1998. Previously all direct costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with EITF No. 97-13, the unamortized balance of these reengineering costs as of November 1997 of approximately $1.1 million, or $688,000 after tax benefit was written off.

Financial Condition and Liquidity

Liquidity and Capital Resources. At December 31, 1997, Glenayre's principal sources of liquidity included $21 million of cash and cash equivalents and a $50 million bank line of credit that expires in October 1998. There were no borrowings under the line of credit in 1997. The decrease in cash, cash equivalents and short-term investments of $111 million for 1997 is principally due to (i) $124 million of funds (net of cash acquired) used to purchase CNET, ODC, and WAI and (ii) purchases of plant and equipment amounting to $33 million, offset by $45 million of funds provided by operations. The cash provided by operating activities was primarily due to net income (before certain non-cash charges including the charge for purchased research and development and the write-off of goodwill) offset by significant increases in accounts and notes receivables. Accounts receivable increased primarily due to (i) higher levels of international turnkey projects with longer payment terms and (ii) increased levels of customer contracts with non-standard terms. Notes receivable increased $38 million for 1997 due to additional requests from customers for financing primarily related to the sales of paging and voice mail products. Approximately 72% of the notes receivable balance as of December 31, 1997 consists of receivables from two customers, one of which accounts for $24.8 million, has a limited operating history and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Deferred income taxes decreased $15 million in 1997 primarily as result of the utilization of the Company's NOLs. Other assets increased $17 million principally due to intangible assets (other than goodwill) acquired in the purchase of ODC and WAI. Accounts payable and accrued liabilities increased $28 million in 1997 primarily related to the three acquisitions and increased levels of international turnkey projects.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. No shares were repurchased under this program in 1996 or 1997. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system is expected to be operational by the second quarter of 1998 at a total capitalized cost of approximately $16 million. Of this total, approximately $14 million, including $10 million of cost incurred in 1997, has been paid and included in fixed assets as of December 31, 1997.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents and bank line of credit for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1997, the Company had agreements to finance and arrange financing for approximately $92 million of paging and voice mail products. Further, at December 31, 1997, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

During 1997 Glenayre began the pre-construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. The total cost of the expansion is expected to be approximately $19 million and to be paid throughout the construction period in 1998 and 1999. Approximately $900,000 paid toward architect and engineering fees related to the new expansion is included in capital expenditures for the year ended December 31, 1997. During the first quarter of 1998 Glenayre negotiated a contract to expend up to $15 million for the construction phase of the expansion.

The Company believes that funds generated from continuing operations, together with its current cash reserves and bank line of credit, will be sufficient to
(i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures and customer financing commitments) and (ii) to repurchase shares as discussed above. Company management believes that, if needed, it can establish additional borrowing arrangements with lending institutions.

Income Tax Matters. In 1997 and recent years, the Company has had a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards established prior to 1988. These tax loss carryforwards were available to shelter U.S. taxable income generated by the Company. Under the Company's operating and business structure, the majority of the worldwide taxable income was earned in the United States. Therefore, the Company's actual cash outlay for income taxes in 1997 and recent years was limited to U.S. alternative minimum tax and foreign and state income taxes. The remainder of prior NOLs were utilized in 1997.

As described in Note 8 to the Company's Consolidated Financial Statements, the Company at December 31, 1997 had U.S. NOLs aggregating $34 million related to 1997 acquisitions of CNET, ODC, and WAI. However, the ability to utilize the acquired NOLs to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 1998 or future periods. Additionally, as the volume of international sales is expected to grow, the percentage of worldwide income taxable in international jurisdictions may increase in the future. As a result, the Company expects that its cash tax rate will be significantly higher in 1998 compared to 1997 and recent years.

The Company has recorded a deferred tax asset of $15 million, net of a valuation allowance of $19 million, at December 31, 1997, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.

Impact of Year 2000. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have a time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities.

Initial investigations indicate that modifications, to the Company's products in order to resolve any year 2000 issues appear to be insignificant. Based on preliminary reviews from presently available information, the current installation of a new business operating system (as described above in "Liquidity and Capital Resources") and the significant capital equipment purchases in recent years to upgrade technological capabilities, the costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations, or cash flows in future periods. However, if the Company, its large customers, or significant suppliers are unable to resolve such processing issues in a timely manner, it could have a material impact on the operations of the Company. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Inflation. For the three fiscal years ended December 31, 1997, the Company does not believe inflation has had a material effect on its results of operations.


FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-K, the Company's Summary Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-K related to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 1997, 1996 and 1995 and for each of the three years in the period ended December 31, 1997, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i)  Financial Statements:                                                  Page
                                                                            ----
  Report of Ernst & Young LLP Independent Auditors ........................   25
  Consolidated Balance Sheets at December 31, 1997 and 1996 ...............   26
  Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995 ......................................   27
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1996 and 1995 ..........................   28
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995 ......................................   29
  Notes to Consolidated Financial Statements ..............................   31

(ii)  Supplemental Schedules:

  (For the years ended December 31, 1997, 1996 and 1995)
  Schedule II - Valuation and Qualifying Accounts .........................   53

     All other schedules are omitted because they are not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index of Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP



Charlotte, North Carolina
January 30, 1998

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      December 31,
                                                                  -------------------
                                                                    1997       1996
                                                                  --------   --------
ASSETS
Current Assets:
   Cash and cash equivalents ..................................   $ 21,076   $ 53,785
   Short-term investments .....................................         --     78,016
   Accounts receivable, net ...................................    152,231    119,851
   Notes receivable ...........................................      8,684     10,236
   Inventories ................................................     49,302     50,460
   Deferred income taxes ......................................     13,943     19,291
   Prepaid expenses and other current assets ..................      6,810      7,957
                                                                  --------   --------
     Total current assets .....................................    252,046    339,596
Notes receivable, net .........................................     53,050     13,085
Property, plant and equipment, net ............................    103,641     80,501
Goodwill ......................................................     78,568     76,818
Deferred income taxes .........................................      1,088     10,372
Other assets ..................................................     17,425        838
                                                                  --------   --------
TOTAL ASSETS ..................................................   $505,818   $521,210
                                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ............................................   $ 27,133   $ 19,614
  Accrued liabilities .........................................     61,358     40,781
  Other current liabilities ...................................      2,101        170
                                                                  --------   --------
    Total current liabilities .................................     90,592     60,565
Other liabilities .............................................      7,210      4,784
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding ..............         --         --
  Common stock, $.02 par value; authorized: 200,000,000 shares;
    outstanding: 1997-60,650,761 shares;
    1996-59,868,202 shares ....................................      1,213      1,197
  Contributed capital .........................................    333,715    301,771
  Retained earnings ...........................................     73,088    152,893
                                                                  --------   --------
    Total stockholders' equity ................................    408,016    455,861
                                                                  --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $505,818   $521,210
                                                                  ========   ========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                              Year Ended December 31,
                                                        -----------------------------------
                                                          1997         1996         1995
                                                        ---------    ---------    ---------
NET SALES ...........................................   $ 451,679    $ 390,246    $ 321,404
                                                        ---------    ---------    ---------
COSTS AND EXPENSES:
     Cost of sales ..................................     217,793      180,468      138,773
     Selling, general and administrative expense ....     100,619       80,428       56,579
     Research and development expense ...............      40,425       28,983       23,968
     Charge for purchased research and development ..     125,200           --           --
     Depreciation and amortization expense ..........      20,211       13,482        8,571
     Write-off of goodwill ..........................       5,183           --           --
                                                        ---------    ---------    ---------
     Total costs and expenses .......................     509,431      303,361      227,891
                                                        ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS .......................     (57,752)      86,885       93,513
                                                        ---------    ---------    ---------
OTHER INCOME (EXPENSES):
     Interest income ................................      10,577        9,805        8,457
     Interest expense ...............................        (227)        (151)        (190)
     Other, net .....................................      (2,147)         112          (35)
                                                        ---------    ---------    ---------
     Total other income .............................       8,203        9,766        8,232
                                                        ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE ........................................     (49,549)      96,651      101,745
PROVISION FOR INCOME TAXES ..........................      27,855       26,207       25,297
                                                        ---------    ---------    ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ....................     (77,404)      70,444       76,448
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NET OF INCOME TAX BENEFIT OF $362) .....        (688)          --           --
                                                        ---------    ---------    ---------
NET INCOME (LOSS) ...................................   $ (78,092)   $  70,444    $  76,448
                                                        ---------    ---------    ---------
INCOME (LOSS) PER WEIGHTED AVERAGE COMMON
   SHARE:

Income (loss) before cumulative effect of change in
  accounting principle ..............................   $   (1.28)   $    1.16    $    1.31
Cumulative effect of change in accounting  principle         (.01)          --           --
                                                        ---------    ---------    ---------
Net income (loss) per weighted average common share .   $   (1.29)   $    1.16    $    1.31
                                                        =========    =========    =========

INCOME (LOSS) PER COMMON SHARE--ASSUMING
   DILUTION:

Income (loss) before cumulative effect of change in
  accounting principle ..............................   $   (1.28)   $    1.11    $    1.22
Cumulative effect of change in accounting principle .        (.01)          --           --
                                                        ---------    ---------    ---------
Net income (loss) per common share--assuming dilution   $   (1.29)   $    1.11    $    1.22
                                                        =========    =========    =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)

                                                         Common Stock                                                  Total
                                                  --------------------------       Contributed        Retained      Stockholders'
                                                    Shares          Amount           Capital          Earnings         Equity
                                                  ---------        ---------        ---------        ---------        ---------
Balances, December 31, 1994 ..................       55,991        $   1,120        $ 215,862        $  28,453        $ 245,435
Net income ...................................                                                          76,448           76,448
Stock options exercised ......................        2,899               58           16,090                            16,148
Shares issued and options assumed in
  connection with business acquisition .......        1,185               24           27,244                            27,268
Utilization of net operating loss
  carryforwards ..............................                                         12,425          (12,425)              --
Tax benefit of stock options exercised .......                                         26,433                            26,433
Repurchase of common stock ...................          (30)              (1)          (1,037)                           (1,038)
                                                  ---------        ---------        ---------        ---------        ---------
Balances, December 31, 1995 ..................       60,045            1,201          297,017           92,476          390,694
Net income ...................................                                                          70,444           70,444
Stock options exercised ......................        1,393               28           14,061                            14,089
Utilization of net operating loss
  carryforwards ..............................                                         10,027          (10,027)              --
Tax benefit of stock options exercised .......                                         16,947                            16,947
Repurchase of common stock ...................       (1,570)             (32)         (36,281)                          (36,313)
                                                  ---------        ---------        ---------        ---------        ---------
Balances, December 31, 1996 ..................       59,868            1,197          301,771          152,893          455,861
Net loss .....................................                                                         (78,092)         (78,092)
Stock options exercised ......................          470               10            2,516                             2,526
Shares issued and options assumed
  in connection with business
  acquisitions ...............................          313                6           26,461                            26,467
Utilization of net operating loss
  carryforwards ..............................                                          1,713           (1,713)              --
Tax benefit of stock options exercised .......                                          1,254                             1,254
                                                  ---------        ---------        ---------        ---------        ---------
Balances, December 31, 1997 ..................       60,651        $   1,213        $ 333,715        $  73,088        $ 408,016
                                                  =========        =========        =========        =========        =========



                See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (tabular amounts in thousands of dollars)


                                                                  Year Ended December 31,
                                                           -----------------------------------
                                                              1997         1996         1995
                                                           ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ......................................   $ (78,092)   $  70,444    $  76,448
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ........................      20,211       13,482        8,571
  Changes in deferred income taxes .....................      18,164        5,392       (4,998)
  Loss on disposal of equipment ........................         254           82          203
  Charge for purchased research & development ..........     125,200           --           --
  Write-off of goodwill ................................       5,183           --           --
  Tax benefit of stock options exercised ...............       1,254       16,947       26,433
  Stock compensation expense ...........................          --           --          169
  Other noncash expenses ...............................          --          121           73
  Changes in operating assets and liabilities, net of
     effects of business acquisitions:
     Accounts receivable ...............................     (27,922)     (30,586)     (54,222)
     Notes receivable ..................................     (38,084)        (388)      (1,637)
     Inventories .......................................       7,083         (415)     (23,152)
     Prepaids and other current assets .................       2,172         (768)         227
     Other assets ......................................      (1,127)        (559)      (3,384)
     Accounts payable ..................................       1,168        3,905        5,406
     Accrued liabilities ...............................       8,532        4,619        8,811
     Other liabilities .................................         720        1,207           93
                                                           ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES ............................................      44,716       83,483       39,041
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment .............     (32,889)     (43,017)     (34,638)
Proceeds from sale of equipment ........................          46          123           26
Net proceeds from sale of interest in oil and gas
  pipeline construction business .......................          --           --        3,600
Maturities of short-term investments ...................     164,103      171,812      122,679
Purchases of short-term investments ....................     (86,087)    (205,774)    (127,271)
Acquisitions, net of cash acquired .....................    (123,646)          --          396
                                                           ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ..................     (78,473)     (76,856)     (35,208)
                                                           ---------    ---------    ---------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    (tabular amounts in thousands of dollars)

                                                            Year Ended December 31,
                                                      --------------------------------
                                                        1997        1996        1995
                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings ................     (1,478)     (1,279)       (325)
Issuance of common stock ..........................      2,526      14,150      16,087
Common stock repurchases ..........................         --     (36,313)     (1,038)
                                                      --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,048     (23,442)     14,724
                                                      --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ................................    (32,709)    (16,815)     18,557
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....     53,785      70,600      52,043
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........   $ 21,076    $ 53,785    $ 70,600
                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest ........................................   $    114    $    140    $     85
  Income taxes ....................................      6,290       6,183       1,843


SUPPLEMENTAL INFORMATION OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

On January 9, 1997, the Company acquired CNET, Inc. ("CNET"). In connection with this acquisition the Company paid $1,194,000 (including $194,000 in acquisition costs) and issued common stock valued at $6,541,000 for assets with a fair value of $11,853,000 and assumed liabilities of $4,118,000.

On October 15, 1997, the Company acquired Open Development Corporation ("ODC"). In connection with this acquisition the Company paid $44,742,000 (including $1,355,000 in acquisition costs) and assumed options to purchase common stock valued at $3,289,000 for assets and in-process research and development with a fair value of $59,040,000 and assumed liabilities of $11,009,000.

On November 3, 1997, the Company acquired Wireless Access, Inc. ("WAI"). In connection with this acquisition the Company paid $83,779,000 (including $1,939,000 in acquisition costs) and assumed options to purchase common stock valued at $16,636,000 for assets and in-process research and development with a fair value of $108,801,000 and assumed liabilities of $8,386,000.

On April 25, 1995, the Company acquired Western Multiplex Corporation ("MUX"). In connection with this acquisition, the Company paid $1,323,000 in acquisition costs and issued common stock and assumed options to purchase common stock valued at $27,260,000 for assets with a fair value of $31,769,000 and assumed liabilities of $3,186,000.


                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (tabular amounts in thousands except per share amounts)


1.  Business Acquisitions

    (a)  CNET, Inc. Acquisition

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of $7.7 million consisted of 369,983 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at $6.5 million, $1.0 million in cash and $194,000 in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1997 include the operating results of CNET for the period January 9, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

         Current assets...................................    $1,752
         Equipment........................................       412
         Goodwill.........................................     9,343
         Other non-current assets.........................       346
         Liabilities assumed..............................    (4,118)
                                                              ------
                                                              $7,735
                                                              ======

In the fourth quarter of 1997, Company management identified significant adverse changes in the market size for CNET's existing products. These changes were primarily due to fewer than anticipated end uses of the network management tool and significant on-going development costs of the radio frequency propagation software. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of CNET.

The Company has revised its projections and has determined that its projected results would not fully support the future amortization of the goodwill balance. In accordance with the Company's policy, management assessed the recoverability of goodwill using an undiscounted cash flow projection based on the remaining amortization period of six years. Based on this projection , the cumulative undiscounted cash flow over the remaining amortization period was insufficient to fully recover the CNET goodwill balance of $8.1 million. At December 31, 1997, the Company wrote off the short-fall of $5.2 million.

    (b)  Open Development Corporation Acquisition.

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of enhanced service software and products for telecommunications providers. The purchase price of $48.0 million consisted of 242,066 shares issuable upon exercise of stock options of the Company's common stock valued at $3.3 million, $43.4 million in cash and $1.3 million in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1997 include the operating results of ODC for the period October 15, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

         Current assets ......................................      $  2,979
         Equipment ...........................................         3,808
         Goodwill ............................................         2,381
         Purchased research and development
           charged to operations .............................        44,300

         Other intangibles ...................................         4,000
         Deferred tax asset ..................................           996
         Other non-current assets ............................           576
         Liabilities assumed .................................       (11,009)
                                                                    --------
                                                                    $ 48,031
                                                                    ========

    (c)  Wireless Access, Inc. Acquisition.

On November 3, 1997, the Company completed the acquisition of Wireless Access, Inc. ("WAI"), located in Santa Clara, California. WAI develops and markets two-way paging devices. The purchase price of $100.4 million consisted of 1,341,916 shares issuable upon exercise of stock options of the Company's common stock valued at $16.6 million, $81.9 million in cash and $1.9 million in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1997 include the operating results of WAI for the period November 3, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

          Current assets .............................      $  13,076
          Equipment ..................................          1,354
          Purchased research and development
            charged to operations ....................         80,900
          Other intangibles ..........................         10,935
          Deferred tax asset .........................          2,536
          Liabilities assumed ........................         (8,386)
                                                            ---------
                                                            $ 100,415
                                                            =========

    (d)  Western Multiplex Acquisition

On April 25, 1995, the Company acquired Western Multiplex Corporation ("MUX"), now located in Sunnyvale, California. MUX designs, manufactures and markets products for use in point-to-point microwave communication systems. The purchase price of $28.6 million consisted of 1,687,432 shares of the Company's common stock (including 502,206 shares issuable upon exercise of stock options) valued at $27.3 million and $1.3 million in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1995 include the operating results of MUX for the period April 25, 1995 to December 31, 1995. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

          Current assets .............................       $  7,886
          Property, plant and equipment ..............          1,188
          Goodwill ...................................         21,991
          Deferred tax asset .........................            704
          Liabilities assumed ........................         (3,186)
                                                             --------
                                                             $ 28,583
                                                             ========

Pro forma results of operations assuming the acquisitions of CNET, ODC, and WAI had occurred as of January 1, 1996 and the acquisition of MUX had occurred as of January 1, 1994, have not been presented because their effect on net sales and net income would not be significant.

The amounts allocated to purchased research and development for ODC and WAI were determined through established valuation techniques in the high-technology communications industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)

2.  Summary of Significant Accounting Policies

Description of Business

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing, mobile data systems and point-to-point wireless interconnection products. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include switches, transmitters, receivers, controllers, software, paging devices and other equipment used in personal communications systems (including paging, voice messaging, cellular, and message management and mobile data systems), microwave communication systems and radio telephone systems.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


Goodwill

Goodwill represents the excess of cost over assigned fair market value of net assets acquired and is being amortized on a straight-line basis over estimated useful lives ranging from 7 to 30 years. Goodwill is shown net of accumulated amortization of $15.9 million and $12.4 million at December 31, 1997 and 1996, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future undiscounted cash flow of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

Software Costs

Product related computer software development costs are expensed as incurred. Such costs are required to be expensed until the point of technological feasibility is established. Costs which may otherwise be capitalized after such point are generally not significant and are therefore expensed as incurred.

Pursuant to Emerging Issues Task Force Issue No. 97-13 ("EITF No. 97-13"), issued in November 1997, the Company changed its accounting policy in the fourth quarter of 1997, regarding a project to implement a new business operating system that it began in 1996 and expects to complete in the second quarter of 1998. Previously,

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


substantially all direct costs relating to the project were capitalized, including the portion related to business process reengineering. Under EITF No. 97-13, the unamortized balance of these reengineering costs as of November 20, 1997 of approximately $1,050,000, or $688,000 after tax benefit ($.01 per share), was written off as a one-time, non-cash, cumulative effective adjustment in the fourth quarter of 1997.

Estimated Warranty Costs

The Company warrants its telecommunications products other than certain transmitters for one year after sale. The majority of the Company's transmitters are warranted for two years after sale. A provision for estimated warranty costs is recorded at the time of sale.

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 11. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

Calculation of income (loss) per share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS 109, Accounting for Income Taxes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Segment Reporting

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does anticipate that the adoption of this statement may increase the Company's reported segments.


3.  Short-Term Investments

Short-term  investments  amounting  to  $78.0  million  at  December  31,  1996, generally consist of highly liquid, high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities with original maturities greater than three months, but not exceeding one year. Short-term investments are stated at cost which approximates fair market value.


4.  Accounts and Notes Receivable

Accounts receivable at December 31, 1997 and 1996 consist of:

                                                     1997         1996
                                                   ---------    ---------
          Trade receivables ....................   $ 151,949    $ 119,657
          Retainage receivables ................       1,028        1,407
          Other ................................       3,796        3,314
                                                   ---------    ---------
                                                     156,773      124,378
          Less: allowance for doubtful accounts.      (4,542)      (4,527)
                                                   ---------    ---------
                                                   $ 152,231    $ 119,851
                                                   =========    =========

Trade receivables at December 31, 1997 and 1996 included unbilled costs and estimated earnings under contracts in the amount of approximately $8.3 million and $17.9 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable at December 31, 1997 and 1996 consist of:

                                               1997            1996
                                             --------        --------
          Current ....................       $  8,684        $ 10,236
          Non-current ................         57,092          13,407
                                             --------        --------
                                               65,776          23,643
          Less: reserves .............         (4,042)           (322)
                                             --------        --------
                                             $ 61,734        $ 23,321
                                             ========        ========

Concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1997 principally all of the Company's receivables are concentrated in the telecommunications industry. Further, approximately 72% of notes receivable as of December 31, 1997 consist of receivables from two customers, one of which accounts for $24.8 million, has a limited operating history and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Approximately 90% of notes receivable are from customers located in the U.S. with the remaining balance predominately from customers located in the Pacific Rim and South America. Generally, all notes receivable are secured by the related equipment.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


5.  Inventories

Inventories at December 31, 1997 and 1996 consist of:

                                                   1997         1996
                                                  -------      -------
          Raw materials ....................      $25,970      $25,656
          Work-in-process:
             Uncompleted contracts .........          299        3,757
             Other .........................       10,514        7,603
          Finished goods ...................       12,519       13,444
                                                  -------      -------
                                                  $49,302      $50,460
                                                  =======      =======


6.  Property, Plant and Equipment

Property, plant and equipment at December 31, 1997 and 1996 consist of:

                                                  1997         1996
                                               ---------    ---------
          Land .............................   $   3,746    $   3,737
          Buildings ........................      41,320       36,987
          Equipment ........................      91,179       58,059
          Leasehold improvements ...........       2,586        2,134
                                               ---------    ---------
                                                 138,831      100,917
          Less: Accumulated depreciation ...     (35,190)     (20,416)
                                               ---------    ---------
                                               $ 103,641    $  80,501
                                               =========    =========


7.   Accrued Liabilities

Accrued liabilities at December 31, 1997 and 1996 consist of:

                                                      1997       1996
                                                    -------    -------

          Accrued project  costs ...............    $13,290    $ 6,811
          Accrued warranty  costs ..............      3,814      3,742
          Accrued sales commissions ............      2,185      3,474
          Accrued compensation and benefits ....     14,103      8,704
          Accrued income taxes .................      4,134      3,640
          Other accruals .......................     23,832     14,410
                                                    -------    -------
                                                    $61,358    $40,781
                                                    =======    =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


8.   Income Taxes

  The Company's income tax provision consists of the following:

                                                 1997        1996        1995
                                               --------    --------    --------
Current provision:
   United States Federal ...................   $ 25,544    $ 12,978    $  6,398
   Charge equivalent to tax benefit of stock
     option exercises ......................      1,254      16,947      26,433
   Foreign .................................      3,802       2,432       2,658
   State and local .........................      2,160       3,032         962
                                               --------    --------    --------
     Total current .........................     32,760      35,389      36,451
                                               --------    --------    --------
Deferred provision (benefit):
   Before valuation allowance adjustment ...     (3,192)        845       1,271
   Adjustment to valuation allowance .......     (1,713)    (10,027)    (12,425)
                                               --------    --------    --------
     Total deferred benefit ................     (4,905)     (9,182)    (11,154)
                                               --------    --------    --------
Total provision ............................   $ 27,855    $ 26,207    $ 25,297
                                               ========    ========    ========


 The sources of income (loss) before income taxes are presented as follows:

                                     1997          1996         1995
                                   --------      --------     --------

          United States ......     $(65,583)     $ 84,880     $ 87,919
          Foreign ............       16,034        11,771       13,826
                                   --------      --------     --------
                                   $(49,549)     $ 96,651     $101,745
                                   ========      ========     ========



The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                            1997        1996        1995
                                                        --------    --------    --------
Income tax provision at U.S. statutory rate .........   $(17,342)   $ 33,828    $ 35,611
Reduction in valuation allowance ....................     (1,713)    (10,027)    (12,425)
Foreign taxes at rates other than U.S. statutory rate     (1,229)     (1,201)     (2,129)
U.S. research and experimentation credits ...........       (953)       (977)         --
State taxes (net of federal benefit) ................     (1,456)      3,474       3,307
Non-deductible charge for purchased research and
  development .......................................     46,887          --          --
Non-deductible goodwill .............................      3,661       1,110         933
                                                        --------    --------    --------
Income tax provision ................................   $ 27,855    $ 26,207    $ 25,297
                                                        ========    ========    ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


The tax effect of temporary differences and net operating loss carryforwards ("NOLs") that gave rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                       1997        1996
                                                     --------    --------
          Assets:
            U.S. net operating loss carryforwards    $ 12,318    $ 24,507
            State net operating loss carryforwards      2,816       1,559
            Other ................................     22,304      13,748
                                                     --------    --------
                                                       37,438      39,814
            Less: Valuation allowance ............    (18,502)     (5,902)
                                                     --------    --------
                                                       18,936      33,912
          Liabilities ............................     (3,905)     (4,249)
                                                     --------    --------
          Deferred tax asset, net ................   $ 15,031    $ 29,663
                                                     ========    ========

The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1997 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

The increase in the valuation allowance of $12.6 million during the year ended December 31, 1997 is related primarily to the net operating loss and tax credit carryforwards of acquired companies. The valuation allowance related specifically to all carryforwards, including various credits, of acquired companies is $14.7 million. The Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 1997 will be fully realized.

At December 31, 1997, the Company has U.S. NOLs of $34 million which expire beginning in 2005. All of these NOLs relate to companies acquired during the year ended December 31, 1997. The Company's ability to use the NOLs to offset future income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions limit the Company's future use of the NOLs. As a result, the potential tax benefit of the NOLs has been fully reserved as part of the deferred tax asset valuation allowance.

As of December 31, 1996, the Company had net operating loss carryforwards of $70 million. All of these NOLs were utilized during the year ended December 31, 1997. Subsequent to the quasi-reorganization completed on February 1, 1988, as described in Note 11, the benefits derived from the utilization of these tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of these tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of SFAS 96 contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

If the original guidance in SAB 86 had been applied, the Company's net income for the years ended December 31, 1997, 1996 and 1995 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income (increase in net loss in 1997) would have been $1,713,000 ($.03 per share) in 1997, $10,027,000 ($.16 per share) in
1996, and $12,425,000 ($.20 per share) in 1995.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $30.3 million at December 31, 1997. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.3 million would be payable upon remittance of all previously unremitted earnings at December 31, 1997.

9.   Operating Lease Commitments

The Company leases office facilities and various equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1997 are as follows:


               1998.............................        $  4,632
               1999.............................           4,475
               2000.............................           3,793
               2001.............................           2,544
               2002.............................           1,382
               Thereafter.......................           2,407
                                                        --------
                                                        $ 19,233
                                                        ========

Rent expense amounted to $4,302,000, $3,629,000,and $2,184,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


10. Employee Benefit Plans

  (a) Postretirement Health Care Benefits

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company's policy is to fund benefits as they become due. The Company accounts for retiree healthcare benefits in accordance with Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), which requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services.

The Company's accumulated postretirement benefit liability at December 31, 1997 and 1996 is as follows:

                                                           1997       1996
                                                          -------    -------

          Retirees ....................................   $   531    $   527
          Fully eligible plan participants ............       231        227
          Other active plan participants ..............       849        666
                                                          -------    -------
          Accumulated postretirement benefit obligation     1,611      1,420
          Unrecognized gain ...........................      (281)      (242)
          Unrecognized transition obligation ..........       763        814
                                                          -------    -------
                                                          $ 1,129    $   848
                                                          =======    =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


Net postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 consist of the following components:

                                                          1997     1996    1995
                                                         -----    -----   -----



   Service cost ......................................   $ 195    $ 190   $ 105
   Interest cost on accumulated postretirement benefit
   obligation ........................................     101      109      84
   Amortization of gain ..............................     (14)      --     (17)
   Amortization of transition obligation .............      51       51      51
                                                         -----    -----   -----
                                                         $ 333    $ 350   $ 223
                                                         =====    =====   =====

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1997 was 9% for 1998, decreasing linearly each successive year until it reaches 4.75% in 2004, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and the 1997 net postretirement health care cost by approximately 15.1% and 19.1%, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1997 and 1996 was 7.25%.

  (b) Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans amounted to approximately $2,787,000, $2,210,000, and $1,830,000 during the years ended December 31, 1997, 1996 and 1995, respectively.


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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


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

       (c) Stock Repurchase Programs

In September 1996, the Board of Directors authorized the purchase of up to 2.5 million shares of the Company's common stock. No shares under this program were repurchased in 1996 or 1997. In December 1994, the Board of Directors authorized the purchase of up to 1.7 million shares of the Company's common stock. The 1994 repurchase program was completed in 1996 with the repurchase of 1,684,375 shares at a total cost of $38.6 million during the term of the program.

      (d) Stock Option Plans

The Company maintains two stock option plans (the "1996 Plan" and the "1991 Plan") which were approved by the stockholders, are administered by a committee of the Board of Directors (the "Committee") and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans authorized the grant of up to 2,200,000 and 11,475,000 shares, respectively, of the Company's common stock to directors, officers and key employees. Options granted have an option price of the fair market value of the Company's common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.

Activity and price information regarding the Company's stock option plans is summarized as follows:

                                                    Shares         Price Range
                                                    ------         -----------
 Outstanding, December 31, 1994..............        6,025         $1.04--$17.26
 Granted.....................................        1,629        16.72 -- 47.67
 Assumed.....................................          502        1.84  --  6.60
 Exercised...................................       (2,828)        1.17 -- 28.22
 Canceled....................................          (21)       12.74 -- 22.44
                                                   -------        --------------
 Outstanding, December 31, 1995 .............        5,307         1.04 -- 47.67
 Granted.....................................        1,247        20.00 -- 48.38
 Exercised...................................       (1,330)        1.04 -- 44.25
 Canceled....................................          (32)        22.44-- 48.38
                                                   --------       --------------
 Outstanding, December 31, 1996..............        5,192          1.27-- 47.67
 Granted.....................................          586         9.00 -- 21.63
 Assumed.....................................        1,641         0.08 -- 23.00
 Exercised...................................         (470)        0.17 -- 11.11
 Canceled....................................         (224)        1.13 -- 44.17
                                                     ------       --------------
 Outstanding, December 31, 1997..............        6,725         $0.08--$43.59
                                                     =====        ==============

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


Of the outstanding options under the Company's stock option plans at December 31, 1997, approximately 5,206,000 are currently exercisable. The weighted-average exercise price for the outstanding and currently exercisable options at December 31, 1997 is $7.36 and $7.56, respectively. The weighted-average exercise price for options granted during the year is $13.62.

In November 1996, due to a significant decline in the market price of the Company's common stock, the Committee reduced the exercise price to $23.88 per share on options to purchase 632,667 shares which had been awarded originally at various dates during 1996 at $32.50 to $51.38 per share to employees of the Company. In April 1997, as part of a broader market decline of paging industry stocks, the market value of the Company's stock experienced a further significant decline. In an effort to ensure retention of key technical and management employees, the Committee reduced the exercise price to $9.00 per share on options to purchase 3,005,228 shares which had been awarded originally at various dates from May 1994 to March 1997 at $10.63 to $47.67 per share to employees of the Company. The reduced exercise price and the original exercise prices reflected the fair market value of the Company's common stock on the date of modification and the dates of the original awards.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions (i) for 1997: risk-free interest rates of 5.9% to 6.3%; dividend yields of 0%; a volatility factor of the expected market price of the Company's common stock of .56; and an expected life of the option of 2 to 6 years; and (ii) for 1996 and 1995: risk-free interest rates of 5.8% to 6.2%; dividend yields of 0%; a volatility factor of the expected market price of the Company's common stock of .53; and an expected life of the option of 1.3 to 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                               1997          1996         1995
                                                                               ----          ----         ----
Pro forma income (loss) before cumulative effect of change
   in accounting principle ..............................................   ($88,482)     $59,090      $69,526

Proforma income (loss) before  cumulative  effect of change in accounting principle per share:
   Income (loss) per weighted average common share ......................   ($  1.47)     $   .98      $  1.19
   Income (loss) per common share - assuming dilution ...................      (1.47)         .94         1.12

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1997.

The 1996 and 1997 award modifications described above resulted in a decrease to 1996 pro forma net income of approximately $906,000 or $.01 per share assuming dilution and an increase to the 1997 pro forma loss before cumulative effect in accounting change of approximately $4.4 million or $.07 per share.

Contributed capital was increased $1.3 million, $16.9 million and $26.4 million in 1997, 1996 and 1995, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

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

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every January 1 and July 1. The price for common stock offered under the ESP Plan for each six-month period is equal to 90% of the average market price of the common stock for the five trading days prior to the first day of the six-month period. For the January 1, 1998 to June 30, 1998 period, the stock purchase price will be $9.00. As of December 31, 1997, 172,587 shares had been issued at a purchase price range of $5.60 to $37.07 with 333,663 shares reserved under the ESP Plan.

  (e) Income (loss) per Common Share

The following table sets forth the computation of income (loss) per share:

                                                                   1997        1996       1995
                                                                 --------    --------   --------
Numerator:
    Income (loss) before cumulative effect of change
     in accounting principle .................................   $(77,404)   $ 70,444   $ 76,448

Denominator:
    Denominator for basic income (loss) per share -
      weighted average shares ................................     60,323      60,597     58,298

    Effect of dilutive securities:
      stock options ..........................................         --       2,819      4,181
                                                                 --------    --------   --------

    Denominator for diluted income (loss) per share-adjusted
      weighted average shares and assumed conversions ........     60,323      63,416     62,479
                                                                 ========    ========   ========

Income (loss) before cumulative effect of change in accounting
  principle per weighted average common share ................   $  (1.28)   $   1.16   $   1.31
                                                                 ========    ========   ========

Income (loss) before cumulative effect of change in accounting
  principle per common share - assuming dilution .............   $  (1.28)   $   1.11   $   1.22
                                                                 ========    ========   ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


12.  Commitments and Contingencies

The Company entered into a $50 million bank line of credit agreement in October 1997, which expires in October 1998. Interest is computed at the (i) higher of the bank's prime rate or the Federal funds rate plus 0.5% or (ii) the Eurodollar rate, at the option of the Company. There is a commitment fee at a per annum rate of 0.175% to 0.225% paid quarterly on the unused portion of the line of credit. The line of credit requires the Company to maintain certain financial ratios and minimum net worth. There were no borrowings under the line of credit agreement during 1997.

In the normal course of business, the Company issues bid and performance letters of credit which in the aggregate amounted to approximately $14 million and $20 million as of December 31, 1997 and 1996, respectively. These letters of credit have terms from approximately 2 to 40 months. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1997, the Company had agreements to finance and arrange financing for approximately $92 million of paging and voice mail products. Additionally, at December 31, 1997, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

On January 31, 1997 an amended class action complaint (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors alleging the Company artificially inflated the value of its common stock during the period February 6, 1996 to September 13, 1996 by making false and misleading statements in its public disclosures. The Complaint was dismissed in November 1997, but the plaintiffs were granted the right to refile. The Complaint was refiled December 19, 1997. The Complaint consolidates two lawsuits filed in the fourth quarter of 1996. The plaintiffs seek unspecified damages based upon the decrease in market value of the Company's stock. On February 20,1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. The plaintiff seeks unspecified damages on behalf of the Company. Management intends to defend these actions vigorously. Additionally, the Company is currently involved in various other disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.


13. Line of Business and Operations by Geographic Areas

The Company's operations involve one business segment: the manufacture, sale and service of telecommunications equipment and related software used by service providers and other wireless personal communications markets. The Company markets and services its products in the United States, Canada and other countries through its own direct sales organization or outside distributors and agents. Sales to one customer amounted to approximately 11%, 15% and 16% of net sales for 1997, 1996 and 1995, respectively.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


Sales and operating profits by geographical area are measured by the locale of the revenue-producing operations and are as follows:

                                                     Net Sales                      Operating Profit (Loss)
                                       -----------------------------------    ----------------------------------
Year ended December 31,                   1997         1996        1995          1997         1996        1995
-----------------------                ---------    ---------    ---------    ---------    ---------   ---------
United States ......................   $ 447,459    $ 389,218    $ 321,184    $ (67,478)   $  80,093   $  83,245
Canada .............................     158,758      128,848       82,892       13,252       10,617      13,348
Other countries ....................      26,946       15,424        8,761        2,782        1,271         774
Eliminations .......................    (181,484)    (143,244)     (91,433)          --           --          --
                                       ---------    ---------    ---------    ---------    ---------   ---------
  Geographic totals ................   $ 451,679    $ 390,246    $ 321,404      (51,444)      91,981      97,367
                                       =========    =========    =========
Corporate, interest and other income
  (expenses) and eliminations ......                                              1,895        4,670        4,378
                                                                              ---------    ---------   ---------
Income (loss) before income taxes
  and cumulative effect of change
  in accounting principle ..........                                          ($ 49,549)   $  96,651    $ 101,745
                                                                              =========    =========   =========

The 1997 United States results include a $125.2 million charge for purchased research and development and a $5.2 million write-off of goodwill as discussed in Note 1.
                                                           Assets
                                            ------------------------------------
Year ended December 31,                       1997          1996          1995
-----------------------                     --------      --------      --------
United States ........................      $440,668      $330,218      $298,323
Canada ...............................        43,794        49,078        39,940
Other countries ......................        11,945        16,607         2,813
                                            --------      --------      --------
  Geographic totals ..................       496,407       395,903       341,076
General corporate assets .............         9,411       125,307       106,504
                                            --------      --------      --------
Consolidated totals ..................      $505,818      $521,210      $447,580
                                            ========      ========      ========

Net sales include product transfers and service revenues between geographic areas and are generally priced to recover cost plus an appropriate markup for profit. These are eliminated in consolidation as follows:


Year ended December 31,                         1997         1996         1995
-----------------------                       --------     --------     --------

Product transfers - Canada ..............     $125,139     $101,652     $ 65,703
Product transfers - United States .......          495           --           --
Service revenues:
  Canada ................................       33,619       27,196       17,189
  Other countries .......................       22,231       14,396        8,541
                                              --------     --------     --------
    Total eliminations ..................     $181,484     $143,244     $ 91,433
                                              ========     ========     ========

Export sales from the United States by geographic areas to unaffiliated customers are as follows:

Year ended December 31,                     1997           1996           1995
-----------------------                   --------       --------       --------
Canada ............................       $ 10,578       $ 16,270       $ 15,272
Middle East .......................          3,882          7,617         16,930
Pacific Rim .......................        151,716         92,109         54,705
Europe ............................         30,667         16,354         17,793
South America .....................         29,523         12,211          5,430
Other .............................            832          9,718          3,723
                                          --------       --------       --------
  Total export sales ..............       $227,198       $154,279       $113,853
                                          ========       ========       ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

             (tabular amounts in thousands except per share amounts)


14. Interim Financial Data--Unaudited

                                                                               Quarters Ended
                                                                ----------------------------------------------
                                                                March 31     June 30     Sept. 30      Dec. 31
                                                                --------     --------    --------     --------
1997
Net sales .............................................         $105,771     $110,172    $112,122     $123,614
Gross profit...........................................           55,221       59,601      59,684       59,380
Income (loss) before cumulative effect of change
  in accounting principle..............................           13,446       14,960      15,034     (120,844)
Net income (loss) .....................................           13,446       14,960      15,034     (121,532)

Income (loss) per weighted average common share:
  Before cumulative effect of change in accounting
    principle..........................................             0.22         0.25        0.25       (2.00)
  Net income (loss) ...................................             0.22         0.25        0.25       (2.01)

Income (loss) per common share - assuming dilution:
  Before cumulative effect of change in accounting
    principle..........................................             0.22         0.24        0.24       (2.00)
  Net income (loss) ...................................             0.22         0.24        0.24       (2.01)


1996
Net sales .............................................          $89,378     $105,085     $91,572     $104,211
Gross profit...........................................           49,611       59,253      47,742       53,172
Net income.............................................           17,076       22,863      13,801       16,704
Income per weighted average common share...............             0.28         0.38        0.23         0.28
Income per common share - assuming dilution............             0.27         0.36        0.22         0.27


The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128. The results for the fourth quarter 1997 were impacted by a $125.2 million charge for purchased research and development and a $5.2 million write-off of goodwill as discussed in Note 1.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "EXECUTIVE OFFICERS OF THE REGISTRANT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements," "COMPENSATION-- Compensation Committee Interlocks and Insider Participation," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 1998.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.  Index to Financial Statements and Supplemental Schedule

(i)  Financial Statements:                                                  Page
                                                                            ----
  Report of Ernst & Young LLP Independent Auditors ........................   25
  Consolidated Balance Sheets at December 31, 1997 and 1996 ...............   26
  Consolidated Statements of Operations for the years ended
    December 31, 1997, 1996 and 1995 ......................................   27
  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 1997, 1996 and 1995 ..........................   28
  Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995 ......................................   29
  Notes to Consolidated Financial Statements ..............................   31

(ii)  Supplemental Schedules:

  (For the years ended December 31, 1997, 1996 and 1995)
  Schedule II - Valuation and Qualifying Accounts .........................   53

All other schedules are omitted because they are not applicable or not required.

B.   Reports on Form 8-K

     During the three months ended December 31, 1997, the Company filed a Current Report on Form 8-K dated November 3, 1997. Under Item 2, the
     Company reported the acquisition of 100% of the outstanding common and preferredF stock of Wireless Access, Inc., a California corporation.

C.  Exhibits

Exhibit
Number                              Description


2.1 Acquisition Agreement among Glenayre, WAI Acquisition Corp. And Wireless Access, Inc., dated October 1, 1997 ("WAI Acquisition Agreement") was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.

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

4.2 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

10.1     Agreement,  dated  December 31, 1996,  which  terminates the Employment
         Agreement, dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.2 Employment Agreement, dated June 21, 1995, between the Company and Ramon D. Ardizzone was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference.*

10.3 Amendment, dated December 8, 1995, to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.4 Second Amendment, dated December 12, 1996 to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.5 Termination Agreement, dated September 30, 1997, between the Company and Ramon D. Ardizzone was filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.*

10.6 Employment Agreement, dated August 27, 1996 between the Company and Gary B. Smith was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and is incorporated herein by reference.*

10.7 Amendment, dated December 12, 1996, to the Employment Agreement dated August 27, 1996 between the Company and Gary B. Smith was filed as exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.8 Second Amendment, dated May 21, 1997, to the Employment Agreement dated August 27, 1996 between the Company and Gary B. Smith was filed as
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.9     Employment  Agreement,  dated May 21,  1997  between  the  Company  and
         Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.10 Employment Agreement, dated October 1, 1997, between the Company and Greg L. Reyes was filed as Exhibit G to the WAI Acquisition Agreement filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.*

10.11 Executive Severance Benefit Agreement, dated May 21, 1997, between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, as amended, between the Company and individually with Beverley W. Cox dated February 1, 1995 and Eugene
         C. Pridgen dated December 16, 1996 and Executive Severance Benefit Agreements, dated November 1997, between the Company and individually with Dan H. Case, James W. Marion, Mats Gerschman, and Gregory L. Reyes are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.12    Termination  Agreement,  dated March 18,  1997  between the Company and
         Kenneth C. Thompson was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference.*

10.13    Glenayre  Electronics,  Inc.  Deferred  Compensation  Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.14 Glenayre Management By Objective Plan for the year ended December 31, 1996 was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.15 Glenayre Technologies, Inc. Management By Objective Plan for the year ended December 31, 1997 is filed herewith.*

10.16 Glenayre 1996 Incentive Stock Plan, as amended April 18, 1997, was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.17 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.18 Credit Agreement, dated October 31, 1997, between Glenayre Electronics, Inc. and NationsBank, N.A. as Agent to the Issuers.#

21       Subsidiaries of the Company is filed herewith.

23       Consent of Ernst & Young LLP is filed herewith.

27.1 Financial Data Schedule for the year ended December 31, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.2 Restated Financial Data Schedule for the year ended December 31, 1995. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.3 Restated Financial Data Schedule for the three months ended March 31, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.4 Restated Financial Data Schedule for the six months ended June 30, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.5 Restated Financial Data Schedule for the nine months ended September 30, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.6 Restated Financial Data Schedule for the year ended December 31, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934. )

27.7 Restated Financial Data Schedule for the six months ended June 30, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.8 Restated Financial Data Schedule for the nine months ended September 30, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.

----------
*    Management Contract

# Indicates that a portion of the document is confidential and has been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                Schedule II -- Valuation and Qualifying Accounts
                  Years Ended December 31, 1997, 1996 and 1995
                             (dollars in thousands)

              Column A                                    Column B                Column C                Column D        Column E
              --------                                    --------      -------------------------         --------        --------
                                                                                 Additions
                                                                        -------------------------
                                                         Balance at     Charged to      Charged to                       Balance at
                                                         Beginning      Costs and          Other                          End of
              Description                                of Period       Expenses         Accounts       Deductions        Period
              -----------                                ----------     ----------      ----------       ----------     -----------
Accounts Receivable - Allowance for
Doubtful Accounts :
   Year ended December 31, 1997                           $ 4,527        $ 1,155         $ 1,192            $ 2,332        $ 4,542
   Year ended December 31, 1996                             4,072            878               5                428          4,527
   Year ended December 31, 1995                             3,148            505             483                 64          4,072

Notes Receivable - Fair Market
Valuation Allowance:
   Year ended December 31, 1997                               322             --            (318)                --              4
   Year ended December 31, 1996                               394            (73)             --                 --            322
   Year ended December 31, 1995                               442            (48)             --                 --            394

Notes Receivable - Allowance for
Doubtful Accounts:
    Year ended December 31, 1997                               --            120           3,918(1)              --          4,038

Valuation Allowance on
   Inventories:
   Year ended December 31, 1997                             4,365          2,476           1,037              2,367          5,511
   Year ended December 31, 1996                             4,705          1,904              --              2,244          4,365
   Year ended December 31, 1995                             3,153          2,270            (611)               107          4,705


----------
(1)  Includes  amounts   reclassified   from  previously   established   accrued
     liabilities and reserves and collected fee offsets.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1998.

                                        GLENAYRE TECHNOLOGIES, INC.


                                        By  /s/ Gary B. Smith
                                            --------------------------
                                            Gary B. Smith
                                            President, Chief Executive Officer
                                            and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 1998:


 /s/ Ramon D. Ardizzone                               /s/ Clarke H. Bailey
----------------------------------                    --------------------------
Ramon D. Ardizzone                                    Clarke H. Bailey
Chairman of the Board and Director                    Director


/s/ Gary B. Smith                                     /s/ Donald S. Bates
----------------------------------                    --------------------------
Gary B. Smith                                         Donald S. Bates
President, Chief Executive Officer                    Director
(Principal Executive Officer)
and Director
                                                      /s/ Peter W. Gilson
                                                      --------------------------
                                                      Peter W. Gilson
 /s/ Stan Ciepcielinski                               Director
----------------------------------
Stan Ciepcielinski
Executive Vice President, Chief Financial Officer
(Principal Financial Officer), Treasurer              /s/ John J. Hurley
and Director                                          --------------------------
                                                      John J. Hurley
                                                      Director

 /s/ Billy C. Layton
----------------------------------
Billy C. Layton                                       /s/ Stephen P. Kelbley
Vice President,                                       --------------------------
Controller and Chief Accounting Officer               Stephen P. Kelbley
(Principal Accounting Officer)                        Director


                                                      /s/ Horace H. Sibley
                                                      --------------------------
                                                      Horace H. Sibley
                                                      Director

Exhibit
Number                                Description


2.1 Acquisition Agreement among Glenayre, WAI Acquisition Corp. And Wireless Access, Inc., dated October 1, 1997 ("WAI Acquisition Agreement") was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.

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

4.2 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

10.1     Agreement,  dated  December 31, 1996,  which  terminates the Employment
         Agreement, dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.2 Employment Agreement, dated June 21, 1995, between the Company and Ramon D. Ardizzone was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and is incorporated herein by reference.*

10.3 Amendment, dated December 8, 1995, to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone was filed as
         Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.4 Second Amendment, dated December 12, 1996 to the Employment Agreement dated June 21, 1995 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.5 Termination Agreement, dated September 30, 1997, between the Company and Ramon D. Ardizzone was filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.*

10.6 Employment Agreement, dated August 27, 1996 between the Company and Gary B. Smith was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and is incorporated herein by reference.*

10.7 Amendment, dated December 12, 1996, to the Employment Agreement dated August 27, 1996 between the Company and Gary B. Smith was filed as exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.8 Second Amendment, dated May 21, 1997, to the Employment Agreement dated August 27, 1996 between the Company and Gary B. Smith was filed as
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.9     Employment  Agreement,  dated May 21,  1997  between  the  Company  and
         Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.10 Employment Agreement, dated October 1, 1997, between the Company and Greg L. Reyes was filed as Exhibit G to the WAI Acquisition Agreement filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.*

10.11 Executive Severance Benefit Agreement, dated May 21, 1997, between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, as amended, between the Company and individually with Beverley W. Cox dated February 1, 1995 and Eugene
         C. Pridgen dated December 16, 1996 and Executive Severance Benefit Agreements, dated November 1997, between the Company and individually with Dan H. Case, James W. Marion, Mats Gerschman, and Gregory L. Reyes are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.12    Termination  Agreement,  dated March 18,  1997  between the Company and
         Kenneth C. Thompson was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and is incorporated herein by reference.*

10.13    Glenayre  Electronics,  Inc.  Deferred  Compensation  Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.14 Glenayre Management By Objective Plan for the year ended December 31, 1996 was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.*

10.15 Glenayre Technologies, Inc. Management By Objective Plan for the year ended December 31, 1997 is filed herewith.*

10.16 Glenayre 1996 Incentive Stock Plan, as amended April 18, 1997, was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.17 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.18 Credit Agreement, dated October 31, 1997, between Glenayre Electronics, Inc. and NationsBank, N.A. as Agent to the Issuers.#

21       Subsidiaries of the Company is filed herewith.

23       Consent of Ernst & Young LLP is filed herewith.

27.1 Financial Data Schedule for the year ended December 31, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.2 Restated Financial Data Schedule for the year ended December 31, 1995. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.3 Restated Financial Data Schedule for the three months ended March 31, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.4 Restated Financial Data Schedule for the six months ended June 30, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.5 Restated Financial Data Schedule for the nine months ended September 30, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.6 Restated Financial Data Schedule for the year ended December 31, 1996. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934. )

27.7 Restated Financial Data Schedule for the six months ended June 30, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

27.8 Restated Financial Data Schedule for the nine months ended September 30, 1997. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of
         Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.



----------
*     Management Contract

# Indicates that a portion of the document is confidential and has been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material.