Form 10-Q
period 1998-03-31
GLENAYRE TECHNOLOGIES INC
filed 1998-04-24
CIK 808918

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        MARCH 31, 1998
                                     ---------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    For the transition period from               to
                                   ------------        --------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   DELAWARE                              98-0085742
      ------------------------------------        --------------------------
      (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA                       28209
----------------------------------------------                       -----
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at April 17, 1998 was 61,161,994 shares.

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                      INDEX



Part I - Financial Information:

         Item 1.    Financial Statements
                                                                                         Page
                                                                                         ----
                    Independent Accountant's Review Report..................................3

                    Condensed Consolidated Balance Sheets as of
                         March 31, 1998 (Unaudited) and December 31, 1997...................4

                    Condensed Consolidated Statements of Income for the
                         three months ended March 31, 1998 and 1997 (Unaudited).............5

                    Condensed Consolidated Statement of Stockholders' Equity
                         for the three months ended March 31, 1998 (Unaudited)..............6

                    Condensed Consolidated Statements of Cash Flows for the
                         three months ended March 31, 1998 and 1997 (Unaudited).............7

                    Notes to Condensed Consolidated Financial Statements (Unaudited)........8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............................11


Part II - Other Information:

         Item 6.    Exhibits and Reports on Forms 8-K......................................16

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income for the three-month periods ended March 31, 1998 and 1997, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1998 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 30, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                     Ernst & Young LLP

Charlotte, North Carolina
April 17, 1998

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                     March 31, 1998  December 31, 1997
                                                                     --------------  -----------------
 ASSETS                                                                         (Unaudited)
 Current Assets:
    Cash and cash equivalents..........................................  $29,640            $21,076
    Accounts receivable, net...........................................  147,509            152,231
    Notes receivable...................................................    6,611              8,684
    Inventories........................................................   41,578             49,302
    Deferred income taxes..............................................   14,098             13,943
    Prepaid expenses and other current assets..........................    7,936              6,810
                                                                        --------           --------
      Total current assets.............................................  247,372            252,046
 Notes receivable, net.................................................   40,637             53,050
 Property, plant and equipment, net....................................  107,092            103,641
 Goodwill..............................................................   77,514             78,568
 Deferred income taxes.................................................      933              1,088
 Other assets.........................................................    16,874             17,425
                                                                        --------           --------
 TOTAL ASSETS                                                           $490,422           $505,818
                                                                        ========           ========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable....................................................   $19,932            $27,133
   Accrued liabilities.................................................    49,749             61,358
   Other current liabilities...........................................       295              2,101
                                                                         --------           --------
     Total current liabilities.........................................    69,976             90,592
 Other liabilities.....................................................     6,774              7,210
 Stockholders' Equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding......................      ---                ---
   Common stock, $.02 par value; authorized: 200,000,000
     shares; outstanding: March 31, 1998 - 61,139,025 shares;
     December 31, 1997 - 60,650,761 shares.............................    1,223              1,213
   Contributed capital.................................................  336,195            333,715
   Retained earnings...................................................   76,254             73,088
                                                                        --------           --------
     Total stockholders' equity........................................  413,672            408,016
                                                                        --------           --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................ $490,422           $505,818
                                                                        ========           ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                     --------------------------------------------
                                                                             1998                       1997
                                                                     ----------------------     -----------------
NET SALES ........................................................           $94,533                    $105,771
                                                                        ------------             ---------------
COSTS AND EXPENSES:
     Cost of sales................................................            45,764                      50,550
     Selling, general and administrative expense..................            25,313                      23,444
     Research and development expense.............................            14,193                       8,649
     Depreciation and amortization expense........................             6,332                       4,535
                                                                       -------------             ---------------
         Total Costs and Expenses.................................            91,602                      87,178
                                                                       -------------             ---------------
INCOME FROM OPERATIONS............................................             2,931                      18,593
                                                                       -------------             ---------------
OTHER INCOME (EXPENSES):
     Interest income..............................................             2,357                       2,161
     Interest expense.............................................              (166)                        (14)
     Other, net...................................................               (96)                         71
                                                                       -------------             ---------------
         Total Other Income (Expenses), net.......................             2,095                       2,218
                                                                       -------------             ---------------
INCOME BEFORE INCOME TAXES........................................             5,026                      20,811
PROVISION FOR INCOME TAXES........................................             1,860                       7,365
                                                                       -------------             ---------------
NET INCOME........................................................           $ 3,166                     $13,446
                                                                       =============             ===============
NET INCOME PER WEIGHTED AVERAGE
  COMMON SHARE....................................................           $  0.05                     $  0.22
                                                                       =============             ===============
NET INCOME PER COMMON SHARE -
     ASSUMING DILUTION............................................          $   0.05                   $    0.22
                                                                        ============             ================


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                             Total
                                             Common Stock             Contributed        Retained        Stockholders'
                                        Shares        Amount            Capital         Earnings           Equity
                                        ----------    ----------    ----------------    -----------    ----------------

Balances, December 31, 1997............   60,651        $1,213            $333,715        $73,088           $408,016

Net Income.............................                                                     3,166              3,166

Stock options exercised................      488            10               1,639                             1,649

Tax benefit of stock options
   exercised...........................                                        841                               841
                                          ------        ------            --------        -------           --------
Balances, March 31, 1998..............    61,139        $1,223            $336,195        $76,254           $413,672
                                          ======        ======            ========        =======           ========


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                            -------------------------------------
                                                                                 1998                     1997
                                                                            ---------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..                                        $17,814               $6,384
                                                                                   -------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment.......................             (8,410)              (5,639)
      Proceeds from sale of equipment..................................                149                   24
      Maturities of short-term investments.............................                ---               53,661
      Purchases of short-term investments..............................                ---              (24,223)
      Payments for business acquisition, net of cash acquired..........                ---               (1,122)
                                                                                  --------              -------
            Net cash provided by (used in) investing activities........             (8,261)              22,701
                                                                                  --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities.....................................             (2,638)                (926)
      Issuance of common stock.........................................              1,649                   88
                                                                                  --------              -------
            Net cash used in financing activities......................               (989)                (838)
                                                                                  --------              -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              8,564               28,247
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD........................................................             21,076               53,785
                                                                                  --------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $29,640              $82,032
                                                                                   =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest..........................................................            $    99              $    20

     Income taxes......................................................              1,909                1,072


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

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

In January 1997, the Company completed the acquisition of CNET, Inc. ("CNET"). The operating results of CNET are included in the operating results of the Company since the acquisition date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

1.     INVENTORIES

                                      March 31,           December 31,
Inventories consist of:                 1998                 1997
                                      ---------            ---------
Raw materials........................  $23,440              $25,970
Work-in-process......................    8,748               10,813
Finished goods.......................    9,390               12,519
                                       -------              -------
                                       $41,578              $49,302
                                       =======              =======

2.     GOODWILL

         Goodwill is shown net of accumulated amortization of $16.9 million and $15.9 million at March 31, 1998 and December 31, 1997, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

3.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                                 Three Months Ended
                                                                      March 31,
                                                               ----------------------
                                                                1998            1997
                                                               -------         ------
Income tax provision at U.S. statutory rate............        $1,759          $7,284
Reduction in valuation allowance.......................           ---            (241)
Foreign taxes at rates other than U.S.
   statutory rate......................................          (175)           (560)
State taxes (net of federal benefit)...................          (195)            479
U.S. Research and Experimentation Credits..............           (84)            ---
Non-deductible goodwill amortization...................           555             403
                                                               ------          ------
Income tax provision...................................        $1,860          $7,365
                                                               ======          ======

Subsequent to the quasi-reorganization completed on February 1, 1988, as described in Note 4, the benefits derived from the utilization of tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of the tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of Statement of Financial Accounting Standards No. 96, ACCOUNTING FOR INCOME TAXES, contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with the SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

If the original guidance in SAB 86 had been applied, the Company's net income for the three months ended March 31, 1997 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $241,000 (less than $.01 per share) for the three months ended March 31, 1997. The tax benefits from these net operating loss carryforwards were fully utilized in 1997.

The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 1998 will be fully realized.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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


(B) INCOME PER COMMON SHARE

      The following table sets forth the computation of income per share:

                                                                 1998      1997
                                                               -------   -------
       Numerator:
           Net income.......................................... $3,166   $13,446
       Denominator:
           Denominator for basic income per share -
             weighted average shares........................... 60,906    60,159
           Effect of dilutive securities:
             stock options.....................................  2,364     1,744
                                                                ------    ------
           Denominator for diluted income per share-adjusted
             weighted average shares and assumed conversions... 63,270    61,903
                                                                ======    ======
       Net income per weighted average common share............  $0.05     $0.22
                                                                 =====     =====
       Net income per common share - assuming dilution.........  $0.05     $0.22
                                                                 =====     =====

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communication systems throughout the world specifically focused in three primary marketing areas: (i) paging products including infrastructure equipment from the Wireless Messaging Group ("WMG") and Wireless Access two-way paging devices, (ii) mobile and fixed network products from the Integrated Network Group ("ING") including voice mail systems and software applications for network management and calling cards, and (iii) microwave communications from the Wireless Interconnect Group ("WIC").

In January 1997, the Company acquired CNET, Inc. ("CNET"), a developer of software including network management tools. The operating results of CNET are included in the consolidated results of Glenayre since the acquisition date.

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX") allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of April 1998, an acceptable purchase agreement had not been negotiated. However, the Company expects to pursue divesting this business over time.


RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                            Three Months Ended March 31,
                                             1998                  1997
                                            ------                ------
Net sales.................................. 100.0%                100.0%
Cost of sales..............................  48.4                  47.8
                                            ------                ------
    Gross profit ..........................  51.6                  52.2
Operating expenses:
    Selling, general and administrative....  26.8                  22.1
    Research and development...............  15.0                   8.2
    Depreciation and amortization..........   6.7                   4.3
                                            ------                ------
        Total operating expenses...........  48.5                  34.6
                                            ------                ------
Income from operations ....................   3.1                  17.6
Interest, net..............................   2.3                   2.0
Other, net.................................  (0.1)                  0.1
                                            ------                ------
Income before income taxes.................   5.3                  19.7
Provision for income taxes.................   2.0                   7.0
                                            ------                ------
Net income.................................   3.3%                 12.7%
                                            ======                ======

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                         Three Months Ended March 31,
                                          1998                  1997
                                         -------              --------
(IN THOUSANDS)

Paging products ........................ $72,144               $83,497
Mobile and fixed network products ......  16,135                13,475
Microwave communication.................   6,254                 8,799
                                         -------              --------
                                         $94,533              $105,771
                                         =======              ========
(PERCENTAGE OF NET SALES)

Paging products ........................      76%                   79%
Mobile and fixed network products ......      17                    13
Microwave communication.................       7                     8
                                         -------              --------
                                             100%                  100%
                                         =======              ========


THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES. Net sales for the three months ended March 31, 1998 decreased 11% to $94.5 million as compared to $105.8 million for the three months ended March 31, 1997. International sales (sales outside the United States) were $ 44.6 million for the three months ended March 31, 1998 as compared to $48.8 million for the three months ended March 31, 1997 and accounted for 47% and 46% of net sales for the 1998 and 1997 periods, respectively.

The decline in sales is primarily the result of a decrease in deliveries of the Company's paging infrastructure products to both (i) the Pacific Rim market caused by currency destabilization in certain Asian countries and (ii) the United States market. This decrease was mitigated by the sales of two-way paging devices from Wireless Access, Inc. ("WAI") whose operating results are included in the Company's consolidated results only since its acquisition in the fourth quarter of 1997. The Company anticipates improvement in revenues for the remainder of 1998 based on indications that its United States customers are continuing to build out two-way paging systems along with Glenayre's expected introductions of new two-way paging data products. Additionally, the Company is optimistic that the Asian market will begin to rebound in the latter half of 1998 as the worst stages of the currency issues are passed. However, there can be no assurance that the Company's sales levels or growth will remain at or exceed historical levels in any future period.

Sales to separate single customers totaled approximately 14% of net sales for each of the three-month periods ending March 31, 1998 and 1997. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

GROSS PROFIT. Gross profit was 51.6% and 52.2% for three-month periods ended March 31, 1998 and 1997, respectively. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $25.3 million and $23.4 million for the three-month periods ended March 31, 1998 and 1997, respectively. The increase was primarily due to the inclusion of Open Development Corporation ("ODC") and WAI operating expenses since their dates of acquisition in the fourth quarter 1997.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased to $14.2 million for the three months ended March 31, 1998 compared to $8.6 million for the three months ended March 31, 1997. The increase was primarily due to (i) restructuring and other related expenses amounting to approximately $1.3 million as a result of the consolidation of the Company's paging infrastructure research and development function at its Vancouver, British Columbia facility, (ii) the addition of engineering personnel since the first quarter 1997 and (iii) the inclusion of research and development activities of ODC and WAI since their dates of acquisition in fourth quarter 1997. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $6.3 million for the three months ended March 31, 1998 compared to $4.5 million for the three months ended March 31, 1997. The increase in depreciation and amortization expense was due to significant fixed and intangible asset purchases subsequent to first quarter 1997.

INTEREST INCOME, NET. Interest income, net was $2.2 million and $2.1 million for the three-month periods ended March 31, 1998 and 1997, respectively. Interest earned on higher balances in customer notes receivable offset the decline in short-term investment balances. The Company expects that the level of interest income, net in 1998 will vary in accordance with the level of secured debt financing commitments used by Glenayre's customers.

PROVISION FOR INCOME TAXES. The difference between effective tax rates of 37% and 35% for the three months ended March 31, 1998 and 1997, respectively and the combined U.S. federal and state statutory tax rate of approximately 40% is primarily the result of (i) the utilization in 1997 of the Company's net operating losses ("NOLs"), (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in each of the years is primarily the result of the realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 being fully utilized in 1997. See
Note 3 to the Company's Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1998, Glenayre's principal sources of liquidity included $29.6 million of cash and cash equivalents and a $50 million bank line of credit that expires in October 1998. Borrowings under the line of credit during the three months ended March 31, 1998 ranged from $5 million to $15 million with no borrowings as of March 31, 1998. Notes receivable decreased $14.5 million at March 31, 1998 compared to year end 1997 due to a significant paydown by one customer offset by additional requests from customers for financing primarily related to the sales of paging and voice mail products. Approximately 61% of the notes receivable balance as of March 31, 1998 consists of receivables from one customer which has a limited operating history and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Inventories at March 31, 1998 decreased from year end 1997 primarily due to (i) a raw material inventory reduction program, (ii) a substantial usage of remaining AccessLink two-way paging devices which are expected to be replaced in the second quarter 1998 by the next generation two-way devices and (iii) the timing of shippable orders. Accounts payable and accrued expenses in the aggregate at March 31, 1998 decreased from year end 1997 primarily due to (i) significant payroll related payments, (ii) corresponding decreases in inventory purchases, (iii) customer deposits applications and (iv) decrease in long-term project related accruals.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. As of March 31, 1998, no shares have been repurchased under the 1996 program. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system began operating in April 1998 at a total capitalized cost of approximately $16 million. Of this total, approximately $15 million, including $1.7 million of cost incurred in 1998, has been paid and included in fixed assets as of March 31, 1998.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents and bank line of credit for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At March 31, 1998, the Company had agreements to finance and arrange financing for approximately $106 million of paging and voice mail products. Further, at March 31, 1998, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If used, the financing arrangements will be secured by the equipment sold by Glenayre.

In 1997 Glenayre began the pre-construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and customer service. During the first quarter of 1998 Glenayre negotiated a contract for up to $15 million for the construction phase of the expansion. The total cost of the expansion is expected to be approximately $19 million and to be paid throughout the construction period in 1998 and 1999. Of this total, approximately $1.4 million, including approximately $500,000 of cost incurred in 1998, has been paid and included in fixed assets as of March 31, 1998.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

 INCOME TAX MATTERS. In 1997 and recent years, the Company has had a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards established prior to 1988 ("prior NOLs"). These tax loss carryforwards were available to shelter U.S. taxable income generated by the Company. Under the Company's operating and business structure, the majority of the worldwide taxable income was earned in the United States. Therefore, the Company's actual cash outlay for income taxes in 1997 and recent years was limited to U.S. alternative minimum tax and foreign and state income taxes. The remainder of prior NOLs were utilized in 1997.

As of March 31, 1998, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $34 million related to 1997 acquisitions of CNET, ODC, and WAI. However, the ability to utilize the acquired NOLs to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 1998 or future periods. Additionally, as the volume of international sales is expected to grow, the percentage of worldwide income taxable in international jurisdictions may increase in the future. As a result, the Company expects that its cash tax rate will be significantly higher in 1998 compared to 1997 and recent years.

The Company has recorded a deferred tax asset of $34 million, net of a valuation allowance of $19 million, at March 31, 1998, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, Summary Annual Report to Stockholders, Form 10-Q's and Form 8-K's and other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-Q related to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 to this Form 10-Q.

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



                                       Glenayre Technologies, Inc.
                                       ---------------------------------------
                                             (Registrant)




                                       /s/ Stanley Ciepcielinski
                                       ---------------------------------------
                                      Stanley Ciepcielinski
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)




                                       /s/ Billy C. Layton
                                       ---------------------------------------
                                      Billy C. Layton
                                      Vice President, Controller and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)


Date:  April 24, 1998