Form 10-Q
period 1998-06-30
GLENAYRE TECHNOLOGIES INC
filed 1998-07-29
CIK 808918

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended   JUNE 30, 1998
                                    -------------------


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ---------     ----------

        Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                     98-0085742
     -------------------------         ------------------
     (State or Other Jurisdiction of     (I.R.S. Employer
     Incorporation or Organization)     Identification No.)


  5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA               28209
---------------------------------------------------          --------
    (Address of principal executive offices)                  Zip Code

                                 (704) 553-0038
                  --------------------------------------------
              (Registrant's telephone number, including area code

                                 NOT APPLICABLE
                           ---------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at July 23, 1998 was 61,883,192 shares.
--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                    INDEX



Part I - Financial Information:

      Item 1. Financial Statements
                                                                            Page
                                                                            ----

              Independent Accountant's Review Report.........................3

              Condensed Consolidated Balance Sheets as of
                 June 30, 1998 (Unaudited) and December 31, 1997.............4

              Condensed Consolidated Statements of Income for the three months ended June 30, 1998 and 1997 (Unaudited)....................5

              Condensed Consolidated Statements of Income for the
                  six months ended June 30, 1998 and 1997 (Unaudited)........6

              Condensed Consolidated Statement of Stockholders' Equity
                 for the six months ended June 30, 1998 (Unaudited)..........7

              Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1998 and 1997 (Unaudited)........8

              Notes to Condensed Consolidated Financial Statements
                (Unaudited)..................................................9

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................12


Part II - Other Information:

      Item 4. Submission of Matters to a Vote of Security Holders...........17

      Item 6. Exhibits and Reports on Forms 8-K.............................17

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three-month periods and six-month periods ended June 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1998 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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






                                                      Ernst & Young LLP

Charlotte, North Carolina
July 16, 1998

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                 December 31,
                                                June 30, 1998        1997
                                               --------------  -----------------
                                                (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents.................     $  21,430          $  21,076
    Accounts receivable, net..................       145,679            152,231
    Notes receivable..........................         6,514              8,684
    Inventories...............................        50,176             49,302
    Deferred income taxes.....................        14,098             13,943
    Prepaid expenses and other current assets.         8,604              6,810
                                                       -----             ------
         Total current assets.................       246,501            252,046
Notes receivable, net.........................        39,551             53,050
Property, plant and equipment, net............       109,647            103,641
Goodwill......................................        76,407             78,568
Deferred income taxes.........................           933              1,088
Other assets..................................        27,608             17,425
                                                    --------           --------
 TOTAL ASSETS..................................     $500,647           $505,818
                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable..........................     $  30,998          $  27,133
    Accrued liabilities.......................        45,631             61,358
    Other current liabilities.................           308              2,101
                                                      ------            -------
         Total current liabilities............        76,937             90,592
Other liabilities.............................         6,723              7,210
Stockholders' Equity:
    Preferred stock, $.01 par value;
      5,000,000 shares
   Authorized, no shares issued and
     outstanding...............................          ---                ---
   Common stock, $.02 par value; authorized:
     200,000,000 Shares;
     outstanding: June 30, 1998 - 61,812,767
     Shares; December 31, 1997 - 60,650,761
     shares....................................        1,232              1,213
   Contributed capital........................       339,424            333,715
   Retained earnings..........................        76,331             73,088
                                                      ------           --------
      Total stockholders' equity..............       416,987            408,016
                                                     -------            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....      $500,647           $505,818
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                      Three Months Ended
                                                           June 30,
                                               ---------------------------------
                                                    1998              1997
                                               ---------------   ---------------

NET SALES.....................................        $81,881          $110,172
                                                      -------          --------
COSTS AND EXPENSES:
      Cost of sales...........................         40,255            50,571
      Selling, general and administrative
         expense..............................         24,229            24,513
      Research and development expense........         11,864             9,369
      Depreciation and amortization expense...          6,978             4,750
                                                       ------          --------
            Total Costs and Expenses..........         83,326            89,203
                                                       ------          --------
INCOME (LOSS) FROM OPERATIONS.................        (1,445)            20,969
                                                      -------          --------

OTHER INCOME (EXPENSES):
       Interest income........................          1,859             2,882
       Interest expense.......................           (79)               (21)
      Other, net..............................          (215)              (814)
                                                        -----          ---------
             Total Other Income (Expenses),
                 net..........................          1,565             2,047
                                                        -----          --------

INCOME BEFORE INCOME TAXES....................            120            23,016
PROVISION FOR INCOME TAXES....................             43             8,056
                                                   ----------          ---------
NET INCOME....................................    $        77          $ 14,960
                                                  ===========          ========

NET INCOME PER WEIGHTED AVERAGE
COMMON SHARE..................................     $     0.00        $     0.25
                                                   ==========        ==========
NET INCOME PER COMMON SHARE -
ASSUMING DILUTION.............................     $     0.00        $     0.24
                                                   ==========        ==========


           See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)



                                                       Six Months Ended
                                                           June 30,
                                               ---------------------------------
                                                    1998              1997
                                               ---------------   ---------------

NET SALES.....................................       $176,414          $215,943
                                                     --------          --------
COSTS AND EXPENSES:
      Cost of sales...........................         86,019           101,121
      Selling, general and administrative
          expense.............................         49,542            47,957
      Research and development expense........         26,057            18,018
      Depreciation and amortization expense...         13,310             9,285
                                                      -------           -------
            Total Costs and Expenses..........        174,928           176,381
                                                      -------           -------
INCOME FROM OPERATIONS........................          1,486            39,562
                                                      -------           -------

OTHER INCOME (EXPENSES):
       Interest income........................          4,216             5,043
       Interest expense.......................          (245)               (35)
       Other, net..............................          (311)             (743)
                                                      -------           --------
             Total Other Income (Expenses),
                net...... ....................          3,660             4,265
                                                      -------           -------

INCOME BEFORE INCOME TAXES....................          5,146            43,827
PROVISION FOR INCOME TAXES....................          1,903            15,421
                                                    ---------          --------
NET INCOME....................................      $   3,243          $ 28,406
                                                    =========          ========


NET INCOME PER WEIGHTED AVERAGE
COMMON SHARE.................................. $     0.05            $     0.47
                                               ==========            ==========

NET INCOME PER COMMON SHARE -
ASSUMING DILUTION............................. $    0.05             $     0.45
                                               =========             ==========


           See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DOLLARS AND SHARES IN THOUSANDS)
                                 (UNAUDITED)


                              Common Stock                                Total
                           ------------------ Contributed   Retained  Stockholders'
                           Shares    Amount     Capital     Earnings       Equity
                           -------   -------- ------------  --------  ------------

Balances, December 31,
  1997....................   60,651     $1,213     $333,715   $73,088     $408,016

Net Income................                                      3,243        3,243

Stock options exercised...       932         19       4,505                  4,524

Tax benefit of stock
options exercised.........                            1,204                  1,204
                             ------     ------     --------   -------     --------
Balances, June 30, 1998...   61,583     $1,232     $339,424   $76,331     $416,987
                             ======     ======     ========   =======     ========


           See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                       1998            1997
                                                    -----------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES..            $26,434          $24,500
                                                       -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of available-for-sale security...       (11,667)             ---
      Purchases of property, plant and equipment       (16,376)         (12,681)
      Proceeds from sale of equipment...........           163               38
      Maturities of short-term investments......           ---           73,084
      Purchases of short-term investments.......           ---          (58,480)
      Payments for business acquisition, net of
         cash acquired..........................           ---           (1,122)
                                                       -------         ---------
            Net cash provided by (used in)
              investing activities..............       (27,880)             839
                                                       -------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities..............        (2,724)            (980)
       Issuance of common stock.................         4,524            1,196
                                                       --------         --------
            Net cash provided by financing
               activities.......................         1,800              216
                                                       --------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......           354           25,555
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD.................................        21,076           53,785
                                                       -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $21,430          $79,340
                                                       =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest...................................        $  119       $       49
     Income taxes...............................         2,596            2,007


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

           See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

In January 1997, the Company completed the acquisition of CNET, Inc. ("CNET"). The operating results of CNET are included in the operating results of the Company since the acquisition date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

1.   INVENTORIES


                                    June 30,      December 31,
Inventories consist of:                1998           1997
                                  ------------    ------------

Raw materials...................      $28,106        $25,970
Work-in-process.................       10,682         10,813
Finished
goods...........................       11,388         12,519
                                       ------       --------
                                      $50,176        $49,302
                                      =======        =======

2.   GOODWILL

       Goodwill is shown net of accumulated amortization of $18.0 million and $15.9 million at June 30, 1998 and December 31, 1997, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


3.   INCOME TAXES

     The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                           Three Months      Six Months Ended
                                          Ended June 30,         June 30,
                                        -------------------  ------------------
                                         1998        1997     1998      1997
                                        --------    -------  -------   --------

Income tax provision at U.S. statutory
   rate...............................     $42       $8,055  $1,801    $15,339
Reduction in valuation allowance......     ---         (902)    ---     (1,145)
Foreign taxes at rates other than U.S.
   statutory rate.....................     (197)        (72)   (372)      (630)
State taxes (net of federal benefit)..     (361)        560    (556)     1,039
U.S. Research and Experimentation
Credits.....................               ---          ---     (84)       ---

Non-deductible goodwill amortization..     559          415   1,114        818
                                           ---       ------  ------    -------
Income tax provision..................     $43       $8,056  $1,903    $15,421
                                           ===       ======  ======    =======



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

     If the original guidance in SAB 86 had been applied, the Company's net income for the three-month and six-month periods ended June 30, 1997 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $902,000 ($.01 per share) for the three months ended June 30, 1997. Additionally, the reduction in net income would have been $1.1 million ($.02 per share) for the six months ended June 30, 1997. The tax benefits from these net operating loss carryforwards were fully utilized in 1997.

     The Company believes that it is more likely than not that the net deferred tax asset recorded at June 30, 1998 will be fully realized.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


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


(B)  INCOME PER COMMON SHARE

      The following table sets forth the computation of income per share:


                                                                  Six Months
                                             Three Months          Ended
                                            Ended June 30,        June 30,
                                           ------------------  ---------------
                                             1998      1997    1998     1997
                                           ---------  -------  ------   ------

Numerator:
    Net income............................    $77     $14,960  $3,243 $28,406

Denominator:
    Denominator for basic income per share -
      weighted average shares.............    61,332   60,216  61,120  60,187

Effect of dilutive securities:
    stock options.........................     2,537    2,489   2,472   2,735
                                              ------   -------  -----  ------

Denominator for diluted income per
    share-adjusted
    Weighted average shares and assumed
    conversions...........................    63,869   62,705  63,592  62,922
                                              ======   ======  ======  ======

Net income per weighted average common
    share ................................     $0.00    $0.25   $0.05   $0.47
                                               =====   =======  ====== =======

Net income per common share - assuming
   dilution...............................     $0.00    $0.24   $0.05   $0.45
                                               =====   =======  ===== =======

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

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX"), which constitutes the WIC Group, allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of July 1998, an acceptable purchase agreement had not been negotiated. However, the Company expects to pursue divesting this business over time.


RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                                Six Months
                                          Three Months            Ended
                                         Ended June 30,          June 30,
                                        ------------------   -----------------
                                         1998       1997      1998      1997
                                        --------   -------   --------  -------
Net sales...........................  100.0%      100.0%    100.0%     100.0%
Cost of sales..........................   49.2        45.9      48.8       46.8
                                         ------       -----     ----       ----
   Gross profit .......................   50.8         54.1     51.2       53.2
 Operating expenses:
    Selling, general and administrative.   29.6        22.3     28.1      22.2
    Research and development............   14.5         8.5     14.8       8.4
    Depreciation and amortization.......    8.5         4.3      7.5       4.3
                                           ----        ----     ------    ------
        Total operating expenses........   52.6        35.1     50.4      34.9
                                         ------        -----    -----     -----
Income (loss) from operations ..........   (1.8)       19.0      0.8      18.3
Interest, net...........................    2.2         2.6      2.3       2.3
Other, net..............................      *        (0.7)       *         *
                                         ------        -----   ------   ------
Income before income taxes..............      *        20.9      2.9      20.3
Provision for income taxes..............      *         7.3      1.1       7.1
                                         ------      -------   ------   ------
Net income..............................      *%       13.6%     1.8%     13.2%
                                         ======       ======    =====    =====
----------
* less than 0.5%

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                          Three Months       Six Months Ended
                                         Ended June 30,          June 30,
                                       -------------------   ------------------
                                        1998        1997      1998      1997
                                      --------    -------   -------   --------
(IN THOUSANDS)

Paging products ...................    $63,590    $81,744   $135,735   $165,152
Mobile and fixed network products .     11,600     20,896     27,734     34,373
Microwave communication............      6,691      7,532     12,945     16,418
                                       --------   ---------  --------   -------
                                       $81,881   $110,172   $176,414   $215,943
                                       ========   ======== =========   ========
(PERCENTAGE OF NET SALES)

Paging products ...................        78%         79%        77%       77%
Mobile and fixed network products .        14          13         18        16
Microwave communication............         8           8          5         7
                                       -------    --------  ---------  --------
                                          100%        100%       100%      100%
                                           ===         ===      ===        ===


THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

NET SALES. Net sales for the three months ended June 30, 1998 decreased 26% to $81.9 million as compared to $110.2 million for the three months ended June 30, 1997. Net sales for the six months ended June 30, 1998 decreased 18% to $176.4 million as compared to $215.9 million for the six months ended June 30, 1997. International sales (sales outside the United States) were $34.0 million for the three months ended June 30, 1998 as compared to $50.9 million for the three months ended June 30, 1997 and accounted for 42% and 46% of net sales for the 1998 and 1997 periods, respectively. International sales were $78.6 million for the six months ended June 30, 1998 as compared to $99.8 million for the six months ended June 30, 1997.

The decline in net sales for the 1998 periods is primarily the result of (i) later than expected receipt of significant paging infrastructure orders having special configuration requirements resulting in manufacturing and shipping delays, (ii) design delays associated with a new release of Glenayre's MVP Modular Voice Processing system, (iii) production start-up problems with the Company's new AccessMate pager devices and (iv) company operational problems related to the implementation phase of a new business system in April 1998. Additionally, net sales continue to be impacted by a decrease in deliveries of paging infrastructure to certain Asian countries experiencing currency destabilization problems.

The Company is currently taking actions to ensure a more timely and responsive shipment of orders with special configuration requirements. Glenayre began shipping the new release of the MVP platform and the new AccessMate pager devices in June 1998. Additionally, the implementation phase of the Company's new business system was substantially finalized in the second quarter of 1998.

The Company believes that overall revenues during the second half of 1998 may exceed the first six months of 1998 as a result of (i) indications that its United States customers are continuing to build out two-way paging systems, (ii) timing of scheduled orders in the current backlog and (iii) the expected deliveries of its new pager devices. This is a forward looking statement which is subject to the factors discussed in the cautionary statement attached as
Exhibit 99 to this 10-Q. There can be no assurance

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

that the Company's sales levels or growth will remain at or exceed historical levels in any future period.

Sales to separate single customers totaled approximately 20% and 13% of net sales for the three-month periods ended June 30, 1998 and 1997. Sales to separate single customers totaled approximately 17% and 14%, respectively for the six-month periods ended June 30, 1998 and 1997. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

GROSS PROFIT. Gross profit was 51% and 54% for three-month periods ended June 30, 1998 and 1997, respectively. Gross profit was 51% and 53% for the six- month periods ended June 30, 1998 and 1997. The decline in margins for 1998 is primarily due to a lower sales volume and product mix. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $24.2 million and $24.5 million for the three-month periods ended June 30, 1998 and 1997, respectively and $49.5 million and $48.0 million for the six-month periods ended June 30, 1998 and 1997, respectively. The changes are attributable to the inclusion of Open Development Corporation ("ODC") and Wireless Access ("WAI") operating expenses since their dates of acquisition in the fourth quarter 1997 offset by lower expenses incurred, primarily related to travel, employee incentive and commission plans, and trade shows. Additionally, expenses for collection of doubtful accounts for the 1998 periods was reduced by approximately $850 thousand upon the collection in the second quarter 1998 of a receivable written off prior to 1998.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $11.9 million and $9.4 million for the three months ended June 30, 1998 and 1997, respectively, and $26.1 million and $18.0 million for the six months ended June 30, 1998 and 1997, respectively. The increase for the 1998 periods was primarily due to (i) the addition of engineering personnel since the second quarter 1997 and (ii) the inclusion of research and development activities of ODC and WAI since their dates of acquisition in fourth quarter 1997. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $7.0 million and $4.8 million for the three months ended June 30, 1998 and 1997, respectively, and $13.3 million and $9.3 million for the six months ended June 30, 1998 and 1997, respectively. The increases in expenses for the three-month and six-month periods is a result of (i) fixed asset purchases since June 30, 1997, (ii) fixed and intangible assets included in the fourth quarter 1997 acquisition of ODC and WAI and (iii) the new business system becoming operational in the second quarter 1998.

INTEREST INCOME, NET. Interest income, net was $1.8 million and $2.9 million for the three-month periods ended June 30, 1998 and 1997, respectively and $4.0 million and $5.0 million for the six-month periods ended June 30, 1998 and 1997, respectively. Interest earned in the 1998 periods was lower due to the decrease of cash and short-term investments average balances partially offset by higher average balances in customer notes receivable. The Company expects that the level of interest income, net in 1998 will vary in accordance with the level of secured debt financing commitments issued by Glenayre and used by its customers.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

PROVISION FOR INCOME TAXES. The effective tax rates for the three-month periods ended June 30, 1998 and 1997 were 36% and 35%, respectively. The effective tax rates for the six-month periods ended June 30, 1998 and 1997 were 37% and 35%, respectively. The difference between the effective rates for these periods and the combined U.S. federal and state statutory tax rate of approximately 40% is primarily the result of (i) the utilization in 1997 of the Company's net operating losses ("NOLs"), (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1998 compared to 1997 is primarily the result of the realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 being fully utilized in 1997. See Note 3 to the Company's Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1998, Glenayre's principal sources of liquidity included $21.4 million of cash and cash equivalents and a $50 million bank line of credit that expires in October 1998. Borrowings under the line of credit during the six months ended June 30, 1998 ranged from $5 million to $15 million with no borrowings as of June 30, 1998. Notes receivable decreased $15.7 million at June 30, 1998 compared to year end 1997 due to a significant paydown by one customer partially offset by additional requests from customers for financing primarily related to the sales of paging and voice mail products. Approximately 63% of the gross notes receivable balance as of June 30, 1998 consists of receivables from one customer which has a limited operating history and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Additionally, the Company purchased $11.7 million of 9.0% convertible senior subordinated notes (included in other assets) issued by this same customer in May 1998. Accounts and accrued expenses in the aggregate at June 30, 1998 decreased from year end 1997 primarily due to (i) significant payroll related and sales commission payments, (ii) reduction in state income taxes payable, (iii) customer deposit applications and (iv) decrease in long-term project related accruals.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. As of June 30, 1998, no shares have been repurchased under the 1996 program. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system began operating in April 1998 at a total capitalized cost of approximately $16.7 million including $2.9 million of cost incurred in 1998.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents and bank line of credit for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At June 30, 1998, the Company had agreements to finance and arrange financing for approximately $87 million of paging and voice mail products. Further, at June 30, 1998, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If used, the financing arrangements will be secured by the equipment sold by Glenayre.

In 1997 Glenayre began the pre-construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and customer service. During the first quarter of 1998 Glenayre negotiated a contract for up to $15 million for the construction phase of the expansion. The total cost of the expansion is expected to be approximately $19 million and to be paid throughout the construction period in 1998 and 1999. Of this total, approximately $2.4 million, including approximately $1.5 million of cost incurred in 1998, has been paid and included in fixed assets as of June 30, 1998.

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

As of June 30, 1998, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $34 million related to 1997 acquisitions of CNET, ODC and WAI. However, the ability to utilize the acquired NOLs to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 1998 or future periods. Additionally, the percentage of worldwide income taxable in international jurisdictions may increase in the future. As a result, the Company expects that its cash tax rate will be significantly higher in 1998 compared to 1997 and prior years.

The Company has recorded a deferred tax asset of $34 million, net of a valuation allowance of $19 million, at June 30, 1998, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, Summary Annual Report to Stockholders, Form 10-Q's and Form 8-K's and other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-Q relating to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 to this Form 10-Q.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                         PART II - OTHER INFORMATION


ITEMS 1 THROUGH 3 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 21, 1998, the following matters were submitted to a vote of the stockholders of the Company.

  (i). The election of three directors each to serve a three-year term expiring in 2001:


            Nominee            Shares Voted        Shares
                                   For            Withheld
                                   ---            --------
          John J. Hurley       55,579,233         767,181
          Horace H. Sibley     55,578,894         767,520
          Gary B. Smith        55,577,183         769,231

  (ii). An amendment to the Company's 1996 Incentive Stock Plan to increase the number of shares of Common Stock authorized thereunder from 2,200,000 to 4,400,000 was approved by a vote of 19,858,586 shares for and 16,281,029 shares against, with 197,553 shares abstaining.
        Broker non-votes were 20,009,246 shares.

  (iii). Ratification of the selection of Ernst & Young LLP as auditors for the year ending December 31, 1998 was approved by a vote of 56,098,247 shares for and 141,838 shares against, with 106,329 shares abstaining.

ITEM 5 IS INAPPLICABLE AND HAS BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits


           Exhibit 10 Glenayre Technologies, Inc. Management By Objective Plan for the year ended December 31, 1998.

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



                                                  Glenayre Technologies, Inc.
                                                  ----------------------------
                                                      (Registrant)




                                                  /s/ Stanley Ciepcielinski
                                                  ----------------------------
                                                  Stanley Ciepcielinski
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)




                                                  /s/ Billy C. Layton
                                                  ----------------------------
                                                  Billy C. Layton
                                                  Vice President, Controller and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)


Date:  July 29, 1998