Form 10-Q
period 1998-09-30
GLENAYRE TECHNOLOGIES INC
filed 1998-10-26
CIK 808918

--------------------------------------------------------------------------------





                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998
                                              -------------------


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                            ---------     ----------

                      Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                         DELAWARE                 98-0085742
                 -------------------------     ------------------
             (State or Other Jurisdiction of     (I.R.S. Employer
             Incorporation or Organization)     Identification No.)

          5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA               28209
          -----------------------------------------------             --------
           (Address of principal executive offices)                      Zip
                                                                        Code


                                 (704) 553-0038
                  --------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
        ----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at October 22, 1998 was 62,003,936 shares.
-------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                                    INDEX



Part I - Financial Information:

      Item 1. Financial Statements
                                                                            Page

              Independent Accountant's Review Report.........................3

              Condensed Consolidated Balance Sheets as of
                 September 30, 1998 (Unaudited) and December 31, 1997........4

              Condensed Consolidated Statements of Income for the
                 three months ended September 30, 1998 and 1997 (Unaudited)..5

              Condensed Consolidated Statements of Income for the nine months ended September 30, 1998 and 1997 (Unaudited)..............6

              Condensed Consolidated Statement of Stockholders' Equity for the
                 nine months ended September 30, 1998 (Unaudited)............7

              Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (Unaudited)........8

              Notes to Condensed Consolidated Financial Statements
                 (Unaudited).................................................9

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................12


Part II - Other Information:

      Item 6. Exhibits and Reports on Forms 8-K.............................18

------------------------------------------------------------------------------
                                       2

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three-month periods and nine-month periods ended September 30, 1998 and 1997, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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






                                                      Ernst & Young LLP

Charlotte, North Carolina
October 16, 1998


------------------------------------------------------------------------------
                                       3

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                             September 30,       December 31,
                                                 1998                1997
                                           ------------------  -----------------
                                                (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents.................     $  17,213          $  21,076
    Accounts receivable, net..................       163,601            152,231
    Notes receivable..........................        10,659              8,684
    Inventories...............................        48,736             49,302
    Deferred income taxes.....................        14,022             13,943
    Prepaid expenses and other current assets.         7,275              6,810
                                                  -----------        -----------
         Total current assets.................       261,506            252,046
Notes receivable, net.........................        51,034             53,050
Property, plant and equipment, net............       110,048            103,641
Goodwill......................................        75,345             78,568
Deferred income taxes.........................           703             1,088
Other assets..................................        25,572            17,425
                                                   ----------         ----------
TOTAL ASSETS..................................      $524,208           $505,818
                                                   ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable..........................     $  33,535          $  27,133
    Accrued liabilities.......................        51,552             61,358
    Other current liabilities.................           284              2,101
                                                  -----------      -------------
         Total current liabilities............        85,371             90,592
Other liabilities.............................         6,512              7,210
Stockholders' Equity:
    Preferred stock, $.01 par value;
      5,000,000 shares Authorized, no shares
      issued and outstanding..................           ---                ---
   Common stock, $.02 par value; authorized:
      200,000,000 shares; outstanding:
      September 30, 1998 - 62,003,376
      shares; December 31, 1997 - 60,650,761
      shares..................................         1,240              1,213
   Contributed capital........................       343,101            333,715
   Retained earnings..........................        87,984             73,088
                                                   ----------         ----------
      Total stockholders' equity..............       432,325            408,016
                                                   ----------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....      $524,208           $505,818
                                                   ==========         =========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

          See notes to condensed consolidated financial statements.

------------------------------------------------------------------------------
                                       4

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)


                                                      Three Months Ended
                                                        September 30,
                                               ---------------------------------
                                                    1998              1997
                                               ---------------   ---------------

NET SALES.....................................       $126,689          $112,122
                                                     --------          --------
COSTS AND EXPENSES:
      Cost of sales...........................         64,794            52,438
      Selling, general and administrative
         expense..............................         26,424            25,175
      Research and development expense........         12,466            10,165
      Depreciation and amortization expense...          7,016             4,949
                                                     ----------      -----------
            Total Costs and Expenses..........        110,700            92,727
                                                     ----------      -----------
INCOME FROM OPERATIONS........................         15,989            19,395
                                                     ----------      -----------

OTHER INCOME (EXPENSES):
       Interest income........................          2,328             3,164
       Interest expense.......................           (170)              (48)
       Other, net..............................            47              (306)
                                                      ---------        ---------
          Total Other Income (Expenses), net...         2,205             2,810
                                                      ---------        ---------

INCOME BEFORE INCOME TAXES....................         18,194            22,205
PROVISION FOR INCOME TAXES....................          6,541             7,171
                                                     --------          --------
NET INCOME....................................       $ 11,653          $ 15,034
                                                     ========          ========

NET INCOME PER WEIGHTED AVERAGE
  COMMON SHARE................................     $     0.19        $     0.25
                                                   ==========        ==========
NET INCOME PER COMMON SHARE -
  ASSUMING DILUTION...........................     $     0.18        $     0.24
                                                   ==========        ==========


           See notes to condensed consolidated financial statements

------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                               ---------------------------------
                                                    1998              1997
                                               ---------------   ---------------

NET SALES.....................................       $303,103          $328,065
                                                     --------          --------
COSTS AND EXPENSES:
      Cost of sales...........................        150,813           153,559
      Selling, general and administrative
         expense..............................         75,966            73,132
      Research and development expense........         38,523            28,183
      Depreciation and amortization expense...         20,326            14,234
                                                    ----------        ----------
            Total Costs and Expenses..........        285,628           269,108
                                                    ----------        ----------
INCOME FROM OPERATIONS........................         17,475            58,957
                                                    ----------        ----------

OTHER INCOME (EXPENSES):
       Interest income........................          6,544             8,207
       Interest expense.......................           (415)              (83)
       Other, net.............................           (264)           (1,049)
                                                   -----------        ----------
         Total Other Income (Expenses), net...          5,865             7,075
                                                   -----------        ----------

INCOME BEFORE INCOME TAXES....................         23,340            66,032
PROVISION FOR INCOME TAXES....................          8,444            22,592
                                                    ----------         ---------
NET INCOME....................................       $ 14,896          $ 43,440
                                                     ========          ========

NET INCOME PER WEIGHTED AVERAGE
 COMMON SHARE.................................     $     0.24        $     0.72
                                                   ==========        ===========
NET INCOME PER COMMON SHARE -
 ASSUMING DILUTION............................     $     0.23        $     0.69
                                                   ==========        ==========


           See notes to condensed consolidated financial statements



------------------------------------------------------------------------------
                                       6

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (DOLLARS AND SHARES IN THOUSANDS)
                                 (UNAUDITED)

                                                                           Total
                             Common Stock     Contributed   Retained  Stockholders'
                           Shares    Amount     Capital     Earnings       Equity
                           -------   -------- ------------  --------  ------------

Balances, December 31,
1997...................... 60,651     $1,213     $333,715   $73,088     $408,016

Net Income................                                   14,896       14,896

Stock options exercised...  1,352         27        7,178                  7,205

Tax benefit of stock
 options exercised........                          2,208                  2,208
                           -------    -------    ---------  ---------    --------
Balances, September 30,
1998...................... 62,003     $1,240     $343,101   $87,984     $432,325
                           ======     ======     ========   =======     ========


           See notes to condensed consolidated financial statements

------------------------------------------------------------------------------
                                       7

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                 (UNAUDITED)

                                                         Nine Months Ended
                                                           September 30,
                                                    ----------------------------
                                                       1998            1997
                                                    -----------     ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES.......       $25,545          $23,856
                                                       -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of available-for-sale security...       (11,667)             ---
      Purchases of property, plant and equipment       (22,312)         (20,475)
      Proceeds from sale of equipment...........           161               43
      Maturities of short-term investments......           ---          102,479
      Purchases of short-term investments.......           ---          (86,087)
      Payments for business acquisition, net of
         cash acquired..........................           ---           (1,122)
                                                       --------      -----------
            Net cash used in investing activities      (33,818)          (5,162)
                                                       --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities..............        (2,795)          (1,026)
      Issuance of common stock..................         7,205            2,039
                                                       --------       ---------
            Net cash provided by financing
               activities.......................         4,410            1,013
                                                      --------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS...............................        (3,863)          19,707
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD.................................        21,076           53,785
                                                       -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......       $17,213          $73,492
                                                       =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest...................................       $   282          $    55
     Income taxes...............................         3,921            5,083


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

           See notes to condensed consolidated financial statements

--------------------------------------------------------------------------------
                                       8

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

In January 1997, the Company completed the acquisition of CNET, Inc. ("CNET"). The operating results of CNET are included in the operating results of the Company since the acquisition date.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.



1.   INVENTORIES

                                  September 30,   December 31,
Inventories consist of:                1998           1997
                                  ------------    ------------

Raw materials...................      $28,544        $25,970
Work-in-process.................       10,894         10,813
Finished goods..................        9,298         12,519
                                      -------        -------
                                      $48,736        $49,302

2.   GOODWILL

       Goodwill is shown net of accumulated amortization of $19.0 million and $15.9 million at September 30, 1998 and December 31, 1997, respectively.

--------------------------------------------------------------------------------
                                       9

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

3.   INCOME TAXES

     The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                           Three Months         Nine Months
                                              Ended                Ended
                                           September 30,       September 30,
                                        -------------------  ------------------
                                         1998        1997     1998      1997
                                        --------    -------  -------   --------

Income tax provision at U.S. statutory
   rate...............................   $6,368      $7,772  $8,169    $23,111
Reduction in valuation allowance......      ---         ---     ---     (1,145)
Foreign taxes at rates other than U.S.
   statutory rate.....................     (164)       (498)   (536)    (1,128)
State taxes (net of federal benefit)..      310         432    (246)     1,471
U.S. Research and Experimentation
   Credits..................                ---        (953)    (84)      (953)
Foreign sales corporation benefit.....     (740)        ---    (740)       ---

Non-deductible goodwill amortization..      560         418   1,674      1,236

Other non-deductible .................      207         ---     207        ---
                                         ------      ------  ------    -------
Income tax provision..................   $6,541      $7,171  $8,444    $22,592
                                         ======      ======  ======    =======

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

     If the original guidance in SAB 86 had been applied, the Company's net income for the nine-month period ended September 30, 1997 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $1.1 million ($.02 per share) for the nine months ended September 30, 1997. The tax benefits from these net operating loss carryforwards were fully utilized in 1997.

     The Company believes that it is more likely than not that the net deferred tax asset recorded at September 30, 1998 will be fully realized.


--------------------------------------------------------------------------------
                                       10

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


     (B)  INCOME PER COMMON SHARE

      The following table sets forth the computation of income per share:


                                              Three Months         Nine Months
                                                  Ended               Ended
                                              September 30,       September 30,
                                           -------------------   -----------------
                                             1998       1997      1998      1997
                                           ---------   -------   --------  -------
Numerator:
    Net income.............................  $11,653   $15,034   $14,896  $43,440

Denominator:
    Denominator for basic income per share -
      Weighted average shares..............   61,926    60,378    61,393   60,252


Effect of dilutive securities:
    Stock options..........................    1,407     3,133     2,165    2,885
                                              ------     -----    ------    -----

Denominator for diluted income per
  share-adjusted Weighted average shares
  and assumed conversions..................   63,333    63,511    63,558   63,137
                                              ======    ======    ======   ======

Net income per weighted average common
  share....................................  $  0.19   $  0.25   $  0.24  $  0.72
                                             =======   =======   =======  =======

Net income per common share - assuming
  dilution.................................  $  0.18   $  0.24   $  0.23  $  0.69
                                             =======   =======   =======  =======

--------------------------------------------------------------------------------
                                       11

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

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX"), which constitutes the WIC Group, allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of October 1998, an acceptable purchase agreement had not been negotiated. However, the Company expects to pursue divesting this business over time.


RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                           Three Months         Nine Months
                                              Ended               Ended
                                           September 30,       September 30,
                                        -------------------   -----------------
                                          1998       1997      1998      1997
                                        ---------   -------   --------  -------
Net sales...............................  100.0%    100.0%    100.0%    100.0%

Cost of sales...........................   51.1      46.8      49.8      46.8
                                         ------    ------    ------    ------
    Gross profit .......................   48.9      53.2      50.2      53.2
Operating expenses:
    Selling, general and administrative.   20.9      22.5      25.1      22.3
    Research and development............    9.8       9.1      12.7       8.6

    Depreciation and amortization.......    5.5       4.4       6.7       4.3
                                         ------    ------    ------    ------
        Total operating expenses........   36.2      36.0      44.5      35.2
                                         ------    ------    ------    ------
Income from operations .................   12.6      17.3       5.8      18.0
Interest, net...........................    1.7       2.8       2.0       2.5

Other, net..............................      *         *         *         *
                                         ------    ------    ------    ------
Income before income taxes..............   14.4      19.8       7.7      20.1
Provision for income taxes..............    5.2       6.4       2.8       6.9
                                         ------    ------    ------    ------
Net income..............................    9.2%     13.4%      4.9%     13.2%
                                         ======    ======    ======    ======
 ............
* less than 0.5%

--------------------------------------------------------------------------------
                                       12

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                          Three Months          Nine Months
                                             Ended                 Ended
                                          September 30,        September 30,
                                       -------------------   ------------------
                                        1998        1997      1998      1997
                                       --------    -------   -------   --------
(IN THOUSANDS)

Paging products ...................     $92,652    $85,295 $228,386    $250,447
Mobile and fixed network products .      24,836     19,436   52,571      53,809
Microwave communication............       9,201      7,391   22,146      23,809
                                       --------   -------- --------    --------
                                       $126,689   $112,122 $303,103    $328,065
                                       ========   ======== ========    ========
(PERCENTAGE OF NET SALES)

Paging products ...................          73%       76%      76%         77%
Mobile and fixed network products .          20        17       17          16
Microwave communication............           7         7        7           7
                                            ---       ---      ---         ---
                                            100%      100%     100%        100%
                                            ===       ===      ===         ===


THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

NET SALES. Net sales for the three months ended September 30, 1998 increased 13% to $126.7 million as compared to $112.1 million for the three months ended September 30, 1997. Net sales for the nine months ended September 30, 1998 decreased 8% to $303.1 million as compared to $328.1 million for the nine months ended September 30, 1997. International sales (sales outside the United States) were $48.1 million for the three months ended September 30, 1998 as compared to $61.6 million for the three months ended September 30, 1997 and accounted for 38% and 55% of net sales for the three months ended September 30, 1998 and 1997, respectively. International sales were $126.7 million for the nine months ended September 30, 1998 as compared to $161.4 million for the nine months ended September 30, 1997 and accounted for 42% and 49% of net sales for the nine months ended September 30, 1998 and 1997, respectively.

Net sales continue to be impacted by a decrease in deliveries of paging infrastructure to certain Asian countries experiencing economic problems.

Sales to separate single customers totaled approximately 11% and 10% of net sales for the three-month periods ended September 30, 1998 and 1997, respectively. Sales to separate single customers totaled approximately 14% and 12%, respectively for the nine-month periods ended September 30, 1998 and 1997. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

GROSS PROFIT. Gross profit was 49% and 53% for the three-month periods ended September 30, 1998 and 1997, respectively. Gross profit was 50% and 53% for the nine-month periods ended September 30, 1998 and 1997. The decline in margins for 1998 is primarily due to a lower sales volume of paging infrastructure equipment and the inclusion of two-way paging device sales with lower margins since the acquisition of Wireless Access, Inc. ("WAI") in fourth quarter 1997. Glenayre's gross profit

--------------------------------------------------------------------------------
                                       13

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $26.4 million and $25.2 million for the three-month periods ended September 30, 1998 and 1997, respectively and $76.0 million and $73.1 million for the nine-month periods ended September 30, 1998 and 1997, respectively. The changes are attributable to the inclusion of Open Development Corporation ("ODC") and WAI operating expenses since their dates of acquisition in the fourth quarter 1997 offset by lower expenses incurred, primarily related to consulting, employee incentive and commission plans and trade shows. Additionally, the Company recorded a $1.4 million charge for the nine-month period ended September 30, 1998 ($767 thousand during the third quarter) for an unrealized loss on an available-for-sale debt security. Finally, expenses for bad debt decreased due to the collection of a receivable in the second and third quarter that had been previously reserved and written off in a prior year.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $12.5 million and $10.2 million for the three months ended September 30, 1998 and 1997, respectively. The increase for the three months ended September 30, 1998 was due to the inclusion of research and development activities of ODC and WAI since their dates of acquisition in the fourth quarter 1997 partially offset by a reduction in temporary contract services. Research and development expenses were $38.5 million and $28.2 million for the nine months ended September 30, 1998 and 1997, respectively. The increase for the nine months ended September 30, 1998 was primarily due to (i) the inclusion of the research and development activities of ODC and WAI since their dates of acquisition in the fourth quarter 1997 and (ii) the severance expense recorded in the first quarter of 1998 for the termination of engineers related to the consolidation of the Company's paging infrastructure research and development function at its Vancouver, British Columbia facility. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $7.0 million and $4.9 million for the three months ended September 30, 1998 and 1997, respectively, and $20.3 million and $14.2 million for the nine months ended September 30, 1998 and 1997, respectively. The increases in expenses for the three-month and nine-month periods are a result of (i) fixed asset purchases since September 30, 1997, (ii) fixed and intangible assets included in the fourth quarter 1997 acquisitions of ODC and WAI and (iii) the new operating business system becoming operational in the second quarter 1998.

INTEREST INCOME, NET. Interest income, net was $2.2 million and $3.1 million for the three-month periods ended September 30, 1998 and 1997, respectively and $6.1 million and $8.1 million for the nine-month periods ended September 30, 1998 and 1997, respectively. Interest earned in the 1998 periods was lower compared to the 1997 periods due to the decrease of cash and short-term investments average balances offset by higher average balances in customer notes receivable. The Company expects that the level of interest income, net in 1998 will vary in accordance with the level of secured debt financing commitments issued by Glenayre and used by its customers.

PROVISION FOR INCOME TAXES. The effective tax rates for the three-month periods ended September 30, 1998 and 1997 were 36% and 32%, respectively. The effective tax rates for the nine-month periods ended September 30, 1998 and 1997 were 36% and 34%, respectively. The difference between the effective rates for these periods and the combined U.S. federal and state statutory tax rate of

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

approximately 40% is primarily the result of (i) the utilization in 1997 of the Company's net operating losses ("NOLs"), (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1998 compared to 1997 is primarily the result of the tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109 being fully utilized in 1997. See
Note 3 to the Company's Condensed Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1998, Glenayre's principal sources of liquidity included $17.2 million of cash and cash equivalents and a $50 million bank line of credit that expires October 30, 1998. The Company expects to renew the bank line of credit through October 1999. Borrowings under the line of credit during the three months and the nine months ended September 30, 1998 ranged from $5 million to $15 million with no borrowings as of September 30, 1998. Accounts receivable increased $11.3 million from year end 1997 due to extended payment terms offered to customers. Approximately 54% of the gross notes receivable balance of $65 million as of September 30, 1998 consists of receivables from one customer which has a limited operating history and is engaged in the buildout of a major two-way personal communications services network in the newly introduced market of advanced voice and text paging. Additionally, the Company purchased $11.7 million of 9.0% convertible senior subordinated notes (included in other assets) issued by this same customer in May 1998. Accounts payable increased at September 30, 1998 compared to December 31, 1997 primarily as a result of differences in payment cycles. Accrued expenses at September 30, 1998 decreased from year end 1997 primarily due to a reduction in (i) customer deposits, (ii) outside sales commissions accruals, (iii) state income taxes payable, (iv) long-term project related accruals, and (v) volume purchase discount accruals partially offset by an increase in payroll accruals.

On October 21, 1998, in response to uncertainties in world markets, the Company announced a number of cost reduction activities including a 10% reduction in its global workforce and moving its Boston operations to its Atlanta facility. These actions will result in restructuring charges of approximately $8 million that will be recorded during fourth quarter 1998. The facility consolidation will result in integration costs of approximately $4 million that will be incurred during fourth quarter 1998 and first quarter 1999.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. As of September 30, 1998, no shares have been repurchased under the 1996 program. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system began operating in April 1998 at a total capitalized cost of approximately $17.2 million including $3.4 million of cost incurred in 1998.

The Company expects to use its cash and cash equivalents and bank line of credit for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At September 30, 1998, the Company had agreements to finance and arrange financing for approximately $85 million of paging and voice mail products. Further, at September 30, 1998, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If used, the financing arrangements will be secured by the equipment sold by Glenayre.

In 1997 Glenayre began the pre-construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and customer service. During the first quarter of 1998 Glenayre negotiated a contract for up to $15 million for the construction phase of the expansion. The total cost of the expansion is expected to be approximately $19 million and to be paid throughout the construction period in 1998 and 1999. Of this total, approximately $3.9 million, including approximately $3.0 million of cost incurred in 1998, has been paid and included in fixed assets as of September 30, 1998.

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

As of September 30, 1998, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $34 million related to the 1997 acquisitions of CNET, ODC and WAI. However, the ability to utilize the acquired NOLs to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 1998 or future periods. Additionally, the percentage of worldwide income taxable in international jurisdictions may increase in the future.

The Company has recorded a deferred tax asset of $15 million, net of a valuation allowance of $19 million, at September 30, 1998, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

YEAR 2000. The Company has been addressing "Year 2000" issues relating to the processing of date data at the turn of the century. A company-wide task force has been formed, milestones have been established, and detailed plans are actively being implemented so that Glenayre research programs, products and internal infrastructure systems are reviewed and the necessary changes are made. Glenayre's primary internal operating business system was replaced in 1998 and is Year 2000 ready. Additionally, Glenayre customer and supplier relationships are being reviewed to assess and address Year 2000 issues. The Company has undertaken internal reviews and has contacted certain of its customers to assess, to the extent possible, Year 2000 issues related to Glenayre products. The Company believes that it has made significant progress in making its product lines Year 2000 ready. While the Company is taking reasonable efforts to make information on the Year 2000 readiness of Glenayre products available to its customers, this information may not reach all customers. Glenayre's efforts to address Year 2000 issues will involve additional costs and the time and effort of a number of Glenayre employees. The Company believes, based on currently available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on the Company's future consolidated results of operations, liquidity and capital resources. However, if the Company, its

--------------------------------------------------------------------------------
                                       16

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------

large customers, or significant suppliers are unable to resolve such processing issues in a timely manner, Year 2000 issues could have a material impact on the operations of the Company.


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



--------------------------------------------------------------------------------
                                       17

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



                                                  Glenayre Technologies, Inc.
                                                  ----------------------------
                                                      (Registrant)




                                                  /s/ STANLEY CIEPCIELINSKI
                                                  ----------------------------
                                                  Stanley Ciepcielinski
                                                  Executive Vice President,
                                                  Chief Operating Officer and
                                                  Chief Financial Officer
                                                  (Principal Financial
                                                  Officer)




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


Date:  October 26, 1998