Form 10-K/A
period 1997-12-31
GLENAYRE TECHNOLOGIES INC
filed 1999-03-25
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K/A NO. 1

  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                               For the fiscal year ended DECEMBER 31, 1997
                                                         -----------------

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from           to
                                     -----------  -----------
                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                       98-0085742
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

5935 CARNEGIE BOULEVARD, CHARLOTTE, NORTH CAROLINA                         28209
--------------------------------------------------------------------------------
     (Address of principal executive offices)                           Zip Code

                                 (704) 553-0038
--------------------------------------------------------------------------------
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

                                 Title of Class
                          ----------------------------
                          COMMON STOCK, $.02 PAR VALUE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 1998 was approximately $670 million. The number of shares of the Registrant's common stock outstanding on March 6, 1998 was 61,008,517.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Document                                            Location in Form 10-K
       --------                                            ---------------------
Proxy Statement for 1998 Annual Meeting of Stockholders           Part III

This Annual Report on Form 10-K/A No. 1 amends the Items set forth below in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 previously filed on March 27, 1998 (the "Form 10-K"). As more particularly set forth below, the following financial and related information has been updated in connection with the restatement of the financial statements included herein.

                                     PART II


                                                                     Page Number
Description                                                            In Report
--------------------------------------------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA.........................................    3

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.........................    4

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   13

ITEM 6.   SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 1997 has been derived from the Company's audited Consolidated Financial Statements. The Company has been in the telecommunications equipment and related software business since November 10, 1992 and previously was engaged in the real estate development business and in oil and gas pipeline construction. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. The Company made three acquisitions in 1997:
(i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation ("ODC"), a developer of data management systems including applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices on November 3, 1997. The results of the acquired companies are included from the dates of acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.

(In thousands, except per share data)

                                                           Year Ended December 31,
                                              ----------------------------------------------
                                              1997 (1)     1996       1995     1994     1993
                                              -----        ----       ----     ----     ----
OPERATING DATA:
  Net sales .........................   $451,679   $390,246    $   321,404      $172,107 $136,139
  Income before change in accounting
    principle and extraordinary item      34,794     70,444         76,448        33,095   23,700
  Discontinued operations(2) ........       --         --               --           388      100
  Extraordinary item ................       --         --               --            --   (1,695)
  Change in accounting principle ....       (688)      --               --            --       --
  Net income ........................      6,251     70,444         76,448        33,483   22,105
PER SHARE DATA(3):
  Per Weighted Average Common Share:
  Income before accounting change
    and extraordinary items .........       0.11       1.16           1.31          0.60     0.52
  Net income ........................       0.10       1.16           1.31          0.61     0.49

  Per Common Share-Assuming Dilution:
  Income before accounting change
    and extraordinary items .........       0.11       1.11           1.22          0.56     0.48
  Net income ........................       0.10       1.11           1.22          0.57     0.45


                                                                         At December 31,
                                                     ----------------------------------------------------
                                                     1997        1996         1995      1994         1993
                                                     ----        ----         ----      ----         ----
BALANCE SHEET DATA:
Working capital ................................   $161,454    $279,031    $223,487   $135,209     $ 94,898
Total assets ...................................    590,161     521,210     447,580    284,961      228,244
Long-term debt, including current portion ......      3,747         879       2,147      2,019        3,451
Stockholders' equity............................    492,359     455,861     390,694    245,435      198,708

--------------------------------------------------------------------------------
(1) The results for 1997 were impacted by a $38.7 million charge for purchased research and development related to the ODC and WAI acquisitions and a $5.2 million write-off of goodwill related to the CNET acquisition. See Note 1 to the Consolidated Financial Statements.
(2) Effective December 31, 1992 and July 6, 1993, the Company adopted formal plans to dispose of its oil and gas pipeline construction and real estate operations, respectively. These operations are accounted for as discontinued for all periods presented.
(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see the Note 2 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Glenayre designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communication systems throughout the world specifically focused in three primary marketing areas: (i) paging products including infrastructure equipment from the Wireless Messaging Group ("WMG") and Wireless Access two-way paging devices, (ii) mobile and fixed network products from the Integrated Network Group ("ING") including voice mail systems, software applications for network management and data management systems including applications for calling cards, and (iii) microwave communications products from the Western Multiplex Group.

Glenayre acquired three companies in the year ended December 31, 1997. In November 1997, the Company acquired Wireless Access, Inc., a developer and marketer of two-way paging devices. Glenayre acquired Open Development Corporation, a developer of database management products including applications for calling cards in October 1997. In January 1997, the Company acquired CNET, Inc., a developer of software including network management tools. The operating results of the three acquired companies are included in the consolidated results of Glenayre since the acquisition dates.

The ODC and WAI acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of these businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. In connection with the allocation of purchase price for ODC and WAI, valuations of all identified intangible assets of ODC and WAI were made. The intangible assets of these businesses included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. The amounts allocated to purchased research and development for ODC and WAI were based on adjusted after-tax cash flows and were determined through established valuation techniques in the high-tech communications industry. Pursuant to applicable accounting pronouncements, the amounts of the purchase price allocated to these projects were expensed. In previously issued financial statements, the Company recorded charges for acquired in-process technology of $125.2 million in 1997 in connection with the acquisition of ODC and WAI. After communication with the Staff of the Securities and Exchange Commission (the "Staff"), the Company has reduced the amount of the charges for acquired in-process technology to $38.7 million in 1997 giving explicit consideration to the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants. These reductions have been reallocated to goodwill and the Company's consolidated financial statements have been restated to reflect such adjustments as described below and in Note 2 of the Notes to Consolidated Financial Statements. See "ACQUIRED IN-PROCESS TECHNOLOGY."

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                 Year Ended December 31,
                                                 -----------------------
                                                  1997    1996   1995
                                                  ----    ----   ----
Net sales ......................................   100%   100%   100%
Cost of sales ..................................    48     46     43
                                                   ---    ---    ---
   Gross profit ................................    52     54     57
Operating expenses
   Selling, general and administrative..........    22     21     18
   Research and development ....................     9      7      7
   Charge for purchased research and development     9    --     --
   Depreciation and amortization ...............     5      4      3

   Write-off of goodwill .......................     1    --     --
                                                   ---    ---    ---
       Total operating expenses ................    46     32     28
                                                   ---    ---    ---
Operating income ...............................     6     22     29
Interest, net ..................................     2      3      3
Other, net .....................................     *      *      *
                                                   ---    ---    ---
Income before income taxes and
   Accounting change ...........................     7     25     32
Provision for income taxes .....................     6      7      8
                                                   ---    ---    ---
Income before accounting change ................     2     18     24
Accounting change (net of income tax benefit)...     *    --     --
                                                   ---    ---    ---
Net income .....................................     1%    18%    24%
                                                   ===    ===    ===


-----------------
*less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas :

                                                Year Ended December 31,
                                                -----------------------
                                               1997       1996      1995
                                               ----       ----      ----
(DOLLARS IN THOUSANDS)

Paging products ..........................    $348,789  $337,091   $284,805
Mobile and fixed network products ........      70,619    24,911     23,592
Microwave communication and rural radio ..      32,271    28,244     13,007
                                             ---------  --------   --------
                                              $451,679  $390,246   $321,404
                                              ========  ========   ========
(PERCENTAGE OF NET SALES)

Paging products ..........................        77%       87%      89%
Mobile and fixed network products ........        16         6        7
Microwave communication and rural radio ..         7         7        4
                                                ----      ----      ----
                                                 100%      100%      100%
                                                ====      ====      ====

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

Due to the existing capacity of paging providers to serve their subscribers coupled with constrained financing markets, 1997 shipments to the United States market of the Company's one-way paging infrastructure products were below 1996 levels. The same had caused a slower growth rate in the domestic market for these products in 1996 compared to 1995. However, significant investments made by the Company in the international arena have resulted in continued strong international sales growth in 1997 and 1996 of its paging products offsetting declines in the domestic market.

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

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs of $38.7 million were expensed in 1997. These costs include $16.4 million and $22.3 million for the purchase of technology under development associated with ODC's database management products and with WAI's two-way paging expertise, respectively. The ODC acquisition provides the technology for Glenayre to further strengthen its position as a worldwide provider in the enhanced service platform market. The WAI acquisition gives Glenayre the expertise in advanced pagers and integrated circuit design positioning the Company to offer some of the most advanced, complete paging systems available. See "ACQUIRED IN-PROCESS TECHNOLOGY."

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $22.4 million in 1997 compared to $13.5 million in 1996 and $8.6 million in 1995. The Company has spent $32.9 million, $43.0 million, and $34.6 million in 1997, 1996, and 1995, respectively, in order to provide the equipment and capacity necessary to meet the growth of its business. Additionally, goodwill and other intangibles acquired through the businesses purchased amounted to $113.2 million and $22.0 million in 1997 and 1995, respectively. The increases in depreciation and amortization expense were due to these significant fixed and intangible asset purchases. Glenayre anticipates equipment purchases in 1998 to be at approximately the 1997 levels which is expected to increase depreciation and amortization expense in 1998 compared to 1997.

WRITE-OFF OF GOODWILL. At December 31, 1997, the Company wrote off $5.2 million of the goodwill balance related to the January 1997 acquisition of CNET. Revised projected results over the remaining goodwill amortization period of six years for the acquired operations were not sufficient to support the remaining goodwill and, in accordance with the Company's policy, the short-fall was written off. The write-off will reduce the CNET goodwill amortization expense in 1998 as compared to 1997 by approximately $850,000.

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

PROVISION FOR INCOME TAXES. The 1997 effective tax rate differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to nondeductible goodwill amortization. The difference between effective tax rates of 27% and 25% for 1996 and 1995, respectively, and the combined U.S. federal and state statutory tax rate of approximately 40% is primarily the result of (i) the utilization of the Company's net operating losses ("NOLs"), (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in each of the years is primarily the result of an increase in nondeductible goodwill amortization as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109. These adjustments are primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 8 to the Company's Consolidated Financial Statements.

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

As a result of the final usage of the prior NOLs and uncertainty as to the usage of the acquired NOLS, the book tax rate is expected to increase in 1998. However, the actual book tax rate may be different from the Company's estimate due to various issues including (i) future tax legislation, (ii) the changes in the amount of international business by the Company, (iii) the utilization of U.S. Research and Development tax credits, (iv) changes in federal, state or international tax rates, (v) the availability of foreign sales corporation benefits and (vi) the actual utilization of the acquired NOLs.

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

ACQUIRED IN-PROCESS TECHNOLOGY

In connection with the 1997 purchases of Wireless Access, Inc. and Open Development Corporation, the Company made allocations of the purchase price to acquired in-process technology. These amounts were expensed on the respective acquisition dates of the acquired businesses because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses. In previously issued financial statements, the Company recorded charges for acquired in-process technology of $125.2 million in 1997 in connection with the WAI and ODC acquisitions. Subsequent to these charges, the Staff of the Securities and Exchange Commission ("Staff") issued a letter to the American Institute of

Certified Public Accountants dated September 15, 1998 ("AICPA Letter") stating certain Staff views on in-process research and development. Additionally, the Staff, in its review of the Form 10-K for the year ended December 31, 1997 filed by the Company in March 1998, commented on the valuation of the in-process research and development costs for the WAI and ODC acquisitions. After consideration of the views of the Staff set forth in the AICPA Letter and communication with the Staff, the Company requested a recalculation of the independent valuation analysis for the acquired in-process technology. As a result of the recalculation, the Company has reduced the amount of the charges for acquired in-process technology to $38.7 million in 1997 in connection with the WAI and ODC acquisitions. These reductions have been reallocated to goodwill to reflect such adjustments as set forth below. Since the respective dates of acquisition, the Company has used the acquired in-process technology to develop new advanced two-way messaging devices and a system platform for the prepaid wireless market, which have become part of the Company's suite of products. The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that each product can be produced to meet its design requirements, including functions, features and technical performance requirements. There can be no assurance that commercial viability of these products will be achieved. Furthermore, future developments in the wireless communications industry, changes in other product and service offerings or other developments could cause the Company to alter or abandon these plans. Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's operating results, financial condition and results of operations.

A description of the acquired in-process technology and the estimates made by the Company for each of (i) WAI and (ii) ODC is set forth below.

(i) WAI

The in-process technology acquired in the November 1997 WAI acquisition consisted of one significant research and development project. The project's primary goals were focused on improving the technical features of two-way messaging devices while reducing their overall size. After acquiring WAI, the Company continued the development of this in-process project. At the time of the WAI acquisition, the Company assigned a value of $80.9 million to the WAI in-process technology with the assistance of an independent valuation prepared at such time. The recalculation described above indicated a value of $22.3 million. In arriving at this value, the Company considered the previously-obtained independent appraisal, the Staff's views on in-process research and development as set forth in the AICPA Letter and the Staff's comments to the Company, including: (i) the stage of completion of the in-process technology at the date of acquisition, (ii) the complexity of the work completed to date, (iii) the difficulty of completing development within a period of time, (iv) technological uncertainties and (v) the estimated total project costs of the in-process research and development in arriving at the valuation amount.

Major assumptions used in valuing the acquired in-process technology included:

               Revenue: Significant growth percentage increases in each of years 1998 and 1999 due to the early life cycle-stage of two-way messaging in the market place, a decline in absolute revenue dollars in year 2000 and an insignificant amount of sales in year 2001 with sales ceasing as more advanced devices introduced by Glenayre replace the AccessMate and AccessLink-II;

               Profit margin percentage: Expected to improve in 1998 and 1999 along with revenue growth then constant over the remaining life of the products;

               Selling,  General,  and  Administrative  expenses:   Expected  to
               remain constant as a percentage of revenue through the life of the products in order to sustain growth;

               Expense reductions/synergies: None were anticipated utilizing WAI as a stand-alone operation; and

               Discount rates: Due to the nature and characteristics of in-process technology, a discount rate of 25% was utilized considering a range of venture capital rates of return.

The Company estimated the WAI in-process project, which was completed in the second quarter of 1998, was approximately 60% complete at the date of the WAI acquisition. The project consisted of the development of two new paging devices.

               AccessMate. This product is an entry-level two-way wireless data-messaging device. Utilizing a newly developed integrated circuit chipset technology, the Company is able to decrease the size of its devices while reducing the consumer price and power consumption. The AccessMate allows a service provider to offer guaranteed message receipt by storing and resending a message when the recipient's device is turned off or out of the service area.

               AccessLink-II. In addition to allowing a service provider to offer guaranteed message receipt, the AccessLink-II provides users with the ability to send standard replies, create custom replies and originate messages to another pager or to an e-mail address.

At the time of the WAI valuation, the expected total cost of the development project was approximately $21 million, including costs incurred by WAI prior to its acquisition. As of December 31, 1998, approximately $6 million had been incurred since the date of the WAI acquisition for this project, which approximated the anticipated amount to be incurred at the acquisition date. No significant additional expected costs will be incurred subsequent to December 31, 1998 to complete the research and development project acquired from WAI.

The actual 1998 revenue and profit margin results related to the valued WAI in-process technology were significantly lower than projections used which significantly impacted the Company's 1998 results. The lower results were primarily related to start-up delays in the production of the devices and performance design issues. The Company anticipates that revenues and profit margins in 1999 for the AccessMate and the AccessLink-II will be significantly lower than that estimated for use in the valuation projections at the date of the WAI acquisition primarily as a result of lower market expectations for such devices.

(ii) ODC

The in-process technology acquired in the October 1997 ODC acquisition consisted primarily of a project related to ODC's Service Creation Platform (SCP) and Service Creation Environment (SCE). This platform enables service providers to offer subscribers features such as: (i) prepaid wireless calling services with voice activated dialing, (ii) prepaid wireline calling card services, (iii) postpaid calling services, (iv) interactive voice response sessions scripted in foreign languages and (v) account management. Additionally, the platform's advanced, open architecture allows scalability.

The Company estimates this project, which was completed during the fourth quarter of 1998, was approximately 50% complete at the date of the ODC acquisition. At the time of the ODC acquisition, the Company assigned a value of $44.3 million to the ODC in-process technology with the assistance of an independent valuation prepared at such time. The recalculation described above indicated a value of $16.4 million. In arriving at this value, the Company considered the previously-obtained independent appraisal, the Staff's views on in-process research and development as set forth in the AICPA Letter and the Staff's comments to the Company, including: (i) the stage of completion of the in-process technology at the date of acquisition, (ii) complexity of the work completed to date, (iii) the difficulty of completing development within a period of time, (iv) technological uncertainties and (v) the estimated total project costs of the in-process research and development in arriving at the valuation amount.

Major assumptions used in valuing the ODC acquired in-process technology included:

               Revenue: Significant growth rate percentages in each of years 1998 and 1999 due to the early life-cycle stage of the ODC products in the market place, a modest growth rate percentage in year 2000, and a decline in absolute revenue dollars in year 2001 through 2003 with sales ceasing thereafter as technological advances replace the SCP/SCE platform;

               Profit margin percentages: Expected to improve approximately 2% per year from 1997 through 2000 along with the revenue growth then remaining constant over the remaining life of the products;

               Selling, General, and Administrative expenses: Expected to decrease as a percentage of revenues from 1997 to 1998 due to low 1997 sales and then remain constant as a percentage of revenue through the life of the products in order to sustain growth;

               Expense reductions/synergies: No expense reductions/synergies were anticipated; and

               Discount rates: Due to the nature and characteristics of the ODC in-process technology, a discount rate of 20% was utilized considering a range of venture capital rates of return.

At the time of the ODC valuation, the expected total cost of the development project was approximately $8 million, including costs incurred by ODC prior to the acquisition. As of December 31, 1998, approximately $4 million had been incurred since the date of the ODC acquisition for this project, which approximated the anticipated amount to be incurred at the acquisition date. No significant additional expected costs will be incurred subsequent to December 31, 1998 to complete the research and development project acquired from ODC.

The actual 1998 revenue and profit margin results related to the valued ODC in-process technology products were significantly lower than projections used which significantly impacted the Company's 1998 results. The lower results were primarily related to a change in management strategy during 1998 toward the target markets for the SCE/SCP products. This strategic change was from a multiple market approach for the prepaid wireless, prepaid wireline, and postpaid calling markets to a single market approach focused solely on the prepaid wireless market, thus eliminating two markets in which the SCE/SCP products were expected to be sold. The projections used in the acquired in-process technology valuation included revenue related to all three of these markets. Management believes that its future concentration related to this technology should continue to be primarily in the prepaid wireless market. Given this strategic change, the Company anticipates that the revenue and profit margins for 1999 for the SCE/SCP products will be significantly lower than that estimated for use in the valuation projections at the date of ODC acquisition.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1997, Glenayre's principal sources of liquidity included $21 million of cash and cash equivalents and a $50 million bank line of credit that expires in October 1998. There were no borrowings under the line of credit in 1997. The decrease in cash, cash equivalents and short-term investments of $111 million for 1997 is principally due to (i) $124 million of funds (net of cash acquired) used to purchase CNET, ODC, and WAI and (ii) purchases of plant and equipment amounting to $33 million, offset by $45 million of funds provided by operations. The cash provided by operating activities was primarily due to net income (before certain non-cash charges including the charge for purchased research and development and the write-off of goodwill) offset by significant increases in accounts and notes receivables. Accounts receivable increased primarily due to (i) higher levels of international turnkey projects with longer payment terms and (ii) increased levels of customer contracts with non-standard terms. Notes receivable increased $38 million for 1997 due to additional requests from customers for financing primarily related to the sales of paging and voice mail products. Approximately 72% of the notes receivable balance as of December 31, 1997 consists of receivables from two customers, one of which accounts for $24.8 million, has a limited operating history and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Deferred income taxes decreased $15 million in 1997 primarily as result of the utilization of the Company's NOLs. Other assets increased $15 million principally due to intangible assets (other than goodwill) acquired in the purchase of ODC and WAI. Accounts payable and accrued liabilities increased $28 million in 1997 primarily related to the three acquisitions and increased levels of international turnkey projects.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-K/A, the Form 10-K, the Company's Summary Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in the 10-K/A and the Form 10-K related to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 to the Form 10-K as originally filed.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 1997, 1996 and 1995 and for each of the three years in the period ended December 31, 1997, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K/A No. 1.

The Registrant has restated certain of its historical fiscal year end audited financial statements and the related financial statement schedule to reflect a change in the methods used to value acquired in-process technology recorded and written off in connection with the Registrant's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc.

(i)   Financial Statements:

Report of Ernst & Young LLP Independent Auditors ...................................................   14
Consolidated Balance Sheets at December 31, 1997 and 1996 ..........................................   15
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 .........   16
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995   17
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 .........   18
Notes to Consolidated Financial Statements .........................................................   20

(ii) Supplemental Schedules:

     Schedule II - Valuation and Qualifying Accounts ...............................................   39

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

As discussed more fully in Note 2, the Company has modified the methods used to value acquired in-process technology recorded and written off in connection with the Company's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. and accordingly, has restated the consolidated financial statements for the year ended December 31, 1997, to reflect this change.



                                                      ERNST & YOUNG LLP



Charlotte, North Carolina
January 30, 1998, except for the restatement related to acquired in-process technology referred to in Note 2, as to which the date is February 15, 1999.

                         GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)

                                                                      December 31,
                                                                 -------------------
                                                                   1997         1996
                                                                   ----         ----
                                                                (Restated-
                                                                See Note 2)
ASSETS
Current Assets:
  Cash and cash equivalents ...................................   $ 21,076   $ 53,785
   Short-term investments .....................................       --       78,016
  Accounts receivable, net ....................................    152,231    119,851
   Notes receivable ...........................................      8,684     10,236
Inventories ...................................................     49,302     50,460
  Deferred income taxes .......................................     13,943     19,291
  Prepaid expenses and other current assets ...................      6,810      7,957
                                                                  --------   --------
    Total current assets ......................................    252,046    339,596
Notes receivable, net .........................................     53,050     13,085
Property, plant and equipment, net ............................    103,641     80,501
Goodwill ......................................................    164,080     76,818
Deferred income taxes .........................................      1,088     10,372
Other assets ..................................................     16,256        838
                                                                  --------   --------
TOTAL ASSETS ..................................................   $590,161   $521,210
                                                                  ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ............................................   $ 27,133   $ 19,614
  Accrued liabilities .........................................     61,358     40,781
  Other current liabilities ...................................      2,101        170
                                                                  --------   --------
    Total current liabilities .................................     90,592     60,565
Other liabilities .............................................      7,210      4,784
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding ..............       --         --
  Common stock, $.02 par value; authorized: 200,000,000 shares;
 outstanding: 1997-60,650,761 shares; 1996-59,868,202 shares ..      1,213      1,197
  Contributed capital .........................................    333,715    301,771
  Retained earnings ...........................................    157,431    152,893
                                                                  --------   --------
    Total stockholders' equity ................................    492,359    455,861
                                                                  --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....................   $590,161   $521,210
                                                                  ========   ========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  Year Ended December 31,
                                                          ----------------------------------
                                                              1997         1996         1995
                                                              ----         ----         ----
                                                          (Restated-
                                                          See Note 2)

NET SALES .............................................   $ 451,679    $ 390,246    $ 321,404
                                                          ---------    ---------    ---------
COSTS AND EXPENSES:
     Cost of sales ....................................     217,793      180,468      138,773
     Selling, general and administrative expense ......     100,619       80,428       56,579
     Research and development expense .................      40,425       28,983       23,968
     Charge for purchased research and development ....      38,700         --           --
     Depreciation and amortization expense ............      22,368       13,482        8,571
     Write-off of goodwill ............................       5,183         --           --
                                                          ---------    ---------    ---------
     Total costs and expenses .........................     425,088      303,361      227,891
                                                          ---------    ---------    ---------
INCOME FROM OPERATIONS ................................      26,591       86,885       93,513
                                                          ---------    ---------    ---------
OTHER INCOME (EXPENSES):
     Interest income ..................................      10,577        9,805        8,457
     Interest expense .................................        (227)        (151)        (190)
     Other, net .......................................      (2,147)         112          (35)
                                                          ---------    ---------    ---------
     Total other income ...............................       8,203        9,766        8,232
                                                          ---------    ---------    ---------
INCOME BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE ..........................................      34,794       96,651      101,745
PROVISION FOR INCOME TAXES ............................      27,855       26,207       25,297
                                                          ---------    ---------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ......................       6,939       70,444       76,448
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NET OF INCOME TAX BENEFIT OF $362) .......        (688)        --           --
                                                          ---------    ---------    ---------
NET INCOME ............................................   $   6,251    $  70,444    $  76,448
                                                          ---------    ---------    ---------
INCOME PER WEIGHTED AVERAGE COMMON
   SHARE:

Income before cumulative effect of change in Accounting
  principle ...........................................   $    0.11    $    1.16    $    1.31
Cumulative effect of change in accounting  principle ..        (.01)        --           --
                                                          ---------    ---------    ---------
Net income per weighted average common share ..........   $    0.10    $    1.16    $    1.31
                                                          ---------    ---------    ---------
INCOME PER COMMON SHARE--ASSUMING
   DILUTION:

Income before cumulative effect of change in
  Accounting principle ................................   $    0.11    $    1.11    $    1.22
Cumulative effect of change in accounting principle ...        (.01)        --           --
                                                          ---------    ---------    ---------
Net income per common share--assuming dilution ........   $    0.10    $    1.11    $    1.22
                                                          =========    =========    =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)

                                                 Common Stock                                       Total
                                             -----------------     Contributed     Retained      Stockholders'
                                             Shares     Amount       Capital       Earnings         Equity
                                             ------     ------       -------       --------         ------
Balances, December 31, 1994 .............    55,991     $1,120      $215,862        $28,453        $245,435
Net income ..............................                                            76,448          76,448
Stock options exercised .................     2,899         58        16,090                         16,148
Shares issued and options assumed
  in connection with business acquisition     1,185         24        27,244                         27,268
Utilization of net operating loss
  carryforwards .........................                             12,425       (12,425)             ---
Tax benefit of stock options exercised ..                             26,433                         26,433
Repurchase of common stock ..............       (30)       (1)       (1,037)                        (1,038)
                                             ------     ------      --------       --------        --------
Balances, December 31, 1995 .............    60,045      1,201       297,017         92,476         390,694
Net income ..............................                                            70,444          70,444
Stock options exercised .................     1,393         28        14,061                         14,089
Utilization of net operating loss
  Carryforwards .........................                             10,027       (10,027)             ---
Tax benefit of stock options exercised ..                             16,947                         16,947
Repurchase of common stock ..............    (1,570)      (32)      (36,281)                       (36,313)
                                             ------     ------      --------       --------        --------
Balances, December 31, 1996 .............    59,868      1,197       301,771        152,893         455,861
Net income ..............................                                             6,251           6,251
Stock options exercised .................       470         10         2,516                          2,526
Shares issued and options assumed
  in connection with business
  acquisitions ..........................       313          6        26,461                         26,467
Utilization of net operating loss
  carryforwards..........................                              1,713        (1,713)             ---
Tax benefit of stock options exercised ..                              1,254                          1,254
                                             ------     ------      --------       --------        --------
Balances, December 31, 1997
  (Restated - See Note 2) ...............    60,651     $1,213      $333,715       $157,431        $492,359
                                             ======     ======      ========       ========        ========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                              1997         1996         1995
                                                           ----------   ----------   ----------
                                                           (Restated-
                                                           See Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $   6,251    $  70,444    $  76,448
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization ........................      22,368       13,482        8,571
  Changes in deferred income taxes .....................      18,164        5,392       (4,998)
  Loss on disposal of equipment ........................         254           82          203
  Charge for purchased research & development ..........      38,700         --           --
  Write-off of goodwill ................................       5,183         --           --
  Tax benefit of stock options exercised ...............       1,254       16,947       26,433
  Stock compensation expense ...........................        --           --            169
  Other noncash expenses ...............................        --            121           73
  Changes in operating assets and liabilities, net of
     effects of business acquisitions:
     Accounts receivable ...............................     (27,922)     (30,586)     (54,222)
     Notes receivable ..................................     (38,084)        (388)      (1,637)
     Inventories .......................................       7,083         (415)     (23,152)
     Prepaids and other current assets .................       2,172         (768)         227
     Other assets ......................................      (1,127)        (559)      (3,384)
     Accounts payable ..................................       1,168        3,905        5,406
     Accrued liabilities ...............................       8,532        4,619        8,811
     Other liabilities .................................         720        1,207           93
                                                           ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES ............................................      44,716       83,483       39,041
                                                           ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment .............     (32,889)     (43,017)     (34,638)
Proceeds from sale of equipment ........................          46          123           26
Net proceeds from sale of interest in oil and gas
  pipeline construction business .......................        --           --          3,600
Maturities of short-term investments ...................     164,103      171,812      122,679
Purchases of short-term investments ....................     (86,087)    (205,774)    (127,271)
Acquisitions, net of cash acquired .....................    (123,646)        --            396
                                                           ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES ..................     (78,473)     (76,856)     (35,208)
                                                           ---------    ---------    ---------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)

                                                            Year Ended December 31,
                                                            -----------------------
                                                        1997         1996         1995
                                                     ----------   ----------   ----------
                                                       (Restated-
                                                       See Note 2)
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term borrowings ................     (1,478)     (1,279)       (325)
Issuance of common stock ..........................      2,526      14,150      16,087
Common stock repurchases ..........................       --       (36,313)     (1,038)
                                                      --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      1,048     (23,442)     14,724
                                                      --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ................................    (32,709)    (16,815)     18,557
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ....     53,785      70,600      52,043
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ..........   $ 21,076    $ 53,785    $ 70,600
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

    (B)  OPEN DEVELOPMENT CORPORATION ACQUISITION.

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of data management products for telecommunications providers. The purchase price of $48.0 million consisted of 242,066 shares issuable upon exercise of stock options of the Company's common stock valued at $3.3 million, $43.4 million in cash and $1.3 million in acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1997 include the operating results of ODC for the period October 15, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

        Current assets..........................   $2,979
        Equipment...............................    3,808
        Goodwill................................   30,581
        Purchased research and development
          charged to operations.................   16,400
        Other intangibles.......................    3,700
        Deferred tax asset......................      996
        Other non-current assets................      576
        Liabilities assumed.....................  (11,009)
                                                  -------
                                                  $48,031
                                                  =======

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

      Current assets ...................   $  13,076
      Equipment ........................       1,354
      Goodwill .........................      59,500
      Purchased research and development
        charged to operations ..........      22,300
      Other intangibles ................      10,035
      Deferred tax asset ...............       2,536
      Liabilities assumed ..............      (8,386)
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

      Current assets ..............   $  7,886
      Property, plant and equipment      1,188
      Goodwill ....................     21,991
      Deferred tax asset ..........        704
      Liabilities assumed .........     (3,186)
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

The amounts allocated to purchased research and development for ODC and WAI were determined through established valuation techniques in the high-technology communications industry, were based on adjusted after-tax cash flows that give explicit consideration to the Staff of the Securities and Exchange Commission ("the Staff") views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants, and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DESCRIPTION OF BUSINESS

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing, mobile data systems and point-to-

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


point wireless interconnection products. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include switches, transmitters, receivers, controllers, software, paging devices and other equipment used in personal communications systems (including paging, voice messaging, cellular, and message management and mobile data systems), microwave communication systems and radio telephone systems.

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

GOODWILL

Goodwill represents the excess of cost over assigned fair market value of net assets acquired and is being amortized on a straight-line basis over estimated useful lives ranging from 7 to 30 years. Goodwill is shown net of accumulated amortization of $18.0 million and $12.4 million at December 31, 1997 and 1996, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future undiscounted cash flow of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under those rules, goodwill associated

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

Pursuant to Emerging Issues Task Force Issue No. 97-13 ("EITF No. 97-13"), issued in November 1997, the Company changed its accounting policy in the fourth quarter of 1997, regarding a project to implement a new business operating system that it began in 1996 and expects to complete in the second quarter of 1998. Previously, substantially all direct costs relating to the project were capitalized, including the portion related to business process reengineering. Under EITF No. 97-13, the unamortized balance of these reengineering costs as of November 20, 1997 of approximately $1,050,000, or $688,000 after tax benefit ($.01 per share), was written off as a one-time, non-cash, cumulative effective adjustment in the fourth quarter of 1997.

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

SEGMENT REPORTING

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"), which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of SFAS 131, but does anticipate that the adoption of this statement may increase the Company's reported segments.

RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO ACQUIRED IN-PROCESS TECHNOLOGY

During the fourth quarter 1998 and first quarter 1999, the Company and the Staff of the Securities and Exchange Commission had communication with respect to the methods used to value acquired in-process technology recorded and written off at the date of acquisition. As a result, the Company has modified the methods used to value acquired in-process technology in connection with the Company's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. Initial calculations of value of the acquired in-process technology were based on the cost required to complete each project, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the AICPA, and the Staff's comments to the Company to consider
(i) the stage of completion of the in-process technology at the dates of acquisition, (ii) complexity of the work completed to date, (iii) the difficulty of completing development within a period of time, (iv) technological uncertainties and (v) the estimated total project costs of the in-process research and development in arriving at the valuation amount. As a result of this modification the Company has decreased the amount of the purchase price allocated to acquired in-process technology in the ODC acquisition from $44.3 million to $16.4 million and in the WAI acquisition from $80.9 million to $22.3 million. As a result, the Company increased goodwill by $87.7 million.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

SUMMARY OF EFFECTS OF RESTATEMENTS. The effects of the restatement related to acquired in-process technology resulted in the following impact on the Company's results of operations for the year ended December 31, 1997 and its financial position at December 31, 1997.

                                                    Year Ended December 31, 1997
                                                    ----------------------------
Income (loss) before cumulative effect of change
   in accounting principle:
   As previously reported ...................................   $ (77,404)
   Adjustment* ..............................................      84,343
   As restated ..............................................       6,939

Net income (loss):
   As previously reported ...................................     (78,092)
   Adjustment* ..............................................      84,343
   As restated ..............................................       6,251

Income (loss) per weighted average common share:
    Before cumulative effect of change in accounting principle:
    As previously reported ..................................       (1.28)
    Adjustment* .............................................        1.39
    As restated .............................................        0.11

Net income (loss):
    As previously reported ..................................       (1.29)
    Adjustment* .............................................        1.39
    As restated .............................................        0.10

Income (loss) per common share - assuming dilution:
  Before cumulative effect of change in accounting principle:
   As previously reported ...................................       (1.28)
   Adjustment* ..............................................        1.39
   As restated ..............................................        0.11

Net income (loss):
   As previously reported ...................................       (1.29)
   Adjustment* ..............................................        1.39
   As restated ..............................................        0.10

                                                            December 31, 1997
                                                            -----------------
Financial Position Goodwill:
     As previously reported .................................   $  78,568
     Adjustment* ............................................      85,512
     As restated ............................................     164,080

Other Assets:
      As previously reported ................................      17,425
      Adjustment* ...........................................      (1,169)
      As restated ...........................................      16,256

Retained Earnings
      As previously reported ................................      73,088

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


      Adjustment* ...........................................      84,343
      As restated ...........................................     157,431

*The adjustment results from the decrease in the value assigned to acquired in-process technology and the increased amortization of goodwill and other intangibles.


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

4.  ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at December 31, 1997 and 1996 consist of:

                                                       1997           1996
                                                     --------      --------
        Trade receivables........................... $151,949      $119,657
        Retainage receivables.......................    1,028         1,407
        Other.......................................    3,796         3,314
                                                     --------      --------
                                                      156,773       124,378
        Less:  allowance for doubtful accounts......   (4,542)       (4,527)
                                                     --------      --------
                                                     $152,231      $119,851
                                                     ========      ========

Trade receivables at December 31, 1997 and 1996 included unbilled costs and estimated earnings under contracts in the amount of approximately $8.3 million and $17.9 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable at December 31, 1997 and 1996 consist of:

                                                        1997          1996
                                                       ------       -------
        Current......................................  $8,684       $10,236
        Non-current..................................  57,092        13,407
                                                       ------       -------
                                                       65,776        23,643
        Less:  reserves..............................  (4,042)         (322)
                                                       ------       -------
                                                      $61,734       $23,321
                                                      =======       =======

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


5.  INVENTORIES

Inventories at December 31, 1997 and 1996 consist of:

                                                              1997         1996
                                                            -------      -------
        Raw materials.....................................  $25,970      $25,656
        Work-in-process:
           Uncompleted contracts..........................      299        3,757
           Other..........................................   10,514        7,603
        Finished goods....................................   12,519       13,444
                                                            -------      -------
                                                            $49,302      $50,460
                                                            =======      =======

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1997 and 1996 consist of:

                                                              1997        1996
                                                           -------      -------
        Land..............................................  $ 3,746      $3,737
        Buildings.........................................   41,320      36,987
        Equipment.........................................   91,179      58,059
        Leasehold improvements............................    2,586       2,134
                                                           -------      -------
                                                            138,831     100,917
        Less: Accumulated depreciation....................  (35,190)    (20,416)
                                                           -------      -------
                                                           $103,641     $80,501
                                                           ========     =======


 7.  ACCRUED LIABILITIES

 Accrued liabilities at December 31, 1997 and 1996 consist of:

                                                              1997        1996
                                                            -------     -------
        Accrued project costs.............................  $13,290      $6,811
        Accrued warranty costs............................    3,814       3,742
        Accrued sales commissions.........................    2,185       3,474
        Accrued compensation and benefits.................   14,103       8,704
        Accrued income taxes..............................    4,134       3,640
        Other accruals....................................   23,832      14,410
                                                            -------     -------
                                                            $61,358     $40,781
                                                            =======     =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


8. INCOME TAXES

  The Company's income tax provision consists of the following:

                                                 1997        1996        1995
                                               --------    --------    --------
Current provision:
   United States Federal ...................   $ 25,544    $ 12,978    $  6,398
   Charge equivalent to tax benefit of stock
     option exercises ......................      1,254      16,947      26,433
   Foreign .................................      3,802       2,432       2,658
   State and local .........................      2,160       3,032         962
                                               --------    --------    --------
     Total current .........................     32,760      35,389      36,451
                                               --------    --------    --------
Deferred provision (benefit):
   Before valuation allowance adjustment ...     (3,192)        845       1,271
   Adjustment to valuation allowance .......     (1,713)    (10,027)    (12,425)
                                               --------    --------    --------
     Total deferred benefit ................     (4,905)     (9,182)    (11,154)
                                               --------    --------    --------
Total provision ............................   $ 27,855    $ 26,207    $ 25,297
                                               ========    ========    ========




 The sources of income before income taxes are presented as follows:

                                            1997       1996       1995
                                          --------   --------   --------
United States..........................   $ 18,758   $ 84,880   $ 87,919
Foreign ...............................     16,036     11,771     13,826
                                          --------   --------   --------
                                          $ 34,794   $ 96,651   $101,745
                                          ========   ========   ========



The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                          1997        1996        1995
                                                        --------    --------    --------
Income tax provision at U.S. statutory rate .........   $ 12,177    $ 33,828    $ 35,611
Reduction in valuation allowance ....................     (1,713)    (10,027)    (12,425)
Foreign taxes at rates other than U.S. statutory rate     (1,229)     (1,201)     (2,129)
U.S. research and experimentation credits ...........       (953)       (977)       --
State taxes (net of federal benefit) ................        412       3,474       3,307
Non-deductible charge for purchased research and
  development .......................................     14,701        --          --
Non-deductible goodwill .............................      4,460       1,110         933
                                                        --------    --------    --------
Income tax provision ................................   $ 27,855    $ 26,207    $ 25,297
                                                        ========    ========    ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


The tax effect of temporary differences and net operating loss carryforwards ("NOLs") that gave rise to the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:
                                                             1997        1996
                                                            -------    -------
        Assets:
          U.S. net operating loss carryforwards........     $12,318    $24,507
          State net operating loss carryforwards.......       2,816      1,559
          Other........................................      22,304     13,748
                                                            -------    -------
                                                             37,438     39,814
          Less: Valuation allowance....................     (18,502)    (5,902)
                                                            -------    -------
                                                             18,936     33,912
        Liabilities....................................      (3,905)    (4,249)
                                                            -------    -------
        Deferred tax asset, net........................     $15,031    $29,663
                                                            =======    =======

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

If the original guidance in SAB 86 had been applied, the Company's net income for the years ended December 31, 1997, 1996 and 1995 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $1,713,000 ($.03 per share) in 1997, $10,027,000 ($.16 per share) in 1996, and $12,425,000 ($.20 per share) in 1995.

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

9. OPERATING LEASE COMMITMENTS

The Company leases office facilities and various equipment under noncancellable operating leases. Future minimum lease payments under noncancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1997 are as follows:

       1998...........................     $4,632
       1999...........................      4,475
       2000...........................      3,793
       2001...........................      2,544
       2002...........................      1,382
       Thereafter.....................      2,407
                                          -------
                                          $19,233
                                          =======

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

The Company's accumulated postretirement benefit liability at December 31, 1997 and 1996 is as follows:

                                                             1997        1996
                                                            ------      ------
    Retirees..............................................  $  531      $  527
    Fully eligible plan participants......................     231         227
    Other active plan participants........................     849         666
                                                            ------      ------
    Accumulated postretirement benefit obligation.........   1,611       1,420
    Unrecognized gain.....................................    (281)       (242)
    Unrecognized transition obligation....................     763         814
                                                            ------      ------
                                                            $1,129      $  848
                                                            ======      ======



Net postretirement benefit costs for the years ended December 31, 1997, 1996 and 1995 consist of the following components:

                                                                 1997     1996    1995
                                                                 ----     ----    ----
Service cost .................................................   $ 195    $ 190   $ 105
Interest cost on accumulated postretirement benefit obligation     101      109      84
Amortization of gain .........................................     (14)    --       (17)
Amortization of transition obligation ........................      51       51      51
                                                                 -----    -----   -----
                                                                 $ 333    $ 350   $ 223
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

       (B) STOCKHOLDER RIGHTS AGREEMENT

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

Activity and price information regarding the Company's stock option plans is summarized as follows:

                                                 Shares       Price Range
                                                 ------       -----------
     Outstanding, December 31, 1994............   6,025    $  1.04---$17.26
     Granted...................................   1,629     16.72 --- 47.67
     Assumed...................................     502     1.84  ---  6.60
     Exercised.................................  (2,828)     1.17 --- 28.22
     Canceled..................................     (21)    12.74 --- 22.44
                                                 ------     ---------------
     Outstanding, December 31, 1995 ...........   5,307      1.04 --- 47.67
     Granted...................................   1,247     20.00 --- 48.38
     Exercised.................................  (1,330)     1.04 --- 44.25
     Canceled..................................     (32)     22.44--- 48.38
                                                 ------     ---------------
     Outstanding, December 31, 1996............   5,192       1.27--- 47.67
     Granted...................................     586      9.00 --- 21.63
     Assumed...................................   1,641      0.08 --- 23.00
     Exercised.................................    (470)     0.17 --- 11.11
     Canceled..................................    (224)     1.13 --- 44.17
                                                 ------     ---------------
     Outstanding, December 31, 1997............   6,725    $  0.08---$43.59
                                                  =====    ================

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  1997        1996       1995
                                                                  ----        ----       ----
                                                               (Restated-
                                                               See Note 2)

    Pro forma income (loss) before cumulative effect of change
       in accounting principle............................      ($3,709)    $59,090    $69,526

    Pro forma income (loss) before cumulative effect of change in accounting principle per share:
       Income (loss) per weighted average common share....        (0.06)        .98       1.19
       Income (loss) per common share - assuming dilution.        (0.06)        .94       1.12

Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1997.

The 1996 and 1997 award modifications described above resulted in a decrease to 1996 pro forma net income of approximately $906,000 or $.01 per share assuming dilution and an increase to the 1997 pro forma loss before cumulative effect in accounting change of approximately $4.3 million or $.07 per share.

Contributed capital was increased $1.3 million, $16.9 million and $26.4 million in 1997, 1996 and 1995, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

        (E) EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1993, the Company established the Glenayre Technologies, Inc. Employee Stock Purchase Plan (the "ESP Plan") reserving 506,250 shares of common stock. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every January 1 and July 1. The price for common stock offered under the ESP Plan for each six-

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


month period is equal to 90% of the average market price of the common stock for the five trading days prior to the first day of the six-month period. For the January 1, 1998 to June 30, 1998 period, the stock purchase price will be $9.00. As of December 31, 1997, 172,587 shares had been issued at a purchase price range of $5.60 to $37.07 with 333,663 shares reserved under the ESP Plan.

        (F) INCOME PER COMMON SHARE

The following table sets forth the computation of income per share:

                                                             1997        1996        1995
                                                             ----        ----        ----
                                                          (Restated-
                                                          See Note 2)
Numerator:
    Income before cumulative effect of change
     in accounting principle ..........................   $ 6,939      $70,444      $76,448

Denominator:
    Denominator for basic income (loss) per share -
      weighted average shares .........................    60,323       60,597       58,298

    Effect of dilutive securities:
      stock options ...................................     2,995        2,819        4,181
                                                          -------      -------      -------
    Denominator for diluted income per share-adjusted
      weighted average shares and assumed conversions .    63,318       63,416       62,479
                                                           ======       ======       ======

Income before cumulative effect of change in accounting
  principle per weighted average common share .........   $  0.11      $  1.16      $  1.31
                                                          =======      =======      =======

Income before cumulative effect of change in accounting
  principle per common share - assuming dilution ......   $  0.11      $  1.11      $  1.22
                                                          =======      =======      =======

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

Sales and operating profits by geographical area are measured by the locale of the revenue-producing operations and are as follows:

                                                      Net Sales                        Operating Profit
                                         ---------------------------------    --------------------------------
Year ended December 31,                     1997        1996        1995          1997        1996      1995
-----------------------                     ----        ----        ----          ----        ----      ----
                                                                              (Restated-
                                                                              See Note 2)
United States....................        $447,459     $389,218    $321,184      $ 16,865   $ 80,093   $ 83,245
Canada ..........................         158,758      128,848      82,892        13,252     10,617     13,348
Other countries..................          26,946       15,424       8,761         2,782      1,271        774
Eliminations.....................        (181,484)    (143,244)   ( 91,433)           --         --         --
                                         --------     --------    --------        ------     ------     ------
  Geographic totals..............        $451,679     $390,246    $321,404        32,899     91,981     97,367
                                         ========     ========    ========
Corporate, interest and other income
  (expenses) and eliminations....                                                  1,895      4,670      4,378
                                                                                --------   --------   --------
Income before income taxes
  and cumulative effect of change
  in accounting principle........                                               $ 34,794   $ 96,651   $101,745
                                                                                ========   ========   ========

The 1997 United States results include a $38.7 million charge for purchased research and development and a $5.2 million write-off of goodwill as discussed in Note 1.
                                          Assets
                          -------------------------------------
Year ended December 31,      1997          1996          1995
-----------------------      ----          ----          ----
                          (Restated-
                          See Note 2)
United States ..........   $525,011      $330,218      $298,323
Canada .................     43,794        49,078        39,940
Other countries ........     11,945        16,607         2,813
                           --------      --------      --------
  Geographic totals ....    580,750       395,903       341,076
General corporate assets      9,411       125,307       106,504
                           --------      --------      --------
Consolidated totals ....   $590,161      $521,210      $447,580
                           ========      ========      ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Net sales include product transfers and service revenues between geographic areas and are generally priced to recover cost plus an appropriate markup for profit. These are eliminated in consolidation as follows:

Year ended December 31,                        1997       1996         1995
-----------------------                        ----       ----         ----
Product transfers - Canada...............    $125,139   $101,652     $65,703
Product transfers - United States........         495        ---         ---
Service revenues:
  Canada.................................      33,619     27,196      17,189
  Other countries........................      22,231     14,396       8,541
                                             --------   --------     -------
    Total eliminations...................    $181,484   $143,244     $91,433
                                             ========   ========     =======


Export sales from the United States by geographic areas to unaffiliated customers are as follows:

Year ended December 31,                        1997       1996         1995
-----------------------                        ----       ----         ----
Canada...................................     $10,578    $16,270     $15,272
Middle East..............................       3,882      7,617      16,930
Pacific Rim..............................     151,716     92,109      54,705
Europe...................................      30,667     16,354      17,793
South America............................      29,523     12,211       5,430
Other....................................         832      9,718       3,723
                                             --------   --------    --------
  Total export sales.....................    $227,198   $154,279    $113,853
                                             ========   ========    ========

14. INTERIM FINANCIAL DATA--UNAUDITED

                                                                Quarters Ended
                                                   ---------------------------------------------
                                                   March 31      June 30     Sept. 30   Dec. 31
                                                   --------      -------     --------   -------
                                                                                       (Restated-)
1997 (A)                                                                               See Note 2)
Net sales ......................................   $ 105,771   $ 110,172   $ 112,122   $ 123,614
Gross profit ...................................      55,221      59,601      59,684      59,380
Income (loss) before cumulative effect of change
  in accounting principle:
   As previously reported ......................      13,446      14,960      15,034    (120,844)
   Adjustment (b) ..............................        --          --          --        84,343
   As restated .................................      13,446      14,960      15,034     (36,501)
Net income (loss):
   As previously reported ......................      13,446      14,960      15,034    (121,532)
   Adjustment (b) ..............................        --          --          --        84,343
   As restated .................................      13,446      14,960      15,034     (37,189)

Income (loss) per weighted average common share:
    Before cumulative effect of change
    In accounting principle:
    As previously reported .....................        0.22        0.25        0.25       (2.00)
    Adjustment (b) .............................        --          --          --          1.40
    As restated ................................        0.22        0.25        0.25       (0.60)

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         Quarters Ended
                                                          ---------------------------------------------
14. INTERIM FINANCIAL DATA--UNAUDITED (CONTINUED)          March 31      June 30    Sept. 30    Dec. 31
                                                           --------      -------    --------    -------
                                                                                               (Restated-
                                                                                               See Note 2)
Net income (loss):
    As previously reported ..............................      0.22       0.25        0.25      (2.01)
    Adjustment (b) ......................................        --         --          --       1.40
    As restated .........................................      0.22       0.25        0.25      (0.61)

Income (loss) per common share - assuming dilution:
  Before cumulative effect of change
  in accounting principle:
   As previously reported ...............................      0.22       0.24        0.24      (2.00)
   Adjustment (b) .......................................        --         --          --       1.40
   As restated ..........................................      0.22       0.24        0.24      (0.60)

Net income (loss):
   As previously reported ...............................      0.22       0.24        0.24      (2.01)
   Adjustment (b) .......................................        --         --          --       1.40
   As restated ..........................................      0.22       0.24        0.24      (0.61)


1996 (A)
Net sales ............................................... $  89,378    105,085    $ 91,572  $ 104,211
Gross profit ............................................    49,611     59,253      47,742     53,172
Net income ..............................................    17,076     22,863      13,801     16,704
Income per weighted average common share ................      0.28       0.38        0.23       0.28
Income per common share - assuming dilution .............      0.27       0.36        0.22       0.27

(a) The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with SFAS 128. The results for the fourth quarter 1997 were impacted by a $38.7 million charge for purchased research and development and a $5.2 million write-off of goodwill as discussed in Note 1.

(b) The adjustment results from the decreases in the value assigned to acquired in-process technology and the increased amortization of goodwill.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A.    INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i)   Financial Statements:*

The Registrant has restated certain of its historical fiscal year end audited financial statements and the related financial statement schedule to reflect a change in the methods used to value acquired in-process technology recorded and written off in connection with the Registrant's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. Listed below are the consolidated financial statements, the financial statement schedule and related information which are responsive to Item 8 and Item 14 of Form 10-K.

Report of Ernst & Young LLP Independent Auditors ...................................................   14
Consolidated Balance Sheets at December 31, 1997 and 1996 ..........................................   15
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995 .........   16
Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995   17
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995 .........   18
Notes to Consolidated Financial Statements .........................................................   20

(ii) Schedule II - Valuation and Qualifying Accounts ...............................................   39

     All other schedules are omitted because they are not applicable or not required.

B.   REPORTS ON FORM 8-K
     During the three months ended December 31, 1997, the Company filed a Current Report on Form 8-K dated November 3, 1997. Under Item 2, the Company reported the acquisition of 100% of the outstanding common and preferred stock of Wireless Access, Inc., a California corporation.

C. The following exhibits are being filed herewith as a result of the restatement of the Company's audited financial statements:

          23        Consent of Ernst & Young LLP

          27 Financial Data Schedule for the year ended December 31, 1997. (Filed in electronic format only. Pursuant to Rule Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or
                    Section 18 of the Securities Exchange Act of 1934.)
----------
* The financial statements and schedule included herein supercede and replace the financial statements located on pages 25 through 47 and the supplemental financial schedule on page 53 of the Form 10-K.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

            Column A                  Column B            Column C            Column D      Column E
            --------                  --------            --------            --------      --------
                                                          Additions
                                                   ------------------------
                                     Balance at    Charged to    Charged to                Balance at
                                      Beginning     Costs and       Other                    End of
           Description                of Period      Expenses     Accounts    Deductions     Period
           -----------                ---------      --------     --------    ----------     ------
ACCOUNTS RECEIVABLE - ALLOWANCE
FOR DOUBTFUL ACCOUNTS :
   Year ended December 31, 1997         $4,527        $1,155       $1,192       $2,332       $4,542
   Year ended December 31, 1996          4,072           878            5          428        4,527
   Year ended December 31, 1995          3,148           505          483           64        4,072

NOTES RECEIVABLE - FAIR
MARKET VALUATION ALLOWANCE:
   Year ended December 31, 1997            322          ----         (318)         ---            4
   Year ended December 31, 1996            394           (73)         ---          ---          322
   Year ended December 31, 1995            442           (48)         ---          ---          394
NOTES RECEIVABLE - ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
    Year ended December 31, 1997           ---           120        3,918(1)       ---        4,038

VALUATION ALLOWANCE ON
   INVENTORIES:
   Year ended December 31, 1997          4,365         2,476        1,037        2,367        5,511
   Year ended December 31, 1996          4,705         1,904          ---        2,244        4,365
   Year ended December 31, 1995          3,153         2,270        (611)          107        4,705

--------------
(1) Includes amounts reclassified from previously established accrued liabilities and reserves and collected fee offsets.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1999.

                                              GLENAYRE TECHNOLOGIES, INC.


                                              By  /s/ Stanley Ciepcielinski
                                                  -------------------------
                                                  Stanley Ciepcielinski
                                                  EXECUTIVE VICE PRESIDENT,
                                                  CHIEF OPERATING OFFICER,CHIEF
                                                  FINANCIAL OFFICER (PRINCIPAL
                                                  FINANCIAL OFFICER) AND
                                                  DIRECTOR

                                                  /s/ Billy C. Layton
                                                  -------------------------
                                                  Billy C. Layton
                                                  VICE PRESIDENT, CONTROLLER AND
                                                  CHIEF ACCOUNTING OFFICER
                                                  (PRINCIPAL ACCOUNTING OFFICER)