Form 10-Q/A
period 1998-03-31
GLENAYRE TECHNOLOGIES INC
filed 1999-03-25
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________


                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                        98-0085742
            ----------------------------        ---------------------
            (State or Other                     (I.R.S. Employer
            Jurisdiction of                     Identification No.)
            Incorporation or
            Organization)

   5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA                 28209
   -----------------------------------------------                ------
     (Address of principal executive offices)                    Zip Code


                                 (704) 553-0038
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  -----------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
This Quarterly Report on Form 10-Q/A No. 1 amends the Items set forth below in the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (the "Form 10-Q").

                                            INDEX



Part I - Financial Information:

        Item 1.  Financial Statements
                                                                                          Page
                                                                                          ----
                 Independent Accountant's Review Report......................................3

                 Condensed Consolidated Balance Sheets as of
                    March 31, 1998 (Unaudited) and December 31, 1997.........................4

                 Condensed Consolidated Statements of Income for the
                    three months ended March 31, 1998 and 1997 (Unaudited)...................5

                 Condensed Consolidated Statement of Stockholders' Equity
                    for the three months ended March 31, 1998 (Unaudited)....................6

                 Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1998 and 1997 (Unaudited)...................7

                 Notes to Condensed Consolidated Financial Statements (Unaudited)............8

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................12


Part II - Other Information:

        Item 6.  Exhibits and Reports on Forms 8-K..........................................21

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

As discussed more fully in Note 1, the Company has modified the methods used to value acquired in-process technology recorded and written off in connection with the Company's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. and accordingly, has restated the consolidated financial statements for the year ended December 31, 1997 and the condensed consolidated financial statements for the three-month period ended March 31, 1998, to reflect this change.



                                                     Ernst & Young LLP

Charlotte, North Carolina
April 17, 1998, except for the
restatement related to acquired in-process technology referred to in Note 1, as to which the date is February 15, 1999.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)

                                                              March 31, 1998  December 31, 1997
                                                              --------------  -----------------
                                                                 (Unaudited)
ASSETS                                                           (Restated-     (Restated-
                                                                 See Note 1)     See Note 1)
Current Assets:
  Cash and cash equivalents...............................          $29,640         $21,076
  Accounts receivable, net................................          147,509         152,231
  Notes receivable........................................            6,611           8,684
  Inventories.............................................           41,578          49,302
  Deferred income taxes...................................           14,098          13,943
  Prepaid expenses and other current assets...............            7,936           6,810
                                                                  ---------        --------
    Total current assets..................................          247,372         252,046
Notes receivable, net.....................................           40,637          53,050
Property, plant and equipment, net........................          107,092         103,641
Goodwill..................................................          159,937         164,080
Deferred income taxes.....................................              933           1,088
Other assets.............................................            15,749          16,256
                                                                   --------        --------
                                                                   $571,720        $590,161
TOTAL ASSETS..............................................         ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable........................................          $19,932         $27,133
  Accrued liabilities.....................................           49,749          61,358
  Other current liabilities...............................              295           2,101
                                                                   --------           -----
    Total current liabilities.............................           69,976          90,592
Other liabilities.........................................            6,774           7,210
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    Authorized, no shares issued and outstanding..........              ---             ---
  Common stock, $.02 par value; authorized: 200,000,000
    shares; outstanding: March 31, 1998 - 61,139,025 shares;
    December 31, 1997 - 60,650,761 shares.................            1,223           1,213
  Contributed capital.....................................          336,195         333,715
  Retained earnings.......................................          157,552         157,431
                                                                    -------         -------
    Total stockholders' equity............................          494,970         492,359
                                                                   --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................         $571,720        $590,161
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                        March 31,

                                                                 1998                1997
                                                                -----                ----
                                                              (Restated-
                                                               See Note 1)
NET SALES ............................................        $94,533               $105,771
                                                            ---------           ------------
COSTS AND EXPENSES:
    Cost of sales.....................................         45,764                 50,550
    Selling, general and administrative expense.......         25,313                 23,444
    Research and development expense..................         14,193                  8,649
    Depreciation and amortization expense.............          9,377                  4,535
                                                          -----------           ------------
        Total Costs and Expenses......................         94,647                 87,178
                                                          -----------           ------------
INCOME (LOSS) FROM OPERATIONS.........................          (114)                 18,593
                                                          -----------           ------------

OTHER INCOME (EXPENSES):
    Interest income...................................          2,357                  2,161
    Interest expense..................................           (166)                   (14)
    Other, net........................................            (96)                    71
                                                          -----------           ------------
        Total Other Income (Expenses), net............          2,095                  2,218
                                                          -----------           ------------

INCOME BEFORE INCOME TAXES............................          1,981                 20,811
PROVISION FOR INCOME TAXES............................          1,860                  7,365
                                                          -----------           ------------
NET INCOME............................................           $121                $13,446
                                                          ===========           ============

NET INCOME PER WEIGHTED AVERAGE
  COMMON SHARE........................................       $   0.00              $    0.22
                                                          ===========           ============

NET INCOME PER COMMON SHARE -
    ASSUMING DILUTION.................................       $   0.00              $    0.22
                                                          ===========           ============


                   See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                              (DOLLARS AND SHARES IN THOUSANDS)
                                        (UNAUDITED)

                                   (Restated - See Note 1)


                                                                                          Total
                                     Common Stock         Contributed    Retained     Stockholders'
                                  Shares      Amount        Capital       Earnings       Equity
                                  --------    --------    ------------    ----------   ------------
Balances, December 31, 1997......  60,651      $1,213        $333,715     $157,431       $492,359

Net Income.......................                                               121           121

Stock options exercised..........     488          10           1,639                       1,649

Tax benefit of stock options
   Exercised.....................                                 841                         841
                                                                  ---                         ---
                                   ------      ------        --------      --------      --------
Balances, March 31, 1998.......    61,139      $1,223        $336,195      $157,552      $494,970
                                   ======      ======        ========      ========      ========


                   See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                         (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                ---------------------------------
                                                                   1998                 1997
                                                                ------------        -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..                         $17,814               $6,384
                                                                    -------               ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment..........           (8,410)              (5,639)
      Proceeds from sale of equipment.....................              149                   24
      Maturities of short-term investments................              ---               53,661
      Purchases of short-term investments.................              ---              (24,223)
      Payments for business acquisition, net of cash acquired           ---               (1,122)
            Net cash provided by (used in) investing                -------               ------
              activities..................................           (8,261)              22,701
                                                                    -------               ------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities........................           (2,638)                (926)
       Issuance of common stock...........................            1,649                   88
                                                                    -------               ------
            Net cash used in financing activities.........             (989)                (838)
                                                                    -------               ------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................            8,564               28,247
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD...........................................           21,076               53,785
                                                                    -------               ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............          $29,640              $82,032
                                                                    =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest.............................................            $  99                $  20


     Income taxes.........................................            1,909                1,072


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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A No. 1.

1. RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO ACQUIRED IN-PROCESS TECHNOLOGY

During the fourth quarter 1998 and first quarter 1999, the Company and the Staff of the Securities and Exchange Commission ("Staff") had communication with respect to the methods used to value acquired in-process technology recorded and written off at the date of acquisition. As a result, the Company has modified the methods used to value acquired in-process technology in connection with the Company's 1997 acquisitions of Open Development Corporation ("ODC") and Wireless Access, Inc. ("WAI"). Initial calculations of value of the acquired in-process technology were based on the cost required to complete each project, the after-tax cash flows attributable to each project, and the selection of an appropriate rate of return to reflect the risk associated with the stage of completion of each project. Revised calculations of the value of the acquired in-process technology are based on adjusted after-tax cash flows that give explicit consideration to the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the AICPA, and the Staff's comments to the Company to consider (i) the stage of completion of the in-process technology at the dates of acquisition, (ii) complexity of the work completed to date, (iii) the difficulty of completing development within a period of time, (iv) technological uncertainties and (v) the estimated total project costs of the in-process research and development in arriving at the valuation amount. As a result of this modification the Company has decreased the amount of the purchase price allocated to acquired in-process technology in the ODC acquisition from $44.3 million to $16.4 million and in the WAI acquisition from $80.9 million to $22.3 million. As a result, the Company increased goodwill by $87.7 million.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


SUMMARY OF EFFECTS OF RESTATEMENTS. The effects of the restatement related to acquired in-process technology resulted in the following impact on the Company's results of operations for the three months ended March 31, 1998 and its financial position at March 31, 1998.
                                           Three Months
                                                ended
                                           March 31, 1998
                                           ------------------
Net income:
   As previously reported...........             $3,166
   Adjustment*.......................            (3,045)
   As restated........................              121

Net income per weighted average common share:
   As previously reported............              0.05
   Adjustment*........................            (0.05)
   As restated.........................            0.00

Net income per common share -
assuming dilution:
   As previously reported............              0.05
   Adjustment*.......................             (0.05)
   As restated..........................           0.00

Financial Position
Goodwill:                                       March 31, 1998        December 31, 1997
                                                --------------        -----------------
   As previously reported............              $77,514                 $78,568
   Adjustment*........................              82,423                  85,512
   As restated...........................          159,937                 164,080

Other Assets:
   As previously reported............               16,874                  17,425
   Adjustment*........................              (1,125)                 (1,169)
   As restated...........................           15,749                  16,256

Retained Earnings:
   As previously reported............               76,254                  73,088
   Adjustment*........................              81,298                  84,343
   As restated...........................          157,552                 157,431

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


2.    INVENTORIES

                                            March 31,       December 31,
Inventories consist of:                         1998              1997
                                           -------------     --------------

Raw materials.........................           $23,440          $25,970
Work-in-process.......................             8,748           10,813
Finished goods........................             9,390           12,519
                                                 -------          -------
                                                 $41,578          $49,302
                                                 =======          =======

3.    GOODWILL

         Goodwill is shown net of accumulated amortization of $22.2 million and $18.0 million at March 31, 1998 and December 31, 1997, respectively.

4.    INCOME TAXES

      The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                  1998         1997
                                                 --------    ----------

Income tax provision at U.S. statutory rate..        $693        $7,284
Reduction in valuation allowance.............         ---          (241)
Foreign taxes at rates other than U.S.
   statutory rate............................        (175)
                                                                   (560)
State taxes (net of federal benefit).........        (195)          479
U.S. Research and Experimentation Credits             (84)          ---
Non-deductible goodwill amortization.........       1,621           403
                                                  -------      --------

Income tax provision.........................      $1,860        $7,365
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


(B) INCOME PER COMMON SHARE

      The following table sets forth the computation of income per share:

                                                                   1998               1997
                                                              -------------        ----------
                                                                (Restated-
                                                                See Note1)
    Numerator:
        Net income........................................            $121           $13,446

    Denominator:
        Denominator for basic income per share -
          weighted average shares.........................          60,906            60,159

        Effect of dilutive securities:
          stock options...................................           2,364             1,744
                                                                    ------            ------

        Denominator for diluted income per share-adjusted
          weighted average shares and assumed conversions.          63,270            61,903
                                                                    ======            ======

    Net income per weighted average common share..........           $0.00             $0.22
                                                                     =====             =====

    Net income per common share - assuming dilution.......           $0.00             $0.22
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

Glenayre acquired three companies in the year ended December 31, 1997. In November 1997, the Company acquired Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices. Glenayre acquired Open Development Corporation ("ODC"), a developer of database management products including applications for calling cards in October 1997. In January 1997, the Company acquired CNET, Inc., a developer of software including network management tools. The operating results of the three acquired companies are included in the consolidated results of Glenayre since the acquisition dates.

The ODC and WAI acquisitions were accounted for under the purchase method of accounting and, as a result, the Company has recorded the assets and liabilities of these businesses at their estimated fair values, with the excess of the purchase price over these amounts being recorded as goodwill. In connection with the allocation of purchase price for ODC and WAI, valuations of all identified intangible assets of ODC and WAI were made. The intangible assets of these businesses included in-process technology projects, among other assets, which were related to research and development that had not reached technological feasibility and for which there was no alternative future use. The amounts allocated to purchased research and development for ODC and WAI were based on adjusted after-tax cash flows and were determined through established valuation techniques in the high-tech communications industry. Pursuant to applicable accounting pronouncements, the amounts of the purchase price allocated to these projects were expensed. In previously issued financial statements, the Company recorded charges for acquired in-process technology of $125.2 million in 1997 in connection with the acquisition of ODC and WAI. After communication with the Staff of the Securities and Exchange Commission (the "Staff"), the Company has reduced the amount of the charges for acquired in-process technology to $38.7 million in 1997 giving explicit consideration to the Staff's views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants. These reductions have been reallocated to goodwill and the Company's consolidated financial statements have been restated to reflect such adjustments as described below and in Note 1 of the Notes to Condensed Consolidated Financial Statements. See "ACQUIRED IN-PROCESS TECHNOLOGY."

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1998               1997
                                                   ------------    -----------
Net sales.......................................    100.0%            100.0%
Cost of sales...................................     48.4              47.8
                                                     ----              ----
    Gross profit ...............................     51.6              52.2
Operating expenses:
    Selling, general and administrative.........     26.8              22.1
    Research and development....................     15.0               8.2
    Depreciation and amortization...............      9.9               4.3
                                                      ---               ---
        Total operating expenses................     51.7              34.6
                                                     ----              ----
Income (loss) from operations ..................     (0.1)             17.6
Interest, net...................................      2.3               2.0
Other, net......................................     (0.1)              0.1
                                                     -----              ---
Income before income taxes......................      2.1              19.7
Provision for income taxes......................      2.0               7.0
                                                      ---               ---
Net income......................................      0.1%             12.7%
                                                      ====             ====

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:
                                              Three Months Ended March 31,
                                                 1998              1997
                                             ------------       -----------
(IN THOUSANDS)

Paging products ..........................      $72,144           $83,497
Mobile and fixed network products ........       16,135            13,475
Microwave communication...................        6,254             8,799
                                                -------          --------
                                                $94,533          $105,771
                                                =======          ========
(PERCENTAGE OF NET SALES)

Paging products ..........................           76%               79%
Mobile and fixed network products ........           17                13
Microwave communication...................            7                 8
                                                    ---               ---
                                                    100%              100%
                                                    ===               ===

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NET SALES. Net sales for the three months ended March 31, 1998 decreased 11% to $94.5 million as compared to $105.8 million for the three months ended March 31, 1997. International sales (sales outside the United States) were $44.6 million for the three months ended March 31, 1998 as compared to $48.8 million for the three months ended March 31, 1997 and accounted for 47% and 46% of net sales for the 1998 and 1997 periods, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $9.4 million for the three months ended March 31, 1998 compared to $4.5 million for the three months ended March 31, 1997. The increase in depreciation and amortization expense was due to significant fixed and intangible asset purchases subsequent to first quarter 1997 and the amortization of goodwill and intangible assets related to the WAI and ODC acquisitions. See "ACQUIRED IN-PROCESS TECHNOLOGY."

INTEREST INCOME, NET. Interest income, net was $2.2 million and $2.1 million for the three-month periods ended March 31, 1998 and 1997, respectively. Interest earned on higher balances in customer notes receivable offset the decline in short-term investment balances. The Company expects that the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

level of interest income, net in 1998 will vary in accordance with the level of secured debt financing commitments used by Glenayre's customers.

PROVISION FOR INCOME TAXES. The effective tax rates for the three months ended March 31, 1998 and 1997 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) nondeductible goodwill amortization, (ii) the utilization of the Company's net operating losses ("NOLs"), (iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1998 compared to 1997 is primarily the result of an increase in nondeductible goodwill amortization as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109. These adjustments are due primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Company's Condensed Consolidated Financial Statements.

ACQUIRED IN-PROCESS TECHNOLOGY

In connection with the 1997 purchases of Wireless Access, Inc. ("WAI") and Open Development Corporation ("ODC"), the Company made allocations of the purchase price to acquired in-process technology. These amounts were expensed on the respective acquisition dates of the acquired businesses because the acquired in-process technology had not yet reached technological feasibility and had no future alternative uses. In previously issued financial statements, the Company recorded charges for acquired in-process technology of $125.2 million in 1997 in connection with the WAI and ODC acquisitions. Subsequent to these charges, the Staff of the Securities and Exchange Commission ("Staff") issued a letter to the American Institute of Certified Public Accountants dated September 15, 1998 ("AICPA Letter") stating certain Staff views on in-process research and development. Additionally, the Staff, in its review of the Form 10-K for the year ended December 31, 1997 filed by the Company in March 1998, commented on the valuation of the in-process research and development costs for the WAI and ODC acquisitions. After consideration of the views of the Staff set forth in the AICPA Letter and communication with the Staff, the Company requested a recalculation of the independent valuation analysis for the acquired in-process technology. As a result of the recalculation, the Company has reduced the amount of the charges for acquired in-process technology to $38.7 million in 1997 in connection with the WAI and ODC acquisitions. These reductions have been reallocated to goodwill to reflect such adjustments as set forth below. Since the respective dates of acquisition, the Company has used the acquired in-process technology to develop new advanced two-way messaging devices and a system platform for the prepaid wireless market, which have become part of the Company's suite of products. The nature of the efforts required to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing and testing activities that are necessary to establish that each product can be produced to meet its design requirements, including functions, features and technical performance requirements. There can be no assurance that commercial viability of these products will be achieved. Furthermore, future developments in the wireless communications industry, changes in other product and service offerings or other developments could cause the Company to alter or abandon these plans. Failure to complete the development of these projects in their entirety, or in a timely manner, could have a material adverse impact on the Company's operating results, financial condition and results of operations.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

Major assumptions used in valuing the acquired in-process technology included:
               Revenue: Significant growth percentage increases in each of years 1998 and 1999 due to the early life-cycle stage of two-way messaging in the market place, a decline in absolute revenue dollars in year 2000 and an insignificant amount of sales in year 2001 with sales ceasing as more advanced devices introduced by Glenayre replace the AccessMate and AccessLink-II;

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

The Company estimates the WAI in-process project, which was completed in the second quarter of 1998, was approximately 60% complete at the date of the WAI acquisition. The project consisted of the development of two new paging devices.

               AccessMate. This product is an entry-level two-way wireless data messaging device. Utilizing a newly developed integrated circuit chipset technology, the Company is able to decrease the size of its devices while

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

               reducing the consumer price and power consumption. The AccessMate allows a service provider to offer guaranteed message receipt by storing and resending a message when the recipient's device is turned off or out of the service area.

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

The actual 1998 revenue and profit margin results related to the valued WAI in-process technology were significantly lower than projections used which significantly impacted the Company's 1998 results. The lower results were primarily related to start up delays in the production of the devices and performance design issues. The Company anticipates that revenues and profit margins in 1999 for the AccessMate and the AccessLink-II will be significantly lower than that estimated for use in the valuation projections at the date of the WAI acquisition primarily as a result of lower market expectations for such devices.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

INCOME TAX MATTERS. In 1997 and recent years, the Company had a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards established prior to 1988. These tax loss carryforwards were available to shelter U.S. taxable income generated by the Company. Under the Company's operating and business structure, the majority of the worldwide taxable income was earned in the United States. Therefore, the Company's actual cash outlay for income taxes in 1997 and recent years was limited to U.S. alternative minimum tax and foreign and state income taxes. The remainder of prior NOLs were utilized in 1997.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

As of March 31, 1998, the Company has U.S. net operating loss carryforwards ("NOLs") aggregating $34 million related to 1997 acquisitions of CNET, ODC, and WAI. However, the ability to utilize the acquired NOLs to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 1998 or future periods. Additionally, the percentage of worldwide income taxable in international jurisdictions may increase in the future. As a result, the Company expects that its cash tax rate will be significantly higher in 1998 compared to 1997 and prior years.

The Company has recorded a deferred tax asset of $15 million, net of a valuation allowance of $19 million, at March 31, 1998, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, as amended by Form 10K/A No. 1, Summary Annual Report to Stockholders, Form 10-Q's and Form 8-K's and other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-Q/A relating to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 to this Form 10-Q as originally filed.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION


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

               Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995. (Previously filed)

                (b)     Reports on Form 8-K

                        None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Glenayre Technologies, Inc.
                                                --------------------------------
                                                       (Registrant)




                                                 /s/ Stanley Ciepcielinski
                                                --------------------------------
                                                Stanley Ciepcielinski
                                                Executive Vice President,
                                                Chief Operating Officer, and
                                                Chief Financial Officer
                                                (Principal Financial Officer)





                                                /s/ Billy C. Layton
                                                --------------------------------
                                                Billy C. Layton
                                                Vice President, Controller and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)


Date:  March 25, 1999