Form 10-Q/A
period 1998-06-30
GLENAYRE TECHNOLOGIES INC
filed 1999-03-25
CIK 808918

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1


                    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended     JUNE 30, 1998
                                                       ---------------------

                    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                       ---------      ----------

                                Commission File Number  0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     DELAWARE                          98-0085742
            ----------------------------        ---------------------
            (State or Other Jurisdiction of        (I.R.S. Employer
            Incorporation or Organization)        Identification No.)



       5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA                     28209
      -----------------------------------------------                  ---------
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


--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


This Quarterly Report on Form 10-Q/A No. 1 amends the Items set forth below in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1998 ("the Form 10-Q").

                                      INDEX



Part I - Financial Information:

        Item 1.  Financial Statements
                                                                                          Page

                 Independent Accountant's Review Report......................................3

                 Condensed Consolidated Balance Sheets as of
                    June 30, 1998 (Unaudited) and December 31, 1997..........................4

                 Condensed Consolidated Statements of Operations for the
                    three months ended June 30, 1998 and 1997 (Unaudited)....................5

                 Condensed Consolidated Statements of Operations for the
                     six months ended June 30, 1998 and 1997 (Unaudited).....................6

                 Condensed Consolidated Statement of Stockholders' Equity
                    for the six months ended June 30, 1998 (Unaudited).......................7

                 Condensed Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1998 and 1997 (Unaudited)......................8

                 Notes to Condensed Consolidated Financial Statements (Unaudited)............9

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................13


Part II - Other Information:

        Item 6.  Exhibits and Reports on Forms 8-K..........................................22



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

As discussed more fully in Note 1, the Company has modified the methods used to value acquired in-process technology recorded and written off in connection with the Company's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. and accordingly, has restated the consolidated financial statements for the year ended December 31, 1997, and the condensed consolidated financial statements for the three-month period and six-month period ended June 30, 1998 to reflect this change.

                                                               Ernst & Young LLP

Charlotte, North Carolina
July 16, 1998, except for the restatement related to acquired in-process technology referred to in Note 1, as to which the date is February 15, 1999.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                           June 30, 1998      December 31, 1997
                                                          ----------------   --------------------
                                                            (Unaudited)
                                                            (Restated-             (Restated-
                                                            See Note 1)            See Note 1)
ASSETS
Current Assets:
    Cash and cash equivalents..........................           $21,430                $21,076
    Accounts receivable, net...........................           145,679                152,231
    Notes receivable...................................             6,514                  8,684
    Inventories........................................            50,176                 49,302
    Deferred income taxes..............................            14,098                 13,943
    Prepaid expenses and other current assets..........             8,604                  6,810
                                                                ---------              ---------
         Total current assets..........................           246,501                252,046
Notes receivable, net..................................            51,218                 53,050
Property, plant and equipment, net.....................           109,647                103,641
Goodwill...............................................           155,707                164,080
Deferred income taxes..................................               933                 1,088
Other assets...........................................            14,857                16,256
                                                                ---------              ---------
TOTAL ASSETS...........................................          $578,863               $590,161
                                                                =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
    Accounts payable...................................           $30,998                $27,133
    Accrued liabilities................................            45,631                 61,358
    Other current liabilities..........................               308                  2,101
                                                                ---------              ---------
         Total current liabilities.....................            76,937                 90,592
Other liabilities......................................             6,723                  7,210
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      Authorized, no shares issued and outstanding.....                --                     --

   Common stock, $.02 par value; authorized:
   200,000,000  Shares; outstanding: June 30, 1998 -
   61,812,767 Shares; December 31, 1997 - 60,650,761
   shares.............................................              1,232                  1,213
   Contributed capital.................................           339,424                333,715
   Retained earnings...................................           154,547                157,431
                                                                ---------              ---------
      Total stockholders' equity.......................           495,203                492,359
                                                                ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............          $578,863               $590,161
                                                                =========              =========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         June 30,
                                                          ---------------------------------------
                                                                1998                  1997
                                                          ------------------    -----------------
                                                             (Restated-
                                                             See Note 1)


NET SALES..............................................             $81,881             $110,172
                                                                  ---------            ---------
COSTS AND EXPENSES:
      Cost of sales....................................              40,255               50,571
      Selling, general and administrative expense......              24,229               24,513
      Research and development expense.................              11,864                9,369
      Depreciation and amortization expense............              10,060                4,750
                                                                  ---------            ---------

            Total Costs and Expenses...................              86,408               89,203
                                                                  ---------            ---------
INCOME (LOSS) FROM OPERATIONS..........................             (4,527)               20,969
                                                                  ---------            ---------

OTHER INCOME (EXPENSES):
       Interest income.................................               1,859                2,882
       Interest expense................................                (79)                  (21)
      Other, net.......................................               (215)                 (814)
                                                                  ---------            ---------
             Total Other Income (Expenses), net........               1,565                2,047
                                                                  ---------            ---------

INCOME (LOSS) BEFORE INCOME TAXES......................             (2,962)               23,016
PROVISION FOR INCOME TAXES.............................                  43                8,056
                                                                  ---------            ---------
NET INCOME (LOSS)......................................            $(3,005)             $ 14,960
                                                                  =========            =========


NET INCOME (LOSS) PER WEIGHTED AVERAGE
COMMON SHARE...........................................            $ (0.05)               $ 0.25
                                                                  =========            =========
NET INCOME (LOSS) PER COMMON SHARE -
ASSUMING DILUTION......................................            $ (0.05)               $ 0.24
                                                                  =========            =========


                   See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

0

                                                                     Six Months Ended
                                                                         June 30,
                                                          ---------------------------------------
                                                                1998                  1997
                                                          ------------------    -----------------
                                                             (Restated-
                                                             See Note 1)

NET SALES..............................................            $176,414             $215,943
                                                                   --------             --------
COSTS AND EXPENSES:
      Cost of sales....................................              86,019              101,121
      Selling, general and administrative expense......              49,542               47,957
      Research and development expense.................              26,057               18,018
      Depreciation and amortization expense............              19,437                9,285
                                                                   --------             --------
            Total Costs and Expenses...................             181,055              176,381
                                                                   --------             --------
INCOME (LOSS) FROM OPERATIONS..........................             (4,641)               39,562
                                                                   --------             --------

OTHER INCOME (EXPENSES):
       Interest income.................................               4,216                5,043
       Interest expense................................               (245)                  (35)
      Other, net.......................................               (311)                 (743)
                                                                   --------             --------
             Total Other Income (Expenses), net........               3,660                4,265
                                                                   --------             --------
INCOME (LOSS) BEFORE INCOME TAXES......................               (981)               43,827
PROVISION FOR INCOME TAXES.............................               1,903               15,421
                                                                   --------             --------
NET INCOME (LOSS)......................................           $ (2,884)             $ 28,406
                                                                  =========             ========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
COMMON SHARE...........................................           $  (0.05)             $   0.47
                                                                  =========             =========

NET INCOME (LOSS) PER COMMON SHARE -
ASSUMING DILUTION......................................           $  (0.05)                $ 0.45
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

                            (Restated-See Note 1)


                                                                                           Total
                                     Common Stock         Contributed     Retained     Stockholders'
                                  Shares      Amount        Capital       Earnings           Equity
                                  --------    --------    ------------    ----------   ---------------

Balances, December 31, 1997....... 60,651      $1,213       $333,715      $157,431        $492,359

Net Loss..........................                                         (2,884)         (2,884)

Stock options exercised...........    932          19          4,505                         4,524

Tax benefit of stock options
   exercised......................                            1,204                         1,204
                                   ------      ------        --------      --------      ---------
Balances, June 30, 1998........    61,583      $1,232        $339,424      $154,547       $495,203
                                   ======      ======        ========      ========      =========


                   See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)




                                                                   Six Months Ended June 30,
                                                               ----------------------------------
                                                                   1998                 1997
                                                               -------------        -------------
                                                                 (Restated-
                                                                See Note 1)

NET CASH PROVIDED BY OPERATING ACTIVITIES..                         $14,767              $24,500
                                                                    -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment..........           (16,376)             (12,681)
      Proceeds from sale of equipment.....................              163                    38
      Maturities of short-term investments................              ---                73,084
      Purchases of short-term investments.................              ---               (58,480)
      Payments for business acquisition, net of cash acquired           ---                (1,122)
                                                                    -------               -------

            Net cash provided by (used in) investing
              activities..................................          (16,213)                 839
CASH FLOWS FROM FINANCING ACTIVITIES:                               -------              -------
      Changes in other liabilities........................           (2,724)                (980)
       Issuance of common stock...........................            4,524                1,196
                                                                    -------              -------
            Net cash provided by financing activities.....            1,800                  216
                                                                    -------              -------

NET INCREASE IN CASH AND CASH EQUIVALENTS.................              354               25,555
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD...........................................           21,076               53,785
                                                                    -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $21,430              $79,340
                                                                    =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest.............................................           $  119                $  49

     Income taxes.........................................            2,596                2,007


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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, as amended by Form 10-K/A No.1.


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


SUMMARY OF EFFECTS OF RESTATEMENTS. The effects of the restatement related to acquired in-process technology resulted in the following impact on the Company's results of operations for the three and six month periods ended June 30, 1998 and its financial position at June 30, 1998 and December 31, 1997.


                                                 Three Months        Six Months
                                                    Ended              Ended
                                                June 30, 1998      June 30, 1998
                                                -------------      -------------
Net income:
   As previously reported...........                   $ 77             $ 3,243
   Adjustment*.......................                (3,082)             (6,127)
   As restated........................               (3,005)             (2,884)

Net income per weighted average common share:
   As previously reported............                  0.00                0.05
   Adjustment*........................                (0.05)              (0.10)
   As restated.........................               (0.05)              (0.05)

Net income per common share - assuming
dilution:
   As previously reported............                   0.00               0.05
   Adjustment*.......................                  (0.05)             (0.10)
   As restated..........................               (0.05)             (0.05)

Financial Position
Goodwill:                                       June 30, 1998        December 31, 1997
                                                -------------        -----------------
   As previously reported............                $76,407            $78,568
   Adjustment*........................                79,300             85,512
   As restated...........................            155,707            164,080

Notes Receivable, net:
   As previously reported............                 39,551             53,050
   Reclassification*....................              11,667                ---
   As restated...........................             51,218             53,050

Other Assets:
   As previously reported............                 27,608             17,425
   Adjustment*........................                (1,084)            (1,169)
   Reclassification*...................              (11,667)               ---
   As restated...........................             14,857             16,256

Retained Earnings:
   As previously reported............                 76,331             73,088
   Adjustment*........................                78,216             84,343
   As restated...........................            154,547            157,431



*The adjustment results from the decrease in the value assigned to acquired in-process technology and the increased amortization of goodwill and other intangibles. A receivable previously included in Other Assets has been reclassified to non-current Notes Receivable in order to conform to the December 31, 1998 financial statement presentation.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



2.    INVENTORIES

                                              June 30,        December 31,
Inventories consist of:                         1998              1997
                                           -------------     --------------

Raw materials.........................           $28,106          $25,970
Work-in-process.......................            10,682           10,813
Finished goods...........................         11,388           12,519
                                                 -------          -------
                                                 $50,176          $49,302
                                                 =======          =======

3.    GOODWILL

Goodwill is shown net of accumulated amortization of $26.4 million and $18.0 million at June 30, 1998 and December 31, 1997, respectively.

4.    INCOME TAXES

The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                 ----------------------   ---------------------
                                                  1998          1997       1998         1997
                                                 --------      --------   --------    ---------

Income tax provision at U.S. statutory rate..    $(1,036)         $8,055    $(343)      $15,339
Reduction in valuation allowance.............        ---            (902)     ---        (1,145)
Foreign taxes at rates other than U.S.
   statutory rate............................        (197)           (72)    (372)         (630)

State taxes (net of federal benefit).........        (361)           560     (556)        1,039

U.S. Research and Experimentation Credits             ---            ---      (84)          ---
Non-deductible goodwill amortization.........       1,637            415    3,258           818
                                                  ------          ------    ------      -------
Income tax provision.........................        $43          $8,056    $1,903      $15,421
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


(B)  INCOME (LOSS) PER COMMON SHARE

      The following table sets forth the computation of income (loss) per share:


                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                        ----------------------    ------------------
                                                           1998         1997       1998      1997
                                                        ------------   --------   -------   --------
                                                        (Restated-              (Restated-
                                                        See Note 1)             See Note 1)


   Numerator:
       Net income (loss)..............................   $(3,005)     $14,960    $(2,884)  $28,406

   Denominator:
       Denominator for basic income (loss) per share -
         weighted average shares......................     61,332      60,216     61,120    60,187

   Effect of dilutive securities:
       stock options..................................       ---        2,489        ---     2,735
                                                          ------       ------     ------    ------

   Denominator for diluted income (loss) per
   share-adjusted weighted average shares and
   assumed conversions                                    61,332       62,705     61,120    62,922
                                                          ======       ======     ======    ======

   Net income (loss) per weighted average common share    $(0.05)       $0.25     $(0.05)    $0.47
                                                          =======       =====     =======    =====

   Net income (loss) per common share - assuming          $(0.05)       $0.24     $(0.05)    $0.45
                                                          =======       =====     =======    =====
   dilution


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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:





                                                  Three Months Ended        Six Months Ended
                                                       June 30,                 June 30,
                                                 ----------------------    --------------------
                                                   1998         1997        1998        1997
                                                 ---------     --------    --------    --------

Net sales.......................................    100.0%       100.0%      100.0%      100.0%
Cost of sales...................................     49.2         45.9        48.8        46.8
                                                   ------       ------      ------       -----
    Gross profit ...............................     50.8         54.1        51.2        53.2

Operating expenses:
    Selling, general and administrative.........     29.6         22.3        28.1        22.2
    Research and development....................     14.5          8.5        14.8         8.4
    Depreciation and amortization...............     12.3          4.3        11.0         4.3
                                                   ------       ------      ------       -----

        Total operating expenses................     56.4         35.1        53.9        34.9
                                                   ------        ------     ------       -----


Income (loss) from operations ..................     (5.6)        19.0        (2.6)       18.3

Interest, net...................................      2.2          2.6         2.3         2.3

Other, net......................................        *         (0.7)          *           *
                                                    ------       ------      ------       -----

Income (loss) before income taxes...............     (3.6)        20.9        (0.6)       20.3

Provision for income taxes......................        *          7.3         1.1         7.1
                                                    ------       ------      ------       -----
Net income (loss)...............................    (3.7)%        13.6%        1.6%       13.2%
                                                    ======       ======      ======       =====

 ...............
* less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:




                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                               -----------------------    --------------------
                                                 1998          1997        1998        1997
                                               ---------      --------    --------    --------
(IN THOUSANDS)

Paging products ..........................       $63,590       $81,744   $135,735    $165,152
Mobile and fixed network products ........        11,600        20,896     27,734      34,373
Microwave communication...................         6,691         7,532     12,945      16,418
                                               ---------      --------    --------    --------
                                                 $81,881      $110,172  $176,414     $215,943
                                               =========      ========  =========    ========
(PERCENTAGE OF NET SALES)

Paging products ..........................            78%            79%        77%         77%
Mobile and fixed network products ........            14             13         18          16
Microwave communication...................             8              8          5           7

                                                     100%           100%       100%        100%
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



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

The Company believes that overall revenues during the second half of 1998 may exceed the first six months of 1998 as a result of (i) indications that its United States customers are continuing to build out two-way paging systems, (ii) timing of scheduled orders in the current backlog and (iii) the expected deliveries of its new pager devices. This is a forward looking statement which is subject to the factors discussed in the cautionary statement attached as
Exhibit 99 to this Form 10-Q, as originally filed. There can be no assurance that the Company's sales levels or growth will remain at or exceed historical levels in any future period.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


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

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $10.1 million and $4.8 million for the three months ended June 30, 1998 and 1997, respectively, and $19.4 million and $9.3 million for the six months ended June 30, 1998 and 1997, respectively. The increases in expenses for the three-month and six-month periods is a result of (i) fixed asset purchases since June 30, 1997, (ii) fixed and intangible assets included in the fourth quarter 1997 acquisition of ODC and WAI and (iii) the new business system becoming operational in the second quarter 1998. See "ACQUIRED IN-PROCESS TECHNOLOGY".

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

PROVISION FOR INCOME TAXES. The effective tax rates for the three and six month periods ended June 30, 1998 and 1997 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) nondeductible goodwill amortization, (ii) the utilization of the Company's net operating losses ("NOLs"), (iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1998 compared to 1997 is primarily the result of an increase in nondeductible goodwill amortization as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109. These adjustments are due primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Company's Condensed Consolidated Financial Statements.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


               Selling,  General,  and  Administrative  expenses:   Expected  to
               remain constant as a percentage of revenue through the life of the products in order to sustain growth;

               Expense reductions/synergies: None were anticipated utilizing WAI as a standalone operation; and

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

               AccessMate. This product is an entry-level two-way wireless data-messaging device. Utilizing a newly developed integrated circuit chipset technology, the Company is able to decrease the size of its devices while reducing the consumer price and power consumption. The AccessMate allows a service provider to offer guaranteed message receipt by storing and re sending a message when the recipient's device is turned off or out of the service area.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


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

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At June 30, 1998, Glenayre's principal sources of liquidity included $21.4 million of cash and cash equivalents and a $50 million bank line of credit that expires in October 1998. Borrowings under the line of credit during the six months ended June 30, 1998 ranged from $5 million to $15 million with no borrowings as of June 30, 1998. Notes receivable, net, decreased to $57.7 million at June 30, 1998 compared to $61.7 million at year end 1997 due to a significant paydown by one customer partially offset by additional requests from customers for financing primarily related to the sales of paging and voice mail products. Approximately 71% of the gross notes receivable balance as of June 30, 1998 consists of receivables from one customer which has a limited operating history and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Accounts and accrued expenses in the aggregate at June 30, 1998 decreased from year end 1997 primarily due to (i) significant payroll related and sales commission payments, (ii) reduction in state income taxes payable, (iii) customer deposit applications and (iv) decrease in long-term project related accruals.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

The Company has recorded a deferred tax asset of $15 million, net of a valuation allowance of $19 million, at June 30, 1998, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, as amended by Form 10K/A No.1, Summary Annual Report to Stockholders, Form 10-Q's and Form 8-K's and other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

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