Form 10-Q/A
period 1998-09-30
GLENAYRE TECHNOLOGIES INC
filed 1999-03-25
CIK 808918

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-Q/A NO. 1


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended   SEPTEMBER 30, 1998
                                       -----------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ---------- to -----------

      Commission File Number 0-15761

      GLENAYRE TECHNOLOGIES, INC.
      ---------------------------------------------------------------
      (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                        98-0085742
      ----------------------------        ---------------------
      (State or Other                     (I.R.S. Employer
      Jurisdiction of                     Identification No.)
      Incorporation or
      Organization)

      5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA              28209
      -----------------------------------------------            -------
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

This Quarterly Report on Form 10-Q/A No. 1 amends the Items set forth below in the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (the "Form 10-Q").

                                      INDEX



Part I - Financial Information:

  Item 1.  Financial Statements
                                                                           Page

      Independent Accountant's Review Report.................................3

      Condensed Consolidated Balance Sheets as of
         September 30, 1998 (Unaudited) and December 31, 1997................4

      Condensed Consolidated Statements of Income for the
         three months ended September 30, 1998 and 1997 (Unaudited)..........5

      Condensed Consolidated Statements of Income for the
          nine months ended September 30, 1998 and 1997 (Unaudited)..........6

      Condensed Consolidated Statement of Stockholders' Equity
         for the nine months ended September 30, 1998 (Unaudited)............7

      Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 1998 and 1997 (Unaudited)...........8

      Notes to Condensed Consolidated Financial Statements (Unaudited).......9

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................13


Part II - Other Information:

  Item 6.  Exhibits and Reports on Forms 8-K................................23

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

As discussed more fully in Note 1, the Company has modified the methods used to value acquired in-process technology recorded and written off in connection with the Company's 1997 acquisition of Open Development Corporation and Wireless Access, Inc. and accordingly, has restated the consolidated financial statements for the year ended December 31, 1997, and the condensed consolidated financial statements for the three-month period and nine-month period ended September 30, 1998 to reflect this change.


                                                           Ernst & Young LLP

Charlotte, North Carolina
October 16, 1998, except for the
restatement related to acquired
in-process technology referred to in
Note 1, as to which the date is
February 15, 1999.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                           September 30, 1998      December 31, 1997
                                                         --------------------   --------------------
                                                               (Unaudited)
                                                                (Restated-             (Restated-
                                                               See Note 1)            See Note 1)
ASSETS
Current Assets:
    Cash and cash equivalents .............................       $ 17,213               $ 21,076
    Accounts receivable, net ..............................        163,601                152,231
    Notes receivable ......................................         10,659                  8,684
    Inventories ...........................................         48,736                 49,302
    Deferred income taxes .................................         14,022                 13,943
    Prepaid expenses and other current assets .............          7,275                  6,810
                                                                  --------               --------

         Total current assets .............................        261,506                252,046
Notes receivable, net .....................................         61,351                 53,050
Property, plant and equipment, net ........................        110,048                103,641
Goodwill ..................................................        151,487                164,080
Deferred income taxes .....................................            703                  1,088
Other assets ..............................................         14,211                 16,256
                                                                  --------               --------

TOTAL ASSETS ..............................................       $599,306               $590,161
                                                                  ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
    Accounts payable ......................................       $ 33,535               $ 27,133
    Accrued liabilities ...................................         51,552                 61,358
    Other current liabilities .............................            284                  2,101
                                                                  --------               --------
         Total current liabilities ........................         85,371                 90,592
Other liabilities .........................................          6,512                  7,210
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      Authorized, no shares issued and outstanding ........           --                     --
   Common stock, $.02 par value; authorized:
   200,000,000 shares; outstanding: September 30, 1998 -
   62,003,376 shares; December 31, 1997 - 60,650,761 shares          1,240                  1,213
   Contributed capital ....................................        343,101                333,715
   Retained earnings ......................................        163,082                157,431
                                                                  --------               --------
      Total stockholders' equity ..........................        507,423                492,359
                                                                  --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................       $599,306               $590,161
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         Three Months Ended
                                                                           September 30,
                                                               ---------------------------------------
                                                                     1998                  1997
                                                               ------------------    -----------------
                                                                 (Restated-
                                                                 See Note 1)

NET SALES..............................................            $126,689             $112,122
                                                                   --------             --------
COSTS AND EXPENSES:
      Cost of sales....................................              64,794               52,438
      Selling, general and administrative expense......              26,424               25,175
      Research and development expense.................              12,466               10,165
      Depreciation and amortization expense............              10,134                4,949
                                                                    -------             --------

            Total Costs and Expenses...................             113,818               92,727
                                                                    -------             --------
INCOME FROM OPERATIONS.................................              12,871               19,395
                                                                    -------             --------

OTHER INCOME (EXPENSES):
       Interest income.................................               2,328                3,164
       Interest expense................................                (170)                 (48)
      Other, net.......................................                  47                 (306)
                                                                    -------             --------

             Total Other Income (Expenses), net........               2,205                2,810
                                                                    -------             --------

INCOME BEFORE INCOME TAXES.............................              15,076               22,205
PROVISION FOR INCOME TAXES.............................               6,541                7,171
                                                                    -------             --------
NET INCOME.............................................             $ 8,535             $ 15,034
                                                                    =======             ========

NET INCOME PER WEIGHTED AVERAGE
  COMMON SHARE.........................................              $ 0.14               $ 0.25
                                                                     ======               ======
NET INCOME PER COMMON SHARE -
  ASSUMING DILUTION....................................              $ 0.13               $ 0.24
                                                                     ======               ======


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                       Nine Months Ended
                                                                          September 30,
                                                            ---------------------------------------
                                                                     1998                  1997
                                                            ------------------    -----------------
                                                                 (Restated-
                                                                 See Note 1)
NET SALES..............................................            $303,103             $328,065
                                                                   --------             --------
COSTS AND EXPENSES:
      Cost of sales....................................             150,813              153,559
      Selling, general and administrative expense......              75,966               73,132
      Research and development expense.................              38,523               28,183
      Depreciation and amortization expense............              29,571               14,234
                                                                    -------             --------
            Total Costs and Expenses...................             294,873              269,108
                                                                    -------             --------
INCOME FROM OPERATIONS.................................               8,230               58,957
                                                                    -------             --------

OTHER INCOME (EXPENSES):
       Interest income.................................               6,544                8,207
       Interest expense................................                (415)                 (83)
      Other, net.......................................                (264)              (1,049)
                                                                    -------             --------
             Total Other Income (Expenses), net........               5,865                7,075
                                                                    -------             --------

INCOME BEFORE INCOME TAXES.............................              14,095               66,032
PROVISION FOR INCOME TAXES.............................               8,444               22,592
                                                                    -------             --------
NET INCOME.............................................             $ 5,651             $ 43,440
                                                                    =======             ========

NET INCOME PER WEIGHTED AVERAGE
 COMMON SHARE..........................................              $ 0.09               $ 0.72
                                                                     ======               ======
NET INCOME PER COMMON SHARE -
 ASSUMING DILUTION.....................................              $ 0.09               $ 0.69
                                                                     ======               ======


                   See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)
                                  (UNAUDITED)

                             (Restated - See Note 1)

                                                                                           Total
                                     Common Stock         Contributed     Retained     Stockholders'
                                  Shares      Amount        Capital       Earnings         Equity
                                  --------    --------    ------------    ---------   -------------

Balances, December 31, 1997.....   60,651      $1,213        $333,715     $157,431       $492,359

Net Income......................                                             5,651          5,651

Stock options exercised.........    1,352          27           7,178                       7,205

Tax benefit of stock options
   exercised....................                                2,208                       2,208
                                    -----       ------       --------       -------         -----

Balances, September 30, 1998...    62,003      $1,240        $343,101      $163,082      $507,423
                                   ======      ======        ========      ========      ========


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                     1998                 1997
                                                                 ------------        -------------
                                                                  (Restated-
                                                                  See Note 1)
NET CASH PROVIDED BY OPERATING ACTIVITIES.................          $13,878              $23,856
                                                                    -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment..........           (22,312)             (20,475)
      Proceeds from sale of equipment.....................              161                   43
      Maturities of short-term investments................              ---              102,479
      Purchases of short-term investments.................              ---               (86,087)
      Payments for business acquisition, net of cash acquired           ---                (1,122)
                                                                    --------             ---------
            Net cash used in investing activities.........           (22,151)              (5,162)
                                                                    --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities........................            (2,795)              (1,026)
      Issuance of common stock............................             7,205                2,039
                                                                    --------             ---------
            Net cash provided by financing activities.....             4,410                1,013
                                                                    --------             ---------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS.........................................            (3,863)             19,707
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD...........................................           21,076               53,785
                                                                     ------               ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................          $17,213              $73,492
                                                                    =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest.............................................            $ 282                $  55
     Income taxes.........................................            3,921                5,083



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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997 as amended by Form 10-K/A No. 1.

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

SUMMARY OF EFFECTS OF RESTATEMENTS. The effects of the restatement related to acquired in-process technology resulted in the following impact on the Company's results of operations for the three and nine

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



month periods ended September 30, 1998 and its financial position at September 30, 1998 and December 31, 1997.


                                               Three Months                 Nine Months
                                                   Ended                       Ended
                                               September 30,               September 30,
                                                   1998                         1998
                                              -------------               --------------
Net income:
   As previously reported...........             $11,653                     $14,896
   Adjustment*.......................             (3,118)                     (9,245)
   As restated........................             8,535                       5,651

Net income per weighted average common share:
   As previously reported............               0.19                        0.24
   Adjustment*........................             (0.05)                      (0.15)
   As restated.........................             0.14                        0.09

Net income per common share - assuming dilution:
   As previously reported............               0.18                        0.23
   Adjustment*.......................              (0.05)                      (0.14)
   As restated..........................            0.13                        0.09

Financial Position
Goodwill:                                       September 30, 1998        December 31, 1997
                                                ------------------        -----------------
   As previously reported............              $75,345                      $78,568
   Adjustment*........................              76,142                       85,512
   As restated...........................          151,487                      164,080

Notes Receivable, net:
   As previously reported............               51,034                       53,050
   Reclassification*....................            10,317                          ---
   As restated...........................           61,351                       53,050

Other Assets:
   As previously reported............               25,572                       17,425
   Adjustment*........................              (1,044)                      (1,169)
   Reclassification*...................            (10,317)                         ---
   As restated...........................           14,211                        16,256

Retained Earnings:
   As previously reported............               87,984                        73,088
   Adjustment*........................              75,098                        84,343
   As restated...........................          163,082                       157,431


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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


2.    INVENTORIES

                                             September 30,     December 31,
Inventories consist of:                          1998              1997
                                            -------------     --------------

Raw materials.........................           $28,544          $25,970
Work-in-process.......................            10,894           10,813
Finished goods........................             9,298           12,519
                                                 -------          -------
                                                 $48,736          $49,302
                                                 =======          =======

3.    GOODWILL

         Goodwill is shown net of accumulated amortization of $30.6 million and $18.0 million at September 30, 1998 and December 31, 1997, respectively.

4.    INCOME TAXES

      The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                 ----------------------   ---------------------
                                                  1998          1997       1998         1997
                                                 --------      --------   --------    ---------

Income tax provision at U.S. statutory rate..      $5,276       $7,772     $4,933      $23,111
Reduction in valuation allowance.............         ---          ---       ---        (1,145)
Foreign taxes at rates other than U.S.
   statutory rate............................        (164)        (498)      (536)      (1,128)

State taxes (net of federal benefit).........         310          432       (246)       1,471
U.S. Research and Experimentation Credits....         ---         (953)       (84)        (953)

Foreign sales corporation benefit............        (740)         ---       (740)        ---
Non-deductible goodwill amortization.........       1,652          418      4,910        1,236

Other non-deductible ........................         207          ---        207         ---
                                                   ------         ------   -------     -------

Income tax provision.........................      $6,541         $7,171   $8,444      $22,592
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

      (B)  INCOME PER COMMON SHARE

      The following table sets forth the computation of income per share:


                                                      Three Months Ended            Nine Months Ended
                                                        September 30,                  September 30,
                                                    -----------------------        --------------------
                                                       1998         1997             1998        1997
                                                    ------------   --------        --------    --------
                                                     (Restated-                    (Restated-
                                                     See Note 1)                   See Note 1)
Numerator:
    Net income...................................        $8,535        $15,034        $5,651   $43,440

Denominator:
    Denominator for basic income per share -
      weighted average shares....................        61,926         60,378        61,393    60,252

Effect of dilutive securities:
    stock options................................         1,407          3,133         2,165     2,885
                                                        ------          ------        ------    ------

Denominator for diluted income per share-adjusted
    weighted average shares and assumed
      conversions................................       63,333          63,511        63,558    63,137
                                                        ======          ======        ======    ======

Net income per weighted average common share.....        $0.14          $0.25         $0.09     $0.72
                                                        ======          ======        ======    ======


Net income per common share - assuming dilution..        $0.13          $0.24         $0.09     $0.69
                                                        ======          ======        ======    ======

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:


                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                 ----------------------    --------------------
                                                   1998         1997        1998        1997
                                                 ----------    --------    --------    --------
Net sales......................................    100.0%       100.0%      100.0%      100.0%
Cost of sales..................................     51.1         46.8        49.8        46.8
    Gross profit...............................     48.9         53.2        50.2        53.2
Operating expenses:
    Selling, general and administrative.........    20.9         22.5        25.1        22.3
    Research and development....................     9.8          9.1        12.7         8.6
    Depreciation and amortization...............     8.0          4.4         9.8         4.3
                                                   -----        -----      ------     -------
        Total operating expenses................    38.7         36.0        47.5        35.2
                                                   -----        -----      ------     -------
Income from operations .........................    10.2         17.3         2.7        18.0
Interest, net...................................     1.7          2.8         2.0         2.5
Other, net......................................       *            *           *          *
                                                   -----        -----      ------     -------
Income before income taxes......................    11.9         19.8         4.7        20.1
Provision for income taxes......................     5.2          6.4         2.8         6.9
                                                   -----        -----      ------     -------
Net income......................................     6.7%        13.4%        1.9%       13.2%
                                                   ======       =====      ======     =======

----------
* less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                                 Three Months Ended        Nine Months Ended
                                                   September 30,             September 30,
                                               -----------------------    --------------------
                                                 1998          1997        1998        1997
                                               ---------      --------    --------    --------
(IN THOUSANDS)
Paging products ...........................    $92,652        $85,295     $228,386    $250,447
Mobile and fixed network products .........     24,836         19,436       52,571      53,809
Microwave communication....................      9,201          7,391       22,146      23,809
                                               -------        -------     --------    --------
                                              $126,689       $112,122     $303,103    $328,065
                                              ========       ========     ========    ========
(PERCENTAGE OF NET SALES)
Paging products ...........................        73%           76%           76%         77%
Mobile and fixed network products .........        20            17            17          16
Microwave communication....................         7             7             7           7
                                                  ---           ---           ---         ---
                                                  100%          100%         100%         100%
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $26.4 million and $25.2 million for the three-month periods ended September 30, 1998 and 1997, respectively and $76.0 million and $73.1 million for the nine-month periods ended September 30, 1998 and 1997, respectively. The changes are attributable to the inclusion of Open Development Corporation ("ODC") and WAI operating expenses since their dates of acquisition in the fourth quarter 1997 offset by lower expenses incurred, primarily related to consulting, employee incentive and commission plans and trade shows. Additionally, expenses for bad debt decreased due to the collection of a receivable in the second and third quarter that had been previously reserved and written off in a prior year offset by valuation adjustments related to notes receivable.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $10.1 million and $4.9 million for the three months ended September 30, 1998 and 1997, respectively, and $29.6 million and $14.2 million for the nine months ended September 30, 1998 and 1997, respectively. The increases in expenses for the three-month and nine-month periods are a result of (i) fixed asset purchases since September 30, 1997, (ii) fixed and intangible assets included in the fourth quarter 1997 acquisitions of ODC and WAI and (iii) the new operating business system becoming operational in the second quarter 1998. (See "ACQUIRED IN-PROCESS TECHNOLOGY").

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

PROVISION FOR INCOME TAXES. The effective tax rates for the three and nine month periods ended September 30, 1998 and 1997 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) nondeductible goodwill amortization, (ii) the utilization of the Company's net operating losses ("NOLs"), (iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1998 compared to 1997 is primarily the result of an increase in nondeductible goodwill amortization as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109. These adjustments are due primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 4 to the Company's Condensed Consolidated Financial Statements.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

(i) WAI

The in-process technology acquired in the November 1997 WAI acquisition consisted of one significant research and development project. The project's primary goals were focused on improving the technical features of two-way messaging devices while reducing their overall size. After acquiring WAI, the Company continued the development of this in-process project. At the time of the WAI acquisition, the Company assigned a value of $80.9 million to the WAI in-process technology with the assistance of an independent valuation prepared at such time. The recalculation described above indicated a value of $22.3 million. In arriving at this value, the Company considered the previously obtained independent appraisal, the Staff's views on in-process research and development as set forth in the AICPA Letter and the Staff's comments to the Company, including: (i) the stage of completion of the in-process technology at the date of acquisition, (ii) the complexity of the work completed to date,
(iii) the difficulty of completing development within a period of time, (iv) technological uncertainties and (v) the estimated total project costs of the in-process research and development in arriving at the valuation amount.

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

               Expense reductions/synergies: None were anticipated utilizing WAI as a stand alone operation; and

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

margins for 1999 for the SCE/SCP products will be significantly lower than that estimated for use in the valuation projections at the date of ODC acquisition.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1998, Glenayre's principal sources of liquidity included $17.2 million of cash and cash equivalents and a $50 million bank line of credit that expires October 30, 1998. The Company expects to renew the bank line of credit through October 1999. Borrowings under the line of credit during the three months and the nine months ended September 30, 1998 ranged from $5 million to $15 million with no borrowings as of September 30, 1998. Accounts receivable increased $11.3 million from year end 1997 due to extended payment terms offered to customers. Approximately 62% of the gross notes receivable balance of $77 million as of September 30, 1998 consists of receivables from one customer which has a limited operating history and is engaged in the buildout of a major two-way personal communications services network in the newly introduced market of advanced voice and text paging. Accounts payable increased at September 30, 1998 compared to December 31, 1997 primarily as a result of differences in payment cycles. Accrued expenses at September 30, 1998 decreased from year end 1997 primarily due to a reduction in (i) customer deposits, (ii) outside sales commissions accruals,
(iii) state income taxes payable, (iv) long-term project related accruals, and
(v) volume purchase discount accruals partially offset by an increase in payroll accruals.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, as amended by Form 10-K/A No. 1, Summary Annual Report to Stockholders, Form 10-Q's and Form 8-K's and other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

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



                                        Glenayre Technologies, Inc.
                                        --------------------------------
                                             (Registrant)




                                        /s/ Stanley Ciepcielinski
                                        --------------------------------
                                        Stanley Ciepcielinski
                                        Executive Vice President,
                                        Chief Operating Officer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)




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