Form 10-K405
period 1998-12-31
GLENAYRE TECHNOLOGIES INC
filed 1999-03-26
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                               For the fiscal year ended DECEMBER 31, 1998

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

          For the transition period from______________ to______________

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                     98-0085742
-------------------------------                      ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


5935 CARNEGIE BOULEVARD, CHARLOTTE, NORTH CAROLINA                  28209
--------------------------------------------------------------------------------
 (Address of principal executive offices)                          Zip Code

                                 (704) 553-0038
               --------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 5, 1999 was approximately $220 million. The number of shares of the Registrant's common stock outstanding on March 5, 1999 was 62,125,452.

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Document                                           Location in Form 10-K
      ---------                                           ---------------------
Proxy Statement for 1999 Annual Meeting of Stockholders          Part III

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

In December 1998, Glenayre sold its network management business which it had been operating since the acquisition of CNET, Inc. ("CNET") in January 1997. Under the terms of the sale agreement, the Company will receive proceeds from the sale only if certain future revenue milestones are met by the acquirer. These contingent amounts, which cannot exceed $1.0 million, will be recorded by the Company when they are received. At the time of sale, the network management business had net assets of approximately $5.2 million. A loss on disposal of $7.9 million was reported in income from operations before income taxes in connection with the sale for the year ended December 31, 1998. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale.

In October 1997, the Company acquired Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of database management platforms providing applications for calling cards and prepaid wireless markets. In the fourth quarter 1998, the Company announced plans to close the ODC Norwood facility and to integrate operating functions at other Glenayre facilities by March 1999. This decision was made in response to significantly lower than anticipated 1998 ODC product revenues than were projected at the date of acquisition. Manufacturing of the ODC products will be performed by Glenayre's Vancouver facility. Research and development functions along with administrative functions will be relocated to the Company's Atlanta facility.

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX"), which constitutes the Company's Western Multiplex Group, allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of March 1999, an acceptable purchase agreement has not been negotiated.
However, the Company expects to pursue divesting this business over time.


NARRATIVE DESCRIPTION OF BUSINESS

The Company's operating activities are currently focused in three marketing areas: paging products, mobile and fixed network products and microwave communication.

                                 PAGING PRODUCTS

Glenayre's Paging Products operations accounted for approximately 75%, 77% and 87% of net sales for 1998, 1997, and 1996, respectively and are sold into the one-way and two-way paging marketplace. Paging products include switches, transmitters, receivers, controllers and related software provided by the Company's Wireless Messaging Group ("WMG") and two-way paging devices since the acquisition of Wireless Access, Inc. ("WAI") in November 1997. Additionally, the Company's major service and support groups are included in WMG. Glenayre believes it has the leading market share in the United States and that it is a leading participant internationally in the paging switch, controller and transmitter market.

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

A paging system is comprised of four general elements: (i) the "Control Point",
(ii) the "Link Medium", (iii) the Paging Radio Frequency ("RF") Network, and
(iv) the End User Devices. Telephone calls for a subscriber are received (typically via the public service telephone network) by a paging switch located at the Control Point. The message (numeric or alphanumeric) is then forwarded to the Link Medium via a data network. The information is then forwarded to the Paging RF Network via means determined by the type of Link Medium deployed by the paging operator (examples include satellite distribution, RF terrestrial, wireline, microwave, etc.). This RF Network consists of a network of transmitter base stations and controllers. The message is reformatted and converted to a radio signal, which is then sent by the transmitters via antennae to the subscriber's pager ("End User Devices"). The transmitters manufactured by Glenayre are specifically designed to simulcast, which is the transmission of the same signal by two or more transmitters on the same channel frequency at the same time in an overlap area (a geographical region accessible by more than one transmitter). The Company's equipment exhibits exceptional accuracy in simulcasting performance, resulting in superior voice and data quality and coverage area, and in superior reliability and exactitude of message reception. The radio signal is received by the End User Device which causes the pager or personal messaging device to emit a beep, vibrate, or otherwise notify the subscriber that a message has been received and stored in the device. The device then provides the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message. This is typically termed "one-way" paging since the initiator does not receive notification of message received or any response from the target subscriber.

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

In addition, some two-way applications require a different type of transmitter base station. Glenayre introduced a new line of state-of-the-art, digital signal processing ("DSP") based linear transmitters in 1996. Since many of the two-way license holders are also one-way paging providers, the Company deemed it advisable to develop a field scalable RF product line which can be deployed in a low end (and lower price configuration) initially to support either one-way or two way applications, and grow (via field upgrade kits) as the provider's system migrates to two-way and adds subscribers. In addition, Glenayre has developed field kits which allow limited two-way operations with the Company's older RF base station equipment which allows limited entry into the two-way market for smaller service providers.

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

Glenayre's product offering to the two-way market includes a systems approach providing a migration path from its existing one-way paging product line. Glenayre offers its customers an end-to-end solution for two-way applications. The Company has developed new technology-based products with state-of-the-art architecture and technology which accommodates the advanced services expected to be available through two-way service offerings. This systems approach includes full product lines of radio frequency linear transmitters, advanced network controllers, the fixed receiver network (to receive messaging from the end-user), switch equipment, and network management tools.

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

Glenayre's GL-T9000 series of linear transmitters are designed to transmit both ReFLEX and InFLEXion two-way formats and are capable of transmitting other established protocols. The design of the GL-T9000 transmitter employs new and advanced techniques including DSP modulation and linearization. The GL-T9000 product line is scalable; with the T9000 a service provider can start at a low power level (supporting limited two-way applications and numbers of subscribers) and then later upgrade in the field to a higher power level as the provider enhances its services and increases its subscriber base. This minimizes initial investment while still allowing the service provider to grow as the subscriber base grows.

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

Competition in Glenayre's infrastructure equipment markets is based upon quality, product features, technical performance capabilities, service and price. While infrastructure equipment and systems of the type sold by Glenayre typically represent less than one-quarter of a paging service provider's total capital investment, such equipment and systems are nevertheless critical for the operation of the pager devices and the paging network. Glenayre believes that it compares favorably with its competitors due to its reputation for high-quality and technically superior products and service, its willingness and ability to support customer requests, and its ability to offer complete turnkey systems customized to specifications provided by the customer.

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


               The Company believes sales of its transmitter and controller products exceeded sales of such products by Motorola in each of the last three years. The Company believes, however, that Motorola remains a substantial competitor in the transmitter market. Other competitors in this market include smaller manufacturers that primarily serve small local paging service providers which represents a small segment of the total domestic infrastructure market.

o INTERNATIONAL. The Company believes that it is one of the leading participants in markets outside of the United States in the sale of paging switches, paging transmitters and controllers (based on the number of units sold). The Company believes that it sold the most paging switches outside of the United States during each of the last three years, exceeding sales by each of its two principal competitors in this market, Motorola and L M Ericsson Telephone Company ("Ericsson").

               The Company believes that the Company and Motorola have the largest and approximately equivalent shares of the international paging transmitter and controller market. Ericsson also is a significant competitor in this market with what the Company believes to be a substantially smaller share of the market than either of Glenayre or Motorola.



PAGING MESSAGING DEVICES:

Since November 1997, the Company has provided two-way paging devices through its subsidiary, Wireless Access, Inc. ("WAI") based in Santa Clara, California. WAI designs, develops and markets innovative, low-power, two-way wireless data messaging devices. The Company's products are based on Motorola's family of FLEX two-way paging protocols which the Company believes will become the industry's standard two-way wireless data messaging protocols. The two-way wireless data messaging capability of the Company's devices will allow service providers to reuse their RF spectrum and thereby offer expanded two-way alphanumeric wireless data messaging services to significantly more users than would be possible with a traditional one-way alphanumeric paging network.


ACCESSMATE(TM). The AccessMate allows wireless data messaging service providers to offer customers expanded alphanumeric wireless data messaging services at prices competitive with today's one-way paging service subscription prices. The AccessMate is an entry-level two-way wireless data messaging device that has all the functionality of today's alphanumeric pagers together with the ability to allow service providers to efficiently manage their network capacity through spectrum reuse. The AccessMate is approximately the same size as today's one-way alphanumeric pagers with a four-line LCD display and more than 30 days of battery life. The AccessMate allows a service provider to offer guaranteed message receipt by storing and re-sending a message when the recipient's device is turned off or out of the service area. AccessMate is Glenayre's first device which utilizes the Company's proprietary integrated chipset. The Company believes its integrated circuit chipset technology will enable the Company to decrease the size of its devices while simultaneously reducing the cost and power consumption of the devices.

ACCESSLINK-II (TM). The AccessLink-II allows wireless data messaging service providers to offer customers full two-way paging service capabilities in a device to be approximately the same size as today's one-way alphanumeric pagers with a four-line LCD display and more than 30 days of battery life. As with the AccessMate, the AccessLink-II allows a service provider to ensure guaranteed message receipt by storing and re-sending a message when the recipient's device is turned off or is out of the service area. In addition, the AccessLink-II provides users with the ability to create custom replies and to originate messages to another pager or to an e-mail address. The AccessLink-II also utilizes the Company's proprietary integrated chipset. The AccessMate and AccessLink-II are available for both the ReFlex-25 and the ReFlex-50 protocols and went into commercial production in 1998. Key AccessLink-II features include:


o MESSAGE ORIGINATION. The AccessLink-II allows a user to create and send custom messages from the device. A user is able to create a message by selecting letters displayed on the onscreen keyboard using an omni-directional keypad. In addition, a user can send a preprogrammed or user-created message to another AccessLink-II user, to an Internet e-mail user, to a one-way alphanumeric pager, to a dial-in system which uses synthesized voice technology to deliver a message or to a fax machine.

o INTERNET CONNECTIVITY. The AccessLink-II user can exchange messages with Internet e-mail users. AccessLink users can have an e-mail address defined by their service provider that allows them to receive e-mail messages across the Internet. In addition, AccessLink-II users can originate e-mail messages from the device and send them to any Internet e-mail user's address.

o EASE OF USE. The AccessLink-II's easy-to-manipulate omni-directional keypad and innovative user interface provide the user with an easy means of creating, storing and sending messages. All information is contained within folders, which can be opened and closed with the omni-directional keypad. The AccessLink-II's keypad can easily be operated one-handed and allows the user to scroll through the display and move the cursor to select options.

o COMPUTER CONNECTIVITY. The AccessLink-II provides a infra-red, IRDA compatible port for wireless connection to personal or palm top computers. Once connected to the computer with the appropriate applications software, a user can send and receive messages with the AccessLink-II acting as a wireless modem.

o HIGH-POWERED TRANSMITTER. The AccessLink-II transmits at power levels significantly above that of cellular phones. Achieving this high-power level is critical for creating and sending long, custom messages. The Company believes the AccessLink-II balances the need to generate a high level of transmit power with the need for extended battery life while utilizing a single AA battery.

INTEGRATED CIRCUIT ("IC") CHIPSETS. The Company has designed chipsets to contain substantially all of the two-way wireless data messaging circuitry, including circuitry which implements the appropriate two-way wireless data messaging protocol. The Company's design philosophy is that its devices improve as the Company increases the level of integration of the elements of its devices. The Company has invested in the design of a first in a series of IC chipsets whose goals are the continued reduction in size, cost and power consumption of its mobile devices. As a result of utilizing a highly integrated transceiver chipset, the Company believes its device design benefits through a reduction in the number of components required on the circuit boards, a reduction in the physical size of the mobile device, improved reliability and ruggedness of the mobile device, increased battery life, and improved testability and repeatability of the design.

COMPETITION. Motorola, the only other company that currently has a product that operates in a ReFlex based two-way wireless data messaging network, has historically dominated the market for paging devices, with sales of its products representing over 80% of sales of all paging devices. Motorola and other potential producers of devices for the two-way wireless data messaging market, such as Uniden, Sony and Casio, have longer operating histories, significantly greater financial, technological, management and marketing resources, greater name recognition and larger installed customer bases than Glenayre. In addition, each of these companies can devote greater resources to developing, marketing and selling their products than Glenayre and may be able to respond more quickly to new or emerging technologies and changes in customer needs. Additionally, paging-like services are being offered using alternative messaging technologies such as PCS. There can be no assurance that the Company will obtain market acceptance of its products in the face of competing technologies or be successful in introducing new products. The failure of Glenayre to compete effectively could result in lower prices, reduced margins or loss of market share, any of which could have an adverse effect on the Company.

Competition in the Company's End User Device markets is based upon quality, product features, technical performance, capabilities, service and price, in addition to battery life, size, ease of use, appearance, durability, and reliability. End User Devices represent a much more significant ratio (than infrastructure) of a paging provider's total capital investment.

MARKETING AND SALES, CUSTOMERS. The Company markets to paging carriers primarily in the United States through a direct sales force. To date, the Company's two-way and guaranteed message delivery device revenues have been primarily from Skytel, PageNet, and PageMart.

                        MOBILE AND FIXED NETWORK PRODUCTS

Mobile and fixed network products from the Company's Integrated Network Group accounted for approximately 17%, 16% and 6% of net sales for 1998, 1997 and 1996, respectively and is comprised of the Company's INTELLIGIS product line which includes the MVP System and the openMEDIA platform. By integrating these two platforms, the Company believes it will be in a strong position to serve both fixed and wireless service provider needs for revenue generation. The MVP System and the openMEDIA platform provide network operators with the enhanced services, prepaid wireless and calling card products needed to increase revenues from the current customer base and to acquire new subscribers. By combining these two platforms into a single product, the Company believes it will be able to offer a unique and powerful platform to help carriers reduce their operational costs and become more profitable.

MVP SYSTEM. Glenayre's MVP(R) Modular Voice Processing system is an enhanced services platform that enables cellular, PCS, wireline and paging network operators to offer their subscribers value-added services that enhance and complement their core communication products.

The MVP platform's flexibility allows service providers to choose the number and combination of enhanced services to offer, including voice, fax, and data messaging, short message service, automatic call return, continuous calling and

CONSTANT TOUCH(TM) Service, a single number service. With the MVP System, subscribers can place calls by using a telephone keypad or by using the subscriber's voice alone.

The MVP system's scaleable architecture provides service providers with an efficient growth path for their subscriber base. The MVP system can start out small and grow to handle over 1,000,000 subscribers. Additionally, the MVP platform interfaces into the myriad of trunk interfaces provided by central office switches, cellular switches, paging terminals, telephone answering systems and inter exchange carrier ("IXC") switches, even integrating into different telecommunication networks simultaneously. It also has the capability of integrating into various Intelligent Networks around the world.

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

A major development project for the MVP system over the next few years is speech recognition. Glenayre has developed a new voice dialing application allowing subscribers to place calls using only their voice. The subscriber speaks a name or telephone number and the MVP system places the call. Glenayre expects to develop additional speech recognition products, as well as incorporate speech recognition technology into the voice mailbox.

Additionally, Glenayre is developing products to take advantage of the benefit from the integration of fixed and wireless networks. This technology called Unified Messaging will give the MVP system the ability to incorporate voice, data, fax and e-mail, into a subscriber's mailbox. Unified Messaging will give service providers the ability to offer an integrated voice mailbox that combines the product offerings of the fixed and wireless network through Internet technology. With Unified Messaging, subscribers point and click on a graphical user interface to access their voice, data or other message types. This product is scheduled for general release in the third quarter of 1999.

The Company believes that by providing multiple voice and data applications on a single platform, the MVP system gives service providers a means to generate additional revenue and increase subscriber loyalty.

NETWORK MANAGEMENT SYSTEMS. During 1998, the Company began development of an Operational and Management Control System (OMC). OMC is an external system that monitors the MVP Systems and provides service providers with a sophisticated alarming, provisioning and statistical information relating to the performance of the MVP Systems in a carriers network. This system will enable wireless and wireline operators to continually evolve their businesses beyond the competition. The benefits that Glenayre customers enjoy are reduced costs, improved customer retention, enhanced technological leadership and improved time to market.

OPENMEDIA. Glenayre's openMEDIA Prepaid Wireless application offers a powerful feature set specifically designed for wireless operators throughout the world. The Prepaid Wireless application allows carriers the ability to offer their core wireless service in a network based prepaid offering. With Prepaid Wireless, carriers can sell their service offering before customers use it. This helps with fraud and allows carriers to tap into huge markets of new subscribers. The Company is developing new releases of its Prepaid Wireless application to include advanced features such as voice-activated "hands-free" dialing, inbound call screening, advanced cellular-to-cellular call rating, nationwide cellular roaming and Intelligent Network Solutions.


Glenayre's openMEDIA Platform is a client/server-based software platform from which multiple telecommunications applications can be run across shared network and database resources. The openMEDIA Platform provides an interface between telephony and computing resources, including switches, voice response units ("VRUs"), databases, billing systems and network management software. The platform facilitates the generation of call flows and insulates application developers from low-level programming of hardware components. openMEDIA's modular, client/server architecture permits the replacement and interchangeability of network hardware components and ensures the reusability of common software modules as Glenayre develops new applications. The openMEDIA Platform provides the following key features: rapid service creation, modularity, high volume and scalability, network connectivity and fast call setup, real-time call management, external interfaces and disaster recovery and reliability.

The Company sees an opportunity for a tight integration between the MVP System and the openMEDIA Platform. Development efforts include the IntelligisSP, which is a new platform that integrates the openMEDIA applications with the full suite of enhanced services offered on the MVP System. In addition, the Company is developing a new architecture for the openMEDIA applications. The architecture is called Service Creation Environment (SCE) and is intended to provide carriers with a much simpler interface to develop new applications and expand their service offering. The openMEDIA platform is also developing the protocols and signaling formats for the integration into various Intelligent Networks.

COMPETITION. For sales of MVP systems, the Company competes in the United States and internationally primarily with Centigram Communications Corporation, Comverse Technologies, Inc., Lucent/Octel Communications Corporation and Unisys Corporation.

For sales of Prepaid Wireless products and services, the Company competes in the United States and internationally primarily with Brite Voice Systems, Inc., Comverse Technologies, Inc. and Precision Systems, Inc.

MARKETING AND SALES. The Company markets to cellular, PCS, wireline, prepaid wireless and paging network operators primarily in the U.S. through a direct sales force. Glenayre has also entered into several Original Equipment Manufacturing ("OEM") agreements with companies that will market and distribute the Intelligis product line throughout the world.


                        MICROWAVE COMMUNICATION PRODUCTS

The Company's Western Multiplex Group designs, manufactures and markets products for use in point-to-point microwave communications systems which accounted for approximately 8%, 7% and 8% of net sales for 1998, 1997 and 1996, respectively. These products include the microwave radios themselves, both in analog and digital transmission formats, and analog baseband products. Glenayre also provides cellular and PCS operators with wireless cell site and base station interconnect infrastructure. The Company's products are sold to communications service providers, including cellular, specialized mobile radio ("SMR") and inter-exchange common carriers; industrial companies, including utilities, railroads and petroleum producers; federal, state and local governmental entities; and users of wireless data communications.

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

Sales to a single customer totaled approximately 10%, 11% and 15% of 1998, 1997 and 1996 net sales, respectively. An additional customer accounted for 12% of net sales in 1998. Although a single customer accounted for more than 10% of the Company's net sales in each of the prior three years, the dependence on any one customer is mitigated by the large number of entities in the Company's customer base. The amount of business with any customer in a reporting period is determined by the timing of the development and expansion of existing customers' and new customers' systems.


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

In an effort to better serve its international customers, Glenayre has established sales offices outside of the United States in various locations worldwide, including:

Manila, Philippines                                    Singapore
New Delhi, India                                       Toronto, Canada
Vancouver, Canada                                      Hong Kong
Mexico City, Mexico                                    Milton Keynes, England
Guangzhou, China                                       Beijing, China
Dubai, United Arab Emirates                            Amsterdam, Netherlands
Sao Paulo, Brazil                                      Taipei, Taiwan
Seoul, Korea                                           Shanghai, China
Tokyo, Japan

Glenayre has staffed each of these offices with either local or expatriate multilingual personnel. The Company expects to add new offices and personnel outside of the United States to meet the increasing demand for its products in international markets. See Note 9 to the Company's Consolidated Financial Statements for information relating to export sales.

As part of the Company's integrated marketing and sales efforts, Glenayre encourages and facilitates a philosophy of open communication between the Company and its customers. Toward that end, the Company often invites customer representatives to meet with Glenayre's engineers and marketing personnel to collaborate in the development of new and enhanced products.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. See Notes 3 and 13 to the Company's Consolidated Financial Statements.

INTERNATIONAL BUSINESS RISKS

Approximately 37% of 1998 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 1998 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Should the Company's level of international sales denominated in U.S. dollars decline, currency hedging transactions would be undertaken to mitigate its currency exchange fluctuation risk. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit.

RESEARCH AND DEVELOPMENT

The Company believes that a strong commitment to research and development is essential to the continued growth of its business. Glenayre has consistently developed innovative products and product improvements for the wireless personal communications services industry and has often been the first to bring such products to market. One of the key components of the Company's development strategy is the promotion of a close relationship between its product development staff, internally with Glenayre's manufacturing and marketing personnel, and externally with Glenayre's customers. Utilizing this strategy, Glenayre expects to develop and bring to market customer-driven products in a timely manner.

The Company has extensive expertise in the technologies required to develop wireless communications systems and products including digital signal processing ("DSP"), voice processing (both FM and linear), real-time software, networking and network management software, high-speed digital logic, high and low power radio frequency, protocol development, data network and system design. Additionally, the Company has a core competence in Application Specific Integrated Circuit (ASIC) development and implementation through its WAI subsidiary. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as new personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Glenayre to reduce the time for bringing new products to market.

The majority of the Company's research and development staff are engineers or computer science professionals. Glenayre's research and development efforts are located in its Vancouver, British Columbia, Canada; Sunnyvale, California; Atlanta, Georgia; and Santa Clara, California facilities. Total research and development costs for the Company were $52 million, $40 million and $29 million or 13%, 9% and 7% of net sales for 1998, 1997 and 1996, respectively. The Company devotes substantial resources to research and development in order to develop new products, improve existing products and support ongoing custom feature and enhancement development. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete.

NEW PRODUCTS AND UPGRADES. The principal new products and enhancements introduced by the Company in 1998 related to its Paging Products included the following: (i) Customer revenue features on the GL3000 switch including dial-out and enhanced meet-me as well as a rating engine to support prepaid billing for these services, (ii) full two-way support for ReFLEX25 networks including the GL3000 switch, GL3100 RF Director and the GL3200 Internet gateway, (iii) products to provide IP based linking between switches and base stations, (iv) GL3400 Call Analysis System for capturing call detail records, (v) multi-channel functionality on T9000 linear transmitters and (vi) ReFlex 50 version of the Access Link-II and ReFlex 25 and ReFlex 50 versions of the Access Mate devices providing two-way paging in a more compact size and utilizing the Company's proprietary integrated chipset.

The principal new products and enhancements introduced by the Integrated Network Group in 1998 included the following: (i) a new 4240 MVP system which allows for increased trunking and call capacity and is compliant with an industry recognized network equipment building system, (ii) web server and modifications to an existing fax platform to support the worldwide web server, (iii) a cellular messaging protocol to send messages and page notifications, (iv) additional software applications to support non-Glenayre voicemail systems, (v) a significant increase in MVP voice storage (message) capacity and (vi) enhancements to voice activated dialing.

Additionally, in 1998, the Company's Western Multiplex Group introduced: (i) several additions to the LYNXsc family of license-free spread spectrum digital radios, including 4E1 capacity at 5.8 GHz, and 2T1 at 2.4 GHz, (ii) Lynx.mini2, a new low cost fractional capacity platform covering 64 - 512 kbps operating at 2.4GHz, (iii) the full release of WM 6/45 licensed radio operating at 6GHz and providing a throughput capacity of 45Mbs, with Simple Network Management Protocol and internal IP router and (iv) a 4E1 capacity licensed radio operating at 1.5 GHz to be used for long range spur applications.


MANUFACTURING

Glenayre currently manufactures its Paging Products at Company facilities in Quincy, Illinois and Vancouver, British Columbia, Canada except for its two-way paging devices which are assembled by a third-party manufacturer. The Integrated Network Group's MVP System and openMedia Platform are manufactured at the Vancouver facility. Additionally, the Company's Western Multiplex Group manufactures its analog and digital microwave radios and accessories at its facility in Sunnyvale, California. The Company's manufacturing capabilities reside in assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors; mechanical materials such as cabinets in which the systems are built; and peripherals, including disk drives. The components and parts used in the Company's products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from one source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single sourced components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials may be experienced. Additionally, as necessary, the Company purchases sufficient quantities of certain components which have long-lead requirements in the world market. The Company performs standard procedures to test, tune and verify products prior to shipment to the customer.

The Company believes in setting high standards of quality throughout all its operations. The Company has certification to the ISO 9001 international standard for quality assurance in areas including design, manufacture, assembly and service for the Quincy, Illinois; Vancouver, British Columbia; Sunnyvale, California; and Atlanta, Georgia facilities. All two-way paging products are manufactured by Avex Electronics in Huntsville, Alabama. Avex is an ISO 9000, 9001 and 9002 certified contract manufacturer. ISO is a worldwide federation of national standards bodies which have united to develop internationally accepted quality systems standards so that customers and manufacturers have a system in place that provides a known quality. The standards set by ISO cover every facet of quality from management responsibility to service and delivery. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

The Company utilizes Materials Resource Planning ("MRP") systems for production planning in its manufacturing locations and state-of-the-art workstations for its engineering functions. During 1998, Glenayre implemented a new business operating system that links a significant portion of the Company's business functions. The Company's present facilities are believed to be adequate for current manufacturing needs.

PATENTS AND TRADEMARKS

The Company owns or licenses numerous patents used in its current operations. The Company believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis, and that the collective value of the intangible property of the Company is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although the Company attempts to protect its proprietary technology through a combination of trade secrets, patent law, non-disclosure agreements and technical measures, such protection may not preclude competitors from developing products with functionality features similar to the Company's products. The laws of certain foreign countries in which the Company sells or may sell its products, including South Korea, People's Republic of China, Taiwan, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States. Although the Company believes that its products and technology do not infringe on the proprietary rights of others, the Company is currently party to certain infringement claims, and there can be no assurance that third parties will not assert additional infringement claims against the Company in the future. If such litigation resulted in the Company's inability to use the technology, the Company might be required to expend substantial resources to develop alternative technology or to license the prior technology. There can be no assurance that the Company could successfully develop alternative technology or license the prior technology on commercially reasonable terms. The Company does not believe, however, that an adverse resolution of the pending claims would have a material adverse effect on the Company.

The Company considers its registered trademarks and servicemarks to be valuable assets. The Company protects these marks through registrations in the United States and various countries throughout the world. The Company's marks include "GLENAYRE ", the Glenayre logo, "CONSTANT TOUCH" AND "MVP".

BACKLOG

The Company's firm backlog at December 31, 1998 and 1997 was approximately $123 million and $139 million, respectively. In general, the Company expects to commence shipment of the orders in the backlog within six months of their respective backlog dates. Approximately 70% of orders on hand at December 31, 1998 are expected to be shipped during 1999. The orders not being shipped in 1999 are primarily due to the timing of delivery as requested by customers. This is a forward looking estimate which is subject to substantial change based on the timing of installation of systems by the Company's paging service provider customers and the market acceptance of personal communication products by the customers of such paging service providers.

GOVERNMENT REGULATION

Many of Glenayre's products operate on radio frequencies or connect to public telecommunications networks. Radio frequency and telecommunications network equipment is regulated in the United States and in many international markets. The Company generally must obtain regulatory approvals in connection with the manufacture and sale of its products, and by the service providers that operate the Company's products. There is no assurance that the Company and its customers will continue to be able to obtain appropriate regulatory approvals. The enactment by national, provincial, or local governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for the Company's products. However, the Company believes that global privatization and deregulation of telecommunications industries have increased demand for the Company's products. Such changes, while providing new opportunities, also complicate the administrative and technical procedures for placing products into these markets. In addition, the scope to which the Company's products are subject to regulation has increased. The Company has implemented programs to address the technical, administrative, and legal challenges of this dynamic global regulatory environment.

EMPLOYEES

At December 31, 1998, the Company and its subsidiaries employed approximately 2,200 persons. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:

                                Size        Owned            Lease
     Location             (Square  Feet)  or Leased     Expiration Date          Uses
     --------             --------------  ---------     ---------------          ----
Vancouver,                    233,291    142,244 owned                      Manufacturing,
  British Columbia                       91,047 leased      1999-2002       service, accounting,
                                                                            purchasing and
                                                                            training facilities,
                                                                            research and
                                                                            development.
Quincy, Illinois              162,356    154,256 owned                      Manufacturing,
                                          8,100 leased         2000         service, sales,
                                                                            accounting, purchasing
                                                                            and training
                                                                            facilities.
Sunnyvale, California          45,709           leased         2006         Manufacturing,
                                                                            service, sales,
                                                                            accounting,
                                                                            purchasing, research
                                                                            and development.
Santa Clara, California        51,200           leased         2000         Service, sales,
                                                                            accounting,
                                                                            purchasing, research
                                                                            and development,
                                                                            administration.
Atlanta, Georgia               75,000            owned                      Sales, service,
                                                                            research and
                                                                            development, and
                                                                            training facilities.
Charlotte, North               45,000            owned                      Corporate
Carolina                                                                    headquarters,
                                                                            marketing, accounting
                                                                            and finance, sales,
                                                                            service and
                                                                            training facilities.
Singapore                      42,000            owned                      Service, sales,
                                                                            accounting and
                                                                            training facilities.

In addition to its sales offices listed above, Glenayre also maintains sales offices throughout the United States and internationally. See "Business--Marketing and Sales." During the first quarter of 1999 Glenayre halted the construction in progress on a 110,000 square foot expansion of its Vancouver facilities. Revised plans to complete only a parking facility and a 16,000 square foot first level are currently being implemented. The total cost of this expansion is now expected to be approximately $11.7 million and will be completed during 1999. Approximately $6.3 million and $900,000 paid toward architecture, engineering and construction costs relating to the new expansion are included in capital expenditures for the years ended December 31, 1998 and 1997, respectively. Commitments of approximately $2.5 million relating to the termination of the construction contract are included in the estimated $4.5 million total costs to complete.


ITEM 3.  LEGAL PROCEEDINGS

On January 31, 1997 an amended class action complaint consolidating two lawsuits filed in the fourth quarter of 1996 (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors. The Complaint was dismissed in November 1997, but the plaintiffs were granted the right to amend and refile. An amended Complaint was refiled December 19, 1997 and dismissed on December 29, 1998 without the right to refile. The dismissal was appealed by the plaintiffs to the United States Court of Appeals for the Second Circuit on January 28, 1999. On February 20, 1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. As the derivative action is based on allegations that the class action has merit, it is likely to remain in suspension until the appeal is resolved. Additionally, the Company is currently involved in various other disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.

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

                                                                        Price Range of
                                                                        Common Stock
                                                                        ------------
                                                                      High          Low
                                                                      ----          ---
Year Ended December 31, 1998
  First Quarter..........................................         $14.250       $10.000
  Second Quarter.........................................          17.000        10.188
  Third Quarter..........................................          12.250         6.375
  Fourth Quarter.........................................           7.938         3.969

Year Ended December 31, 1997
  First Quarter..........................................         $23.125        $9.750
  Second Quarter.........................................          16.875         8.000
  Third Quarter..........................................          21.500        13.625
  Fourth Quarter.........................................          16.813         9.344

At March 5, 1999 there were approximately 2,200 holders of record of the Company's common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.


ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 1998 has been derived from the Company's audited Consolidated Financial Statements. The Company has been in the telecommunications equipment and related software business since November 10, 1992 and previously was engaged in the real estate development business and in oil and gas pipeline construction. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. The Company made three acquisitions in 1997:
(i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation ("ODC"), a developer of database management platforms providing applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices on November 3, 1997. The results of the acquired companies are included from the dates of acquisition by the Company. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.

(In thousands, except per share data)
                                                           Year Ended December  31,
                                                -------------------------------------------
                                                1998*       1997*   1996      1995     1994
                                                ----        ----    ----      ----     ----
OPERATING DATA:
  Net sales ..............................    $399,942   $451,679  $390,246 $321,404  $172,107
  Income (loss) before change in
     accounting principle and
     extraordinary item..................     (37,158)     34,794    70,444   76,448    33,095

  Discontinued operations.................         ---        ---       ---      ---       388
  Change in accounting principle .........         ---      (688)       ---      ---       ---
  Net income (loss) ......................    (39,770)      6,251    70,444   76,448    33,483
PER SHARE DATA
  Per Weighted Average Common Share:
  Income (loss) before accounting change
    and extraordinary items...............      (0.65)       0.11      1.16     1.31      0.60
  Net income (loss) ......................      (0.65)       0.10      1.16     1.31      0.61

  Per Common Share-Assuming Dilution:
  Income (loss) before accounting change
    and extraordinary items ..............      (0.65)       0.11      1.11     1.22      0.56
  Net income (loss) ......................      (0.65)       0.10      1.11     1.22      0.57

                                                                  At December  31,
                                                     --------------------------------------------------
                                                     1998       1997        1996         1995      1994
                                                     ----       ----        ----         ----      ----
BALANCE SHEET DATA:
   Working capital............................   $154,472    $161,454     $279,031     $223,487  $135,209
   Total assets...............................    561,795     590,161      521,210      447,580   284,961
   Long-term debt, including current portion..        823       3,747          879        2,147     2,019
   Stockholders' equity.......................    462,153     492,359      455,861      390,694   245,435

-------------------------------------
*The results for 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles related to the ODC acquisition and a $7.9 million loss on sale of the Company's network management business. The results for 1997 were impacted by a $38.7 million charge for purchased research and development related to the ODC and WAI acquisitions and a $5.2 million write-off of goodwill related to the CNET acquisition. See Note 1 to the Company's Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Glenayre designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communication systems throughout the world specifically focused in three primary marketing areas: (i) paging products including infrastructure equipment from the Wireless Messaging Group ("WMG") and Wireless Access two-way paging devices, (ii) mobile and fixed network products from the Integrated Network Group ("ING") including voice mail systems and database management systems and (iii) microwave communications products from the Western Multiplex Group.

Glenayre acquired three companies in the year ended December 31, 1997. In November 1997, the Company acquired Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices. Glenayre acquired Open Development Corporation, a developer of database management systems providing applications for calling cards in October 1997. In December 1998, the Company wrote off goodwill and other intangibles related to the October 1997 acquisition of ODC. In January 1997, the Company acquired CNET, Inc., a developer of software including network management tools. In December 1998, the Company sold this network management business. The operating results of the three acquired companies are included in the consolidated results of Glenayre since the acquisition dates. In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX"), allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of March 1999, an acceptable purchase agreement had not been negotiated. However, the Company expects to pursue divesting this business over time.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                           Year Ended December 31
                                                         -----------------------------
                                                            1998    1997     1996
                                                          -------  -------  ------
Net sales                                                    100%     100%    100%
Cost of sales                                                 53       48      46
                                                          ------  -------   -----
    Gross profit                                              47       52      54
Operating expenses
    Selling, general and administrative                       27       22      21
    Research and development                                  13        9       7
    Charge for purchased research and development           --          9    --
    Depreciation and amortization                             10        5       4
    Write-off of goodwill and other intangibles                7        1    --
    Loss on sale of business                                   2     --      --
                                                          ------  -------   -----
Total operating expenses                                      59       46      32
                                                          ------  -------   -----
Operating income (loss)                                      (11)       6      22
Interest, net                                                  2        2       3
Other, net                                                     *        *       *
                                                         ------- -------- -------
Income (loss) before income taxes and accounting change .     (9)       8      25
Provision for income taxes                                     1        6       7
                                                          ------  -------   -----
Income (loss) before accounting change                       (10)       2      18
Accounting change (net of income tax benefit)               --          *    --
                                                          ------  -------   -----
Net income (loss)                                            (10)%      1%     18%
                                                          ======   ======   =====

-------------------
*less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:


                                        Year Ended December 31,
                                   ---------------------------------
                                      1998        1997        1996
                                    --------    --------    --------
(DOLLARS IN THOUSANDS)
Paging products                     $299,315    $348,789    $337,091
Mobile and fixed network products     67,724      70,619      24,911
Microwave communication               32,903      32,271      28,244
                                    --------    --------    --------
                                    $399,942    $451,679    $390,246
                                    ========    ========    ========

(PERCENTAGE OF NET SALES)
Paging products                           75%         77%         87%
Mobile and fixed network products         17          16           6
Microwave communication                    8           7           7
                                    --------    --------    --------
                                         100%        100%        100%
                                    ========    ========    ========

YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

NET SALES. Net sales for 1998 decreased 11% to $399.9 million as compared to $451.7 million in 1997, which increased 16% from $390.2 million in 1996. International sales decreased to $148.2 million in 1998 as compared to $227.2 million in 1997 and $154.3 million in 1996 and accounted for 37%, 50%, and 40% of net sales for 1998, 1997, and 1996, respectively.

The decrease in sales for 1998 as compared to 1997 resulted primarily from a decrease in deliveries of the Company's paging infrastructure and MVP product to the Pacific Rim market caused by currency destabilization in certain Asian countries. This decrease is being partially offset by the inclusion of a full year of revenues of WAI and ODC products.

The increase in the Company's 1997 net sales compared to 1996 was primarily due to the increased delivery of Glenayre's MVP products to both the domestic and international markets. The 1997 implementation of a more aggressive international strategy helped reverse the significant decrease in the MVP product line growth rate experienced in 1996.

The Company expects shipments to be slow in the first half of 1999, but are expected to increase in the last half of 1999. This is a forward looking statement which is subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-K. There can be no assurance that the Company's sales levels or growth will remain at or exceed historical levels in any future period.

GROSS PROFIT. Gross profit was 47% in 1998 compared to 52% in 1997 and 54% in 1996. The declines in gross profit percentages in 1998 and 1997 were primarily due to a lower sales volume of paging switch infrastructure equipment and the inclusion of two-way paging device sales and ODC sales which realize lower margins. Additionally, the Company's paging device manufacturer incurred significant charges for rework on the Company's paging devices in the fourth quarter of 1998 and experienced product start up problems in the second quarter of 1998. The Company believes it has implemented solutions to these pager device issues and anticipates it will increase pager device production yields in the first half of 1999.

The Company anticipates its gross profit percentage to be approximately 50% 1999. However, Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold, and (iii) increases in material costs and other components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $107.2 million, $100.6 million, and $80.4 million for 1998, 1997, and 1996, respectively. The increase for 1998 as compared to 1997 was primarily due to restructuring expenses incurred in 1998 for cost reduction activities related to the global reduction of the Company's workforce (see Note 8 of the Company's Consolidated Financial Statements) and the inclusion of CNET, ODC, and WAI operating expenses since their dates of acquisition in 1997. These expenses in 1998 are partially offset by a reduction in employee incentive, bonus and sales commission expenses. The increase in 1997 versus 1996 was due primarily to the addition of sales, marketing, technical support and administrative personnel and general increases in employee costs and purchased services.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses increased to $52.0 million in 1998 compared to $40.4 million in 1997 and $29.0 million in 1996. The 1998 increase was primarily due to (i) restructuring expenses incurred in the first quarter of 1998 for severance and other employee related costs associated with streamlining the Company's paging infrastructure research and development workforce, and (ii) facility exit costs and employee related costs incurred in the fourth quarter of 1998 for the relocation and integration of the ODC facility to the Company's Atlanta facility (see Note 8 to the Company's Consolidated Financial Statements). The 1998 and 1997 increases were also impacted by the research and development activities of CNET, ODC, and WAI since their dates of acquisition in 1997. These increases were partially offset by a decrease in the Company's use of temporary contract service engineers as well as lower employee incentive and bonus expenses incurred in 1998. The Company relies on its research and development programs related to new products and the improvement of existing products for growth in net sales. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 13% in 1998 from 9% in 1997 and 7% in 1996. Glenayre expects spending for research and development in 1999 to decrease as a percentage of net sales to approximately 10% to 11% with absolute dollars changing in relation to net sales reflecting the Company's continued focus on the development and timely introduction of new products.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs of $38.7 million were expensed in 1997. These costs include $16.4 million and $22.3 million for the purchase of technology under development associated with ODC's database management products and with WAI's two-way paging device expertise, respectively. The ODC acquisition provides the technology for Glenayre to further strengthen its position as a worldwide provider in the enhanced service platform market. The WAI acquisition gives Glenayre the expertise in advanced pagers and integrated circuit design to offer some of the most advanced, complete paging systems available.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased to $40.1 million in 1998 compared to $22.4 million in 1997 and $13.5 million in 1996. The Company spent $29.9 million, $32.9 million and $43.0 million in 1998, 1997, and 1996, respectively, in order to provide the equipment and capacity necessary to meet the growth of its business. Additionally, goodwill and other intangibles acquired through the businesses purchased amounted to $113.2 million in 1997. The increases in depreciation and amortization expense were due to these significant fixed and intangible asset purchases. Glenayre anticipates equipment purchases in 1999 to be approximately $25 million and is expected to increase depreciation expense in 1999 compared to 1998. Glenayre anticipates amortization expense for 1999 to be lower than 1998 (see "Write-off of Goodwill and Other Intangibles").

WRITE-OFF OF GOODWILL AND OTHER INTANGIBLES. In 1998, the Company wrote off $25.3 million of goodwill and $1.4 million of other intangibles related to its acquisition of ODC, a total of $26.7 million, compared to the 1997 write-off of $5.2 million of goodwill related to its acquisition of CNET.

At the time of the acquisition in the fourth quarter 1997, ODC targeted three principal markets, including prepaid wireless, prepaid wireline, and postpaid calling to deliver its platform products for database management by telephony network operators. Operating projections utilized in establishing the negotiated purchase price of the ODC business included expected revenue from all three of these markets. Throughout 1998, the Company attempted to capitalize on the accessibility of all three of these markets as part of the integration of the ODC business. However, the Company's attempts to deliver the ODC products into the prepaid wireline and postpaid calling markets were not productive. In the fourth quarter 1998, after incurring significant operating losses from the ODC business, management decided to focus on the prepaid wireless market. Management made this strategic change away from the prepaid wireline and postpaid calling markets due to the following reasons which were not readily apparent during the acquisition process: (i) an insufficent internal resource knowledge base related to these markets to compete at a reasonable operating profit level; (ii) due to a high level of vendor specific customization, the data management products in these markets require more capital and manpower resources than anticipated to develop, deploy and maintain; (iii) the business environment is more aligned to system integration rather than standardized product offerings; and (iv) the channels of distribution are weak. Management believes that its future concentration related to ODC products should continue to be primarily in the prepaid wireless market due to (i) Glenayre's core knowledge base established in the wireless market; (ii) distribution channels are in place; and (iii) this market allows for a standardized product and support. Given this strategic change, the Company anticipates that the future forecasted results for the ODC products will be significantly less than had been anticipated at the time of the Company's acquisition of ODC. As a result of this strategic change, the ODC operating facility is being closed in March 1999 with research and development and administrative functions relocating to the Company's Atlanta facility. ODC's products will be manufactured at Glenayre's Vancouver facility. After making these changes, the Company evaluated the ongoing value of the noncurrent assets of ODC. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of $30.9 million were impaired and wrote them down by $26.7 million to their fair value. Fair value was based on estimated future discounted cash flows to be generated by ODC.

In the first quarter 1997, the Company acquired CNET, a developer of network management systems for the global wireless communications industry. During 1997, revenue goals projected during the acquisition process were not achieved and significant operating losses were incurred. In the fourth quarter of 1997, Company management identified significant adverse changes in the market size for CNET's existing products. These changes were primarily due to fewer than anticipated end uses of a network management tool and significant on-going development costs of radio frequency propagation software. Due to the above changes, the Company revised its projections in the fourth quarter of 1997 and determined that its projected results would not fully support the future amortization of the goodwill balance. In accordance with the Company's policy, management assessed the recoverability of goodwill using an undiscounted cash flow projection based on the remaining amortization period of six years. Based on this projection, the cumulative undiscounted cash flow over the remaining amortization period was insufficient to fully recover the CNET goodwill balance of $8.1 million. At December 31, 1997, the Company wrote off the short-fall of $5.2 million. (See LOSS ON SALE OF BUSINESS below.)

The write-off of ODC goodwill and other intangibles will reduce amortization expense in 1999 as compared to 1998 by approximately $4.9 million. The write-off in 1997 reduced the CNET goodwill amortization expense in 1998 as compared to 1997 by approximately $850,000.

LOSS ON SALE OF BUSINESS. In December 1998, Glenayre sold its network management business which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. See Note 1 to the Company's Consolidated Financial Statements.

INTEREST INCOME, NET. Interest income, net decreased to $8.2 million in 1998 compared to $10.4 million in 1997 and $9.7 million in 1996. The decrease in 1998 compared to 1997 was primarily due to a decrease in cash and cash equivalents partially offset by higher average balances in customer notes receivable. The increase in 1997 compared to 1996 was primarily due to higher balances in notes receivable along with higher average interest rates earned. The Company expects that the level of interest income, net in 1999 will vary in accordance with the level of secured debt financing commitments exercised by Glenayre's customers.

OTHER, NET. The decrease in expense for 1998 as compared to 1997 was primarily due to expenses recorded in 1997 related to a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies. Additionally, in 1997, the significant decline in relation to the U.S. dollar of currencies of certain countries, including Canada, Singapore and Taiwan, created unrealized translation expense as a result of the remeasurement of the net assets of the Company's foreign operations from the local denominated currency to the functional currency for consolidation. The translation loss or gain recorded was not significant in 1998 but is expected to vary in 1999 depending on the amount of net assets in a foreign country and exchange rate fluctuations.

PROVISION FOR INCOME TAXES. The 1998 effective tax rate differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to the nondeductible goodwill amortization and the write-off of ODC goodwill. The difference between the 1997 and 1996 effective tax rates and the combined federal and state statutory tax rate is primarily the result of (i) the utilization of the Company's net operating losses ("NOLs"), (ii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iii) the application of Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision.. The difference between the effective tax rates in each of the years is primarily the result of an increase in nondeductible goodwill amortization as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109. These adjustments are primarily due to revisions during each year to the estimated future taxable income during the Company's loss carryforward period. See Note 7 to the Company's Consolidated Financial Statements.

Glenayre had a significantly lower book tax rate as compared with the statutory tax rate in 1996 as a result of reductions in the valuation allowance attributable to the Company's NOLs established prior to 1988 ("prior NOLs"). The prior NOLs had a balance of $70 million as of December 31, 1996 and were fully utilized during 1997. At December 31, 1998, the Company had approximately $33 million of NOLs related to companies acquired during 1997 ("acquired NOLs"). However, due to certain restrictions limiting the Company's future use of the acquired NOLs, the potential benefit of the acquired NOLs has been fully reserved.

The book tax rate is expected to increase to approximately 43% in 1999 due to the increase in nondeductible goodwill amortization. However, the actual book tax rate may be different from the Company's estimate due to various issues including (i) future tax legislation, (ii) the changes in the amount of international business by the Company, (iii) the utilization of U.S. Research and Development tax credits, (iv) changes in federal, state or international tax rates, (v) the availability of foreign sales corporation benefits and (vi) the actual utilization of the acquired NOLs.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company changed its accounting policy in 1997 pursuant to Emerging Issues Task Force No. 97-13 ("EITF No. 97-13") for the project to implement a new business operating system that Glenayre began in 1996 and completed in the second quarter of 1998. Previously all direct costs relating to the project were capitalized, including the portion related to business process reengineering. In accordance with EITF No. 97-13, the unamortized balance of these reengineering costs as of November 1997 of approximately $1.1 million, or $688,000 after tax benefit was written off.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1998, Glenayre's principal sources of liquidity included $12.3 million of cash and cash equivalents and a $50 million bank line of credit that expires in October 1999. There were borrowings under the line of credit ranging from $1 to $29 million in 1998. However, no borrowings were outstanding as of December 31, 1998. The decrease in cash and cash equivalents of $8.8 million for 1998 is principally due to the purchases of plant and equipment amounting to $29.9 million, offset by $16.5 million of funds provided by operations. The cash provided by operating activities was primarily due to net income (before certain non-cash charges including depreciation and amortization, the write-off of goodwill and other intangibles and the loss on sale of the network management business) offset by significant increases in notes receivable. Additionally, the decrease in cash is being partially offset by cash received from the issuance of common stock (or the result of stock option exercises) of $7.4 million. Notes receivable increased $20.1 million for 1998 due to additional requests from customers for financing primarily related to the sales of paging and voice mail products. Approximately 78% of the notes receivable balance as of December 31, 1998 consists of receivables from three customers. One customer, who accounts for $48.2 million, has a limited operating history, is highly leveraged and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. This customer's ability to complete its network buildout and continue ongoing operations is dependent on continued financing support from its vendors and financial institutions and its ability to access other capital markets. As of December 31, 1998, the principal due dates of the amounts owing from this customer range from March 2000 to December 2002. Deferred income taxes increased $6.6 million primarily due to research and development credit carrryforwards and temporary differences.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. No shares were repurchased under this program in 1997 or 1998. Additionally, in 1996, the Company began the implementation of a new operating business system. This business system became fully operational by the second quarter of 1998; $3.5 million of costs were incurred and capitalized in 1998 related to this implementation.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents and bank line of credit for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1998, the Company had agreements to finance and arrange financing for approximately $73 million of paging and voice mail products. Further, at December 31, 1998, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

During 1997 Glenayre began the construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. The total cost of the expansion was expected to be approximately $19.0 million and was to be paid throughout the construction period in 1998 and 1999. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at an estimated total cost of $11.7 million Approximately $900,000 and $6.3 million paid toward architecture, engineering and construction costs related to the new expansion are included in capital expenditures for the year ended December 31, 1997 and 1998, respectively. Commitments of approximately $2.5 million relating to the termination of the construction contract are included in the estimated $4.5 million total costs to complete.

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

INCOME TAX MATTERS. For 1998, Glenayre's actual cash outlay for taxes was limited to U.S. alternative minimum tax and foreign and state income taxes primarily due to the availability of foreign sales corporation benefits and the utilization of research and development tax credits. In 1997 and prior years, the Company had a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards established prior to 1988. These tax loss carryforwards were available to shelter U.S. taxable income generated by the Company. Therefore, the Company's actual cash outlay for income taxes in 1997 and prior years was limited to U.S. alternative minimum tax and foreign and state income taxes. The remainder of prior NOLs were utilized in 1997.

As described in Note 7 to the Company's Consolidated Financial Statements, the Company at December 31, 1998 had U.S. NOLs aggregating $33 million related to 1997 acquisitions of ODC and WAI. However, the ability to utilize the acquired NOLs to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 1999 or future periods. Additionally, as the volume of international sales grows, the percentage of worldwide income taxable in international jurisdictions may increase in the future. As a result, the cash tax rate may be significantly higher in 1999 compared to 1998 and recent years.

The Company has recorded a deferred tax asset of $21 million, net of a valuation allowance of $16 million, at December 31, 1998, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.


YEAR 2000 COMPLIANCE. Until recently, computer programs were generally written using two digits rather than four to define the applicable year. Accordingly, such programs may be unable to distinguish properly between the Year 1900 and Year 2000. This could result in system failures or data corruption for the Company, its customers or suppliers which could cause disruptions of operations, including, among other things, a temporary inability to process transactions or engage in business activities or to receive information, services, raw materials and supplies, or payment from suppliers, customers or business partners or any other companies with which the Company conducts business.

The Company has developed a comprehensive plan intended to address Year 2000 issues. As part of the plan, the Company has selected a team to identify, evaluate and implement remediation efforts aimed at making the Company's information technology, non-information technology systems and products Year 2000 ready prior to December 31, 1999. During 1998, the team completed its assessment of the Company's information technology, non-technology systems, and products and established milestones and detailed plans so that the Company's research programs, products and internal infrastructure are reviewed and the necessary changes made.

The Company's information technology remediation efforts related to internal operating systems is complete for the Charlotte, Quincy, Vancouver and Atlanta facilities. The Company's efforts in 1999 will consist of remediation efforts at WAI, which are anticipated to be completed in the second quarter of 1999. The Company has also prioritized and completed the significant steps of its non-information technology systems plan. The Company's remaining remediation efforts relate to non-information technology systems and products which are expected to be completed during fiscal 1999. If the Company's remaining remediation efforts are not completed on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations and customers.

Based upon the remediation efforts completed, the Company does not believe a formal contingency plan will be required. Individual locations or business units will develop informal contingency plans in the event that they do not expect to be fully Year 2000 compliant within the current time estimates. To date, the cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures as of December 31, 1998 to remediate the Company's Year 2000 issues, inclusive of its ongoing systems initiatives is approximately $200,000 and is related primarily to product Year 2000 readiness assessments and minor infrastructure upgrades. 1999 expenditures are not expected to exceed $500,000. The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

The Company is also communicating with its significant suppliers, customers and business partners to coordinate Year 2000 conversion efforts. Currently, the Company is unaware of any material exposures or contingencies in regards to these parties. However, the Company cannot reasonably estimate the potential impact on its financial position, results of operations or cash flows in the event these parties do not become Year 2000 compliant on a timely basis.

INFLATION. For the three fiscal years ended December 31, 1998, the Company does not believe inflation has had a material effect on its results of operations.


FACTORS AFFECTING FUTURE OPERATING RESULTS

This Form 10-K, the Company's Annual Report to Stockholders, any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

Although certain cautionary statements have been made in this Form 10-K relating to factors which may affect future operating results, a more detailed discussion of these factors is set forth in Exhibit 99 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 1998, 1997 and 1996 and for each of the three years in the period ended December 31, 1998, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i) Financial Statements:


                                                                                            Page
                                                                                            ----
Report of Ernst & Young LLP Independent Auditors ........................................... 25
Consolidated Balance Sheets at December 31, 1998 and 1997 .................................. 26
Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 . 27
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
  1997 and 1996 ............................................................................ 28
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 . 29
Notes to Consolidated Financial Statements ................................................. 31

(ii)  Supplemental Schedules:

  (For the years ended December 31, 1998, 1997 and 1996)
  Schedule II - Valuation and Qualifying Accounts .......................................... 58

  All other schedules are omitted because they are not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed more fully in Note 1, the Company has modified the methods used to value acquired in-process research and development recorded and written off in connection with the Company's 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. and, accordingly, has restated the consolidated financial statements for the fiscal year ended December 31, 1997 to reflect this change.

                                           ERNST & YOUNG LLP

Charlotte, North Carolina
February 15, 1999

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                        December 31,
                                                                    -------------------
                                                                      1998       1997
                                                                    --------   --------
ASSETS
Current Assets:
   Cash and cash equivalents ....................................   $ 12,283   $ 21,076
   Accounts receivable, net .....................................    153,773    152,231
   Notes receivable .............................................     12,810      8,684
   Inventories ..................................................     46,502     49,302
   Deferred income taxes ........................................     15,906     13,943
   Prepaid expenses and other current assets ....................      5,630      6,810
                                                                    --------   --------
     Total current assets .......................................    246,904    252,046
Notes receivable, net ...........................................     69,041     53,050
Property, plant and equipment, net ..............................    109,661    103,641
Goodwill ........................................................    119,626    164,080
Deferred income taxes ...........................................      5,679      1,088
Other assets ....................................................     10,884     16,256
                                                                    --------   --------
TOTAL ASSETS ....................................................   $561,795   $590,161
                                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ..............................................   $ 31,968   $ 27,133
  Accrued liabilities ...........................................     60,258     61,358
  Other current liabilities .....................................        206      2,101
                                                                    --------   --------
    Total current liabilities ...................................     92,432     90,592
Other liabilities ...............................................      7,210      7,210
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding ................       --         --
  Common stock, $.02 par value; authorized: 200,000,000 shares;
     outstanding: 1998-62,064,290 shares; 1997-60,650,761  shares      1,241      1,213
  Contributed capital ...........................................    343,251    333,715
  Retained earnings .............................................    117,661    157,431
                                                                    --------   --------
    Total stockholders' equity ..................................    462,153    492,359
                                                                    --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................   $561,795   $590,161
                                                                    ========   ========


                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Year Ended December 31,
                                                        ---------------------------------
                                                           1998          1997         1996
                                                        ---------    ---------    ---------
NET SALES ...........................................   $ 399,942    $ 451,679    $ 390,246
                                                        ---------    ---------    ---------
COSTS AND EXPENSES:
     Cost of sales ..................................     211,255      217,793      180,468
     Selling, general and administrative expense ....     107,181      100,619       80,428
     Research and development expense ...............      52,024       40,425       28,983
     Charge for purchased research and development ..        --         38,700         --
     Depreciation and amortization expense ..........      40,086       22,368       13,482
     Write-off of goodwill and other intangibles ....      26,705        5,183         --
     Loss on sale of business .......................       7,858         --           --
                                                        ---------    ---------    ---------
     Total costs and expenses .......................     445,109      425,088      303,361
                                                        ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS .......................     (45,167)      26,591       86,885
                                                        ---------    ---------    ---------
OTHER INCOME (EXPENSES):
     Interest income ................................       8,780       10,577        9,805
     Interest expense ...............................        (591)        (227)        (151)
     Other, net .....................................        (180)      (2,147)         112
                                                        ---------    ---------    ---------
     Total other income .............................       8,009        8,203        9,766
                                                        ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE ........................................     (37,158)      34,794       96,651
PROVISION FOR INCOME TAXES ..........................       2,612       27,855       26,207
                                                        ---------    ---------    ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE ....................     (39,770)       6,939       70,444
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NET OF INCOME TAX BENEFIT OF $362) .....        --           (688)        --
                                                        ---------    ---------    ---------
NET INCOME (LOSS) ...................................   $ (39,770)   $   6,251    $  70,444
                                                        =========    =========    =========

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON
   SHARE:

Income (loss) before cumulative effect of change in
  accounting principle ..............................   $   (0.65)   $    0.11    $    1.16
Cumulative effect of change in accounting principle .        --          (0.01)        --
                                                        ---------    ---------    ---------
Net income (loss) per weighted average common share .   $   (0.65)   $    0.10    $    1.16
                                                        =========    =========    =========

INCOME (LOSS) PER COMMON SHARE--ASSUMING
   DILUTION:
Income (loss) before cumulative effect of change in .
  accounting principle ..............................   $   (0.65)   $    0.11    $    1.11
Cumulative effect of change in accounting principle .        --          (0.01)         --
                                                        ---------    ---------    ---------
Net income (loss) per common share--assuming dilution   $   (0.65)   $    0.10    $    1.11
                                                        =========    =========    =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)


                                                Common Stock                                  Total
                                            -------------------   Contributed    Retained  Stockholders'
                                            Shares      Amount      Capital      Earnings     Equity
                                            ------      ------      -------      --------     ------
Balances, December 31, 1995                 60,045    $   1,201    $ 297,017    $  92,476   $ 390,694
Net income                                                                         70,444      70,444
Stock options exercised                      1,393           28       14,061                   14,089
Utilization of net operating loss
  carryforwards                                                       10,027      (10,027)         --
Tax benefit of stock options exercised                                16,947                   16,947
Repurchase of common stock                  (1,570)         (32)     (36,281)                 (36,313)
                                            -------     -------       -------      -------    --------
Balances, December 31, 1996                 59,868        1,197      301,771      152,893     455,861
Net income                                                                          6,251       6,251
Stock options exercised                        470           10        2,516                    2,526
Shares issued and options assumed
  in connection with business
  acquisitions                                 313            6       26,461                   26,467
Utilization of net operating loss
  carryforwards                                                        1,713       (1,713)         --
Tax benefit of stock options exercised                                 1,254                    1,254
                                            ------       -------     -------      --------    -------
Balances, December 31, 1997                 60,651        1,213      333,715      157,431     492,359
Net loss                                                                          (39,770)    (39,770)
Stock options exercised                      1,413           28        7,328                    7,356
Tax benefit of stock options exercised                                 2,208                    2,208
                                            -------     --------   ---------    ---------   ---------
Balances, December 31, 1998                 62,064    $   1,241    $ 343,251    $ 117,661   $ 462,153
                                            ========   =========   =========    =========   =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)

                                                                     Year Ended December 31,
                                                               ----------------------------------
                                                                 1998         1997         1996
                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ (39,770)   $   6,251    $  70,444
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization                                  40,086       22,368       13,482
  Changes in deferred income taxes                               (6,554)      18,164        5,392
  Loss on disposal of equipment                                   1,166          254           82
  Loss on sale of business                                        7,858           --           --
  Charge for purchased research and development                      --       38,700           --
  Write-off of goodwill and other intangibles                    26,705        5,183           --
  Tax benefit of stock options exercised                          2,208        1,254       16,947
  Other noncash expenses                                             --           --          121
  Changes in operating assets and liabilities, net of
        effects of business dispositions and acquisitions:
     Accounts receivable                                         (2,892)     (27,922)     (30,586)
     Notes receivable                                           (20,427)     (38,084)        (388)
     Inventories                                                  2,800        7,083         (415)
     Prepaids and other current assets                            1,140        2,172         (768)
     Other assets                                                   384       (1,127)        (559)
     Accounts payable                                             4,842        1,168        3,905
     Accrued liabilities                                         (2,923)       8,532        4,619
     Other liabilities                                            1,878          720        1,207
                                                                -------      -------      -------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES                                                      16,501       44,716       83,483
                                                                -------      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                      (29,949)     (32,889)     (43,017)
Proceeds from sale of equipment                                     180           46          123
Maturities of short-term investments                                 --      164,103      171,812
Purchases of short-term investments                                  --      (86,087)    (205,774)
Acquisitions, net of cash acquired                                   --     (123,646)          --
                                                                -------      -------      -------
NET CASH USED IN INVESTING ACTIVITIES                           (29,769)     (78,473)     (76,856)
                                                                -------      -------      -------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)

                                                          Year Ended December 31,
                                                      --------------------------------
                                                        1998        1997        1996
                                                      --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings                      (2,881)     (1,478)     (1,279)
Issuance of common stock                                 7,356       2,526      14,150
Common stock repurchases                                    --          --     (36,313)
                                                      --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      4,475       1,048     (23,442)
                                                      --------    --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (8,793)    (32,709)    (16,815)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR          21,076      53,785      70,600
                                                      --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR              $ 12,283    $ 21,076    $ 53,785
                                                      ========     =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest                                            $    606    $    114    $    140
  Income taxes                                           5,277       6,290       6,183

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

1. BUSINESS ACQUISITIONS

    (A)  CNET, INC. ACQUISITION AND SUBSEQUENT SALE

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

        Current assets..........................   $ 1,752
        Equipment...............................       412
        Goodwill................................     9,343
        Other non-current assets................       346
        Liabilities assumed.....................    (4,118)
                                                    ------
                                                   $ 7,735
                                                   =======

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

Due to the above changes, the Company revised its projections in the fourth quarter of 1997 and determined that its projected results would not fully support the future amortization of the goodwill balance. In accordance with the Company's policy, management assessed the recoverability of goodwill using an undiscounted cash flow projection based on the remaining amortization period of six years. Based on this projection, the cumulative undiscounted cash flow over the remaining amortization period was insufficient to fully recover the CNET goodwill balance of $8.1 million. At December 31, 1997, the Company wrote off the short-fall of $5.2 million.

In December 1998, the Company sold its network management business which it had been operating since the acquisition of CNET in January 1997. Under the terms of the sale agreement, the Company will receive proceeds from the sale only if certain future revenue milestones are met by the acquirer. These contingent amounts, which cannot exceed $1.0 million, will be recorded by the Company when they are received. At the time of sale, the network management business had net assets of approximately $5.2 million. A loss on disposal of $7.9 million was reported in income from operations before income taxes in connection with the sale for the year ended December 31, 1998. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale.


    (B)  OPEN DEVELOPMENT CORPORATION ACQUISITION

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of database management platforms and products for telecommunications providers. The purchase price of $48.0 million consisted of 242,066 shares issuable upon exercise of stock options of the Company's common stock valued at $3.3 million, $43.4 million in cash and $1.3 million in

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

acquisition costs. The Company's consolidated financial statements for the year ended December 31, 1997 include the operating results of ODC for the period October 15, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

                    Current assets                       $  2,979
                    Equipment                               3,808
                    Goodwill                               30,581
                    Purchased research and development
                      charged to operations                16,400
                    Other intangibles                       3,700
                    Deferred tax asset                        996
                    Other non-current assets                  576
                    Liabilities assumed                   (11,009)
                                                         --------
                                                         $ 48,031
                                                         ========

Actual 1998 revenue and earnings from ODC's products were significantly lower than anticipated at the date of acquisition, which significantly impacted the Company's 1998 results. These lower than anticipated results were primarily attributed to a strategic change in market strategy during 1998 for ODC's products. This strategic change was from a multiple market approach for the prepaid wireless, prepaid wireline, and postpaid calling markets to a single market approach focused solely on the prepaid wireless market, thus eliminating two markets in which the products were expected to be sold. Operating projections prepared prior to the acquisition included revenue related to all three of these markets. Management believes that its future concentration for the ODC products should continue to be primarily in the prepaid wireless market. Given this strategic change, the Company anticipates that the future forecasted results for the ODC products will be significantly less than had been anticipated at the time of the Company's acquisition of ODC. As a result of this strategic change, the ODC Norwood, Massachusetts operating facility is being closed in the first quarter 1999 with research and development and administrative functions relocating to the Company's Atlanta facility. ODC's products will be manufactured at Glenayre's Vancouver facility.

After making these changes, the Company evaluated the ongoing value of the noncurrent assets of ODC. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of $30.9 million were impaired and wrote them down by $26.7 million to their fair value. Fair value was based on estimated future discounted cash flows to be generated by ODC.

     (C)  WIRELESS ACCESS, INC. ACQUISITION

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

Current assets                       $  13,076
Equipment                                1,354
Goodwill                                59,500
Purchased research and development
  charged to operations                 22,300
Other intangibles                       10,035
Deferred tax asset                       2,536
Liabilities assumed                     (8,386)
                                 -------------
                                     $ 100,415
                                     =========

Pro forma results of operations assuming the acquisitions of CNET, ODC, and WAI had occurred as of January 1, 1996 have not been presented because their effect on net sales and net income would not be significant.

During the fourth quarter 1998 and the first quarter 1999, the Company and the Staff of the Securities and Exchange Commission (the "Staff") had communication with respect to the methods used to value acquired in-process technology recorded and written off at the date of acquisition. As a result, the Company has modified the methods used to value acquired in-process technology in connection with the Company's 1997 acquisitions of ODC and WAI and has restated its 1997 financial statements.

The amounts allocated to purchased research and development for ODC and WAI were determined through established valuation techniques in the high-technology communications industry, were based on adjusted after-tax cash flows that give explicit consideration to the Staff views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants, and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

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

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities with operations throughout the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

 INVENTORIES

Inventories are valued at the lower of average cost or market.

 PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-7 years).

GOODWILL

Goodwill represents the excess of cost over assigned fair market value of net assets acquired and is being amortized on a straight-line basis over estimated useful lives ranging from 7 to 30 years. Goodwill is shown net of accumulated amortization of $29.1 million and $18.0 million at December 31, 1998 and 1997, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future undiscounted cash flow of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

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

Pursuant to Emerging Issues Task Force Issue No. 97-13 ("EITF No. 97-13"), issued in November 1997, the Company changed its accounting policy in the fourth quarter of 1997, regarding a project to implement a new business operating system that it began in 1996 and completed in the second quarter of 1998. Prior to the fourth quarter of 1997, substantially all direct costs relating to the project were capitalized, including the portion related to business process reengineering. Under EITF No. 97-13, the unamortized balance of these reengineering costs as of November 20, 1997 of approximately $1,050,000, or $688,000 after tax benefit ($.01 per share), was written off as a one-time, non-cash, cumulative effective adjustment in the fourth quarter of 1997.

 ESTIMATED WARRANTY COSTS

The Company warrants its telecommunications products other than certain transmitters for one year after sale. The majority of the Company's transmitters and paging devices are warranted for two years after sale. A provision for estimated warranty costs is recorded at the time of sale.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

STOCK-BASED COMPENSATION

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 12 to the Company's Consolidated Financial Statements. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On December 31, 1998, the Company adopted FASB Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on Glenayre's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein. See Note 9 to the Company's Consolidated Financial Statements.

On December 31, 1998, the Company adopted FASB Statement No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The adoption of SFAS 132 will have no impact on the Company's consolidated results of operations, financials position or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

3. ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at December 31, 1998 and 1997 consist of:

                                              1998         1997
                                          --------     --------
Trade receivables                        $ 154,342    $ 151,949
Retainage receivables                        1,256        1,028
Other                                        4,005        3,796
                                         ---------    ---------
                                           159,603      156,773
Less:  allowance for doubtful accounts      (5,830)      (4,542)
                                         ---------    ---------
                                         $ 153,773    $ 152,231
                                         =========    =========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Trade receivables at December 31, 1998 and 1997 included unbilled costs and estimated earnings under contracts in the amount of approximately $30.5 million and $8.3 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable at December 31, 1998 and 1997 consist of:

                    1998         1997
                    ----         ----
Current .......   $ 12,810    $  8,684
Non-current ...     74,518      57,092
                  --------    --------
                    87,328      65,776
Less: reserves      (5,477)     (4,042)
                  --------    --------
                  $ 81,851    $ 61,734
                  ========    ========

Concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1998 principally all of the Company's receivables are concentrated in the telecommunications industry. Further, approximately 78% of notes receivable as of December 31, 1998 consist of receivables from three customers, one of which accounts for $48.2 million, has a limited operating history, is highly leveraged and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. Due to significant start-up expenses incurred by this one customer, Glenayre agreed to long-term financing agreements. As of December 31, 1998, the principal due dates of the amounts owing from this one customer range from March 2000 to December 2002. This customer's ability to complete its network buildout and continue on-going operations is dependent on continued financing support from its vendors and financial institutions and its ability to access other capital markets. Approximately 78% of notes receivable are from customers located in the U.S. with the remaining balance predominately from customers located in the Pacific Rim and South America. Generally, all notes receivable are secured by the related equipment.

4. INVENTORIES

Inventories at December 31, 1998 and 1997 consist of:

                                            1998         1997
                                            ----         ----
        Raw materials................     $26,046      $25,970
        Work in process..............      11,818       10,813
        Finished goods...............       8,638       12,519
                                          -------      -------
                                          $46,502      $49,302
                                          =======      =======

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1998 and 1997 consist of:

                                    1998         1997
                                    -----        ----
Land .........................   $   3,746    $   3,746
Buildings ....................      47,829       41,320
Equipment ....................     109,370       91,179
Leasehold improvements .......       2,376        2,586
                                 ---------    ---------
                                   163,321      138,831
Less: Accumulated depreciation     (53,660)     (35,190)
                                 ---------    ---------
                                 $ 109,661    $ 103,641
                                 =========    =========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

 6.     ACCRUED LIABILITIES

 Accrued liabilities at December 31, 1998 and 1997 consist of:

                                        1998      1997
                                        -----     ----
        Accrued project costs .....    $9,805   $13,290
        Accrued warranty costs ....     7,951     3,814

        Accrued payroll costs .....    14,170    16,288
        Accrued restructuring costs     4,323        --

        Accrued income taxes ......     5,090     4,134
        Other accruals ............    18,919    23,832
                                      -------   -------
                                      $60,258   $61,358
                                      =======   =======

7. INCOME TAXES

  The Company's income tax provision consists of the following:

                                                               1998       1997         1996
                                                             --------    --------    --------
Current provision:
   United States Federal .................................   $   (445)   $ 25,544    $ 12,978
   Charge equivalent to tax benefit of stock
     option exercises ....................................      2,208       1,254      16,947
   Foreign ...............................................      4,006       3,802       2,432
   State and local .......................................        (96)      2,160       3,032
                                                             --------     -------     -------
     Total current .......................................      5,673      32,760      35,389
                                                             --------     -------     -------
Deferred provision (benefit):
   Before valuation allowance adjustment .................     (2,861)     (3,192)        845
   Adjustment to federal net operating loss carryforward..        664          --          --
   Adjustment to state net operating loss carryforward....      1,422          --          --
   Adjustment to valuation allowance .....................     (2,286)     (1,713)    (10,027)
                                                             --------     -------     -------
     Total deferred benefit ..............................     (3,061)     (4,905)     (9,182)
                                                             --------     -------     -------
Total provision ..........................................   $  2,612     $27,855     $26,207
                                                             ========     =======     =======

 The sources of income (loss) before income taxes are presented as follows:

                                                               1998       1997         1996
                                                             --------    --------    --------
United States............................................    $(49,049)   $18,758      $84,880
Foreign .................................................      11,891     16,036       11,771
                                                             --------    -------      -------
                                                             $(37,158)   $34,794      $96,651
                                                             ========    =======      =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                      1998        1997        1996
                                                      ----        ----        ----
Income tax provision at U.S. statutory rate ....    (13,005)   $ 12,177    $ 33,828
Reduction in valuation allowance ...............     (2,286)     (1,713)    (10,027)
Reduction in federal net operating loss
 carryforwards due to sale of business .........        664        --           --
Reduction in state net operating loss
 carryforwards .................................      1,422        --           --
Foreign taxes at rates other than U.S. statutory
  rate .........................................        716      (1,229)     (1,201)
U.S. research and experimentation credits ......       (905)       (953)       (977)
Foreign tax credits ............................       (639)       --           --
State taxes (net of federal benefit)                    378         412       3,474
Benefit from Foreign Sales Corporation .........     (1,060)       --           --
Non-deductible loss on sale of  business .......      1,374        --           --
Non-deductible charge for purchased research and
  development ..................................       --        14,701         --
Write-off of non-deductible goodwill and other
intangibles ....................................      9,141        --           --
Non-deductible goodwill ........................      6,812       4,460       1,110
                                                      -----       -----       -----
Income tax provision ...........................   $  2,612     $27,855    $ 26,207
                                                   ========     =======    ========

The tax effect of temporary differences and net operating loss carryforwards ("NOLs") that gave rise to the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                 1998          1997
                                                                 ----          ----
        Assets:
          U.S. net operating loss carryforwards........         $11,654       $12,318
          State net operating loss carryforwards.......           1,397         2,816
          Other........................................          31,767        22,304
                                                               --------        ------
                                                                 44,818        37,438
          Less: Valuation allowance....................         (16,216)      (18,502)
                                                                -------       -------
                                                                 28,602        18,936
        Liabilities....................................         (7,017)        (3,905)
                                                                ------         ------
        Deferred tax asset, net........................        $21,585        $15,031
                                                               =======        =======

The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1998 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

The decrease in the valuation allowance of $2.3 million during the year ended December 31, 1998 is related primarily to the reduction in net operating loss carryforwards. The valuation allowance related specifically to all carryforwards, including various credits, of acquired companies is $14.3 million. The Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 1998 will be fully realized.

At December 31, 1998 and December 31, 1997, the Company has U.S. NOLs of $33 million and $34 million, respectively, which expire beginning in 2005. All of these NOLs relate to companies acquired during the year ended December 31, 1997. The Company's ability to use the NOLs to offset future income is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions limit the Company's

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


future use of the NOLs. As a result, the potential tax benefit of the NOLs has been fully reserved as part of the deferred tax asset valuation allowance.

As of December 31, 1996, the Company had net operating loss carryforwards of $70 million. All of these NOLs were utilized during the year ended December 31, 1997. Subsequent to a quasi-reorganization completed on February 1, 1988, the benefits derived from the utilization of these tax net operating loss carryforwards are reported in the statement of operations in the year such tax benefits are realized and then reclassified from retained earnings to contributed capital. The Company adopted the accounting method for utilization of these tax net operating loss carryforwards outlined above on February 1, 1988. On September 28, 1989, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 86 ("SAB 86") which set forth the SEC staff's position with respect to this accounting treatment. According to the SEC staff's interpretation of SFAS 96 contained in SAB 86, realized tax benefits should be reported as a direct addition to contributed capital. Subsequently, the Company consulted with SEC staff and determined that the SEC staff would not object to the accounting method outlined above for companies which had adopted such accounting methods prior to the issuance of SAB 86.

If the original guidance in SAB 86 had been applied, the Company's net income for the years ended December 31, 1997 and 1996 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $1,713,000 ($.03 per share) in 1997, and $10,027,000 ($.16 per share) in 1996.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $36.7 million at December 31, 1998. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.7 million would be payable upon remittance of all previously unremitted earnings at December 31, 1998.


8. BUSINESS RESTRUCTURING

During 1998 the Company recorded a pre-tax charge of $8.0 million related to restructuring its global workforce, exiting facilities and impairment of associated long-lived assets. Separate charges were recorded in the first and fourth quarters of the year. The first quarter charge related to consolidating the Company's paging research and development efforts from two locations into one location. This pre-tax charge amounted to $1.2 million, all of which related to employee severance and outplacement expenses. The fourth quarter charge amounted to $6.8 million and related to a 10% reduction of the Company's global workforce, the exiting of two leased facilities and an impairment charge for assets to be abandoned, principally leasehold improvements. Included in the fourth quarter charge are the following expenses: $3.3 million for severance and outplacement of terminated employees, $2.1 million for costs associated with exiting facilities and $1.4 million related to write-down of long-lived assets.

The total pre-tax charge for restructuring, exiting leased facilities and impairment of assets of $8.0 million was recorded as $1.0 million of cost of sales, $3.8 million of selling, general and administrative expenses and $3.2 million of research and development expenses.

During the year ended December 31, 1998 the Company paid approximately $2.3 million of the restructuring charge in cash and took a non-cash charge of approximately $1.4 million related to an asset write-down and other adjustments. The cash payments relate principally to employee termination costs. The restructuring charges

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



incorporated severance for approximately 320 employees. The work force has been reduced by approximately 310 employees as of December 31, 1998.

At December 31, 1998 the Company had $4.3 million accrued to cover remaining charges. Management believes the remaining reserves for business restructuring are adequate to complete its plan.


9. SEGMENT REPORTING

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing, mobile data systems and point-to-point wireless interconnection products. Sales to one customer amounted to approximately 10%, 11% and 15% of net sales for 1998, 1997 and 1996, respectively in the paging segment. An additional customer, in the paging segment, accounted for 12% of net sales in 1998.

Glenayre has three principal businesses which are managed separately due to different product market areas: Paging; Mobile and Fixed Network; and Microwave Communication.

Glenayre's Paging segment includes switches, transmitters, receivers, controllers and related software provided by the Company's Wireless Messaging Group as well as service and support groups for these products. Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. Additionally the Paging segment includes the Company's two-way paging devices since the acquisition of WAI in November 1997. WAI designs, develops and markets innovative, low-power, two-way wireless data messaging devices.

Glenayre's Mobile and Fixed Network segment includes products and support services from the Company's Integrated Network Group. This segment is comprised of the Company's INTELLIGIS product line including (i) the MVP system, (ii) from January 1997 to December 1998, network management systems developed by the Company's Options group (formerly known as CNET), and (iii) since October 1997 data management systems for calling card services developed by ODC.

Glenayre's Microwave Communication segment includes products for use in point-to-point microwave communications systems, designed, manufactured and marketed by the Company's Western Multiplex Group. These products include microwave radios (analog and digital transmission formats) and analog baseband products.

The Company evaluates performance and allocates resources based on income from operations before income taxes, which excludes interest income (expense) and other income (expense). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment income (loss) excludes corporate activities and special charges. Business assets used by each business are allocated to the segments except that assets used in the manufacturing of the MVP system are included in the Paging segment. However, depreciation expense is allocated to the appropriate segment using a percentage of manufacturing costs incurred for the reporting period.

Corporate activities include operating expenses (including depreciation expense) for the following corporate functions: (i) administration and finance (ii) information technology services (iii) legal services (iv) business development,
(v) marketing communications and (vi) human resources. Corporate assets include cash and cash equivalents, short-term investments and fixed assets associated with corporate functions. Other assets consist of the Company's current and long-term deferred tax assets.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                               1998       1997       1996
                                               ----       ----       ----
SEGMENT NET SALES
Paging ...................................   $299,315   $348,712   $335,995
Mobile and Fixed Network .................     67,724     70,611     24,911
Microwave Communication ..................     32,903     32,356     29,340
                                             --------   --------   --------
Total ....................................   $399,942   $451,679   $390,246
                                             ========   ========   ========




SEGMENT INCOME (LOSS)                           1998       1997        1996
---------------------                           ----       ----        ----
Paging ...................................   $ 35,220    $ 81,892    $ 95,514
Mobile and Fixed Network .................    (27,473)      4,040      (1,903)
Microwave Communication ..................      1,978       4,393       6,475
Corporate activities .....................    (20,329)    (19,851)    (13,201)
Charge for purchased research and
development ..............................       --       (38,700)       --
Loss on sale of business .................     (7,858)       --          --
Write-off of goodwill and other
intangibles ..............................    (26,705)     (5,183)       --
Interest income ..........................      8,189      10,350       9,654
Other income (expense) ...................       (180)     (2,147)        112
                                             --------    --------    --------
Income (loss) before income taxes and
   cumulative effect of changes in
   accounting principle ..................   $(37,158)   $ 34,794    $ 96,651
                                             ========    ========    ========


The Mobile and Fixed Network results for 1998 were impacted by $5.1 million in restructuring charges. Additionally, operating losses of $4.2 million and $3.8 million incurred by the Company's network management business sold in 1998 are included in results for Mobile and Fixed Network for 1998 and 1997, respectively. See Notes 1 and 8.

SEGMENT ASSETS                                 1998       1997       1996
--------------                                 ----       ----       ----
Paging ...................................   $477,193   $469,462   $321,634
Mobile and Fixed Network .................     21,577     60,694     10,010
Microwave Communication ..................     34,451     35,563     34,596
Other assets .............................     21,585     15,031     29,663
Corporate assets .........................      6,989      9,411    125,307
                                             --------   --------   --------
Total ....................................   $561,795   $590,161   $521,210
                                             ========   ========   ========

SEGMENT LONG-LIVED ASSETS

DEPRECIATION AND AMORTIZATION EXPENSE:         1998      1997      1996
--------------------------------------         ----      ----      ----
Paging ...................................   $26,044   $13,872   $ 7,479
Mobile and Fixed Network .................    10,263     4,961     3,510
Microwave Communication ..................     1,441     1,598     1,398
Corporate activities .....................     2,338     1,937     1,095
                                             -------   -------   -------
Total ....................................   $40,086   $22,368   $13,482
                                             =======   =======   =======

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)





EXPENDITURES FOR PROPERTY, PLANT AND EQUIPMENT                 1998                1997             1996
----------------------------------------------------           ----                -----            ----
Paging...............................................         $21,811             $24,723         $28,643
Mobile and Fixed Network.............................           4,991               4,311           9,322
Microwave Communication..............................             860                 901           1,522
Corporate activities.................................           2,287               2,954           3,530
                                                              -------             -------         -------
Total................................................         $29,949             $32,889         $43,017
                                                              =======             =======         =======

ADDITION OF LONG-LIVED ASSETS THROUGH BUSINESS                  1998                1997           1996
-----------------------------------------------------           ----                ----            ----
  ACQUISITIONS:
  -------------
PAGING:
Goodwill.............................................           $---              $59,500           $---
Other intangibles....................................            ---               10,035            ---
Equipment............................................            ---                1,354            ---

MOBILE AND FIXED NETWORK:
Goodwill.............................................            ---               39,924            ---
Other intangibles....................................            ---                3,700            ---
Equipment............................................            ---                4,220            ---
Other non-current assets.............................            ---                  922            ---
                                                               -----              -------          -----
                                                                $---             $119,655           $---
                                                                ====             ========           ====

The following geographic area data represents property, plant and equipment by location and trade revenues based on product shipment destination.


PROPERTY, PLANT AND EQUIPMENT:                  1998            1997            1996
------------------------------------            ----            ----            ----
United States.......................           $63,622        $64,781         $45,970
Canada..............................            29,597         23,792          22,569
NE Asia.............................               134            216               8
SE Asia.............................            12,987         12,974          10,613
China...............................             1,226             86              38
Europe, Middle East and Africa......             1,593          1,175             874
Latin America.......................               502            617             429
                                            ----------      ---------        --------
Total...............................          $109,661       $103,641         $80,501
                                            ==========      =========        ========


NET SALES                                       1998           1997             1996
-------------------------------------           ----           ----             ----
United States........................         $251,640       $224,488         $237,172
Canada...............................            6,835          9,432           16,270
NE Asia..............................            1,427         18,564           31,123
SE Asia..............................           27,208         68,940           20,661
China................................           68,349         52,478           40,324
Europe, Middle East and Africa.......           24,763         48,134           26,339
Latin America........................           19,603         29,643           13,506
Other Countries......................              117            ---            4,851
                                              --------       --------         --------
TOTAL................................         $399,942       $451,679         $390,246
                                              ========       ========         ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


10.     OPERATING LEASE COMMITMENTS

The Company leases office facilities and various equipment under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1998 are as follows:

                               1999.............................   $4,553
                               2000.............................    4,200
                               2001.............................    2,459
                               2002.............................    1,070
                               2003.............................      566
                               Thereafter.......................    1,573
                                                                  -------
                                                                  $14,421
                                                                  =======

Rent expense amounted to $6,926,000, $4,302,000, and $3,629,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Exit costs of $2.8 million in the aggregate related to the ODC facility closing and the sale of the network management business are included in rent expense for the year ended December 31, 1998.


11.     EMPLOYEE BENEFIT PLANS

   (A)  POSTRETIREMENT HEALTH CARE BENEFITS

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company's policy is to fund benefits as they become due.

The actuarial present value of accumulated postretirement benefit obligations at December 31, 1998 and 1997 is as follows:



                                                                                1998            1997
                                                                                ----            ----
    Retirees................................................................   $1,037           $531
    Fully eligible plan participants........................................      113            231
    Other active plan participants..........................................    1,045            849
                                                                               ------          -----
    Accumulated postretirement benefit obligation...........................    2,195          1,611
    Unrecognized gain (loss)................................................      (32)           281
    Unrecognized transition obligation......................................     (712)          (763)
                                                                               ------          -----

    Postretirement benefit liability recognized in balance sheet............   $1,451         $1,129
                                                                               ======          =====



                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

   The change in Accumulated Postretirement Benefit Obligation ("APBO") from year to year is as follows:

                                                                    1998          1997
                                                                    ----          ----
 APBO at the beginning of the year..............................   $1,611        $1,420
    Service cost................................................      222           195
    Interest cost...............................................      115           101
    Actuarial (gain) loss.......................................      293           (54)
    Plan participants contributions.............................       30            19
    Acquisitions................................................        4           ---
    Benefits paid...............................................      (80)          (70)
                                                                     ----          ----

    APBO at end of the year.....................................   $2,195        $1,611
                                                                   ======        ======

Net postretirement benefit costs for the years ended December 31, 1998, 1997 and 1996 consist of the following components:





                                                                  1998          1997          1996
                                                                  ----          ----          ----
    Service cost...............................................   $222          $195          $190
    Interest cost on APBO......................................    115           101           109
    Amortization of gain.......................................    (15)          (14)           --
    Amortization of transition obligation......................     51            51            51
                                                                  ----          ----          ----
                                                                  $373          $333          $350
                                                                  ====          ====          ====






The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of December 31, 1998 was 8%, decreasing linearly each successive year until it reaches 4.25% in 2009, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 and the 1998 aggregate interest and services cost by approximately 14.7% and 18.8%, respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31,1998 and the 1998 aggregate interest and service cost by approximately 12.3% and 19.0%, respectively. The assumed discount rate used in determining the accumulated postretirement benefit obligation at December 31, 1998 and 1997 was 6.75% and 7.25%, respectively.

  (B)  DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans amounted to approximately $3,223,000, $2,787,000 and $2,210,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)




12.     STOCKHOLDERS' EQUITY

       (A) STOCKHOLDERS RIGHTS AGREEMENT

In May 1997, the Company's Board of Directors adopted a Preferred Shares Rights Agreement. The Preferred Shares Rights Agreement was amended on January 14, 1999 (the "Amendment") to provide special provisions with respect to the State of Wisconsin Investment Board ("SWIB"). Under the Preferred Shares Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock to holders of record as of the close of business on June 12, 1997. Initially, the Rights will automatically trade with the common stock and will not be exercisable.

Except as provided in the Amendment with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, 1/100th of a share of Series A Junior Participating Preferred Stock. Each fractional preferred share will have economic and voting terms similar to those of one share of common stock, except as provided in the Amendment with respect to SWIB. In the event of such a tender offer or 15% or more stock acquisition, the Rights certificates, after a short period, will trade separately from the common stock and will be exercisable.

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

In addition, except as provided in the Amendment with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock and Glenayre either merges with or into another company or Glenayre sells 50% or more of its assets or earning power to another company, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, a number of shares of the surviving company which has a market value equal to twice the exercise price.

The Amendment provides that, instead of the 15% beneficial ownership level described above, SWIB's beneficial ownership level will be 20% through January 14, 2000 and, after that date, will be reduced to (i) 15% if SWIB does not beneficially own 15% or more of Glenayre's outstanding common stock on January 14, 2000 or (ii) if SWIB beneficially owns 15% or more of Glenayre's outstanding common stock at the close of business on January 14, 2000, the next highest whole percentage in excess of the percentage of Glenayre's outstanding common stock then beneficially owned by SWIB, not exceeding 20%.

The Rights will expire on May 21, 2007, unless redeemed earlier.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

       (B) STOCK REPURCHASE PROGRAMS

In September 1996, the Board of Directors authorized the purchase of up to 2.5 million shares of the Company's common stock. No shares under this program were repurchased through December 31, 1998. In December 1994, the Board of Directors authorized the purchase of up to 1.7 million shares of the Company's common stock. The 1994 repurchase program was completed in 1996 with the repurchase of 1,684,375 shares at a total cost of $38.6 million during the term of the program.

     (C ) STOCK OPTION PLANS

The Company maintains two stock option plans (the "1996 Plan" and the "1991 Plan") which were approved by the stockholders, are administered by a committee of the Board of Directors (the "Committee") and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans authorize the grant of up to 4,400,000 and 11,475,000 shares, respectively, of the Company's common stock to directors, officers and key employees. Options granted have an option price of the fair market value of the Company's common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.

Activity and price information regarding the Company's stock option plans is summarized as follows:


                                                            Shares       Price Range
                                                            --------   ---------------
     Outstanding, December 31, 1995 ....................     5,307      $1.04---$47.67
     Granted............................................     1,247     20.00 --- 48.38
     Exercised..........................................    (1,330)     1.04 --- 44.25
     Canceled...........................................       (32)    22.44  -- 48.38
                                                            --------  ----------------
     Outstanding, December 31, 1996.....................     5,192      1.27 --- 47.67
     Granted............................................       586      9.00 --- 21.63
     Assumed............................................     1,641      0.08 --- 23.00
     Exercised..........................................      (470)     0.17 --- 11.11
     Canceled...........................................      (224)     1.13 --- 44.17
                                                            --------  ----------------
     Outstanding, December 31, 1997.....................     6,725      0.08  ---43.59
     Granted............................................     2,392      4.44 --- 16.75
     Exercised.........................................     (1,183)     0.08 --- 13.57
     Canceled...........................................      (572)     1.13 --- 28.22
                                                            --------  ----------------
     Outstanding, December 31, 1998.....................     7,362      $0.17-- $43.59
                                                            ========  ================



Of the outstanding options under the Company's stock option plans at December 31, 1998, approximately 4,917,000 are currently exercisable. The weighted-average exercise price for the outstanding and currently exercisable options at December 31, 1998 is $9.51 and $8.36, respectively. The weighted-average exercise price for options granted during the year is $13.40. The weighted average remaining contractual life of options outstanding is 7.5 years.

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

In December 1998, the Board of Directors amended the 1996 and 1991 Plans to allow future reductions in option exercise prices only with the prior approval of the Company's stockholders. Further, any amendment or repeal of this provision will require prior approval of the Company's stockholders.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                                   1998          1997            1996
                                                   -----         -----           ----

    Expected Life in Years....................    1 to 4        2 to 6         1.3 to 4
    Risk Free Interest Rate................... 5.0% to 5.1%  5.9% to 6.3%    5.8% to 6.2%

    Volatility................................     .59           .56             .53
    Dividend Yield............................     ---           ---             ---


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  1998        1997       1996
                                                                  -----       -----      ----


    Pro forma income (loss) before cumulative effect of change
       in accounting principle............................      $(45,252)  $(3,709)    $59,090

    Pro forma income (loss) before cumulative effect of change in accounting principle per share:
       Income (loss) per weighted average common share....         (0.74)    (0.06)       0.98
       Income (loss) per common share - assuming dilution.         (0.74)    (0.06)       0.94


        GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected until 1997.

The 1996 and 1997 award modifications described above resulted in (i) a decrease to 1996 pro forma net income of approximately $906,000 ($0.01 per weighted average common share and per common share-assuming dilution); (ii) an increase to the 1997 pro forma loss before cumulative effect in accounting change of approximately $4.3 million ($0.07 per weighted average common share and per common share-assuming dilution) and (iii) an increase to the 1998 pro forma net loss of approximately $852,000 ($0.02 per weighted average common share and per common share-assuming dilution).

Contributed capital was increased $2.2 million, $1.3 million and $16.9 million in 1998, 1997 and 1996, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

  (D) EMPLOYEE STOCK PURCHASE PLAN

Effective July 1, 1993, the Company established the Glenayre Technologies, Inc., Employee Stock Purchase Plan (the "ESP Plan") reserving 506,250 shares of common stock. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every January 1 and July 1. The price for common stock offered under the ESP Plan for each six-month period is equal to 85% of the average market price of the common stock for the five trading days prior to the first day of the six-month period. For the January 1, 1999 to June 30, 1999 period, the stock purchase price will be $3.60. As of December 31, 1998, 403,065 shares had been issued at a purchase price range of $5.60 to $37.07 with 103,185 shares reserved under the ESP Plan.

  (E) INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of income (loss) per share:



                                                                     1998         1997       1996
                                                                     -----       -----       ----

    Numerator:
        Income (loss) before cumulative effect of change
         in accounting principle..........................         $(39,770)     $6,939     $70,444

    Denominator:
        Denominator for basic income (loss) per share -
          weighted average shares.........................           61,550      60,323      60,597

        Effect of dilutive securities:
          stock options...................................              ---       2,995       2,819
                                                                     ------     -------      ------

    Denominator for diluted income (loss) per share-adjusted
         weighted average shares and assumed  conversions.           61,550      63,318      63,416
                                                                     ======     =======      ======

    Income (loss) before cumulative effect of change in accounting
          principle per weighted average common share.........       $(0.65)      $0.11       $1.16
                                                                     =======      =====       =====

    Income (loss) before cumulative effect of change in  accounting
          principle per common share - assuming dilution......       $(0.65)      $0.11       $1.11
                                                                     =======      =====       =====

        GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



13.     COMMITMENTS AND CONTINGENCIES

The Company entered into a new $50 million line of credit agreement in October 1998, which expires in October 1999 and replaces the $50 million line of credit established with the same lending banks in October 1997. Interest on the new line of credit is computed at the (i) higher of the bank's prime rate or the Federal funds rate plus 0.5% or (ii) the Eurodollar rate plus a rate of .625% to 1.25%, at the option of the Company. There is a commitment fee at a per annum rate of 0.25% to 0.375% paid quarterly on the unused portion of the line of credit. The line of credit requires the Company to maintain certain financial ratios and minimum net worth. During the calendar year 1998, borrowings under the $50 million bank lines of credit ranged from $1 million to $29 million. There were no borrowings outstanding as of December 31, 1998.

In the normal course of business, the Company issues bid and performance letters of credit which in the aggregate amounted to approximately $15 million and $14 million as of December 31, 1998 and 1997, respectively. These letters of credit have terms from approximately 6 to 58 months. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1998, the Company had agreements to finance and arrange financing for approximately $73 million of paging and voice mail products. Additionally, at December 31, 1998, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

On January 31, 1997 an amended class action complaint consolidating two lawsuits filed in the fourth quarter of 1996 (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors. The Complaint was dismissed in November 1997, but the plaintiffs were granted the right to amend and refile. An amended Complaint was refiled December 19, 1997 and dismissed on December 29, 1998 without the right to refile. The dismissal was appealed by the plaintiffs to the United States Court of Appeals for the Second Circuit on January 28, 1999. On February 20, 1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. As the derivative action is based on allegations that the class action has merit, it is likely to remain in suspension until the appeal is resolved. Additionally, the Company is currently involved in various other disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.

        GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)






14.  INTERIM FINANCIAL DATA--UNAUDITED
                                                                   Quarters Ended
                                                    ------------------------------------------
                                                     March 31    June 30    Sept. 30   Dec. 31
                                                     --------    -------    --------   -------
1998 (A)
Net sales.........................................    $94,533    $81,881    $126,689   $96,839
Gross profit......................................     48,769     41,626      61,895    36,397
Net income (loss):
   As previously reported.........................      3,166         77      11,653   (45,421)
   Adjustment (c).................................     (3,045)    (3,082)     (3,118)      ---
   As restated....................................        121     (3,005)      8,535   (45,421)

Net income (loss) per weighted average common
share:
   As previously reported........................        0.05       0.00        0.19     (0.73)
   Adjustment (c)................................       (0.05)     (0.05)      (0.05)      ---
   As restated...................................        0.00      (0.05)       0.14     (0.73)

Net income (loss) per common share - assuming dilution:
   As previously reported.......................         0.05       0.00        0.18     (0.73)
   Adjustment (c)...............................        (0.05)     (0.05)      (0.05)      ---
   As restated..................................         0.00      (0.05)       0.13     (0.73)

1997 (B)

Net sales........................................    $105,771   $110,172    $112,122  $123,614
Gross profit.....................................      55,221     59,601      59,684    59,380
Income (loss) before cumulative effect of change in
 accounting principle:
   As previously reported........................      13,446     14,960      15,034  (120,844)
   Adjustment (c)................................         ---        ---         ---    84,343
   As restated...................................      13,446     14,960      15,034   (36,501)
Net income (loss):
   As previously reported........................      13,446     14,960      15,034  (121,532)
   Adjustment (c)................................         ---        ---         ---    84,343
   As restated...................................      13,446     14,960      15,034   (37,189)

Income (loss) per weighted average common share:
  Before cumulative effect of change in accounting
    principle:
   As previously reported........................        0.22       0.25        0.25     (2.00)
   Adjustment....................................         ---        ---         ---      1.40
   As restated...................................        0.22       0.25        0.25     (0.60)

Net income (loss):
   As previously reported........................        0.22       0.25        0.25     (2.01)
   Adjustment (c)................................         ---        ---         ---      1.40
   As restated...................................        0.22       0.25        0.25     (0.61)




        GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)






                                                                     Quarters Ended
                                                    ---------------------------------------------
                                                     March 31    June 30    Sept. 30   Dec. 31
                                                     --------    -------    --------   -------

Income (loss) per common share - assuming dilution:
  Before cumulative effect of change
  in accounting principle:
  As previously reported...........................      0.22       0.24        0.24     (2.00)
  Adjustment (c)..................................        ---        ---         ---      1.40
  As restated.....................................       0.22       0.24        0.24     (0.60)

Net income (loss):
   As previously reported.........................       0.22       0.24        0.24     (2.01)
   Adjustment (c).................................        ---        ---         ---      1.40
   As restated....................................       0.22       0.24        0.24     (0.61)




(a) The results for the fourth quarter 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles and a $7.9 million loss on sale of business. See Note 1.
(b) The results for the fourth quarter 1997 were impacted by a $38.7 million charge for purchased research and development and a $5.2 million write-off of goodwill. See Note 1.
(c) In previously issued financial statements, the Company recorded charges for acquired in-process technology of $125.2 million in the fourth quarter 1997 in connection with the acquisitions of Open Development Corporation and Wireless Access, Inc. In response to recent communications from the Securities and Exchange Commission, the Company has reduced the amount of charges for acquired in-process technology to $38.7 million in the fourth quarter 1997. These reductions have been reallocated to goodwill, and the Company's financial statements have been restated to reflect the adjustments to amortization expense in the fourth quarter of 1997 and the first three quarters of 1998. See Note 1.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE


None.


                                           PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "EXECUTIVE OFFICERS OF THE REGISTRANT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements,"
"COMPENSATION--Compensation Committee Interlocks and Insider Participation," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 1999.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE




(i) Financial Statements                                                                         Page
  Report of Ernst & Young LLP Independent Auditors..........................................     25
  Consolidated Balance Sheets at December 31, 1998 and 1997.................................     26
  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996     27
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
    1997 and 1996............................................................................    28
  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996     29
  Notes to Consolidated Financial Statements.................................................    31

(ii)  Supplemental Schedules:

  (For the years ended December 31, 1998, 1997 and 1996)
  Schedule II - Valuation and Qualifying Accounts...........................................     58

  All other schedules are omitted because they are not applicable or not required.

B.    REPORTS ON FORM 8-K

      None



                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

4.1 Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, File No. 0-15761.

4.2 Amendment, dated January 14, 1999, to the Preferred Shares Rights Agreement dated as of May 21, 1997 incorporated herein by reference to
       Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 14, 1999.

4.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

10.9 Resignation Agreement, dated December 21, 1998, between the Company and Gary B. Smith is filed herewith.*

10.10 Employment Agreement, dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.11 Executive Severance Benefit Agreement, dated May 21, 1997, between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended) , James W. Marion (dated March 31, 1998), Warren K. Neuberger (dated January 14, 1999) and Gary P. Hermansen (dated January 14, 1999) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.12 Consulting Services Agreement, dated November 11, 1998, between the Company and Dan Case is filed herewith.*

10.13 Letter Agreement dated May 26, 1998 between the Registrant and Amir Zoufonoun is filed herewith.*

10.14  Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.15 Glenayre Technologies Management By Objective Plan for the year ended December 31, 1998 was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.*

 10.16 Glenayre Technologies, Inc. Management By Objective Plan for the year ended December 31, 1997 was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.*

10.17 Glenayre 1996 Incentive Stock Plan, as amended April 18, 1997, was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.18 Amendment, dated December 18, 1998, to the Glenayre 1996 Incentive Stock Plan is filed herewith.*

10.19 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.20 Amendment, dated December 18, 1998, to the Glenayre Long-Term Incentive Plan is filed herewith.*

10.21 Credit Agreement, dated October 30, 1998, between Glenayre Electronics, Inc. and NationsBank, N.A., as Agent is filed herewith.

10.22 Credit Agreement, dated October 31, 1997, between Glenayre Electronics, Inc. and NationsBank, N.A. as Agent was filed as Exhibit 10.18 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.#

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


21   Subsidiaries of the Company is filed herewith.

23   Consent of Ernst & Young LLP is filed herewith.

27 Financial Data Schedule for the year ended December 31, 1998. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.







-------------------
*Management Contract

# Indicates that a portion of the document is confidential and has been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)







Column  A                          Column B            Column  C         Column  D         Column E
----------                        ----------           ----------        ---------         --------
                                                        Additions
                                                -----------------------
                                   Balance at    Charged to   Charged to                Balance at
                                   Beginning     Costs and      Other                     End of
    Description                    of Period     Expenses      Accounts    Deductions     Period
    -----------                   ----------    ----------   ----------   ----------   -----------
ACCOUNTS RECEIVABLE - ALLOWANCE
FOR DOUBTFUL ACCOUNTS :
   Year ended December 31, 1998       $4,542        $1,187         $806         $705       $5,830
   Year ended December 31, 1997        4,527         1,155        1,192        2,332        4,542
   Year ended December 31, 1996        4,072           878            5          428        4,527


NOTES RECEIVABLE - FAIR
MARKET VALUATION ALLOWANCE:
   Year ended December 31, 1998            4         1,095          ---          ---        1,099
   Year ended December 31, 1997          322          ----         (318)         ---            4
   Year ended December 31, 1996          394           (73)         ---          ---          322


NOTES RECEIVABLE - ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
   Year ended December 31, 1998        4,038          (439)         881          102        4,378
   Year ended December 31, 1997          ---           120        3,918(1)       ---        4,038

VALUATION ALLOWANCE ON
   INVENTORIES:
   Year ended December 31, 1998        5,511         5,701         (292)        4,077        6,843
   Year ended December 31, 1997        4,365         2,476        1,037         2,367        5,511
   Year ended December 31, 1996        4,705         1,904          ---         2,244        4,365







 (1)Includes amounts reclassified from previously established accrued liabilities and reserves and collected fee offsets.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                   GLENAYRE TECHNOLOGIES, INC.


                                   By_/s/ Ramon D. Ardizzone_______
                                     Ramon D. Ardizzone
                                     CHAIRMAN OF THE BOARD, PRESIDENT,
                                     CHIEF EXECUTIVE OFFICER AND DIRECTOR



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999:


/s/ Ramon D. Ardizzone                                    /s/ Donald S. Bates
------------------------                                  ----------------------
Ramon D. Ardizzone                                        Donald S. Bates
CHAIRMAN OF THE BOARD, PRESIDENT,                         DIRECTOR
CHIEF EXECUTIVE OFFICER AND DIRECTOR

                                                          /s/ Peter W. Gilson
                                                          ----------------------
                                                          Peter W. Gilson
/s/ Stanley Ciepcielinski                                 DIRECTOR
 -------------------------
Stanley Ciepcielinski
EXECUTIVE VICE PRESIDENT, CHIEF OPERATING OFFICER,
CHIEF FINANCIAL OFFICER, (PRINCIPAL FINANCIAL OFFICER),
TREASURER AND DIRECTOR                                    /s/ John J. Hurley
                                                          ----------------------
                                                          John J. Hurley
                                                          DIRECTOR

/s/ Billy C. Layton
--------------------------
Billy C. Layton                                           /s/ Stephen P. Kelbley
VICE PRESIDENT ,CONTROLLER,                               ----------------------
SECRETARY AND CHIEF ACCOUNTING OFFICER                    Stephen P. Kelbley
(PRINCIPAL ACCOUNTING OFFICER)                            DIRECTOR


/s/ Clarke H. Bailey                                      /s/ Horace H. Sibley
--------------------------                                ----------------------
Clarke H. Bailey                                          Horace H. Sibley
DIRECTOR                                                  DIRECTOR

Exhibit
Number                                Description
------                                -----------

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

4.2 Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, File No. 0-15761.

4.3 Amendment, dated January 14, 1999, to the Preferred Shares Rights Agreement dated as of May 21, 1997 incorporated herein by reference to
        Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 14, 1999.

4.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

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

10.9 Resignation Agreement, dated December 21, 1998, between the Company and Gary B. Smith is filed herewith.*

10.10 Employment Agreement, dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.11 Executive Severance Benefit Agreement, dated May 21, 1997, between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as
        Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended) , James W. Marion (dated March 31, 1998), Warren K. Neuberger (dated January 14, 1999) and Gary P. Hermansen (dated January 14, 1999) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.12 Consulting Services Agreement, dated November 11, 1998, between the Company and Dan Case is filed herewith.*

10.13 Letter Agreement dated May 26, 1998 between the Registrant and Amir Zoufonoun is filed herewith.*

10.14   Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.15 Glenayre Technologies Management By Objective Plan for the year ended December 31, 1998 was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.*

10.16 Glenayre Technologies, Inc. Management By Objective Plan for the year ended December 31, 1997 was filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.*

10.17 Glenayre 1996 Incentive Stock Plan, as amended April 18, 1997, was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.18 Amendment, dated December 18, 1998, to the Glenayre 1996 Incentive Stock Plan is filed herewith.*

10.19 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.20 Amendment, dated December 18, 1998, to the Glenayre Long-Term Incentive Plan is filed herewith.*

10.21 Credit Agreement, dated October 30, 1998, between Glenayre Electronics, Inc. and NationsBank, N.A., as Agent is filed herewith.

10.22 Credit Agreement, dated October 31, 1997, between Glenayre Electronics, Inc. and NationsBank, N.A. as Agent was filed as Exhibit 10.18 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.#

21      Subsidiaries of the Company is filed herewith.

23      Consent of Ernst & Young LLP is filed herewith.

27 Financial Data Schedule for the year ended December 31, 1998. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.

--------------------
*Management Contract

# Indicates that a portion of the document is confidential and has been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material.