Form 10-Q
period 1999-03-31
GLENAYRE TECHNOLOGIES INC
filed 1999-04-30
CIK 808918

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

            For the transition period from            to
                                           ----------    ------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  DELAWARE                        98-0085742
         -------------------------------        ---------------------
         (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)          Identification No.)



        5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA                     28209
       -------------------------------------------------               ---------
             (Address of principal executive offices)                   Zip Code


                                 (704) 553-0038
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


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


  The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at April 27, 1999 was 62,161,151 shares.


--------------------------------------------------------------------------------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                                      INDEX



Part I - Financial Information:

     Item 1.  Financial Statements                                                          Page
                 Independent Accountants' Review Report......................................3

                 Condensed Consolidated Balance Sheets as of
                    March 31, 1999 (Unaudited) and December 31, 1998.........................4

                 Condensed Consolidated Statements of Operations for the
                    three months ended March 31, 1999 and 1998 (Unaudited)...................5

                 Condensed Consolidated Statement of Stockholders' Equity
                    for the three months ended March 31, 1999 (Unaudited)....................6

                 Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1999 and 1998 (Unaudited)...................7

                 Notes to Condensed Consolidated Financial Statements (Unaudited)............8

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................12


Part II - Other Information:

        Item 6.  Exhibits and Reports on Forms 8-K..........................................18


GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 1999 and 1998, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 1999 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                                     Ernst & Young LLP

Charlotte, North Carolina
April  22, 1999

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          March 31, 1999      December 31, 1998
                                                      --------------------   --------------------
                                                            (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents..........................           $23,596                $12,283
    Accounts receivable, net...........................           120,140                153,773
    Notes receivable...................................            22,210                 12,810
    Inventories........................................            39,478                 46,502
    Deferred income taxes..............................            17,885                 15,906
    Prepaid expenses and other current assets..........             6,210                  5,630
                                                                 --------               --------
            Total current assets.......................           229,519                246,904
Notes receivable, net..................................            58,285                 69,041
Property, plant and equipment, net.....................           107,854                109,661
Goodwill...............................................           116,677                119,626
Deferred income taxes..................................             9,481                 5,679
Other assets...........................................            10,494                10,884
                                                                 --------              ---------
TOTAL ASSETS...........................................          $532,310               $561,795
                                                                 ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...................................           $15,758                $31,968
    Accrued liabilities................................            48,476                 60,258
    Other current liabilities..........................               170                    206
                                                                 --------              ---------
         Total current liabilities.....................            64,404                 92,432
Other liabilities......................................             7,155                  7,210
Stockholders' Equity:
   Preferred stock, $.01 par value; 5,000,000 shares
      Authorized, no shares issued and outstanding.....               ---                    ---
   Common stock, $.02 par value; authorized: 200,000,000
     shares; outstanding: March 31, 1999 - 62,159,403
     shares; December 31, 1998 - 62,064,290 shares.....             1,243                  1,241
   Contributed capital.................................           343,444                343,251
   Retained earnings...................................           116,064                117,661
                                                                  -------                -------
      Total stockholders' equity.......................           460,751                462,153
                                                                  -------                -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............          $532,310               $561,795
                                                                 ========               ========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                          ---------------------------------------
                                                                1999                  1998
                                                          ------------------    -----------------

NET SALES..............................................             $70,021              $94,533
                                                                    -------              -------
COSTS AND EXPENSES:
      Cost of sales....................................              38,081               45,764
      Selling, general and administrative expense......              21,575               25,313
      Research and development expense.................              11,663               14,193
      Depreciation and amortization expense............               8,614                9,377
                                                                      -----                -----
            Total Costs and Expenses...................              79,933               94,647
                                                                     ------               ------
LOSS FROM OPERATIONS...................................             (9,912)                (114)
                                                                    --------            --------


OTHER INCOME (EXPENSES):
       Interest income.................................               2,603                2,357
       Interest expense................................                (215)                (166)

      Other, net.......................................                  37                  (96)
                                                                   --------             --------
             Total Other Income (Expenses), net........               2,425                2,095
                                                                 ----------           ----------


INCOME (LOSS) BEFORE INCOME TAXES......................             (7,487)                1,981
PROVISION  (BENEFIT) FOR INCOME TAXES..................             (5,890)                1,860
                                                                  ---------             --------
NET INCOME (LOSS)......................................           $ (1,597)                $ 121
                                                                  =========            =========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON SHARE.........................................            $ (0.03)               $ 0.00
                                                                   ========               ======
NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION....................................            $ (0.03)               $ 0.00
                                                                   ========               ======





            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)



                                                                                          Total
                                     Common Stock         Contributed    Retained     Stockholders'
                                  Shares      Amount        Capital       Earnings          Equity
                                  --------    --------    ------------    ---------   ---------------
Balances, December 31, 1998........62,064    $1,241       $343,251      $117,661        $462,153

Net Loss...........................                                      (1,597)          (1,597)


Stock options exercised............    95         2            161                           163

Tax benefit of stock options
   exercised.......................                             32                            32
                                   --------  --------    ---------      --------        --------


Balances, March 31, 1999.......     62,159     1,243      $343,444      $116,064        $460,751
                                   ========  ========    =========      ========        ========


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                  Three Months Ended March 31,
                                                                ---------------------------------
                                                                   1999                 1998
                                                               -------------        -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................          $14,976             $17,814
                                                               -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment..........          (3,791)              (8,410)

      Proceeds from sale of equipment.....................              25                  149
                                                               -------------        -------------

            Net cash used in investing activities.........          (3,766)              (8,261)
                                                               -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities........................             (60)              (2,638)

      Issuance of common stock............................             163                1,649
                                                               -------------        -------------
      Net cash provided by (used in) financing
activities................................................             103                 (989)
                                                               -------------        -------------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS.........................................           11,313               8,564

CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD...........................................           12,283              21,076
                                                               -------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................          $23,596             $29,640
                                                               =============        =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest.............................................            $ 218               $  99

     Income taxes.........................................            1,392               1,909




            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.



1.    INVENTORIES

                                            March 31,       December 31,
Inventories consist of:                         1999              1998
                                           -------------     --------------

Raw materials.........................           $22,326          $26,046
Work-in-process.......................            10,963           11,818
Finished goods...........................          6,189            8,638
                                                   -----            -----
                                                 $39,478          $46,502
                                                 =======          =======

2.    GOODWILL

Goodwill is shown net of accumulated amortization of $32.0 million and $29.1 million at March 31, 1999 and December 31, 1998, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


3.    INCOME TAXES

      The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                     1999               1998
                                                 --------------    -------------

 Income tax provision at U.S. statutory rate..       $(2,620)              $693
 Reduction in valuation allowance of net
   operating losses of acquired business......        (3,983)              ---
 Foreign taxes at rates other than U.S.
    statutory rate............................          (133)              (175)
 State taxes (net of federal benefit).........          (239)              (195)
 U.S. Research and Experimentation Credits               (80)               (84)

 Benefit from Foreign Sales Corporation.......           (40)               ---
 Non-deductible goodwill amortization.........         1,205              1,621
                                                       -----              -----

 Income tax provision (benefit)...............       $(5,890)            $1,860
                                                     ========            ======

      The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 1999 will be fully realized.

4.     INCOME (LOSS) PER COMMON SHARE


The following table sets forth the computation of income per share:

                                                      Three Months Ended
                                                          March 31,
                                                     ---------------------
                                                       1999        1998
                                                     ----------   --------
Numerator:
    Net income (loss)...............................  $(1,597)        $121

Denominator:
    Denominator for basic income per share -
      weighted average shares.......................   62,116       60,906

Effect of dilutive securities:
    stock options...................................     ___         2,364
                                                      ---------      -----


Denominator for diluted income per share-adjusted
    weighted average shares and assumed conversions.    62,116      63,270
                                                     ==========   =========

Net income (loss) per weighted average common share.  $  (0.03)      $0.00
                                                      =========    =========

Net income (loss) per common share - assuming
     dilution.......................................  $  (0.03)       $0.00
                                                      =========    =========

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


5.  BUSINESS RESTRUCTURING

During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees from the Vancouver, B.C., Charlotte, N.C. and Quincy, IL. facilities, exiting costs from the Blaine, WA. leased facility and asset impairment charges for leasehold improvements located at the Blaine, WA. leased facility. Included in the first quarter charge are the following expenses: (i) approximately $1.1 million for severance and outplacement of terminated employees; (ii) approximately $330,000 for costs associated with exiting a leased facility and (iii) approximately $170,000 for the write-off of leasehold improvements.

The total pre-tax charge for the first quarter 1999 restructuring and the exiting of the leased facility was recorded as approximately $180,000 to cost of sales and approximately $1.4 million to selling, general and administrative expenses.

During the first quarter ended March 31, 1999, the Company paid approximately $800,000 of the first quarter 1999 restructuring charge in cash. The cash payments relate primarily to employee termination costs.

Additionally, the Company recorded during the fourth quarter of 1998 a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements.

During the first quarter of 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $350,000 due to less than anticipated terminated employee outplacement fees and severance costs at its Norwood, Massachusetts facility offset partially by more than anticipated severance costs at other locations. This $350,000 pre-tax credit adjustment for the 1998 restructuring was recorded as approximately $10,000 to cost of sales, $140,000 to selling, general and administrative expenses and $200,000 to research and development expenses.

As of March 31, 1999, the Company has paid a total of approximately $3.7 million cash payments related to the fourth quarter 1998 restructuring ($2.6 million in the first quarter of 1999) primarily for employee termination costs and early termination fees for the Norwood, Massachusetts leased facility. Additionally, the Company recorded a non-cash charge of approximately $1.4 million related to an asset write-down and other adjustments in the fourth quarter of 1998.

As of March 31, 1999 the Company had approximately $600,000 and $1.4 million accrued related to restructuring costs for the first quarter of 1999 and fourth quarter of 1998, respectively. Management believes the remaining reserves for business restructuring are adequate to complete its plan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


6.      SEGMENT REPORTING


                                                 Three Months Ended
                                                      March 31,
                                          -------------------------------
                                             1999                  1998
Segment Net Sales                         ---------             --------
Paging..................................    $45,204               $72,144
Mobile and Fixed Networks...............     16,107                16,135
Microwave Communication.................      8,710                 6,254
                                            --------             ---------
Total...................................    $70,021                $94,533
                                            =======                =======


                                                 Three Months Ended
                                                     March 31,
                                           --------------------------------
                                               1999                  1998
Segment Income (loss)                      ---------              ---------
Paging..................................     $(4,482)                $9,790
Mobile and Fixed Network................      (1,464)                (5,776)
Microwave Communication.................         590                    (66)
Corporate activities....................      (4,556)                (4,062)
Interest Income (Expense), net..........       2,388                  2,191
Other Income (Expense)..................          37                    (96)
                                              -------              ---------

Income (loss) before income taxes.......     $(7,487)                $1,981
                                            ========                 =======

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communication systems throughout the world specifically focused in three primary marketing areas: (i) paging products including infrastructure equipment from its Wireless Messaging Group ("WMG") and Wireless Access two-way paging devices, (ii) mobile and fixed network products from its Integrated Network Group ("ING") including voice mail systems and database management systems providing applications for calling cards, and (iii) microwave communications from its Western Multiplex Group.

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX") allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of April 1999, an acceptable purchase agreement had not been negotiated. However, the Company expects to pursue divesting this business over time.


RESULTS OF OPERATIONS


The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                  Three Months Ended
                                                       March 31,
                                                 ----------------------
                                                   1999         1998
                                                 ----------    --------
Net sales.......................................     100.0%       100.0%
Cost of sales...................................      54.4         48.4
                                                    ------      --------
    Gross profit ...............................      45.6         51.6
Operating expenses:
    Selling, general and administrative.........      30.8         26.8
    Research and development....................      16.7         15.0
    Depreciation and amortization...............      12.3          9.9
                                                 ---------     ---------
        Total operating expenses................      59.2         51.7
                                                 ----------     --------
Loss from operations ...........................     (14.2)        (0.1)

Interest, net...................................       3.4          2.3
Other, net......................................       0.1          0.1
                                                    -------      --------
Income (loss) before income taxes...............     (10.7)         2.1
Provision (benefit) for income taxes...........       (8.4)         2.0
                                                    -------     ---------

Net income (loss)...............................      (2.3)%        0.1%
                                                   ==========    =========

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                                 Three Months Ended
                                                     March 31,
                                               -----------------------
                                                 1999          1998
                                               ---------      --------
(IN THOUSANDS)

Paging products ..........................       $45,204       $72,144
Mobile and fixed network products ........        16,107        16,135
Microwave communication...................         8,710         6,254
                                                  -------      --------
                                                 $70,021       $94,533
                                                ==========   ==========
(PERCENTAGE OF NET SALES)

Paging products ..........................           65%            76%

Mobile and fixed network products ........           23             17

Microwave communication...................           12              7
                                                  -------       --------
                                                    100%            100%
                                               ===========    ===========



THREE-MONTH PERIOD ENDED MARCH 31, 1999 AND 1998

NET SALES. Net sales for the three months ended March 31, 1999 decreased 25.9% to $70.0 million as compared to $94.5 million for the three months ended March 31, 1998. International sales were approximately $29.9 million for the three months ended March 31, 1999 as compared to approximately $44.6 million for the three months ended March 31, 1998 and accounted for 43% and 47% of net sales for the three months ended March 31 1999 and 1998, respectively. The decline in paging infrastructure sales can be attributed to several factors including the continued weakness in world financial markets (Asian economies and Brazil devaluation) and the Company's major customers reevaluation of their plans to raise capital for paging infrastructure buildout.

Sales to separate single customers totaled approximately 10% and 14% of net sales for the three-month periods ended March 31, 1999 and 1998, respectively. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

GROSS PROFIT. Gross profit was 46% and 52% for the three-month periods ended March 31, 1999 and 1998, respectively. The decline in margins for 1999 is primarily due to a lower sales volume of paging infrastructure equipment and significant charges for rework through mid February 1999 on the Company's paging devices produced. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $21.6 million and $25.3 million for the three-month periods ended March 31, 1999 and 1998, respectively. The decline in selling, general and administrative expenses is due primarily to the following: (i) reduction in the accruals for management and employee incentive bonus programs due to less than anticipated operating results in the first quarter of 1999, (ii) reduction in direct employee expenses due to the fourth quarter 1998 restructuring which included a reduction of approximately 140 employees, (iii) reduction in other employee related costs including hiring, moving and travel expenses due to

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


reduced headcount and a reduction in the expense level of international travel and (iv) reduction in expenses due to the sale of the Company's network management business in the fourth quarter of 1998. These reductions are being partially offset by restructuring charges incurred in the first quarter of 1999 for additional employee termination benefits, asset impairment charges and exiting costs of a leased facility and integration costs incurred for the transition of operations related to the Company's database management system products to its Atlanta facility.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $11.7 million and $14.2 million for the three months ended March 31, 1999 and 1998, respectively. The decline in research and development expenses is due primarily to restructuring charges recorded in the first quarter of 1998 for the consolidation of the Company's paging research and development efforts into one location, the reduction in management and employee incentive plan bonus program expenses due to less than anticipated operating results in the first quarter of 1999 and a reduction of direct employee related expenses due to the fourth quarter 1998 restructuring reduction of headcount. These decreases are being offset partially by integration costs incurred for the transition of operations related to the Company's database management system products to its Atlanta facility. The Company relies on its research and development programs for new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $8.6 million and $9.4 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in expenses for the three-month periods ended March 31, 1999 are a result of (i) the sale of the Company's network management business in the fourth quarter of 1998 and (ii) the write-off of goodwill related to the 1997 acquisition of Open Development Corporation and other fixed and intangible assets in the fourth quarter of 1998, partially offset by a new operating business system becoming operational in April 1998.

INTEREST INCOME, NET. Interest income, net was $2.4 million and $2.2 million for the three-month periods ended March 31, 1999 and 1998, respectively. The Company expects that the level of interest income, net in 1999 will vary in accordance with the level of secured debt financing commitments issued by Glenayre and used by its customers.

PROVISION FOR INCOME TAXES. The effective tax rates for the three months ended March 31, 1999 and 1998 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) the reduction in the valuation allowance related to net operating losses ("NOLs") of an acquired business, (ii) nondeductible goodwill, (iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1999 compared to 1998 is primarily the result of nondeductible goodwill amortization as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 1999, Glenayre's principal sources of liquidity included $23.6 million of cash and cash equivalents and a $50 million bank line of credit that expires on October 30, 1999. Borrowings under the line of credit during the three months ended March 31, 1999 ranged from $10.0 million to $17.5 million with no borrowings as of March 31, 1999. The Company was not in compliance with certain debt covenants related to the bank line of credit as of March 31, 1999,

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



which make the line unavailable at thatdate. The Company is currently requesting, and expects to receive, waivers ofthese events of noncompliance. However, there can be no assurance that thelending banks will grant the waivers. Accounts receivable decreased $33.6 million from year end 1998 primarily due to lower sales volume for the three months ended March 31, 1999.

Approximately $49 million or 57% of the gross notes receivable balance of $86 million as of March 31, 1999 consisted of receivables from one customer which has a limited operating history, is highly leveraged and is engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advanced voice and text paging. This customer is privately owned and is in weak financial condition due to continued operating losses. This customer's ability to complete its network buildout and continue ongoing operations is dependent on continued financing support from its vendors and financial institutions and its ability to access other capital markets. As of March 31, 1999, the principal due dates of the amounts owing from this customer range from March 2000 to December 2002. A March 1999 industry publication article stated that this customer confirmed it had recently conducted a series of layoffs as part of a "strategic refocus". The article further stated that the layoffs have raised questions regarding this customer's financial condition. An estimate of the range of possible losses related to the collectibility of the receivables from this customer cannot currently be made by the Company. Due to the factors cited, it is at least reasonably possible that a change in the estimate of the collectibility of receivables from this customer could occur in the near term which would have a significant impact on the Company's results of operations.

Accounts payable decreased at March 31, 1999 compared to December 31, 1998 primarily as a result of payment cycle, timing differences, and decreased inventory purchases. Accrued expenses at March 31, 1999 decreased from year end 1998 primarily due to accrual reductions in (i) customer deposits, (ii) restructuring, (iii) long-term projects, (iv) income taxes payable and (v) employee incentive and management bonus programs.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. As of March 31, 1999, no shares had been repurchased under the 1996 program.

On April 20, 1999, the Company and Motorola Inc. ("Motorola") announced the signing of a Memorandum of Understanding ("MOU") with the intent to enter into a definitive license agreement that would enable Glenayre to manufacture and sell all or part of Motorola's paging infrastructure products. Both companies are expected to contribute to an initial joint development fund of $5 million to promote the global market for two-way paging. This fund is in addition to each company's independent research and development activities.

On April 21, 1999, the Company and Solectron Corporation jointly announced the signing of a letter of intent for Solectron to acquire Glenayre's radio frequency ("RF") design and manufacturing assets in Quincy, Illinois, and to assume responsibility for the manufacture of Glenayre's one- and two-way RF paging infrastructure equipment. Terms of the agreement are expected to be negotiated over the next several months.

The Company expects to use its cash and cash equivalents and bank line of credit for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At March 31, 1999, the Company had agreements to finance and arrange financing for approximately $82 million of paging and voice mail

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



products. Further, at March 31, 1999, the Company had committed, subject to customers meeting certain conditions and requirements, to finance approximately $6 million for similar systems. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If used, the financing arrangements will be secured by the equipment sold by Glenayre.

During 1997, Glenayre began the construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. The total cost of the expansion was expected to be approximately $19 million and was to be paid throughout the construction period in 1998 and 1999. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at an estimated total cost of $11.7 million. Approximately $6.3 million and $1.8 million paid toward architecture, engineering and construction costs related to the new expansion are included in capital expenditures for the year ended December 31, 1998 and the period ended March 31, 1999, respectively. Commitments of approximately $1.8 million relating to the termination of the construction contract are included in the estimated $2.7 million total costs to complete.

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

As of March 31, 1999, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $33 million related to the 1997 acquisitions of ODC and WAI. However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 1999 or future periods.

The Company has recorded a deferred tax asset of $27 million, net of a valuation allowance of $13 million, at March 31, 1999, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



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

The Company's information technology remediation efforts related to internal operating systems is complete for the Charlotte, Quincy, Vancouver, Atlanta and Santa Clara facilities. The Company has also prioritized and completed the significant steps of its non-information technology systems plan. The Company's remaining remediation efforts relate to non-information technology systems and products which are expected to be completed during fiscal 1999. If the Company's remaining remediation efforts are not completed on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations and customers.

Based upon the remediation efforts completed, the Company does not believe a formal contingency plan will be required. Individual locations or business units will develop informal contingency plans in the event that they do not expect to be fully Year 2000 compliant within the current time estimates. To date, the cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. The total expenditures as of March 31, 1999 to remediate the Company's Year 2000 issues, inclusive of its ongoing systems initiatives is approximately $300,000 and is related primarily to product Year 2000 readiness assessments and minor infrastructure upgrades. 1999 expenditures are not expected to exceed $500,000. The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

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

MARKET RISKS. The Company is subject to market risk from interest rate and foreign currency fluctuation experienced in the normal course of business. However, the Company has determined that its exposure to such market risks is not material.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company's Form 10-K, Annual Report to Stockholders, Form 10-Q's and Form 8-K's and other written or oral statements made by or on behalf of the Company may include forward-looking statements reflecting the Company's current views with respect to future events and financial performance.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------



                           PART II - OTHER INFORMATION


ITEMS 1 THROUGH 5 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits



     Exhibit 10.1 Services Agreement, dated February 15, 1999, between the Company and Ramon D. Ardizzone.


     Exhibit 10.2   Severance   Agreement,  dated    February,  15,  1999,
                    between the Company and Eugene C. Pridgen.

     Exhibit 10.3 Glenayre Technologies Management By Objective Plan - Corporate Plan for the year ending December 31, 1999.


     Exhibit 10.4 Glenayre Technologies Management By Objective Plan - Business Segment Plan for the year ending December 31, 1999.



     Exhibit 10.5 Glenayre Technologies Management By Objective Plan - Glenayre Western Multiplex Plan for the year ending December 31, 1999.


     Exhibit 15 Letter regarding unaudited interim financial information.

     Exhibit 27 Financial Data Schedule. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed fo purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

     Exhibit 99     Cautionary statement under safe harbor
                    provisions of the Private Securities Litigation Reform Act of 1995.

 (b)   Reports on Form 8-K

             During the three months ended March 31, 1999, the Company filed a Current Report on Form 8-K dated January 14, 1999. Under Item 5 the Company reported that the Preferred Shares Rights Agreement dated May 21, 1997 (the "Rights Agreement") had been amended to provide special provisions with respect to the State of Wisconsin Investment Board ("SWIB"). This special provision excludes SWIB from the definition of Acquiring Person under the Rights Agreement until such time as SWIB becomes the Beneficial Owner of a percentage of the Common Shares of the Company then outstanding which equals or exceeds 20%.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Glenayre Technologies, Inc.
                                                -----------------------------
                                                        (Registrant)




                                                /s/ Stanley Ciepcielinski
                                                -----------------------------
                                                Stanley Ciepcielinski
                                                Executive Vice President,
                                                Chief Operating Officer and
                                                Chief Financial Officer
                                                (Principal Financial Officer)




                                                /s/ Billy C. Layton
                                                -----------------------------
                                                Billy C. Layton
                                                Vice President, Controller,
                                                Secretary and Chief
                                                Accounting Officer
                                                (Principal Accounting Officer)



Date:  April 30, 1999