Form 10-Q
period 1999-06-30
GLENAYRE TECHNOLOGIES INC
filed 1999-07-30
CIK 808918

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended   June 30, 1999
                                       ------------------


               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to
                                        ---------    -----------

                  Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
                ------------------------------------------------------
                    (Exact Name of Registrant as Specified in Its
                                      Charter)


                           DELAWARE                  98-0085742
                    ------------------------      ------------------
                    (State or Other               (I.R.S. Employer
                    Jurisdiction of               Identification
                    Incorporation or              No.)
                    Organization)

      5935 Carnegie Blvd., Charlotte, North Carolina              28209
      ------------------------------------------------           -------
              (Address of principal executive offices)           Zip Code

                                   (704) 553-0038
                     ----------------------------------------------
               (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
          -----------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been
  subject to such filing requirements for the past 90 days.  Yes[X]   No[ ]



  The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at July 28, 1999 was 62,189,438 shares.
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                      INDEX



Part I - Financial Information:

      Item 1.    Financial Statements

                                                                                   Page
                                                                                   ----


              Independent Accountant's Review Report................................3

              Condensed Consolidated Balance Sheets as of
                 June 30, 1999 (Unaudited) and December 31, 1998....................4

              Condensed Consolidated Statements of Operations for the three months ended June 30, 1999 and 1998 (Unaudited)....................5

              Condensed Consolidated Statements of Operations for the
                  six months ended June 30, 1999 and 1998 (Unaudited)...............6

              Condensed Consolidated Statement of Stockholders' Equity
                 for the six months ended June 30, 1999 (Unaudited).................7

              Condensed Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1999 and 1998 (Unaudited)................8

              Notes to Condensed Consolidated Financial Statements (Unaudited)......9

      Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................15


Part II - Other Information:

      Item 4.    Submission of Matters to a Vote of Security Holders...............22

      Item 6.    Exhibits and Reports on Forms 8-K.................................22

--------------------------------------------------------------------------------
                                        2

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations for the three-month periods and six-month periods ended June 30, 1999 and 1998, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 1999 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                      Ernst & Young LLP

Charlotte, North Carolina
July 20, 1999


--------------------------------------------------------------------------------
                                       3

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                    December 31,
                                                 June 30, 1999         1998
                                                -------------- -----------------
                                                 (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents.................        $21,413            $12,283
    Restricted cash...........................          4,996                ---
    Accounts receivable, net..................        101,993            153,773
    Notes receivable..........................         11,381             12,810
    Inventories...............................         30,973             46,502
    Deferred income taxes.....................         22,089             15,906
    Prepaid expenses and other current assets.          5,149              5,630
                                                     --------           -------
         Total current assets.................        197,994            246,904
Notes receivable, net.........................          3,639             58,724
Property, plant and equipment, net............        105,288            109,661
Goodwill......................................        113,703            119,626
Deferred income taxes.........................         35,396             5,679
Other assets..................................         11,324             21,201
                                                    ---------           --------
TOTAL ASSETS..................................       $467,344           $561,795
                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable..........................        $16,201            $31,968
    Accrued liabilities.......................         44,604             60,258
    Other current liabilities.................            123                206
                                                     --------           --------
         Total current liabilities............         60,928             92,432
Other liabilities.............................          6,937              7,210
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000
         shares authorized, no shares issued
         and outstanding......................           ---                 ---
   Common stock, $.02 par value; authorized:
         200,000,000 shares; outstanding:
         June 30, 1999 - 62,180,506 shares;
         December 31, 1998 - 62,064,290
         shares...............................          1,243              1,241
   Contributed capital........................        343,513            343,251
   Retained earnings..........................         54,723            117,661
                                                     --------          ---------
         Total stockholders' equity...........        399,479            462,153
                                                      -------          ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....      $467,344           $561,795
                                                     ========          =========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain December 31, 1998 amounts have been reclassified to conform with the June 30, 1999 presentation.

            See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                       4

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                   (unaudited)


                                                       Three Months Ended
                                                            June 30,
                                                --------------------------------
                                                     1999              1998
                                                --------------   ---------------

NET SALES.....................................         $62,065          $81,881
                                                       --------         --------
COSTS AND EXPENSES:
      Cost of sales...........................          38,280           40,255
      Selling, general and administrative
          expense.............................          21,684           25,051
      Provision for doubtful receivables......          64,855           (1,405)
      Research and development expense........          11,820           11,864
      Depreciation and amortization expense...           8,455           10,060
      Unrealized loss on subordinated notes...           8,100              583
                                                       --------         --------
         Total Costs and Expenses.............         153,194           86,408
                                                       --------         --------
LOSS FROM OPERATIONS..........................         (91,129)          (4,527)
                                                       --------         --------
OTHER INCOME (EXPENSES):
       Interest income........................             958            1,859
       Interest expense.......................             (51)             (79)
       Other, net.............................            (495)            (215)
                                                       --------         --------
         Total Other Income (Expenses), net...             412             1,565
                                                       --------         --------

LOSS BEFORE INCOME TAXES......................         (90,717)          (2,962)
PROVISION (BENEFIT) FOR INCOME TAXES..........         (29,376)              43
                                                       --------         --------
NET LOSS......................................         $(61,341)        $(3,005)
                                                       =========       =========
NET LOSS PER WEIGHTED AVERAGE
   COMMON SHARE...............................        $   (0.99)        $ (0.05)
                                                      ==========       =========
NET LOSS PER COMMON SHARE -
      ASSUMING DILUTION.......................        $   (0.99)        $ (0.05)
                                                      ==========       =========





            See notes to condensed consolidated financial statements




--------------------------------------------------------------------------------
                                       5

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share amounts)
                                   (unaudited)

                                                        Six Months Ended
                                                            June 30,
                                               ---------------------------------
                                                     1999              1998
                                               ---------------   ---------------

NET SALES.....................................        $132,086         $176,414
                                                      --------         --------
COSTS AND EXPENSES:
      Cost of sales...........................          76,361           86,019
      Selling, general and administrative
         expense..............................          42,870           50,376
      Provision for doubtful receivables......          65,244           (1,417)
      Research and development expense........          23,483           26,057
      Depreciation and amortization expense...          17,069           19,437
      Unrealized loss on subordinated notes...           8,100              583
                                                      ---------        ---------
         Total Costs and Expenses.............         233,127          181,055
                                                      ---------        ---------
LOSS FROM OPERATIONS..........................        (101,041)          (4,641)
                                                      ---------        ---------
OTHER INCOME (EXPENSES):
       Interest income........................           3,561            4,216
       Interest expense.......................            (266)            (245)
       Other, net.............................            (458)            (311)
                                                      ---------        ---------
         Total Other Income (Expenses), net...           2,837            3,660
                                                      ---------        ---------
LOSS BEFORE INCOME TAXES......................        (98,204)             (981)
PROVISION (BENEFIT) FOR INCOME TAXES..........        (35,266)            1,903
                                                      ---------        ---------
NET LOSS......................................       $(62,938)          $(2,884)
                                                     =========         =========
NET LOSS PER WEIGHTED AVERAGE
   COMMON SHARE...............................       $  (1.01)          $ (0.05)
                                                    ==========         =========
NET LOSS PER COMMON SHARE -
   ASSUMING DILUTION..........................       $  (1.01)          $ (0.05)
                                                    ==========          ========


             See notes to condensed consolidated financial statements




--------------------------------------------------------------------------------
                                       6

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)





                                                                                            Total
                                              Common Stock     Contributed   Retained   Stockholders'
                                            Shares    Amount     Capital     Earnings        Equity
                                            -------   -------  ------------  ---------  -------------

Balances, December 31, 1998..............    62,064    $1,241     $343,251    $117,661     $462,153

Net Loss.................................                                      (62,938)     (62,938)

Stock options exercised..................       117         2          193                      195

Tax benefit of stock options exercised...                               69                       69
                                             -------   ------     --------    ---------   ---------
Balances, June 30, 1999.................      62,181   $1,243     $343,513     $54,723     $399,479
                                             =======   =======    ========    =========    =========


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
                                   (unaudited)


                                                     Six Months Ended June 30,
                                                    ----------------------------
                                                       1999             1998
                                                    ------------     -----------



NET CASH PROVIDED BY OPERATING ACTIVITIES........    $16,276            $26,434
                                                     -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of subordinated notes.............     ---               (11,667)
      Purchases of property, plant and equipment.     (7,292)           (16,376)
      Proceeds from sale of equipment...........          66                163
                                                    ---------         ----------
            Net cash used in investing activities     (7,226)           (27,880)
                                                    ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities..............        (115)            (2,724)
      Issuance of common stock..................         195              4,524
                                                    ---------         ----------
            Net cash provided by financing
               activities.......................          80              1,800
                                                    ---------         ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......        9,130               354
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD.................................       12,283            21,076
                                                    ---------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.....       $21,413           $21,430
                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest...................................         $271              $119
     Income taxes...............................        2,315             2,596





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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

1.    Restricted Cash

Restricted cash at June 30, 1999 consisted of term deposits pledged as collateral to secure letters of credit with expiration dates currently from August 1999 through September 2000.

2.    Accounts and Notes Receivables

Accounts receivable consist of:

                                      June 30,    December 31,
                                        1999          1998
                                      --------    -----------

Trade receivables..................   $114,720      $154,342
Retainage receivables..............        261         1,256
Other..............................      2,811         4,005
                                    ------ -----  -----------
                                       117,792       159,603
Less: allowance for doubtful
accounts..........................     (15,799)       (5,830)
                                     -----------  -----------
                                      $101,993      $153,773
                                     ===========  ===========

Trade receivables at June 30, 1999 and December 31, 1998 included unbilled costs and estimated earnings under contracts in the amount of approximately $28 million and $31 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable consist of:

                                      June 30,    December 31,
                                        1999          1998
                                      --------    -----------

Current..........................      $11,381      $12,810
Non-current......................       60,049       62,851
                                      --------    ------------
                                        71,430        75,661
Less: reserves...................      (56,410)       (4,127)
                                     ----------   ------------
                                       $15,020       $71,534
                                     ==========   ============


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (tabular amounts in thousands except per share data)
                                   (unaudited)



The Company's receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter 1999 several customers either (i) sought bankruptcy protection,
(ii) sought debt restructuring from the Company, or (iii) delayed scheduled note payments. Amounts owed on notes, which as of June 30, 1999 were considered impaired, from these customers were approximately $51 million and $52 million at June 30, 1999 and December 31, 1998, respectively. The average amounts of impaired notes during the three-month and six-month periods ended June 30, 1999 was approximately $51 million. The allowance for doubtful accounts on these notes was approximately $51 million and $2.8 million at June 30, 1999 and December 31, 1998, respectively. The increase in the allowance of $48 million was recorded as a charge to operations during the three-month period ended June 30, 1999. Interest income recorded on these notes was $219,000 and $1.7 million during the three-month and six-month periods ended June 30, 1999, respectively. Interest receivable from these notes of approximately $2.3 million was fully reserved as of June 30, 1999. In future periods, interest income on these notes will be recognized only as cash is received. Additionally, during the second quarter 1999, the Company experienced pressures from international customers to extend normal trade receivables payment terms. As a result of all of these occurrences, the Company changed its estimates used to calculate appropriate reserves resulting in additional allowance for doubtful account reserves for accounts and notes receivables of approximately $14 million. These changes in the estimates increased the net loss for the three-month and six-month periods ended June 30, 1999 approximately $42 million, net of tax benefit ($0.67 per share).

3.   Inventories


                                    June 30,       December 31,
Inventories consist of:               1999           1998
                                   ------------   ------------

Raw materials...................      $16,982        $26,046
Work-in-process.................        8,034         11,818
Finished goods..................        5,957          8,638
                                   -----------     ----------
                                      $30,973        $46,502
                                    ==========     =========
4.     Goodwill

Goodwill is shown net of accumulated amortization of $35 million and $29 million at June 30, 1999 and December 31, 1998, respectively.

5.      Other Assets

Included in Other Assets are 9% convertible subordinated notes ("subordinated notes") purchased at a cost of $11.7 million from a customer, in May 1998, as part of an overall financing program. Based on the weak financial condition of the customer, the Company recorded an other than temporary unrealized loss on the subordinated notes in its results of operations for the second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. In the second quarter 1999, the customer filed for bankruptcy protection. As a result, the Company included in its results of operations a further write down of $8.1 million to reflect the expected amount to be realized of $2.2 million upon the conclusion of the bankruptcy proceedings.




--------------------------------------------------------------------------------
                                       10

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


6.     Income Taxes

The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                           Three Months      Six Months Ended
                                          Ended June 30,         June 30,
                                        -------------------  ------------------
                                           1999       1998      1999       1998
                                         --------   -------    -------   -------
Income tax provision at U.S. statutory
     rate.............................   $(31,752)  $(1,036)  $(34,372)   $(343)
Change in valuation allowance.........      1,502       ---     (2,481)    ---
Foreign taxes at rates other than U.S.
   statutory rate.....................       (203)     (197)      (336)    (372)
State taxes (net of federal benefit)..        ---      (361)      (239)    (556)
U.S. Research and Experimentation
   Credits.........................           (80)      ---       (160)     (84)
Benefit from foreign sales
   corporation......................          (40)      ---        (80)     ---
Non-deductible goodwill
    amortization....................        1,197     1,637      2,402    3,258
                                        ---------   --------   -------   -------
Income tax provision (benefit)......     $(29,376)      $43   $(35,266)  $1,903
                                         =========  ========   ========  =======

The Company believes that it is more likely than not that the net deferred tax asset recorded at June 30, 1999 will be fully realized.

7.   Loss per Common Share

     The following table sets forth the computation of loss per share:


                                         Three Months Ended     Six Months Ended
                                              June 30,               June 30,
                                        --------------------    ----------------
                                          1999       1998       1999     1998
                                          ----       ----       ----     ----
Numerator:
    Net loss........................... $(61,341)  $(3,005)   $(62,938) $(2,844)
Denominator:
   Denominator for basic loss per share-
     weighted average shares...........   62,168    61,332     62,142    61,120
Effect of dilutive securities:
     stock options.....................    ---       ---         ---      ---
                                         ------    -------    -------   -------
Denominator for diluted loss per share-
     adjusted weighted average shares
     and assumed conversions...........   62,168    61,332     62,142    61,120
                                         =======    ======     ======   =======
Net loss per weighted average common
     share.............................   $(0.99)   $(0.05)    $(1.01)   $(0.05)
                                         ========  =======    =======   ========
Net loss per common share-assuming
     dilution..........................   $(0.99)   $(0.05)    $(1.01)   $(0.05)
                                          =======  ========   ========  ========

8.      Business Restructuring

     During the second quarter 1999, the Company recorded a pre-tax charge for severance of approximately $1.7 million, of which approximately $1.5 million was paid before June 30, 1999, for a workforce reduction of approximately 200 employees at its Vancouver and Quincy manufacturing facilities. The total pre-tax charge was recorded to cost of sales.


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (tabular amounts in thousands except per share data)
                                   (unaudited)


     During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees from the Vancouver, Charlotte and Quincy facilities, exiting costs from the Blaine, Washington leased facility and asset impairment charges for leasehold improvements located at the Blaine, Washington leased facility. As of June 30, 1999 the Company has paid approximately $900,000 of the first quarter 1999 restructuring charge ($200,000 in the second quarter 1999) primarily for employee termination costs. The reserve balance at June 30, 1999 is approximately $440,000.

     During the fourth quarter 1998, the Company recorded a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements. During the first quarter 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $350,000 due to less than anticipated terminated employee outplacement fees and severance costs at its Norwood, Massachusetts facility offset partially by more than anticipated severance costs at other locations. As of June 30, 1999 the Company has paid a total of approximately $4.9 million of the fourth quarter 1998 restructuring charge ($1.2 million in the second quarter 1999) primarily for employee termination costs, operating facility costs and early termination fees for the Norwood, Massachusetts leased facility. Additionally, the Company recorded a non-cash charge of approximately $1.4 million related to an asset write-down and other adjustments in the fourth quarter 1998. As of June 30, 1999 the Company has approximately $250,000 accrued for the fourth quarter 1998 restructuring costs.

     Management believes the remaining reserves for business restructuring are adequate to complete the above plans.

9.   Segment Reporting

     During the second quarter 1999, the Company made changes to its expense allocations. These changes allocate previously classified corporate activities operating expenses (including depreciation expense) to its Paging, Mobile and Fixed Network and Microwave Communication operating segments. These operating expenses include credit and collections, legal, and information technology services that after further review the Company believes are more directly related to the business segments rather than Corporate activities. Additionally, assets and capital expenditures for property, plant and equipment previously included under Corporate activities for information technology services have been reclassified to the Paging operating segment. The amounts below for segment income (loss), segment assets (and the related depreciation and amortization) and expenditures for property, plant, and equipment have been restated where applicable and presented below to include these changes in operating segment reporting.


                                    Three Months Ended        Six Months Ended
Segment net sales                         June 30,               June 30,
                                       ----------------      -----------------
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Paging.........................      $32,318   $63,590    $77,522    $135,734

Mobile and Fixed Network.......       21,159    11,600     37,267      27,735

Microwave Communication........        8,588     6,691     17,297      12,945
                                     -------   --------  --------   ----------
Total..........................      $62,065   $81,881   $132,086    $176,414
                                     ========  ========  =========  ==========


--------------------------------------------------------------------------------
                                       12

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (tabular amounts in thousands except per share data)
                                   (unaudited)

                                         Three Months
                                            Ended            Six Months Ended
                                           June 30,              June 30,
                                       -----------------     -----------------
                                       1999       1998       1999       1998
                                       ----       ----       ----       ----
Segment income (loss)

Paging...........................   $(91,536)   $7,795    $(98,079)   $15,901
Mobile and Fixed Network.........      1,674   (10,523)       (444)   (16,708)
Microwave Communication.........         773       218       1,349        133
Corporate activities............      (2,040)   (2,017)     (3,867)    (3,966)
Interest income (expense), net..         907     1,780       3,295      3,971
Other income (expense)..........        (495)     (215)       (458)      (312)
                                    ---------   -------    --------   --------
Income (loss) before income
taxes..........................     $(90,717)  $(2,962)   $(98,204)     $(981)
                                     ========= ========   =========  =========

                                       Three Months             Twelve Months Ended
                                      Ended March 31,               December 31,
                                     ------------------   ------------------------------
                                      1999       1998       1998      1997       1996
                                      ----       ----       ----      ----       ----
                                   (Restated) (Restated) (Restated) (Restated) (Restated)

Segment income (loss)
Paging.........................    $(6,543)    $8,106     $26,798  $74,288     $89,587
Mobile and Fixed Network......      (2,118)    (6,185)    (29,931)   2,954      (3,212)
Microwave Communication.......         576        (85)      1,893    4,317       6,402
Corporate activities..........      (1,827)    (1,949)     (9,364) (11,085)     (5,892)
Charge for purchased research
  and development..............       ---         ---       ---    (38,700)       ---
Loss on sale of business.......       ---         ---      (7,858)    ---         ---
Write-off of goodwill and
  other intangibles............       ---        ---      (26,705)  (5,183)       ---
Interest income (expense), net.      2,388      2,191       8,189   10,350       9,654
Other income(expense), net......        37        (97)       (180)  (2,147)        112
                                    ------    --------    --------  -------    --------
Income (loss) before income taxes
  and cumulative effect of changes
  in accounting principle........  $(7,487)    $1,981    $(37,158)  $34,794    $96,651
                                    ========   ======   ========== ========   =========


                                          June  30,           December 31,
                                            1999         1998       1997      1996
                                          -------        ----       ----      ----
                                                      (Restated)  (Restated) (Restated)

Segment assets

Paging...........................        $337,829     $471,743    $457,190     $321,634
Mobile and Fixed Network.........          14,428       21,577      60,694       10,010
Microwave Communication..........          33,794       34,451      35,563       34,596
Deferred Income Taxes............          57,485       21,585      15,031       29,663
Corporate assets.................          23,808       12,439      21,683      125,307
                                         ---------   ----------   ---------   ----------
Total............................        $467,344     $561,795     $590,161    $521,210
                                        ==========  ===========  ===========  ==========


--------------------------------------------------------------------------------
                                       13

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (tabular amounts in thousands except per share data)
                                   (unaudited)

                                                   Six Months         Three Months
                                                    Ended                Ended
                                                   June 30,            June 30,
                                               ---------------       ------------------
                                               1999      1998       1999       1998
                                               ----      ----       ----       ----

Depreciation and amortization expense
--------------------------------------
Paging............................          $13,598   $13,252     $6,765      $6,858
Mobile and Fixed Network..........            2,560     5,197      1,233       2,705
Microwave Communication...........              651       737        325         368
Corporate activities..............              260       251        132         129
                                            -------   --------    ------      ------
Total............................           $17,069   $19,437     $8,455    $ 10,060
                                           ========   ========    =======   =========

                                                         Twelve Months Ended
                                                               December 31,
                                             --------------------------------------
                                              1998         1997           1996
                                             ----         ----           ----
                                           (Restated)   (Restated)     (Restated)

 Depreciation and amortization expense
 --------------------------------------
 Paging.................................     $27,602       $15,300         $8,309
 Mobile and Fixed Network...............      10,613         5,080          3,664
 Microwave Communication................       1,441         1,598          1,398
 Corporate activities...................         430           390            111
                                             -------       --------         ------
 Total..................................     $40,086       $22,368         $13,482
                                             =======       =======        ========

                                                         Six Months
                                                            Ended             Twelve Months Ended
                                                          June 30,                 December 31,
                                                       ----------------   ----------------------------
                                                       1999      1998      1998       1997         1996
                                                       ----      ----      ----       ----         ----
 Expenditures for property, plant and                                   (Restated)  (Restated)  (Restated)
 equipment
 ----------------------------------------------

 Paging.......................................       $5,304  $12,220    $23,415   $26,954       $31,789

 Mobile and Fixed Network.....................        1,665    3,598      4,991     4,311         9,322

 Microwave Communication.....................           276      332        860       901         1,522

 Corporate activities........................            47      226        683       723           384
                                                  ---------   ------    -------   --------     ---------

 Total.......................................        $7,292  $16,376    $29,949   $32,889       $43,017
                                                 ==========  ========   =======   =======      =========


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

In September 1997, the Company announced plans to consider divesting Western Multiplex Corporation ("MUX") allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. As of July 1999, an acceptable purchase agreement had not been negotiated. However, the Company expects to pursue divesting this business over time.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:


                                           Three Months        Six Months Ended
                                          Ended June 30,          June 30,
                                        -------------------   -----------------
                                          1999       1998      1999      1998
                                        ---------   -------   --------  -------
Net sales...............................  100.0%    100.0%    100.0%    100.0%
Cost of sales...........................  61.7       49.2      57.8      48.8
                                          ----       ----     ----      ----
    Gross profit .......................  38.3       50.8      42.2      51.2
Operating expenses:
    Selling, general and administrative.  34.9       30.6      32.5      28.6
    Provision for doubtful
      receivables.....................   104.5       (1.7)     49.4      (0.8)

    Research and development............  19.0       14.5      17.8      14.8

    Depreciation and amortization.......  13.6       12.3      12.9      11.0
    Unrealized loss on subordinated
       notes...........................   13.1        0.7      6.1        *
                                         -----       ----     -----      -----
        Total operating expenses........ 185.2       56.4     118.7      53.9
                                         -----      -----      -----     -----
Loss from operations ...................(146.8)      (5.5)    (76.5)     (2.6)
Interest, net...........................   1.5        2.2       2.5       2.3
Other, net..............................  (0.8)        *         *         *
                                         -----      -----   ------     -----
Loss before income taxes................(146.2)     (3.6)   (74.3)     (0.6)
Provision (benefit) for income taxes.... (47.3)       *     (26.7)      1.1
                                        ------      ------  ------     -------
Net loss................................ (98.8)%    (3.7)%  (47.6)%    (1.6)%
                                        =======     ======   =======   =======

------------------
* less than 0.5%




--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------



The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                          Three Months       Six Months Ended
                                         Ended June 30,          June 30,
                                       -------------------   ------------------
                                        1999        1998      1999      1998
                                       --------    -------   -------   --------
(in thousands)

Paging products ...................     $32,318    $63,590  $77,522    $135,734
Mobile and fixed network products .      21,159     11,600   37,267      27,735
Microwave communication............       8,588      6,691   17,297      12,945
                                        ------     --------  ------      ------
                                        $62,065    $81,881 $132,086    $176,414
                                        =======    ======= ========    ========
(percentage of net sales)


Paging products ...................      52%         78%        59%        77%
Mobile and fixed network products .      34          14         28         16
Microwave communication............      14           8         13          7
                                        ----        -----      ----        ----
                                        100%        100%       100%        100%
                                       ====         ====       ====       ====

Three-Month and Six-Month Periods Ended June 30, 1999 and 1998

Net Sales. Net sales for the three months ended June 30, 1999 decreased 24% to $62 million as compared to $82 million for the three months ended June 30, 1998. Net sales for the six months ended June 30, 1999 decreased 25% to $132 million as compared to $176 million for the six months ended June 30, 1998. International sales (sales outside the United States) were approximately $29 million for the three months ended June 30, 1999 as compared to approximately $34 million for the three months ended June 30, 1998 and accounted for 46% and 42% of net sales for the three months ended 1999 and 1998. International sales were approximately $59 million for the six months ended June 30, 1999 as compared to approximately $79 million for the six months ended June 30, 1998 and accounted for 44% and 45% of net sales for the six months ended June 30, 1999 and 1998, respectively.

The decline in net sales for the 1999 periods is due to the weakness in the overall paging market. There has been a slowdown in paging infrastructure purchases as the domestic paging providers continue to seek capital financing through the normal channels or are being acquired by other telecommunication companies. International customers are experiencing similar concerns in the management of capital resources. Additionally, sales of the Company's two-way paging devices are being negatively impacted by a slower than expected roll out of the two-way market and recent intense price competition against its lower end product. Further, domestic paging infrastructure revenues for the three months ended June 30, 1999 were impacted by joint re-seller agreements entered into by several large domestic paging carriers.

The Company expects that net sales growth for its mobile and fixed network and its microwave communication segments will be offset by decreases in paging infrastructure and device sales so that overall Company net sales for the third quarter 1999, fourth quarter 1999, and first quarter 2000 are projected to be approximately level with the second quarter 1999. In the latter half of 1999, the Company will implement a global restructuring in an effort to realize sales growth and a return to profitabilty during the year 2000 by repositioning its resources to the appropriate strategic markets. These are forward looking statements which are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this 10-Q. There can be no assurance that the Company's sales levels or growth will remain at or exceed historical levels in any future period.



--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


No one single customer accounted for 10% of net sales for the three-month and six-month periods ended June 30, 1999. Sales to a single customer accounted for approximately 20% and 17% of net sales for the three-month and six-month periods ended June 30, 1998. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

Gross Profit. Gross profit was 38% and 51% for three-month periods ended June 30, 1999 and 1998, respectively. Gross profit was 42% and 51% for the six-month periods ended June 30, 1999 and 1998. The decline in margins for the 1999 periods is primarily due to (i) lower overall paging infrastructure sales during the periods, (ii) additional slow moving inventory reserves as result of lower forecasted infrastructure sales and bankruptcy filing of a customer in the second quarter 1999 for which certain inventory parts had been purchased and
(iii) lower than expected margins realized on paging devices. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $22 million and $25 million for the three-month periods ended June 30, 1999 and 1998, respectively and $43 million and $50 million for the six-month periods ended June 30, 1999 and 1998, respectively. The decreases in the 1999 periods are primarily attributable to employee reductions as a result of the first quarter 1999 and fourth quarter 1998 restructurings. The decrease for the six-month period ended June 30, 1999 was offset by the $1.6 million restructuring charge recorded in the first quarter 1999. (See Note 8 to the Condensed Consolidated Financial Statements)

Provision for Doubtful Receivables. The provision for doubtful receivables was $65 million for the three-month and six-month periods ended June 30, 1999 compared to a credit of $1.4 million for the three-month and six-month periods ended June 30, 1998. Historically, the Company's bad debt write offs have not been significant. However, the risk inherent in the Company's portfolio of receivables has increased due to financial difficulties, including bankruptcy, being experienced by several of the Company's customers in the second quarter 1999 coupled with pressure by customers for extended payment terms. Accordingly, significant increases in the Company's allowances for doubtful accounts were recognized. (See (i) Financial Condition and Liquidity-Liquidity and Capital Resources and (ii) Note 2 to the Condensed Consolidated Financial Statements). Credit amounts in the 1998 periods reflect adjustments to the allowance for doubful account reserves based on expected collectibility at June 30, 1998 and due to the collection of $850,000 in the second quarter 1998 of a receivable written off prior to 1998.

Research and Development Expense. Research and development expenses were $12 million for each of the three-month periods ended June 30, 1999 and 1998 and $23 million and $26 million for the six months ended June 30, 1999 and 1998, respectively. The decreases in the 1999 periods are primarily attributable to employee reductions as a result of the fourth quarter 1998 restructuring (See
Note 8 to the Condensed Consolidated Financial Statements). The Company relies on its research and development programs for new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

Depreciation and Amortization Expense. Depreciation and amortization expense was $8.5 million and $10.1 million for the three months ended June 30, 1999 and 1998, respectively, and $17 million and $19 million for the six months ended June 30, 1999 and 1998, respectively. The decreases in expenses for the three-month and six-month periods are a result of (i) the sale of the Company's network management business in the fourth quarter of 1998 and (ii) the write-off of goodwill related to the 1997 acquisition of Open Development Corporation and other fixed and intangible assets in the fourth quarter of 1998.



--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Unrealized loss on subordinated notes. In May 1998, as part of an overall financing program with the customer, the Company purchased $11.7 million in 9% convertible subordinated senior notes ("subordinated notes") from Conxus Communications, Inc. ("Conxus") which are included in Other Assets as an available-for-sale debt security. Based on the weak financial condition of Conxus, the Company recorded other than temporary unrealized losses on the subordinated notes in its results of operations for second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. On May 18, 1999, Conxus filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Deleware. As a result, the Company included in its results of operations a further write down of $8.1 million to reflect the expected amount to be realized of $2.2 million upon the conclusion of the bankruptcy proceedings.

Interest Income, Net. Interest income, net was $907,000 and $1.8 million for the three-month periods ended June 30, 1999 and 1998, respectively and $3.3 million and $4.0 million for the six-month periods ended June 30, 1999 and 1998, respectively. Interest earned in the 1999 periods was lower due to the cessation of interest earned on certain notes receivables with customers experiencing financial difficulties. The Company expects that the level of interest income, net in 1999 will vary in accordance with the level of secured debt financing commitments issued by Glenayre and used by its customers.

Provision for Income Taxes. The effective tax rates for the three-month and six-month periods ended June 30, 1999 and 1998 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) the change in the valuation allowance, (ii) nondeductible goodwill amortization,
(iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1999 compared to 1998 is primarily the result of the change in the valuation allowance as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109.

Financial Condition and Liquidity

Liquidity and Capital Resources. At June 30, 1999, Glenayre's principal source of liquidity included $21 million of cash and cash equivalents. Borrowings under a $50 million line of credit established in October 1998 (the "1998 credit line") during the three months ended March 31, 1999 ranged from $10 million to $17.5 million. There were no borrowings under the 1998 credit line during the three months ended June 30, 1999. On June 30, 1999, the Company terminated the 1998 credit line and is currently pursuing other credit facilities.

Approximately $3 million of trade accounts and interest receivables and $36 million or 50% of the gross notes receivable balance of $71 million as of June 30, 1999 were due from Conxus, which has had a limited operating history, is highly leveraged and has been engaged in the buildout of a major narrowband personal communications services network in the newly introduced market of advance voice and text paging. On May 18, 1999, Conxus filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Delaware. The Company expects that substantially all of the receivables from Conxus will not be collectible and as a result recorded additional bad debt reserves of approximately $38 million as of June 30, 1999. As discussed earlier, the Company also holds $11.7 million in subordinated notes from Conxus which have a reserve of $9.5 million.

Historically, the Company's bad debt write offs have not been significant as a result of favorable collection experiences from its customers. However, in addition to the Conxus bankruptcy, several other events occurred or continued with more intensity during the second quarter 1999 including (i) a


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

bankruptcy filing by another U.S. customer, (ii) a South American customer seeking debt restructuring, and (iii) increased resource requirements to collect receivables from customers in certain international countries where currency valuation issues could also affect the Company's ability to collect its notes and accounts receivable. As a result of these, as well as other deteriorations in the paging infrastructure market the Company changed its estimates for the allowance for doubtful receivables as discussed in Note 2 to the Condensed Consolidated Financial Statements. The Company recorded an increase to the Accounts Receivable and Notes Receivable reserves of approximately $65 million in the aggregate as of June 30, 1999. Decreases in the gross amounts of Accounts Receivable, from $160 million at December 31, 1998 to $118 million at June 30, 1999 is due primarily to lower sales during the period.

Accounts payable decreased at June 30, 1999 compared to December 31, 1998 primarily as a result of payment cycle, timing differences, and decreased inventory purchases. Accrued expenses at June 30, 1999 decreased from year-end 1998 primarily due to accrual reductions in (i) customer deposits, (ii) restructuring, (iii) long-term projects, (iv) income taxes payable and (v) payroll accruals.

On April 20, 1999, the Company and Motorola Inc. ("Motorola") announced the signing of a Memorandum of Understanding ("MOU") with the intent to enter into a definitive license agreement that would enable Glenayre to manufacture and sell all or part of Motorola's paging infrastructure products. Both companies are expected to contribute to an initial joint development fund of $5 million over a two-year period to promote the global market for two-way paging. This fund is in addition to each company's independent research and development activities. Negotiations regarding the scope and terms of the license agreement are continuing as of July 1999.

On April 21, 1999, the Company and Solectron Corporation jointly announced the signing of a letter of intent for Solectron to acquire Glenayre's radio frequency ("RF") design and manufacturing assets and certain inventories at the Quincy facility and to assume responsibility for the manufacture of Glenayre's one- and two-way RF paging infrastructure equipment. The sale of the assets is expected to be for cash. Negotiations have not yet progressed to the point at which the Company can determine (i) that a mutual agreement will be reached or
(ii) whether there will be a gain or loss on the sale of assets.

The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At June 30, 1999, the Company had agreements to finance and arrange financing for approximately $32 million of paging and voice mail products. The Company cannot currently predict the extent to which these agreements will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If used, the financing arrangements will be secured by the equipment sold by Glenayre.

During 1997, Glenayre began the construction phase for a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. The total cost of the expansion was expected to be approximately $19 million and was to be paid throughout the construction period in 1998 and 1999. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at an estimated total cost of approximately $12 million. Approximately $6.3 million and $2.9 million paid toward architecture, engineering and construction costs related to the new expansion are included in capital expenditures for the year ended December 31, 1998 and the six-month period ended June 30, 1999, respectively. The estimated costs to complete are approximately $1.8 million as of June 30, 1999.



--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures and customer financing commitments). Company management believes that, if needed, it can establish borrowing arrangements with lending institutions, however, no assurance can be given that such borrowing arrangements will be established.

Income Tax Matters. For 1998, Glenayre's actual cash outlay for taxes was limited to U.S. alternative minimum tax and foreign and state income taxes primarily due to the availability of foreign sales corporation benefits and the utilization of research and development tax credits. The Company's cash outlay for taxes is not expected to be significant in 1999 due to net operating losses.

As of June 30, 1999, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $33 million related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. ("WAI"). However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 1999 or future periods.

The Company has recorded a deferred tax asset of $57 million, net of a valuation allowance of $14 million, at June 30, 1999, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

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

Based upon the remediation efforts completed, the Company does not believe a formal contingency plan will be required. Individual locations or business units will develop informal contingency plans in the event that they do not expect to be fully Year 2000 compliant within the current time estimates. To date, the cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. Expenditures in 1999 related primarily to product Year 2000 readiness assessments and minor infrastructure upgrades are not expected to exceed $500,000. The


--------------------------------------------------------------------------------
                                       20

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

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

Market Risks. The Company is subject to market risk from interest rate and foreign currency exchange rate fluctuations experienced in the normal course of business. However, the Company has determined that its exposure to such market risks is not material.

Third Quarter 1999 restructuring charges and intangible write offs. Paging infrastructure revenues are expected to be negatively impacted by the following recent events: (i) several large domestic paging carriers entering into joint re-seller agreements enabling the carriers to delay current build outs of infrastructure; (ii) reorganizations within Chinese telecommunication companies causing delays in capital purchases; and (iii) increased local competition in China subsequent to Motorola's announcement to license the Company to manufacture and sell all or part of Motorola's paging infrastructure equipment. Due to the expected continued decline in paging infrastructure sales, Company management is currently reviewing the positioning of its resources related to appropriate strategic markets in order to realize overall sales growth and profitability. This repositioning is expected to result in significant third quarter 1999 restructuring charges.

In 1997 the Company acquired WAI, a developer of two-way paging devices. The purchase price was negotiated based on projections of revenues from sales of the paging devices and future applications. 1998 sales of the paging devices were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first quarter of 1999. Additionally, as of June 30, 1999, the two-way paging market has not progressed as rapidly as expected and the Company's lower end device is experiencing price competition. Company management is currently revising projections for the WAI two-way applications as part of its overall restructuring mentioned above. This analysis may indicate that future cash flows will not be sufficient to recover the remaining carrying value of the WAI assets. The carrying value of WAI's long-lived assets which are principally intangibles, is approximately $56 million at June 30, 1999.


--------------------------------------------------------------------------------
                                       21

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                           Part II - OTHER INFORMATION


ITEMS 1 through 3 are inapplicable and have been omitted.

ITEM 4. Submission of Matters to a Vote of Security Holders.

      At the Company's Annual Meeting of Stockholders held on May 25, 1999, the following matters were submitted to a vote of the stockholders of the Company.

           The results of the voting were as follows:

            (i) The election of three directors each to serve a three-year term expiring in 2002:

                                                      Shares
                                                     Voted in      Shares
                 Nominees                              Favor      Withheld
                                                    ----------    --------

                 Ramon D. Ardizzone                 53,967,785   1,181,599
                 Stanley Ciepcielinski              52,352,214   2,797,170
                 Stephen P. Kelbley                 52,370,391   2,778,993

            (ii) The amendment to the Company's Employee Stock Purchase Plan was approved by a vote of 41,209,636 in favor and 13,567,270 against, with 372,478 abstaining. There were no broker non-votes.

           (iii) The amendment to the Company's 1996 Incentive Stock Plan was approved by a vote of 37,223,441 in favor and 17,482,732 against, with 443,211 shares abstaining. There were no broker non-votes.

           (iv) The ratification of the selection of Ernst & Young LLP as auditors for the year ending December 31, 1999 was approved by a vote of 52,972,269 in favor and 1,808,788 against, with 368,327 share abstaining.

ITEM 5 is inapplicable and has been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 10.1 Services Agreement dated April 18, 1999 between the Company and Ramon D. Ardizzone.

               Exhibit 10.2 Services Agreement dated April 18, 1999 between the Company and Clarke H. Bailey.

               Exhibit 10.3 Employment Agreement dated June 18, 1999 between the Company and Eric L. Doggett.

               Exhibit 15 Letter regarding unaudited interim financial information.


--------------------------------------------------------------------------------
                                       22

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

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


           Exhibit 99  Cautionary statement under safe harbor
                       provisions of the Private Securities Litigation Reform Act of 1995.

     (b)   Reports on Form 8-K

           During the three months ended June 30, 1999, the Company filed a Current Report on Form 8-K dated May 19, 1999. Under Item 5 the Company reported that it held approximately $49 million in receivables from CONXUS Communications, Inc. which filed for Chapter 11 Bankruptcy on May 18, 1999.








--------------------------------------------------------------------------------
                                       23

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------



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



                                                   Glenayre Technologies, Inc.
                                                   ----------------------------
                                                      (Registrant)




                                                   /s/ Stanley Ciepcielinski
                                                   ----------------------------
                                                  Stanley Ciepcielinski
                                                  Executive Vice President,
                                                  Chief Operating Officer, and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)




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


Date:  July 30, 1999


--------------------------------------------------------------------------------