Form 10-Q
period 1999-09-30
GLENAYRE TECHNOLOGIES INC
filed 1999-11-10
CIK 808918

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999
                                               ------------------

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                              ------------  ---------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   DELAWARE                              98-0085742
      -----------------------------------         --------------------------
        (State or Other Jurisdiction of             (I.R.S. Employer
        Incorporation or Organization)              Identification No.)

5935 CARNEGIE BLVD., CHARLOTTE, NORTH CAROLINA              28209
----------------------------------------------            ---------
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

 The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at November 5, 1999 was 62,212,319 shares.


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



                                      INDEX



Part I - Financial Information:

         Item 1.    Financial Statements

                                                                                                                Page
                                                                                                                ----
                    Independent Accountant's Review Report........................................................3

                    Condensed Consolidated Balance Sheets as of
                         September 30, 1999 (Unaudited) and December 31, 1998.....................................4

                    Condensed Consolidated Statements of Operations for the
                         three months ended September 30, 1999 and 1998 (Unaudited)...............................5

                    Condensed Consolidated Statements of Operations for the
                         nine months ended September 30, 1999 and 1998 (Unaudited)................................6

                    Condensed Consolidated Statement of Stockholders' Equity
                         for the nine months ended September 30, 1999 (Unaudited).................................7

                    Condensed Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 1999 and 1998 (Unaudited)................................8

                    Notes to Condensed Consolidated Financial Statements (Unaudited)..............................9

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.....................................................16

         Item 3.    Quantitative and Qualitative Disclosures
                         about Market Risk.......................................................................23


Part II - Other Information:

         Item 6.    Exhibits and Reports on Forms 8-K............................................................24



--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations for the three-month periods and nine-month periods ended September 30, 1999 and 1998, the condensed consolidated statement of stockholders' equity for the nine months ended September 30, 1999 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 15, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                             Ernst & Young LLP


Charlotte, North Carolina
October 15, 1999, except
for Note 1, as to which
the date is, November 1,
1999.


--------------------------------------------------------------------------------
                                       3

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                    September 30, 1999           December 31, 1998
                                                                 -------------------------    ------------------------
                                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents......................................               $26,566                     $12,283
    Restricted  cash...............................................                 6,458                         ---
    Accounts receivable, net.......................................                98,587                     153,773
    Notes receivable...............................................                 9,321                      12,810
    Inventories....................................................                30,246                      46,502
    Deferred income taxes..........................................                24,927                      15,906
    Prepaid expenses and other current assets......................                 5,798                       5,630
                                                                                 --------                    --------
         Total current assets......................................               201,903                     246,904
Notes receivable, net..............................................                 4,713                      58,724
Property, plant and equipment, net.................................               101,506                     109,661
Goodwill...........................................................                67,410                     119,626
Deferred income taxes..............................................                41,168                       5,679
Other assets.......................................................                 3,468                      21,201
                                                                                 --------                     -------
TOTAL ASSETS.......................................................              $420,168                    $561,795
                                                                                 ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...............................................              $ 17,294                     $31,968
    Accrued liabilities............................................                56,774                      60,258
    Other current liabilities......................................                    86                         206
                                                                                 --------                    --------
         Total current liabilities.................................                74,154                      92,432
Other liabilities..................................................                 7,231                       7,210
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding.................                  ---                         ---
   Common stock, $.02 par value; authorized:  200,000,000
     shares; outstanding: September 30, 1999 - 62,212,319
     shares; December 31, 1998 - 62,064,290 shares.................                 1,244                       1,241
   Contributed capital.............................................               343,548                     343,251
   Retained earnings (deficit).....................................                (6,009)                    117,661
                                                                                 --------                    --------
      Total stockholders' equity...................................               338,783                     462,153
                                                                                ---------                    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................              $420,168                    $561,795
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

--------------------------------------------------------------------------------
                                       4

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                                    Three Months Ended
                                                                                       September 30,
                                                                      ------------------------------------------------
                                                                               1999                      1998
                                                                       ---------------------     ---------------------
NET SALES..........................................................                 $61,274                  $117,488
                                                                                    -------                  --------
COSTS AND EXPENSES:
      Cost of sales................................................                  36,504                    59,457
      Selling, general and administrative expense..................                  21,595                    23,694
      Provision for doubtful receivables...........................                   2,891                       155
      Research and development expense.............................                  10,347                    11,258
      Depreciation and amortization expense........................                   7,927                     9,783
      Write-off of goodwill and other intangibles..................                  50,919                       ---
      Unrealized loss on subordinated notes........................                     ---                       767
                                                                                   --------                  --------
            Total Costs and Expenses...............................                 130,183                   105,114
                                                                                   --------                  --------
INCOME (LOSS) FROM OPERATIONS......................................                 (68,909)                   12,374
                                                                                   --------                  --------


OTHER INCOME (EXPENSES):
       Interest income.............................................                     885                     2,328
       Interest expense............................................                     (14)                     (169)
       Loss on disposal of assets..................................                  (2,862)                     (101)
       Other, net..................................................                    (381)                      148
                                                                                   --------                  --------
             Total Other Income (Expenses), net....................                  (2,372)                    2,206
                                                                                   --------                  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..............................................                 (71,281)                   14,580
PROVISION (BENEFIT) FOR INCOME TAXES...............................                  (9,283)                    6,281
                                                                                   --------                  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................                 (61,998)                    8,299
INCOME FROM DISCONTINUED OPERATIONS (net of
   tax)...................................................................            1,266                       236
                                                                                   --------                  --------
NET INCOME (LOSS)..............................................                    $(60,732)                   $8,535
                                                                                   ========                  ========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON SHARE:
       Continuing Operations.......................................                 $(1.00)                     $0.13
       Discontinued Operations.....................................                   0.02                       0.01
                                                                                   -------                   --------
                                                                                    $(0.98)                     $0.14
                                                                                   =======                   ========
NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
       Continuing Operations.......................................                 $(1.00)                     $0.13
       Discontinued Operations.....................................                   0.02                       ---
                                                                                   -------                   --------
                                                                                    $(0.98)                     $0.13
                                                                                   =======                   ========


            See notes to condensed consolidated financial statements

--------------------------------------------------------------------------------
                                       5

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)







                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                      ------------------------------------------------
                                                                               1999                      1998
                                                                       ---------------------     ---------------------
NET SALES..........................................................               $ 176,062          $ 280,957
                                                                                  ---------          ---------

COSTS AND EXPENSES:
      Cost of sales................................................                 103,545            138,440
      Selling, general and administrative expense..................                  61,035             71,571
      Provision for doubtful receivables...........................                  68,135             (1,232)
      Research and development expense.............................                  31,318             35,207
      Depreciation and amortization expense........................                  24,345             28,497
      Write-off of goodwill and other intangibles..................                  50,919                ---
      Unrealized loss on subordinated notes........................                   8,100              1,350
                                                                                  ---------          ---------
            Total Costs and Expenses...............................                 347,397            273,833
                                                                                  ---------          ---------
 INCOME (LOSS) FROM OPERATIONS......................................               (171,335)             7,124
                                                                                  ---------          ---------

OTHER INCOME (EXPENSES):
       Interest income.............................................                   4,446              6,544
       Interest expense............................................                    (280)              (395)
       Loss on disposal of assets..................................                  (3,674)              (148)
       Other, net..................................................                     (28)              (116)
                                                                                  ---------          ---------
             Total Other Income (Expenses), net....................                     464              5,885
                                                                                  ---------          ---------
 INCOME  (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..............................................                (170,871)            13,009
PROVISION (BENEFIT) FOR INCOME TAXES...............................                 (45,222)             7,811
                                                                                  ---------          ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................                (125,649)             5,198
INCOME FROM DISCONTINUED OPERATIONS (net of
  tax)....................................................................            1,979                453
                                                                                  ---------          ---------
NET INCOME (LOSS)..............................................                   $(123,670)            $5,651
                                                                                  =========          =========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
 COMMON SHARE:
      Continuing Operations..........................................                $(2.02)             $0.08
      Discontinued Operations.......................................                   0.03               0.01
                                                                                  ---------          ---------
                                                                                     $(1.99)             $0.09
                                                                                  =========          =========

NET INCOME (LOSS) PER COMMON SHARE -
 ASSUMING DILUTION:
      Continuing Operations..........................................                $(2.02)             $0.08
      Discontinued Operations.......................................                   0.03               0.01
                                                                                  ---------          ---------
                                                                                     $(1.99)             $0.09
                                                                                  =========          =========






            See notes to condensed consolidated financial statements


--------------------------------------------------------------------------------
                                       6

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)



                                               Common Stock                                 Retained           Total
                                         -------------------------       Contributed        Earnings        Stockholders'
                                           Shares         Amount           Capital          (Deficit)          Equity
                                         -----------    -----------   ----------------    ------------     --------------

Balances, December 31, 1998...........        62,064       $1,241         $343,251          $117,661         $462,153

Net Loss..............................                                                      (123,670)        (123,670)

Stock options exercised...............           148            3              259                                262

Tax benefit of stock options
   exercised..........................                                          38                                 38
                                            --------      -------         --------          --------         --------
Balances, September 30, 1999..........        62,212       $1,244         $343,548           $(6,009)        $338,783
                                            ========      =======         ========          ========         ========


            See notes to condensed consolidated financial statements

--------------------------------------------------------------------------------
                                       7

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                             -----------------------------------------
                                                                                  1999                     1998
                                                                             ----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................           $23,612                     $25,545
                                                                                  -------                     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of subordinated notes...................................              ---                      (11,667)
      Purchases of property, plant and equipment.......................            (9,544)                    (22,312)
      Proceeds from sale of equipment..................................                68                         161
                                                                                  -------                     -------
            Net cash used in investing activities......................            (9,476)                    (33,818)
                                                                                  -------                     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities.....................................              (115)                     (2,795)
      Issuance of common stock.........................................                262                      7,205
                                                                                  --------                    -------
            Net cash provided by financing activities..................                147                      4,410
                                                                                  --------                    -------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS......................................................            14,283                      (3,863)
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD........................................................            12,283                      21,076
                                                                                  -------                     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................           $26,566                     $17,213
                                                                                  =======                     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest..........................................................             $ 286                       $ 282
     Income taxes......................................................             3,013                       3,921



            See notes to condensed consolidated financial statements


--------------------------------------------------------------------------------
                                       8

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

1.       DISCONTINUED OPERATIONS

The Company signed an agreement as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million, subject to adjustment based on audited net worth. The transaction will be recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Net sales of the discontinued operations were approximately $12 million and $9 million for the three-month periods ended September 30, 1999 and 1998, respectively. Net sales of the discontinued operations were approximately $29 million and $22 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Income from discontinued operations is shown net of income taxes of approximately $900,000 and $260,000 for the three-month periods ended September 30, 1999 and 1998, respectively. Income from discontinued operations is shown net of income taxes of approximately $1.6 million and $600,000 for the nine-month periods ended September 30, 1999 and 1998, respectively. As of September 30, 1999, the assets and liabilities of this discontinued operation are approximately $34 million and $7 million, respectively.

2.       RESTRICTED CASH

Restricted cash at September 30, 1999 consisted of term deposits pledged as collateral to secure letters of credit with expiration dates from October 1999 to September 2002.

--------------------------------------------------------------------------------
                                       9

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

3.     ACCOUNTS AND NOTES RECEIVABLES

Accounts receivable consist of:


                                                       September 30,        December 31,
                                                            1999                1998
                                                       -------------        ------------
Trade receivables.................................        $113,704             $154,342
Retainage receivables.............................             261                1,256
Other.............................................           3,222                4,005
                                                          --------             --------
                                                           117,187              159,603
Less: allowance for doubtful accounts.............         (18,600)              (5,830)
                                                          --------             --------
                                                          $ 98,587             $153,773
                                                          ========             ========


Trade receivables at September 30, 1999 and December 31, 1998 included unbilled costs and estimated earnings under contracts in the amount of approximately $30 million and $31 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable consist of:

                                                       September 30,        December 31,
                                                            1999                1998
                                                       -------------        ------------

Current...........................................         $  9,321          $12,810
Non-current.......................................           60,997           62,851
                                                            -------          -------
                                                             70,318           75,661
Less: reserves....................................          (56,284)          (4,127)
                                                            -------          -------
                                                            $14,034          $71,534
                                                            =======          =======

The Company's receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments, or (iv) experienced worsening financial condition. As a result, amounts owed on notes from the customers were considered impaired. Amounts owed on notes from these customers were approximately $61 million and $67 million at September 30, 1999 and December 31, 1998, respectively. The average amounts of impaired notes during the three-month and nine-month periods ended September 30, 1999 was approximately $68 million and $66 million, respectively. The allowance for doubtful accounts on these notes was approximately $51 million and $2.8 million at September 30, 1999 and December 31, 1998, respectively. The increase in the allowance of $48 million was recorded as a charge to operations during the three-month period ended June 30, 1999. Interest income recorded on these notes was $420,000 and $2.6 million during the three-month and nine-month periods ended September 30, 1999, respectively. Interest receivable from these notes of approximately $3.3 million was 68% reserved as of September 30, 1999. Subsequent to September 30 1999, interest income on these notes will be recognized only as cash is received. Additionally, during the second quarter 1999, the Company experienced pressures from international customers to extend normal trade receivables payment terms. As a result of all of these occurrences, the Company changed its estimates used to calculate appropriate reserves resulting in additional allowance for doubtful account reserves for accounts and notes receivables of approximately $14 million. These changes in the estimates increased the net loss for the nine-month period ended September 30, 1999 approximately $42 million, net of tax benefit ($0.67 per share).

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

4.     INVENTORIES

                                                     September 30,          December 31,
Inventories consist of:                                   1999                   1998
                                                   -----------------      -----------------
Raw materials..................................         $15,656                $26,046
Work-in-process................................           8,608                 11,818
Finished goods.................................           5,982                  8,638
                                                        -------                -------
                                                        $30,246                $46,502
                                                        =======                =======


5.     GOODWILL

Goodwill is shown net of accumulated amortization of $22 million and $29 million at September 30, 1999 and December 31, 1998, respectively.

In the third quarter 1999, the Company wrote off approximately $43 million of goodwill and approximately $8 million of other intangibles related to the acquisition of Wireless Access, Inc. ("WAI")

In November 1997 the Company acquired WAI, a developer of two-way paging devices. The purchase price was negotiated based on projections of revenues from sales of the paging devices and future applications (the "acquired WAI products"). Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations. Sales of paging devices for 1998 were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first half of 1999. Additionally, the two-way paging market has not developed as rapidly as expected and the Company's lower end device began to experience price competition in the second quarter 1999. In the third quarter 1999, after incurring significant operating losses related to the WAI business, management decided to restructure the WAI operations. Although the Company will continue to deliver its full two-way paging device to certain markets for an appropriate time period, the remaining WAI resources are expected to be almost entirely refocused to develop a new architecture for other advanced wireless communication products unrelated to the acquired technology.

Management made this strategic change due to the following reasons which were not readily apparent during the acquisition process: (i) performance issues with the paging devices causing delays in timing of product delivery and product acceptance; (ii) slower than expected development of the two-way messaging market; (iii) a reduction in the overall expected market size for two-way paging devices; and (iv) the speed and cost to adapt the product for future applications has been competitively hindered by the current architecture.

Given this strategic change, the Company anticipates that the future forecasted results for the acquired WAI products will be significantly less than had been anticipated at the time of the Company's acquisition of WAI. As a result of this strategic change, the WAI workforce was significantly decreased and future WAI requirements for sales and engineering development are expected to be contracted from elsewhere within the Company. After making these changes, the Company evaluated the ongoing value of the non-current assets of WAI. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of approximately $51 million at September 30, 1999 were impaired and wrote them down by the remaining balance. Fair value was based on estimates of discounted future cash flows to be generated by the acquired WAI products.

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

6.       OTHER ASSETS

Included in Other Assets are 9% convertible subordinated notes ("subordinated notes") purchased at a cost of $11.7 million from a customer, in May 1998, as part of an overall financing program. Based on the weak financial condition of the customer, the Company recorded an other than temporary unrealized loss on the subordinated notes in its results of operations for the second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. In the second quarter 1999, the customer filed for bankruptcy protection. As a result, the Company included in its results of operations for the second quarter 1999 a further write down of $8.1 million to reflect the expected amount to be realized of $2.1 million. In October 1999, the Company collected $2.1 million related to the subordinated notes.

7.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:


                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                            --------------------------    --------------------------
                                                               1999            1998         1999            1998
                                                            ----------      ----------    ---------      -----------
Income tax provision at U.S. statutory rate............     $(24,948)         $5,103      $(59,805)           $4,553
Reduction in valuation allowance.......................        ---              ---         (2,481)             ---
Foreign taxes at rates other than U.S.
   statutory rate......................................          (70)           (164)         (406)             (536)
State taxes (net of federal benefit)...................          (77)            288          (373)             (300)
U.S. Research and Experimentation Credits..............          (80)           ---           (240)              (84)
Foreign sales corporation benefit......................          (40)           (740)         (120)             (740)
Non-deductible goodwill................................       15,897           1,587        18,083             4,718
Other non-deductible ..................................           35             207           120               200
                                                            --------          ------      --------           -------
Income tax provision...................................      $(9,283)         $6,281      $(45,222)           $7,811
                                                            ========          ======      ========           =======

The Company believes that it is more likely than not that the net deferred tax asset recorded at September 30, 1999 will be fully realized.










--------------------------------------------------------------------------------
                                       12

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




8.     INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE

        The following table sets forth the computation of income (loss) from continuing operations per share:


                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                 September 30,
                                                               --------------------------     -------------------------
                                                                   1999            1998           1999          1998
                                                               --------------     -------     -------------    --------
Numerator:
    Net Income (loss) from continuing operations.............     $(61,998)       $8,299       $(125,649)       $5,198

Denominator:
    Denominator for basic income (loss) from
    continuing operations per share -
      Weighted average shares................................       62,196        61,926          62,160        61,393

Effect of dilutive securities:
    Stock options............................................         ---          1,407            ---          2,165
                                                                  --------        ------        --------        ------
 Denominator for diluted income (loss) from
    continuing operations per share-adjusted
    weighted average shares and assumed
    conversions..............................................       62,196        63,333          62,160        63,558
                                                                  ========        ======          ======        ======

Net Income (loss) from continuing operations per
   weighted average common share........................            $(1.00)       $ 0.13          $(2.02)        $0.08
                                                                  ========        ======          ======        ======

Net Income (loss) from continuing operations per
   common share - assuming dilution.....................            $(1.00)       $ 0.13          $(2.02)        $0.08
                                                                  ========        ======          ======        ======

9.     RESTRUCTURING

During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million, of which approximately $1.2 million was paid before September 30, 1999, primarily for severance and outplacement on approximately 400 positions related to a 27% reduction of the Company's global workforce. This headcount reduction impacted all functional areas of the Company but the majority of the positions impacted, approximately 200, are associated with consolidating the Company's Vancouver manufacturing operations to its Quincy, Illinois manufacturing facility. The remainder of these retention and performance bonuses will be expensed as earned in subsequent periods. Additionally, the Company recorded a pre-tax charge of approximately $700,000 of which approximately $30,000 was paid before September 30, 1999, for exiting and consolidation costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of $2.0 million for the impairment of long-lived assets associated with exiting these facilities.

The total pre-tax charge for the third quarter 1999 restructuring and exiting of leased facilities was recorded as approximately $4.5 million to cost of sales, $1.0 million to research and development, $2.0 million to loss on sale of assets, and $3.9 million to selling, general and administrative expenses.


--------------------------------------------------------------------------------
                                       13

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



The reserve balance at September 30, 1999 is approximately $10.1 million for the third quarter 1999 restructuring.

During the second quarter 1999, the Company recorded a pre-tax charge for severance of approximately $1.7 million, of which approximately $1.6 million was paid before September 30,1999 ($80,000 in the third quarter of 1999), for a workforce reduction of approximately 200 employees at its Vancouver and Quincy manufacturing facilities. The reserve balance at September 30, 1999 is approximately $40,000 for the second quarter 1999 restructuring.

During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees from the Vancouver, Charlotte, and Quincy facilities, exiting costs from the Blaine, Washington leased facility and asset impairment charges for leasehold improvements located at the Blaine, Washington facility. As of September 30, 1999, the Company has paid approximately, $1.1 million of the first quarter 1999 restructuring costs ($90,000 in the third quarter 1999) primarily for employee termination costs. The reserve balance at September 30, 1999 is approximately $280,000.

During the fourth quarter 1998, the Company recorded a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements. During 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $550,000 due to lower than anticipated employee outplacement fees and severance costs at its Norwood, Massachusetts facility offset partially by more than anticipated severance costs at other locations. As of September 30, 1999 the Company has paid a total of approximately $5.0 million of the fourth quarter 1998 restructuring charge ($100,000 in the third quarter 1999) primarily for employee termination costs, operating facility costs and early termination fees for the Norwood, Massachusetts leased facility. Additionally, the company recorded a non-cash charge of approximately $1.4 million related to an asset write-down and other adjustments in the fourth quarter 1998. As of September 30, 1999 the Company has approximately $150,000 accrued for the fourth quarter 1998 restructuring.

Management believes the remaining reserves for business restructuring are adequate to complete the above plans.

10.             SEGMENT REPORTING


                                                           Three Months Ended              Nine Months Ended
SEGMENT NET SALES                                            September 30,                   September 30,
                                                        -------------------------       -------------------------
                                                          1999            1998            1999            1998
                                                          ----            ----            ----            ----
Paging.............................................     $40,748         $92,652         $118,270        $228,386
Mobile and Fixed Network...........................      20,526          24,836           57,792          52,571
                                                        --------       --------         --------        --------
Total..............................................     $61,274        $117,488         $176,062        $280,957
                                                        =======        ========         ========        ========

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                        --------------------------       ------------------------
                                                          1999            1998            1999            1998
                                                         ----            ----            ----            ----
SEGMENT INCOME (LOSS) FROM CONTINUING
   OPERATIONS
Paging.............................................     $(17,073)       $13,480        $(115,188)        $28,903
Mobile and Fixed Network...........................        2,246          1,269            1,801         (15,438)
Corporate activities...............................       (3,163)        (2,375)          (7,029)         (6,341)
Write-off of goodwill and other intangibles........      (50,919)           ---          (50,919)            ---
Interest income (expense), net.....................          871          2,159            4,166           6,149
Other income (expense)............................        (3,243)             47           (3,702)           (264)
                                                        --------        -------        ---------        --------
Income (loss) from continuing operations
   before income taxes.............................     $(71,281)       $14,580        $(170,871)        $13,009
                                                        =========       =======        =========         =======


                                                           September 30,                    December 31,
                                                                1999                            1998
                                                   -------------------------------   ---------------------------

SEGMENT ASSETS
Paging.............................................           $291,245                        $471,743
Mobile and Fixed Network...........................             14,114                          21,577
Discontinued operations............................             32,582                          34,451
Deferred income taxes..............................             66,095                          21,585
Corporate assets...................................             16,132                          12,439
                                                              --------                        --------
Total................................................         $420,168                        $561,795
                                                              ========                        ========


                                                              Three Months                      Nine Months
                                                                  Ended                            Ended
                                                              September 30,                     September 30,
                                                        -----------------------          -----------------------
                                                         1999           1998             1999            1998
                                                         ----           ----             ----            ----
  DEPRECIATION AND AMORTIZATION EXPENSE
  Paging...........................................     $6,650           $6,975          $20,247         $20,243
  Mobile and Fixed Network.........................      1,145            2,678            3,705           7,874
  Corporate activities.............................        132              130              393             380
                                                        ------           ------          -------         -------
  Total............................................     $7,927           $9,783          $24,345         $28,497
                                                        ======           ======          =======         =======


                                                                            Nine Months Ended
                                                                              September 30,
                                                                ------------------------------------------
                                                                        1999               1998
                                                                        ----               ----
  EXPENDITURES FOR PROPERTY, PLANT AND
     EQUIPMENT
  Paging...........................................                    $6,740             $17,113
  Mobile and Fixed Network.........................                     2,212               4,105
  Discontinued operations..........................                       545                 411
  Corporate activities.............................                        47                 683
                                                                       ------             -------
  Total................................................                $9,544             $22,312
                                                                       ======             =======



--------------------------------------------------------------------------------
                                       15

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Glenayre Technologies, Inc. ("Glenayre" or the "Company") designs, manufactures, markets and services telecommunications equipment and software used in wireless personal communication systems throughout the world specifically focused in two primary marketing areas: (i) paging products including infrastructure equipment from the Wireless Messaging Group ("WMG") and Wireless Access two-way paging devices, and (ii) mobile and fixed network products from the Integrated Network Group ("ING") including voice mail systems and software applications for network management and calling cards.

In September 1997, the Company announced plans to consider divesting its microwave radio business, Western Multiplex Corporation ("MUX"), allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. The Company signed an agreement as of September 30, 1999 for the sale of 95% of the equity interest in MUX. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million, subject to adjustment based on audited net worth. The transaction will be recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

RESULTS OF  CONTINUING OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                            --------------------------     -------------------------
                                                               1999           1998           1999           1998
                                                            ------------    ----------     ----------     ----------
Net sales.................................................     100.0%         100.0%         100.0%          100.0%
Cost of sales.............................................      59.6           50.6           58.8            49.3
                                                               -----          -----          -----           -----
     Gross profit ........................................      40.4           49.4           41.2            50.7
Operating expenses:
    Selling, general and administrative (1)...............      35.2           20.2           34.7            25.5
    Provision for doubtful receivables....................       4.7              *           38.7               *
    Research and development..............................      16.9            9.6           17.8            12.5
    Depreciation and amortization.........................      12.9            8.3           13.8            10.1
    Write-off of goodwill and other intangibles...........      83.1             --           28.9              --
    Unrealized loss on subordinated notes.................        --            0.7            4.6               *
                                                               -----          -----          -----           -----
        Total operating expenses..........................     152.9           38.9          138.5            48.2
                                                               -----          -----          -----           -----
Income (loss) from continuing operations .................    (112.5)          10.5          (97.3)            2.5
Interest, net.............................................       1.4            1.8            2.4             2.2
Other, net................................................      (5.2)             *           (2.2)              *
                                                               -----          -----          -----           -----
Income (loss) from continuing operations before income
taxes.....................................................    (116.3)          12.4          (97.1)            4.6

Provision (benefit) for income taxes......................     (15.2)           5.3          (25.7)            2.8
                                                               -----          -----          -----           -----
Net Income (loss) from continuing operations..............    (101.2)%          7.1%         (71.4)%           1.9%
                                                               =====          =====          =====           =====

-----------------
* less than 0.5%

(1) Excluding restructuring charges of $3.8 million and $5.1 million for the three-month and nine-month periods ended September 30, 1999, respectively, the selling, general and administrative expenses would be 29.1% and 31.8% of net sales.


--------------------------------------------------------------------------------
                                       16

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------


The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:


                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                  September 30,
                                                         ----------------------------     -------------------------
                                                            1999             1998           1999           1998
                                                         -----------       ----------     ---------      ----------
(IN THOUSANDS)

Paging products ...................................        $40,748          $92,652        $118,270       $228,386
Mobile and fixed network products .................         20,526           24,836          57,792         52,571
                                                           -------         --------        --------       --------
                                                           $61,274         $117,488        $176,062       $280,957
                                                           =======         ========        ========       ========

(PERCENTAGE OF NET SALES)

Paging products ...................................           66.5%            78.9%           67.2%         81.3%
Mobile and fixed network products .................           33.5%            21.1            32.8          18.7
                                                             -----            -----           -----         -----
                                                             100.0%           100.0%          100.0%        100.0%
                                                             ======           =====           =====         =====



THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET SALES. Net sales for the three months ended September 30, 1999 decreased 48% to $61 million as compared to $117 million for the three months ended September 30, 1998. Net sales for the nine months ended September 30, 1999 decreased 37% to $176 million as compared to $281 million for the nine months ended September 30, 1998. International sales (sales outside the United States) were $23 million for the three months ended September 30, 1999 as compared to $46 million for the three months ended September 30, 1998 and accounted for 38% and 39% of net sales for the three months ended September 30, 1999 and 1998, respectively. International sales were $77 million for the nine months ended September 30, 1999 as compared to $123 million for the nine months ended September 30, 1998 and accounted for 44% of net sales for the nine months ended September 30, 1999 and 1998, respectively.

The decline in net sales for the 1999 periods is due to the weakness in the overall paging market. There has been a slowdown in paging infrastructure purchases as the domestic paging providers continue to seek capital financing through the normal channels or are being acquired by other telecommunication companies. International customers are experiencing similar constraints on available capital resources. Additionally, sales of the Company's two-way paging devices are being negatively impacted by a slower than expected roll out of the two-way market and recent intense price competition against its lower end product.

The Company expects that net sales growth for its mobile and fixed network segment will be offset by decreases in paging infrastructure and device sales so that overall Company net sales for fourth quarter 1999 and first quarter 2000 are projected to be approximately level with the second quarter 1999. During the last two quarters of 1999, the Company is implementing a global restructuring in an effort to realize sales growth and a return to profitability during the year 2000 by repositioning its resources to the appropriate strategic markets. These are forward looking statements which are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this 10-Q. There can be no assurance that the Company's sales levels or growth will remain at or exceed historical levels in any future period.

Sales to one customer totaled approximately 13% of net sales for the three-month period ended September 30, 1999. Sales to two customers totaled approximately 12% and 11% of net sales for the three months ended September 30, 1998. Sales to one customer totaled approximately 15% for the nine-

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

month period ended September 30, 1998. No one single customer accounted for 10% or more of net sales for the nine-month period ended September 30, 1999. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

GROSS PROFIT. Gross profit was 40% and 49% of net sales for the three-month periods ended September 30, 1999 and 1998, respectively. Gross profit was 41% and 51% for the nine-month periods ended September 30, 1999 and 1998. The decline in margins for the 1999 periods is primarily due to (i) restructuring severance expenses incurred for employee terminations in the Company's Quincy, IL and Vancouver, BC manufacturing facilities, (ii) additional slow moving inventory reserves as result of lower forecasted infrastructure sales and the bankruptcy filing of a customer in the second quarter 1999 for which certain inventory parts had been purchased, (iii) lower margins realized on paging devices, and (iv) lower overall higher margin paging infrastructure sales during the periods. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and
(iii) increases in material costs and other components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $22 million and $24 million for the three-month periods ended September 30, 1999 and 1998, respectively and $61 million and $72 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The decreases in the 1999 periods are primarily attributable to employee reductions as a result of the first quarter 1999 and fourth quarter 1998 restructurings. The decrease for the nine-month period and three-month period ended September 30, 1999 is partially offset by the $3.7 million net restructuring charge recorded in the third quarter 1999. Additionally, the decrease for the nine-month period ended September 30, 1999 is partially offset by the $1.6 million restructuring charge recorded in the first quarter 1999 (See Note 9 to the Condensed Consolidated Financial Statements).

PROVISION FOR DOUBTFUL RECEIVABLES. The provision for doubtful receivables was $3 million and $68 million for the three-month and nine-month periods ended September 30, 1999, respectively, compared to $200,000 and a credit of $1.2 million for the three-month and nine-month periods ended September 30, 1998, respectively. Historically, the Company's bad debt write-offs have not been significant. However, the risk inherent in the Company's portfolio of receivables has increased due to financial difficulties, including bankruptcy, being experienced by several of the Company's customers in the second and third quarter 1999 coupled with pressure by customers for extended payment terms. Accordingly, significant increases in the Company's allowances for doubtful accounts were recognized. (See FINANCIAL CONDITION AND LIQUIDITY-LIQUIDITY AND CAPITAL RESOURCES and Note 3 to the Condensed Consolidated Financial Statements). The credit amount in the nine-month period ended September 30, 1998 reflected adjustments to the allowance for doubtful account reserves based on expected collectibility at June 30, 1998 and due to the collection of $850,000 in the second quarter 1998 of a receivable written off prior to 1998.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $31 million and $35 million for the nine months ended September 30, 1999 and 1998 and $10 million and $11 million for the three months ended September 30, 1999 and 1998, respectively. The decrease in the 1999 periods are primarily attributable to employee reductions as a result of the fourth quarter 1998 restructuring (See Note 9 to the Condensed Consolidated Financial Statements). The Company relies on its research and development programs for new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $8 million and $10 million for the three months ended September 30, 1999 and 1998, respectively, and $24 million and $28 million for the nine months ended September 30, 1999 and 1998, respectively. The decreases in expenses for the three-month and nine-month periods are a result of (i) the sale of the Company's

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

network management business in the fourth quarter of 1998, (ii) the write-off of goodwill related to the 1997 acquisition of Open Development Corporation and other fixed and intangible assets in the fourth quarter of 1998, and (iii) older assets becoming fully depreciated in 1999 while capital additions were significantly decreased for 1999.

WRITE-OFF OF GOODWILL AND OTHER INTANGIBLES. In the third quarter 1999, the Company wrote off approximately $43 million of goodwill and approximately $8 million of other intangibles related to the acquisition of Wireless Access, Inc. ("WAI").

In November 1997 the Company acquired WAI, a developer of two-way paging devices. The purchase price was negotiated based on projections of revenues from sales of the paging devices and future applications (the "acquired WAI products"). Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations. Sales of paging devices for 1998 were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first half of 1999. Additionally, the two-way paging market has not developed as rapidly as expected and the Company's lower end device began to experience price competition in the second quarter 1999. In the third quarter 1999, after incurring significant operating losses related to the WAI business, management decided to restructure the WAI operations. Although the Company will continue to deliver its full two-way paging device to certain markets for an appropriate time period, the remaining WAI resources are expected to be focused to develop a new architecture for other advanced wireless communication products unrelated to the acquired technology.

Management made this strategic change due to the following reasons which were not readily apparent during the acquisition process: (i) performance issues with the paging devices causing delays in timing of product delivery and product acceptance; (ii) slower than expected rollout of the two-way messaging market;
(iii) a reduction in the overall expected market size for two-way paging devices due to rapid technological advances creating alternative forms of communication; and (iv) the speed and cost to adapt the product for future applications has been competitively hindered by the current architecture.

Given this strategic change, the Company anticipates that the future forecasted results for the acquired WAI products will be significantly less than had been anticipated at the time of the Company's acquisition of WAI. As a result of this strategic change, the WAI workforce was significantly decreased and future WAI requirements for sales and engineering development are expected to be contracted from elsewhere within the Company. After making these changes, the Company evaluated the ongoing value of the non-current assets of WAI. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of approximately $51 million at September 30, 1999 were impaired and wrote them down by the remaining balance. Fair value was based on estimates of discounted future cash flows to be generated by the acquired WAI products.

UNREALIZED LOSS ON SUBORDINATED NOTES. In May 1998, as part of an overall financing program with the customer, the Company purchased $11.7 million in 9% convertible subordinated senior notes ("subordinated notes") from Conxus Communications, Inc. ("Conxus") which are included in Other Assets as an available-for-sale debt security. Based on the weak financial condition of Conxus, the Company recorded other than temporary unrealized losses on the subordinated notes in its results of operations for second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. On May 18, 1999, Conxus filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Delaware. As a result, the Company included in its results of operations a further write down of $8.1 million to reflect the expected amount to be realized. In October 1999, the Company collected $2.1 million related to the subordinated notes.

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

INTEREST INCOME, NET. Interest income, net was $900,000 and $2 million for the three-month periods ended September 30, 1999 and 1998, respectively, and $4 million and $6 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Interest earned in the 1999 periods was lower due to interest income only being recorded as received on certain notes receivables with customers experiencing financial difficulties. The Company expects that the level of interest income, net in 1999 will vary in accordance with the level of secured debt financing commitments issued by Glenayre and used by its customers.

PROVISION FOR INCOME TAXES. The effective tax rates for the three-month and nine-month periods ended September 30, 1999 and 1998 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to
(i) the change in the valuation allowance, (ii) nondeductible goodwill amortization, (iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 1999 compared to 1998 is primarily the result of the change in the valuation allowance as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At September 30, 1999, Glenayre's principal source of liquidity included $27 million of cash and cash equivalents. The Company is currently pursuing a secured credit facility.

Approximately $3 million of trade accounts and interest receivables and $36 million or 52% of the gross notes receivable balance of $70 million as of September 30, 1999 was due from Conxus, which was engaged in the buildout of a major narrowband personal communications services network in the advanced voice and text paging market. In August 1999, Conxus filed for bankruptcy liquidation under Chapter 7 with the United States Bankruptcy Court for the District of Delaware. The Company expects that substantially all of the receivables from Conxus will not be collectible and as a result recorded additional bad debt reserves of approximately $38 million as of June 30, 1999. The Company also holds $11.7 million in subordinated notes from Conxus, which have a reserve of $9.5 million. In October 1999, the Company collected $2.1 million related to the subordinated notes. No additional amounts are expected to be collected.

Prior to the second quarter 1999, the Company's bad debt write-offs had not been significant as a result of favorable collection experiences from its customers. However, in addition to the Conxus bankruptcy, several other events occurred or continued with more intensity in the second quarter 1999 including (i) a bankruptcy filing by another U.S. customer, (ii) a South American customer seeking debt restructuring, and (iii) increased resource requirements to collect receivables from customers in certain international countries where currency valuation issues could also affect the Company's ability to collect its notes and accounts receivable. As a result of these and other deteriorations in the paging infrastructure market, the Company changed its estimates for the allowance for doubtful receivables as discussed in Note 3 to the Condensed Consolidated Financial Statements. The Company recorded an increase to the Accounts Receivable and Notes Receivable reserves of approximately $65 million in the aggregate in the second quarter 1999. Decreases in the gross amounts of Accounts Receivable, from $160 million at December 31, 1998 to $117 million at September 30, 1999 is due primarily to lower sales during the period.

Inventories decreased at September 30, 1999 compared to December 31, 1998 as a result of significantly lower levels of operating activities. Deferred income taxes increased at September 30, 1999 compared to December 31, 1998 primarily due to the net operating losses incurred year-to-date by the Company.

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Accounts payable decreased at September 30, 1999 compared to December 31, 1998 primarily as a result of decreased inventory purchases. Accrued expenses at September 30, 1999 decreased from year-end 1998 primarily due to accrual reductions in (i) customer deposits, (ii) long-term projects and (iii) income taxes payable offset by an increase in restructuring accruals.

On April 20, 1999, the Company and Motorola Inc. ("Motorola") announced the signing of a Memorandum of Understanding ("MOU") with the intent to enter into a definitive license agreement that would enable Glenayre to manufacture and sell all or part of Motorola's paging infrastructure products. Based on significant market changes since April 1999, the Company currently sees no compelling competitive or financial reasons to conclude the manufacturing license agreement as originally planned. The scope of the agreement has been recast to focus on broader and more strategic partnering opportunities. These include joint promotional activities to stimulate the global two-way paging market as well as an expansion of the existing ReFLEX(TM) related licensing agreement. As part of these activities, Motorola is expected to contribute $3 million and Glenayre $2 million to a joint development fund of $5 million over a three-year period to promote the global market for two-way paging. This fund is in addition to each company's independent research and development activities. The agreements are expected to be finalized in the fourth quarter 1999.

On April 21, 1999 the Company and Solectron Corporation jointly announced the signing of a letter of intent for Solectron to acquire Glenayre's radio frequency ("RF") design and manufacturing assets in Quincy, Illinois, and to assume responsibility for the manufacture of Glenayre's one- and two-way RF paging infrastructure equipment. However, after extensive study and negotiations, the Company determined that the proposed agreement was not a good fit and on August 11, 1999 announced that negotiations with Solectron were terminated.

The Company signed an agreement as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million, subject to adjustment based on audited net worth.

In October 1999, the Company sold its 45,000 square foot facility located in Charlotte, North Carolina receiving cash of approximately $6 million. In conjunction with the sale, the Company leased back 15,000 square feet in the sold facility for a five-year lease term.

The Company has incurred restructuring charges in each of the quarters since the fourth quarter 1998. (See Note 9 to the Condensed Consolidated Financial Statements). As a result of these charges, subsequent to September 30, 1999, the Company expects to make cash payments of approximately $9 million over the next two years.

The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer-financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At September 30, 1999, the Company had agreements to finance and arrange financing for approximately $32 million of paging and voice mail products. The Company cannot currently predict the extent to which these agreements will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If used, the financing arrangements will be secured by the equipment sold by the Company.

During 1997, the Company began the construction of a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. The total cost of the expansion was expected to be approximately $19 million and was to be paid throughout the construction period in

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

1998 and 1999. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at an estimated total cost of approximately $12 million. Approximately $6.3 million and $4.4 million paid toward architecture, engineering and construction costs related to the new expansion were included in capital expenditures for the year ended December 31, 1998 and the nine-month period ended September 30, 1999, respectively. The estimated costs to complete are approximately $400,000 as of September 30, 1999.

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

As of September 30, 1999, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $33 million related to the 1997 acquisitions of Open Development Corporation and WAI. However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 1999 or future periods.

The Company has recorded a deferred tax asset of $66 million, net of a valuation allowance of $14 million, at September 30, 1999, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

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

--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

Based upon the remediation efforts completed, the Company does not expect Year 2000 issues to have a significant impact on operations. However, formal contingency plans are being developed for all major locations, internal information systems, suppliers, and customer support functions. To date, the cost of the Company's Year 2000 assessment and remediation efforts has not been material to the Company's results of operations or liquidity. Expenditures in 1999 related primarily to product Year 2000 readiness assessments and minor infrastructure upgrades are not expected to exceed $500,000. The Company is funding the expenditures related to the Year 2000 plan with cash flows from operations. The capitalization or expense of the foregoing expenditures will be determined using current authoritative guidance.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133), effective for fiscal years beginning after June 15, 2001. The Company expects to adopt FAS 133 in January 2001. The Company has not yet determined what the effect of FAS 133 will be on its results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates and foreign currency exchange rates. The Company's investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company's results of operations. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the forms of guarantees, secured debt or lease financing and are subject to fair market value adjustments based on prevailing market interest rates. The Company does not believe that future exposure to adjustments in interest rates related to customer financing will have a material impact on the Company's results of operations. Although a substantial portion of the Company's annual sales are negotiated in United States dollars, certain contracts in the normal course of business are negotiated in a foreign currency. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. Due to the limited amount of such hedging transactions, management believes that fluctuations in currency exchange rates will not have a material adverse effect on the Company's results of operations. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.


--------------------------------------------------------------------------------
                                       23

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION



ITEMS 1 THROUGH 5 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a)     Exhibits

                   Exhibit 10.1     Amended and Restated Acquisition
                                    Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Registrant, Western Multiplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp.

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

                  Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

                (b)     Reports on Form 8-K

                During the three months ended September 30, 1999, the Company filed a Current Report on Form 8-K dated September 15, 1999. Under Item 5 the Company reported that its previously announced corporate strategic and organizational restructuring and manufacturing consolidation plan would result in an approximate $11 million to $13 million charge to earnings during the third quarter 1999.


--------------------------------------------------------------------------------
                                       24

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






Date:  November 10, 1999