Form 10-K
period 1999-12-31
GLENAYRE TECHNOLOGIES INC
filed 2000-03-20
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________


                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                   98-0085742
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


5935 CARNEGIE BOULEVARD, SUITE 300, CHARLOTTE, NORTH CAROLINA         28209
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

                                 Title of Class
                          COMMON STOCK, $.02 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 2000 was approximately $1.7 billion. The number of shares of the Registrant's common stock outstanding on March 6, 2000 was 63,694,265.

                      DOCUMENTS INCORPORATED BY REFERENCE:

        Document                                          Location in Form 10-K
Proxy Statement for 2000 Annual Meeting of Stockholders        Part III

                                     PART I

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

Glenayre Technologies, Inc. ("Glenayre" or the "Company") was incorporated pursuant to the laws of the State of Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices of the Company are located at 5935 Carnegie Boulevard, Suite 300, Charlotte, NC 28209. The Company's telephone number is (704) 553-0038. The term "Glenayre" or the "Company" as used hereinafter means Glenayre Technologies, Inc. or Glenayre Technologies, Inc. and its subsidiaries.

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advanced messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are used in cellular, Personal Communications Service ("PCS"), wireless, data, paging and Internet protocol ("IP") networks.

Accomplishing another step in its strategic repositioning, on November 1, 1999 the Company sold its Western Multiplex ("MUX") microwave communication systems business. In exchange for 95% of the stock in MUX, Glenayre received approximately $37 million in cash. The transaction is recorded as a disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

NARRATIVE DESCRIPTION OF BUSINESS

SOLUTIONS FOCUS: GLENAYRE EVOLVES AND EXPANDS TO SERVE A CHANGING MARKET

New developments such as the popularity of the Internet and wireless access, broadband, the growing convergence of voice, data, wireless, and wireline networks, and the intense competition for subscribers across these networks, have dramatically altered the way telecommunications services are used. Communication today is active, not merely passive. People can do more than receive their messages; they can interact with the messages and do much more, if they choose. Glenayre sees many new market opportunities because of these trends.

The Company believes that competition for subscribers will drive carriers to seek applications that offer added value to subscribers. As telecommunications and the Internet continue to integrate, Glenayre believes carriers and end-users will look for a broad range of services that incorporate both voice and data capabilities. Glenayre is leveraging its strength in data messaging infrastructure, wireless data devices, and enhanced services platforms and software to pursue these emerging market opportunities.

Glenayre believes that, for the most part, carriers today are moving away from the traditional model of generating revenue from the amount of airtime sold; instead focusing on customer retention strategies and using the Internet to reduce both administration costs and application deployment costs. Other key trends in the current market are shorter product lifecycles, faster depreciation of infrastructure, carrier consolidation and mergers. Subscriber churn continues to be an issue that plagues the industry. Glenayre believes service differentiation is the key to success for our customers. The Company is focusing on the growth markets of enhanced services platform ("ESP") and data-centric wireless networks and devices and sees the market trends supporting this focus and offering opportunity for Glenayre.

Historically, Glenayre has been the one-way wireless messaging market leader. Now, Glenayre is intent on continuing its leadership in the one-way wireless messaging market, but also on evolving the Glenayre infrastructure and devices to lead the industry in wireless two-way (interactive) and Internet messaging as well.

An essential part of Glenayre's strategy is developing application partnerships. These partnerships facilitate a shorter time-to-market, ensure complete end-to-end services and shift development from complete inception-to-market internally to a co-development effort for some products. To that end, Glenayre successfully hosted its first Developer's Conference in 1999. The conference encouraged innovation and benefits for all the participants. Also in 1999, Glenayre announced several application development partnerships. The relationship with the Company and Loc8.net is to develop the use of the interactive network for location-based services used for people and assets. Glenayre is also a strategic partner with Infowave. Infowave develops and produces the industry-leading Symmetry(TM) product, which allows users to interact with their Microsoft Outlook client on their PC. Glenayre also announced a relationship with Handspring to develop an interactive communications module called @ctiveLink(TM), that will allow users to send and receive Web-based messages via their personal digital assistant. Additionally, the Company has partnered with JP Systems to deliver e-commerce services to the AccessLink(TM) II and @ctive Link(TM) Messaging Platform(TM) and InfoBeam web-to-wireless technology, a new level of Internet content access which will be available for a range of mobile devices and wireless networks. Also, the Company has announced a partnership with Aether Systems, Inc. and Inciscent to develop and distribute wireless enabling solutions utilizing Glenayre's @ctiveLink(TM) module for the Handspring Visor(TM).

All of these strategic relationships are designed to bring new applications for interactive wireless data to the end users. The Company believes that the success of these applications will have a positive impact on both the infrastructure and devices for wireless data.

Additionally, Glenayre has responded to market changes by reorganizing the corporation. This reorganization included the consolidation of manufacturing into one facility in Quincy, Illinois. The Vancouver facility, which no longer provides manufacturing, will remain an important center for product management, engineering, research and development, and customer support. Functions have also been consolidated across all major disciplines of the organization including sales, marketing, customer support, product management and engineering.

Customer satisfaction through quality, performance excellence, and "doing what we say we'll do" continues to be a top priority and an integral part of the revised corporate structure. Glenayre has a newly structured quality organization to ensure corporate operational excellence and quality and to provide quality leadership strategies and programs. The Quality Organization will be responsible for consistency in continuous improvement initiatives throughout the corporation.

Making these organizational changes provides Glenayre with an opportunity to brand the Company's vision and identify value to the market place. This vision statement, "Solutions for an @ctive World(TM)," tells the markets that Glenayre is evolving from an infrastructure provider to a supplier of communication applications. These applications span across the traditional voice and paging networks to the new and growing data and Internet networks. The breadth of the Company's products is believed to be unique in the marketplace and allows Glenayre the ability to provide a complete end-to-end solution for carriers around the globe.

The Company's operating activities are currently focused in two marketing areas: wireless messaging products and enhanced services platform products.


                           WIRELESS MESSAGING PRODUCTS

Glenayre's Wireless Messaging Products operations accounted for approximately 65%, 82% and 83% of net sales for 1999, 1998, and 1997, respectively and are sold into the one-way and two-way paging marketplace. Wireless Messaging products include switches, transmitters, receivers, controllers and related software and two-way messaging devices since the acquisition of Wireless Access, Inc. ("WAI") in November 1997. Glenayre believes that it has the leading market share in the United States and that it is a leading participant internationally in the paging switch, controller and transmitter market.

Paging is a method of wireless telecommunication that uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. A paging system is generally operated by a service provider which incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the Federal Communications Commission ("FCC") and elsewhere from the authorized government body to operate a paging frequency within either a local, regional or national geographical area. Each paging subscriber is assigned a distinct telephone number which a caller dials (either directly or via the Internet) to activate the subscriber's pager (a pocket-sized radio receiver carried by the subscriber).

A paging system is comprised of four general elements: (i) the "Control Point",
(ii) the "Link Medium", (iii) the Paging Radio Frequency ("RF") Network and (iv) the End User Devices. Information for a subscriber is received (typically via the public service telephone network or via Internet/e-mail) by a paging switch located at the Control Point. The message (numeric or alphanumeric) is then forwarded to the Link Medium via a data network. The information is then forwarded to the Paging RF Network via means determined by the type of Link Medium deployed by the paging operator (examples include satellite distribution, RF terrestrial, wireline, microwave, etc.). This RF Network consists of a network of transmitter base stations and controllers. The message is reformatted and converted to a radio signal, which is then sent by the transmitters via antennae to the subscriber's pager ("End User Devices"). The transmitters manufactured by Glenayre are specifically designed to simulcast, which is the transmission of the same signal by two or more transmitters on the same channel frequency at the same time in an overlap area (a geographical region accessible by more than one transmitter). The Company's equipment exhibits exceptional accuracy in simulcasting performance, resulting in superior voice and data quality and coverage area, and in superior reliability and exactitude of message reception. The radio signal is received by the End User Device which causes the pager or personal messaging device to emit a beep, vibrate, or otherwise notify the subscriber that a message has been received and stored in the device. The device then provides the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message. This is typically termed "one-way" paging because the initiator does not receive notification of message received or any response from the target subscriber.

The two-way paging system is similar to one-way paging systems. The inherent difference is that two-way paging systems close the loop from End User Device back into the infrastructure equipment and/or back to the initiator of the message. In order to effect this reverse path communications: (i) the End User Devices must have an internal transmitter, (ii) the paging provider must deploy a receiver network to obtain and transfer the data back into the system and
(iii) there must be a reconciliation device which handles the traffic flow. Glenayre provides (i) personal messaging devices which have both receiver and transmitter, (ii) the industry standard receiver network equipment and (iii) a scaleable, network flexible, reconciliation device. Once the End User Device receives the radio signal from the transmitters via antennae, the two-way End User Device then transmits information to the receiver RF Network via receiver antennae. The information is reformatted and sent back into the two-way system via means determined by the media deployed (typically high speed data networks). This information path is unique to two-way paging (as opposed to one-way) and can be used to locate the end user, acknowledge receipt of message and initiate messaging from the user.

Two-way systems provide such services as device location, two-way acknowledgment, machine control and feedback and interactive end-user services such as customer response paging, remote mobile wireless e-mail, subscriber initiated messaging, subscriber-to-subscriber messaging, advanced voice paging and other data services.

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

A pager has an advantage over a landline telephone in that the pager's reception is not restricted to a single location. Pagers (or personal messaging devices) also have advantages over a cellular portable telephone in that a pager is smaller, has a much longer battery life, has excellent coverage and roaming capability, is more robust and durable, more reliable (the device as well as the service) and less expensive to use.

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

In addition to the two-way and 900MHz transmitter product lines, the Company also provides transmitter and receiver equipment in the VHF (137MHz to 175MHz), 280MHz to 330MHz, and UHF (395MHz to 512MHz) bands. Due to the large volume of transmitter base stations required in a large paging system, Glenayre's base stations are designed to minimize the customer's total cost of ownership. As such they are designed (i) to minimize costs associated with site rental and ancillary fees, (ii) to provide for scalability and flexibility, (iii) for reliability and facilitation of maintenance, (iv) for ease of programming and configuration, (v) to provide maximal operational efficiency, (vi) with flexible networking and communications capabilities and (vii) to provide for custom configurations where appropriate.

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

CONTROLLERS. The Company currently offers or supports four products for transmitter control: (i) the GL5000 control system is a medium-feature transmitter control system used primarily in international markets; (ii) the QT1000 TXC is a full-feature system providing automatic early notification of system variances and automatic remote adjustment capabilities to ensure that all transmitters in the system remain synchronized; (iii) the GL-C2000 product line supports all existing digital paging formats and will support all currently proposed "high speed" paging and messaging formats (including certain two-way applications) with data transmission rates from 200 to 6,400 bits per second when coupled with the appropriate Glenayre RF hardware; and (iv) the GL-C9000, in combination with the GL3100 RF Director, is designed to control two-way transmitter systems, with high-speed voice and advanced data capabilities. Additionally, the GL3100 RF Director provides reverse channel traffic handling for two-way systems. The latter two controllers have advanced data handling and flexible networking capabilities which lend themselves to advanced communications networks.

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

Glenayre also provides a state of the art operations and maintenance control ("OMC") system that provides its customers a means by which to monitor, control, and upgrade their one-way and two-way systems.

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

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service network, known as the Glenayre Care Group, throughout the world. Glenayre's standard warranty provides its customers with repair or replacement of all defective Glenayre manufactured equipment. The warranty is valid in the case of the majority of its transmitters for two years, and in the case of all other products for one year from the later of date of shipment or date of installation by a Glenayre qualified technician. The major locations of the Glenayre Care Group are Vancouver, British Columbia; Quincy, Illinois; Atlanta, Georgia; Amsterdam, the Netherlands; and Singapore. The Glenayre

Care Group, the majority of the employees of which are technical specialists, maintains the Company's installed base of equipment and is equipped with an automated field service management system to provide more responsive customer service.

COMPETITION. The Company is a leading worldwide supplier of switches, transmitters, receivers, controllers and software, used in paging, voice messaging and message management systems. While the services from the foregoing products represent a significant portion of the wireless personal communications systems industry today, the industry is expanding to include new enhanced services and new markets. Paging like services are being offered using alternative messaging technologies such as PCS. There can be no assurance that the Company will obtain market acceptance of its products in the face of competing technologies or be successful in introducing new products. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone and PCS industries, certain of which are larger and have significantly greater resources than the Company, could attempt to enter into the Company's markets and compete with Glenayre's products and systems.

The Company's competitive market position is based upon its knowledge of sales of products of the type sold by the Company in the segment of the wireless personal communications industry in which the Company competes, information derived from its close working relationship with large paging service providers and market information obtained from industry trade publications and sources.

         o UNITED STATES. The Company believes that it has the largest market share (based on the number of units sold) of the United States market for sales of one-way and two-way switches and related equipment and software, and one-way and two-way transmitters and controllers. Traditionally, our principal competitor in this market was Motorola, Inc. ("Motorola"). Since Motorola has effectively exited this market, it is the Company's belief that its leadership position with respect to the sale of paging switches in the United States substantially exceeds that of any other paging switch manufacturer. The Company believes that it captured the largest percentage of sales of paging switches serving more than 10,000 subscribers in each of the last three years.

                  The Company believes sales of its transmitter and controller products exceeded sales of such products by competitors in this market, principally smaller manufacturers that primarily serve small local paging service providers which represents a small segment of the total domestic infrastructure market.

         o INTERNATIONAL. Since Motorola has effectively exited this market, the Company believes that its leadership position (based on the number of units sold) of paging switches, transmitter and controller products outside of the United States substantially exceeds that of any other paging infrastructure manufacturer, which currently consist primarily of small manufacturers that serve small local paging service providers, which represent a small segment of the total international infrastructure market.


PAGING MESSAGING DEVICES:

The Company's Consumer Products Group designs, develops and markets innovative, low-power, two-way wireless data messaging devices. The Company's products are based on Motorola's family of FLEX two-way paging protocols which the Company believes will become the industry's standard two-way wireless data messaging protocols. The two-way wireless data messaging capability of the Company's devices will allow service providers to reuse their RF spectrum and thereby offer expanded two-way alphanumeric wireless data messaging services to significantly more users than would be possible with a traditional one-way alphanumeric paging network.

ACCESSLINK(TM) II. The AccessLink II allows wireless data messaging service providers to offer customers full two-way paging service capabilities in a device to be approximately the same size as today's one-way alphanumeric pagers with a four-line LCD display and more than 30 days of battery life. The AccessLink II allows a service provider to ensure guaranteed message receipt by storing and re-sending a message when the recipient's device is turned off or is out of the service area. In addition, the AccessLink II provides users with the ability to create custom replies and to originate messages to another pager or to an e-mail address. The AccessLink II also utilizes the Company's proprietary integrated chipset. The AccessMate and AccessLink II are available for both the ReFLEX25 and the ReFLEX50 protocols and went into commercial production in 1998. Key AccessLink II features include:

         o MESSAGE ORIGINATION. The AccessLink II allows a user to create and send custom messages from the device. A user is able to create a message by selecting letters displayed on the onscreen keyboard using an omni-directional keypad. In addition, a user can send a preprogrammed or user-created message to another AccessLink II user, to an Internet e-mail user, to a one-way alphanumeric pager, to a dial-in system that uses synthesized voice technology to deliver a message or to a fax machine.

         o INTERNET CONNECTIVITY. The AccessLink II user can exchange messages with Internet e-mail users. AccessLink users can have an e-mail address defined by their service provider that allows them to receive e-mail messages across the Internet. In addition, AccessLink II users can originate e-mail messages from the device and send them to any Internet e-mail user's address.

         o EASE OF USE. The AccessLink II's easy-to-manipulate omni-directional keypad and innovative user interface provide the user with an easy means of creating, storing and sending messages. All information is contained within folders, which can be opened and closed with the omni-directional keypad. The AccessLink II's keypad can easily be operated one-handed and allows the user to scroll through the display and move the cursor to select options.

         o COMPUTER CONNECTIVITY. The AccessLink II provides an infra-red, IRDA compatible port for wireless connection to personal or palm top computers. Once connected to the computer with the appropriate applications software, a user can send and receive messages with the AccessLink II acting as a wireless modem.

         o HIGH-PERFORMANCE TRANSMITTER. The AccessLink II transmits at a level that allows for creating and sending long, custom messages. The Company believes the AccessLink II balances the need to generate messages with the need for extended battery life while utilizing a single AA battery.

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

COMPETITION. Glenayre believes it is currently the market leader in two-way messaging device sales. Motorola is the only other company that currently has a product that operates in a ReFLEX based two-way wireless data messaging network. Motorola and other potential producers of devices for the two-way wireless data messaging market, such as Uniden, Sony and Casio, have longer operating histories, significantly greater financial, technological, management and marketing resources, greater name recognition and larger installed customer bases than Glenayre. These other potential competitors do not currently offer devices for ReFlex networks. In addition, each of these companies can devote greater resources to developing, marketing and selling their products than Glenayre and may be able to respond more quickly to new or emerging technologies and changes in customer needs. Additionally, paging-like services are being offered using alternative messaging technologies such as PCS. There can be no assurance that the Company will obtain market acceptance of its products in the face of competing technologies or be successful in introducing new products. The failure of Glenayre to compete effectively could result in lower prices, reduced margins or loss of market share, any of which could have an adverse effect on the Company.

Other packet networks are BSWD/Mobitex and American Mobile Satellite Corp/Ardis. Additional competition from device manufacturer's on these networks include Research in Motion ("RIM"). RIM currently offers devices for these networks. They are known as the RIM 850, RIM 950 and the Blackberry service product.

Competition in the Company's End User Device markets is based upon quality, product features, services, technical performance, capabilities, service and price, in addition to battery life, size, ease of use, appearance, durability, and reliability. End User Devices represent a much more significant ratio (than infrastructure) of a paging provider's total capital investment.

MARKETING AND SALES, CUSTOMERS. The Company markets to paging carriers primarily in the United States through a direct sales force. To date, the Company's two-way and guaranteed message delivery device revenues have been primarily from SkyTel, PageNet, WebLink Wireless, Metrocall, Arch, AirTouch and TSR.

Expansion of sales territories in Canada with PageNet Canada/Madison Communications and sales channels such as Office Depot are expected to grow in 2000. The Company believes there will also be an expansion of sales channels with its own e-commerce and third party partners such as Handspring and JP Systems.

                    ENHANCED SERVICES PLATFORM PRODUCTS (ESP)

Enhanced Services Platform products from the Company accounted for approximately 35%, 18% and 17% of net sales for 1999, 1998 and 1997, respectively and is comprised of the Company's INTELLIGIS product line which includes the MVP System and the openMEDIA prepaid platform. By integrating these two platforms, the Company believes it will be in a strong position to serve both fixed and wireless service provider needs for revenue generation. The MVP System and the prepaid platform provide network operators with the enhanced services, prepaid wireless and calling card products needed to increase revenues from the current customer base and to acquire new subscribers. By combining these two platforms into a single product, the Company believes it will be able to offer a unique and powerful platform to help carriers reduce their operational costs and become more profitable. The Intelligis product family allows carriers the ability to compliment and enhance their core service offering with additional communication or billing services.

Glenayre's enhanced services platform, MVP(R) Modular Voice Processing system enables cellular, PCS, wireline and paging network operators to offer their subscribers value-added services that enhance and complement their core communication products.

MVP SYSTEM. The MVP system's scaleable architecture provides service providers with an efficient growth path for their subscriber base. The system can start out small and grow to handle up to 1,000,000 subscribers. Its modular architecture allows service providers the ability to add additional capacity as their subscriber base grows. This protects their capital investment and allows service providers an elegant growth path. Additionally, it interfaces into the myriad of trunk interfaces provided by central office switches, cellular switches, paging terminals, telephone answering systems and inter exchange carrier ("IXC") switches, even integrating into different telecommunication networks simultaneously. It also has the capability of integrating into various Intelligent Networks around the world.

MVP 2120 - The MVP 2120 is a full-featured enhanced services platform that scales for 24 ports to 120 ports on a single node. The MVP 2120 delivers all of the applications and is a very solid choice for the small to medium size market.

MVP 4240 - The MVP 4240 doubles the capacity of the MVP 2120 on a single node. The MVP 4240 is a NEBS-compliant enhanced services platform that is a step above the MVP 2120. The MVP 4240 is the favorite of medium to large size markets.

Intelligis LSP (Large Solutions Platform) - is the answer to the very large installations for service providers. Because the Intelligis LSP is an evolution of the MVP 4240, it utilizes virtually all of its components. Intelligis LSP allows carriers to grow their systems to very large numbers and still protect their capital investment in the MVP product family.

ENHANCED SERVICES APPLICATIONS. The platform's flexibility allows service providers to choose the number and combination of enhanced services to offer, including voice, fax, and data messaging, short message service, one touch call return, continuous calling, voice activated dialing, unified messaging, and CONSTANT TOUCH(TM) Service, a single number service. These services are in great demand by telecommunication carriers as they try to offer applications that differentiate their service offering and provide value to help retain subscribers in an increasingly competitive arena.

Glenayre's enhanced services system provides many voice messaging applications with intelligent message notification. Subscribers are notified, via their pager or phone handset, when they receive a new message in their mailbox. The system alerts subscribers to the number and type of message received, including urgent and fax messages.

A new application for the enhanced services platform is the Integrated Short Message Service ("ISMS") feature. ISMS is an economical way for carriers to deliver message waiting indicators to a digital handset. In many cases short message traffic is generated by the voice messaging system. Instead of carriers purchasing a complete Short Message Service Center ("SMSC"), carriers can deploy ISMS to give subscribers the message waiting indicators over a digital phone. The ISMS is much less expensive than a complete SMSC.

Glenayre's One Touch Call Return feature allows the subscriber to return calls with a keystroke. When the caller leaves a message, the system captures the caller's telephone number, either by Automatic Number Identification or by the caller manually entering the caller's number. When the subscriber listens to the message, the callback number plays as part of the voice message. At any time, the subscriber can press a button and the caller's phone number is dialed by the system. After the call is completed, the subscriber is returned to the subscriber's voice mailbox.

Fax messaging permits faxes to be sent directly to a subscriber's voice mailbox. The subscriber is notified that a fax message has been received in the subscriber's voice mailbox. The fax is stored in memory and can be printed from any fax machine when the subscriber is ready to retrieve it. The fax can also be distributed to other fax machines or other subscribers as part of a fax broadcast or distribution list.

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

When a caller dials the subscriber's CONSTANT TOUCH number, the system prompts them to speak their name and enter their telephone number. The system then calls a series of preprogrammed numbers to notify the subscriber that a caller is holding. The system plays the caller's name, "introducing" the caller. The subscriber can choose to connect with the subscriber's caller or forward the caller to the subscriber's voice mailbox or assistant.

Glenayre deployed Unified Messaging applications in 1999. With Unified Messaging, carriers can offer their subscribers a centralized center for their voice, fax, data and e-mail messages. Unified Messaging provides carriers the ability to integrate fixed and wireless networks. Unified Messaging allows subscribers an "inbox" on their computer that consolidates all of their messages. Instead of calling their voice mailbox, and then logging onto a computer, all of their messages are in one place. Subscribers simply point and click to access all of their messages. With text-to-speech, a subscriber's e-mail messages can be read to them over the phone.

A major development project for the Glenayre enhanced services system is speech recognition. Glenayre has developed a new voice dialing application allowing subscribers to place calls using only their voice. The subscriber speaks a name or telephone number and the system places the call. Glenayre expects to continue to develop additional speech recognition products for the voice mailbox.

The Company believes that by providing many multi-media applications on a single platform, carriers will derive value. The Intelligis product family is designed to provide a great return on investment by providing multiple applications and revenue streams on a single platform. This gives service providers a means to generate additional revenue and increase subscriber loyalty.

NETWORK MANAGEMENT SYSTEMS. During 1999, the Company completed the first phase of an Operational and Management Control System. Intelligis System Management Unit ("SMU") is a system that monitors the Intelligis product line and provides service providers with sophisticated, alarming, provisioning and statistical information relating to the performance of the enhanced services system in a carriers network. This system will enable wireless and wireline operators to continually evolve their businesses beyond the competition. The benefits that Glenayre customers enjoy are reduced maintenance costs, improved customer retention, better marketing information, enhanced technological leadership and improved system availability.

PREPAID AND CARD SERVICES. Glenayre's openMEDIA Prepaid Wireless platform offers a powerful feature set specifically designed for wireless operators throughout the world. The prepaid product is a business solution that provides customer care, provisioning, audit trails and call detail records for wireless operator's prepaid subscribers. The Prepaid Wireless application allows carriers the ability to offer their core wireless service in a network based prepaid offering. With Prepaid Wireless, carriers can sell their service offering before customers use it. This helps with fraud and allows carriers to tap into huge markets of new subscribers. The Company is developing new releases of its Prepaid Wireless application to include advanced features such as Web-based administration, VOIP (Voice over IP), inbound call screening, advanced cellular-to-cellular call rating, nationwide cellular roaming and Intelligent Network Solutions.

Through a strategic development alliance with AG Communications Systems, a wholly owned subsidiary of Lucent Technologies, as well as through continued alliances with Nortel Networks, Motorola and Nokia, Glenayre continues to develop and deliver the next generation of card services and enhanced services products utilizing global open standards within the Intelligent Network call models. This architecture and application environment represents the leading edge for global super carrier delivery of end user services within a converging wireless, wireline and IP standards based network infrastructure.

Glenayre's platform is a client/server-based software platform from which multiple telecommunications applications can be run across shared network and database resources. The platform provides an interface between telephony and computing resources, including switches, voice response units ("VRUs"), databases, billing systems and network management software. The platform facilitates the generation of call flows and insulates application developers from low-level programming of hardware components. Glenayre's modular, client/server architecture permits the replacement and interchangeability of network hardware components and ensures the reusability of common software modules as Glenayre develops new applications. The platform provides the following key features: rapid service creation, modularity, high volume and scalability, network connectivity and fast call setup, real-time call management, external interfaces and disaster recovery and reliability.

The Company sees an opportunity for a tight integration between the enhanced services system and the prepaid system. Development efforts include the IntelligisSP, which is a new platform that integrates the prepaid and card service applications with enhanced services. In addition, the Company continues to develop a new architecture for the prepaid applications. The Glenayre prepaid platform is also developing the protocols and signaling formats for the integration into various Intelligent Networks.

COMPETITION. For sales of enhanced services systems, the Company competes in the United States and internationally primarily with Comverse Technologies, Inc., Lucent/Octel Communications Corporation, Unisys Corporation, and Centigram Communications Corporation.

For sales of Prepaid Wireless products and services, the Company competes in the United States and internationally primarily with Brite Voice Systems, Inc., Comverse Technologies, Inc., Precision Systems, Inc., Logica-Aldiscon (formerly Aethos), LHS (formerly Priority Call Management), and Sixbell (Chilean Company).

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

There was no customer that accounted for 10% or greater of sales during 1999. Sales to one customer amounted to approximately 11% and 12% of net sales for 1998 and 1997, respectively. An additional customer accounted for 13% of net sales in 1998. Although a single customer accounted for more than 10% of the Company's net sales in 1998 and 1997, the dependence on any one customer is mitigated by the large number of entities in the Company's customer base. The amount of business with any customer in a reporting period is determined by the timing of the development and expansion of existing customers' and new customers' systems.

RESEARCH AND DEVELOPMENT

The Company believes that a strong commitment to research and development is essential to the continued growth of its business. Glenayre has consistently developed innovative products and product improvements for the telecommunications industry, and has often been the first to bring such products to market. One of the key components of the Company's development strategy is the promotion of a close relationship between its product development staff, internally with Glenayre's manufacturing and marketing personnel, and externally with Glenayre's customers. Utilizing this strategy, Glenayre expects to develop and bring to market customer-driven products in a timely manner.

The Company believes it is in a much better position to gain significant efficiencies from research and development. Because of the integration between the three business units, the research and development organization is also integrated. This assures the Company that there is no wasted effort or redundant development. It allows a cross-functional group to drive all of the products forward.

The Company has extensive expertise in the technologies required to develop wireless communications systems and products including digital signal processing ("DSP"), voice processing (both frequency modulation ("FM") and linear), real-time software, networking and network management software, high-speed digital logic, high and low power radio frequency, protocol development, data network and system design. Additionally, the Company has a core competency in devices, packaging, ease of use, integration and implementation. The Company believes that by having a research and development staff with expertise in these key areas, it is well positioned to develop enhancements for its existing products as well as new personal communication products. Investment in advanced computer-aided design tools for simulation and analysis has allowed Glenayre to reduce the time for bringing new products to market.

The majority of the Company's research and development staff are engineers or computer science professionals. Glenayre's research and development efforts are located in its Vancouver, British Columbia, Canada; Atlanta, Georgia; and Santa Clara, California facilities. Total research and development costs for the Company were $41 million, $47 million and $37 million or 17%, 13% and 9% of net sales for 1999, 1998 and 1997, respectively. The Company devotes substantial resources to research and development in order to develop new products, improve existing products and support ongoing custom feature and enhancement development. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete.

NEW PRODUCTS AND UPGRADES. The principal new products and enhancements by the Company in 1999 related to its Enhanced Services products include the following:
(i) a new Large System enhanced services platform named Intelligis LSP. This product, with an increased capacity over the existing MVP 4240 system, is engineered to serve the Tier 1 ESP market of up to 1,000,000 subscribers. Intelligis LSP includes a cluster of Intelligis AMUs (MVP 4240-like nodes) networked together in a peer-to-peer configuration, along with; (ii) an operations and maintenance unit, the Intelligis SMU. The Intelligis SMU manages multiple nodes and provides a single interface point for managing the large system configuration. The Intelligis SMU product allows multiple systems and nodes to be managed as one unit, simplifying the operators' and system administrators' task and reducing operating expense for operators; (iii) A unified messaging server application, Intelligis SMU, that provides subscribers with Internet access to voice, fax and emails and unifies them into one inbox. Users have the ability to playback, record, forward, and reply to voice, fax or emails, all from their desktop personal computer; (iv) Intelligis Services Platform, ("Intelligis SP"), which provides both prepaid services and enhanced prepaid and postpaid services - all from a single turnkey system. This new platform provides optimum value for the infrastructure investment and enables network operators to bundle prepaid with value-added enhanced services.

STRATEGIC ALLIANCES

The Company believes that in order to leverage its research and development efforts, strategic alliances are important. The Company sees strategic alliances as a way to develop an end-to-end solution for the carriers. These strategic alliances are carefully researched and engaged to bring subscriber applications using Glenayre infrastructure and devices as the foundation for the application. The Company realizes that there are other companies who have more product expertise in certain areas, and by leveraging these companies strengths, Glenayre should be able to provide more infrastructure products. This strategic initiative is an integral part of our strategy to bring communication solutions to the industry.

In 1999, the Company began strategic initiatives and has entered into agreements with the following technology companies to jointly develop products and applications for the industry. These partnerships and joint efforts have included: (i) Loc8.net which is a location based technology which utilizes GPS technology to help locate people and assets, (ii) InfoWave which is a company who has developed a client based wireless integration with Microsoft Outlook and the Wireless Messaging Device, (iii) Handspring which is a new PDA supplier and markets its product under the product name Visor will develop a wireless module to attach onto the Visor model to allow wireless data messaging between a customer's PDA and other data devices, (iv) JP systems which delivers e-commerce services to the AccessLink(TM) II and @ctiveLink(TM) Messaging Platform(TM) and InfoBeam web-to-wireless technology, a new level of Internet content access available for a range of mobile devices and wireless networks and (v) Aether Systems, Inc. and Inciscent which develop and distribute wireless enabling solutions utilizing Glenayre's @activeLink(TM) module for the Handspring Visor(TM).

In 2000, the Company plans to continue with this strategy of identifying application needs and entering into relationships with the strongest application providers in the market. The Company will look for companies with strong Internet and Web-based applications as well as companies with strong technological expertise. All of these alliances are designed to drive Glenayre infrastructure and devices as the usage increases.


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

In an effort to better serve its international customers, Glenayre has established sales offices outside of the United States in various locations worldwide, including:

Manila, Philippines                          Singapore
Vancouver, Canada                            Milton Keynes, England
Mexico City, Mexico                          Beijing, China
Dubai, United Arab Emirates                  Amsterdam, Netherlands
Sao Paulo, Brazil                            Taipei, Taiwan
Tokyo, Japan                                 Shanghai, China

Glenayre has staffed each of these offices with either local or expatriate multilingual personnel. The Company may need to add personnel and offices in some of the international markets should the growth in those markets justify these additional expenditures. See Note 10 to the Company's Consolidated Financial Statements for information relating to export sales.

As part of the Company's integrated marketing and sales efforts, Glenayre encourages and facilitates a philosophy of open communication between the Company and its customers. Toward that end, the Company often invites customer representatives to meet with Glenayre's engineers and marketing personnel to collaborate in the development of new and enhanced products.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. However, the Company does not expect to enter into significant additional customer financing arrangements. See Notes 4 and 14 to the Company's Consolidated Financial Statements.


INTERNATIONAL BUSINESS RISKS

Approximately 47% of 1999 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 1999 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company's currency exchange fluctuation risk.

MANUFACTURING

Glenayre currently manufactures its Wireless Messaging Products at Company facilities in Quincy, Illinois except for its two-way paging devices, which are assembled by a third-party manufacturer. The MVP enhanced services platform and Open Media prepaid services Platform are also manufactured at the Quincy facility. This represents a change from years prior to 2000 where the MVP Enhanced Services Platform and Open Media product were built in the Vancouver, BC facility. Analysis of production facilities suggested that consolidating the manufacturing of these products with product already being built in the Quincy facility was the most efficient approach. It is expected that this consolidation will provide synergy and leverage to enhance the operating margins on both the transferred product lines and the current Quincy product portfolio.

The Company's manufacturing capabilities include assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors; mechanical materials such as cabinets in which the systems are housed; and peripherals, including disk drives. The components and parts used in the Company's products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from one source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single source components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials may be experienced. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements in the world market. The Company performs standard procedures to test, tune and verify products prior to shipment to the customer.

The Company believes in setting high standards of quality throughout all its operations. The Company has certification to the ISO 9001 international standard for quality assurance in areas including design, manufacture, assembly and service for the Quincy, Illinois and Atlanta, Georgia facilities. Avex Electronics in Huntsville, Alabama manufactures all of the Company's two-way paging products. Avex is an ISO 9000, 9001 and 9002 certified contract manufacturer. ISO is a worldwide federation of national standards bodies, which have united to develop internationally, accepted quality systems standards so that customers and manufacturers have a system in place that provides a known quality. The standards set by ISO cover every facet of quality from management responsibility to service and delivery. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

The Company utilizes Materials Resource Planning ("MRP") systems for production planning in its manufacturing and state-of-the-art workstations for its engineering functions. In 1998, Glenayre implemented a new business operating system linking a significant portion of the Company's business functions.

The Company's believes that its present facilities are adequate for current and immediate future manufacturing needs.

INTELLECTUAL PROPERTY ASSETS

The Company's intellectual property portfolio consists of its patents, copyrights, registered and common-law marks, Internet domains, collective employee knowledge, blueprints, technical specifications, manufacturing processes and other trade secrets ("Intellectual Property"). The Company protects its Intellectual Property through a combination of methods, including maintenance of trade secrets through appropriate corporate policies and procedures; registration of patents, copyrights, trademarks and service marks; and implementation of appropriate technical security measures.

The Company owns or has a license under numerous patents. While the Company's aggregate patent portfolio is important for competitive and operational reasons, the Company does not believe that any one patent is of material importance to the Company's continued operations or market competitiveness.

The Company's registered marks are also valued corporate assets. The Company protects its most important marks through registrations in the United States and various foreign countries. The Company's registered marks include "GLENAYRE ", "CONSTANT TOUCH" and "MVP". In addition, Glenayre has applied for registrations for @ctiveLink and Solutions for an @ctive World.

Despite the Company's efforts, it is possible that the Company's control of certain Intellectual Property could be compromised. For example, the laws of certain foreign countries in which the Company does business do not provide the same level of protection for intellectual property as do the laws of the United States. In addition, with respect to trade secrets, it is possible that competitors, without access to Glenayre's Intellectual Property, could develop and market products with similar functionality.

Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful. Regardless, with respect to currently pending claims, the Company does not believe that an adverse resolution would have a materially adverse effect on the Company.

BACKLOG

The Company's firm backlog from continuing operations at December 31, 1999 and 1998 was approximately $57 million and $120 million, respectively. A significant portion of this decrease is related to the reversal in the second quarter 1999 of approximately $46 million in orders from Conxus who filed for Chapter 7 bankruptcy liquidation. Additionally, the backlog decrease from 1999 to 1998 is partially caused by orders booked in 1999 which on average have shorter delivery schedules than the orders booked in 1998. In general, the Company expects to commence shipment of the orders in the backlog within six months of their respective backlog dates. Approximately all orders on hand at December 31, 1999 are expected to be shipped during 2000. The orders not being shipped in 2000 are primarily due to the timing of delivery as requested by customers. This is a forward-looking estimate that is subject to substantial change based on the timing of installation of systems by the Company's paging service provider customers and the market acceptance of personal communication products by the customers of such paging service providers.

GOVERNMENT REGULATION

Many of Glenayre's products operate on radio frequencies or connect to public telecommunications networks. National, provincial, and/or local governments regulate radio frequency and telecommunications networks, as well as the operations of telecommunication service providers in many markets, including the U.S. market. In some instances, regulatory requirements give the Company an opportunity to provide additional product solutions to our customers. However, in introducing products to a market, there is no assurance that the Company and/or its customers will obtain regulatory approval. In addition, it is always possible that a new regulation or a change in the interpretation of exiting regulations could adversely affect the Company's ability to sell products in that market. Were this to occur, the Company believes it has appropriate technical, administrative and professional personnel and consultants to address issues in an efficient and timely manner to minimize the long-term impact on the Company and its customers.

EMPLOYEES

At December 31, 1999, the Company and its subsidiaries employed approximately 1,300 persons. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:

                                      Size               Owned             Lease
     Location                     (Square Feet)        or Leased       Expiration Date               Uses
     --------                     -------------        ---------       ---------------               ----
Vancouver,                           197,668         156,534 owned                          Research and development,
  British Columbia                                   41,134 leased        2001-2002         product management,
                                                                                            service, accounting,
                                                                                            purchasing and training
                                                                                            facilities.
Quincy, Illinois                     154,256                 owned                          Manufacturing, service,
                                                                                            accounting, purchasing and
                                                                                            training facilities.
Santa Clara, California               51,200                leased           2000           Service, sales, accounting,
                                                                                            purchasing, research and
                                                                                            development, and
                                                                                            administration.
Atlanta, Georgia                      75,000                 owned                          Sales, service, research
                                                                                            and development, and
                                                                                            training facilities.
Charlotte, North Carolina             14,692                leased           2004           Corporate headquarters,
                                                                                            sales, marketing,
                                                                                            accounting and finance.
Singapore                             42,000                 owned                          Service, sales, accounting
                                                                                            and training facilities.

In addition to its sales offices listed above, Glenayre also maintains sales offices throughout the United States and internationally. See "Business--Marketing and Sales." During the first quarter of 1999 Glenayre halted the construction in progress on a 110,000 square foot expansion of its Vancouver facilities. The plans were revised and only a parking facility and a 16,000 square foot first level were completed. The total cost of this expansion was approximately $12 million of which approximately $4.7 million is included in capital expenditures for the year ended December 31, 1999. Approximately $6.3 million and $900,000 paid toward architecture, engineering and construction costs relating to the new expansion are included in capital expenditures for the years ended December 31, 1998 and 1997, respectively. The Company is currently exploring opportunities that will satisfy the requirements for its Vancouver operations.

ITEM 3.  LEGAL PROCEEDINGS

On January 31, 1997, an amended class action complaint consolidating two lawsuits filed in the fourth quarter of 1996 (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors. The District Court dismissed the Complaint in November 1997, but granted the plaintiffs the right to amend and refile. The plaintiffs filed an amended Complaint, which the District Court dismissed in December 1998, without the right to refile. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On December 16, 1999, the Court of Appeals affirmed the District Court's dismissal. The Plaintiffs did not appeal this decision. On February 20, 1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. The Company expects that the plaintiffs will voluntarily dismiss the Shareholder's Complaint in light of the outcome of the class action Complaint; however, there can be no assurance of this. Additionally, the Company is currently involved in various other disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.

Additionally, the Company is a party to several intellectual property claims and disputes related to its business operations. The Company believes that the ultimate resolution of these claims and disputes will not have a material effect on the Company's financial position or future results of operations. However, if such litigation resulted in the Company's inability to use technology, the Company might be required to expend substantial resources to develop alternative technology or to license such technology on commercially reasonable terms.

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

                                                             Price Range of
                                                              Common Stock
                                                              ------------
                                                             High        Low
                                                             ----        ---
Year Ended December 31, 1999
  First Quarter.......................................     $6.094      $3.375
  Second Quarter......................................      4.813       3.125
  Third Quarter.......................................      6.063       2.688
  Fourth Quarter......................................     13.000       2.281

Year Ended December 31, 1998
  First Quarter.......................................    $14.250     $10.000
  Second Quarter......................................     17.000      10.188
  Third Quarter.......................................     12.250       6.375
  Fourth Quarter......................................      7.938       3.969

At March 6, 2000 there were approximately 2,100 holders of record of the Company's common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 1999 has been derived from the Company's audited Consolidated Financial Statements. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. MUX was sold on November 1, 1999. The Company made three acquisitions in 1997: (i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation ("ODC"), a developer of database management platforms providing applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. ("WAI"), a developer and marketer of two-way paging devices on November 3, 1997. The results of the acquired companies are included from the dates of acquisition by the Company except for MUX which is shown as discontinued operations in years 1995-1999. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto,

"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.

(In thousands, except per share data)

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                       1999*            1998*           1997*       1996           1995
                                                       -----            ----            ----        ----           ----

            OPERATING DATA:
  Net sales .....................................   $   238,089    $   367,039    $ 419,570    $   362,234   $   308,397

  Income (loss) from continuing operations before
    change in accounting principle ..............      (127,748)       (40,724)       3,697         65,840        75,208

  Discontinued  operations ......................          (780)           954        3,242          4,604         1,240

  Change in accounting principle ................          --             --           (688)          --            --
  Net income (loss) .............................      (128,528)       (39,770)       6,251         70,444        76,448

PER SHARE DATA
  Per Weighted Average Common Share:
  Income (loss) from continuing operations before
    change in accounting principle ..............         (2.06)         (0.66)        0.06           1.09          1.29

  Net income (loss) .............................         (2.07)         (0.65)        0.10           1.16          1.31


  Per Common Share-Assuming Dilution:
  Income (loss) from continuing operations before
    change in accounting principle ..............         (2.06)         (0.66)        0.06           1.04          1.20

  Net income (loss) .............................         (2.07)         (0.65)        0.10           1.11          1.22


                                                                  At December 31,
                                                                  ---------------
                                                 1999       1998       1997      1996        1995
                                                 ----       ----       ----      ----        ----
BALANCE SHEET DATA:
   Working capital .........................   $158,035   $154,472   $161,454   $279,031   $223,487
   Total assets ............................    413,558    561,795    590,161    521,210    447,580
   Long-term debt, including current portion        669        823      3,747        879      2,147
   Stockholders' equity ....................    335,478    462,153    492,359    455,861    390,694

-------------------------------------
*The results for 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles related to the WAI acquisition, restructuring charges of $14.6 million and $8.2 million write-off of uncollectible subordinated notes. The results for 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles related to the ODC acquisition, restructuring charges of $6.8 million and a $7.9 million loss on sale of the Company's network management business. The results for 1997 were impacted by a $38.7 million charge for purchased research and development related to the ODC and WAI acquisitions and a $5.2 million write-off of goodwill related to the CNET acquisition. See Note 2 to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advance messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are used in cellular, PCS, wireless, data, paging, and IP networks.

Glenayre acquired three companies in the year ended December 31, 1997. In November 1997, the Company acquired WAI, a developer and marketer of two-way paging devices. In September 1999, the Company wrote-off goodwill and other intangibles related to the November 1997 acquisitions of WAI. (See Write-off of Goodwill and Other Intangibles). Glenayre acquired Open Development Corporation, a developer of database management systems providing applications for calling cards in October 1997. In December 1998, the Company wrote-off goodwill and other intangibles related to the October 1997 acquisition of ODC. (See Write-off of Goodwill and Other Intangibles) In January 1997, the Company acquired CNET, Inc., a developer of software including network management tools. In December 1998, the Company sold this network management business. The operating results of the three acquired companies are included in the consolidated results of Glenayre since the acquisition dates. In September 1997, the Company announced plans to consider divesting MUX, allowing Glenayre to focus on its core markets of paging and enhanced messaging. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. On November 1, 1999 the Company completed the sale of MUX and the operating results of MUX have been classified as discontinued operations for 1997-1999.

RESULTS OF  CONTINUING OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations from continuing operations:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                           1999     1998     1997
                                                                           ----     ----     ----
Net sales ..............................................................    100%     100%     100%
Cost of sales ..........................................................     57       52       48
                                                                           ----     ----     ----
    Gross profit .......................................................     43       48       52
Operating expenses
Selling, general and administrative ....................................     34       27       22
    Provision for doubtful receivables .................................     28        *        *
    Research and development ...........................................     17       13        9
    Charge for purchased research and development ......................     --       --        9
    Depreciation and amortization ......................................     13       11        5
    Write-off of goodwill and other intangibles ........................     21        7       --
    Write-off of uncollectible subordinated notes ......................      3        *       --
    Loss (adjustment to loss) on sale of business ......................      *        2       --
                                                                           ----     ----     ----
Total operating expenses ...............................................   (117)      60       47
                                                                           ----     ----     ----
Income (loss) from operations ..........................................    (74)     (13)       5
Interest, net ..........................................................      2        2        2
Loss on disposal of assets .............................................     (2)       *        *
Other, net .............................................................      *        *       (1)
                                                                           ----     ----     ----
Income (loss) from continuing operations before
    income taxes and cumulative effect of
    change in accounting principle .....................................    (73)     (11)       7
Provision for income taxes .............................................     19        *        6
                                                                           ----     ----     ----
Income (loss) from continuing operations before
    cumulative effect of change in
    accounting principles ..............................................    (54)     (11)       1
Cumulative effect of change in accounting principle ....................     --       --        *
                                                                           ----     ----     ----
Income (loss) from continuing operations ...............................    (54%)    (11%)      1%
                                                                           ====     ====     ====

--------------------------------------
*less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:


                                                         Year Ended December 31,
                                                         -----------------------
                                                      1999         1998        1997
                                                      ----         ----        ----
(DOLLARS IN THOUSANDS)
Wireless messaging products ......................   $153,913    $299,315    $348,959
Enhanced services platform products ..............     84,176      67,724      70,611
                                                     --------    --------    --------
                                                     $238,089    $367,039    $419,570
                                                     ========    ========    ========

(PERCENTAGE OF NET SALES)
Wireless messaging products ......................         65%         82%         83%
Enhanced services platform products ..............         35          18          17
                                                     --------    --------    --------
                                                          100%        100%        100%
                                                     ========    ========    ========

YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

NET SALES. Net sales for 1999 decreased 35% to $238 million as compared to $367 million in 1998, which decreased 13% from $420 million in 1997. International sales decreased to $112 million in 1999 as compared to $143 million in 1998 and $223 million in 1997 and accounted for 47%, 39% and 53% of net sales for 1999, 1998 and 1997, respectively.

The decline in net sales in 1999 was due to the contraction in the overall paging market. There was a slowdown in paging infrastructure purchases as the domestic paging providers sought capital financing through normal channels or were acquired by other telecommunication companies. International customers experienced similar constraints of available capital resources. Additionally, sales of the Company's two-way paging devices were negatively impacted by a slower than expected roll out of the two-way market and recent intense price competition against its lower end product.

In response to these changes in the market, during the second half of 1999, the Company implemented a new global strategy in an effort to realize sales growth and return to profitability during the year 2000 by reducing costs and repositioning its resources to the appropriate strategic markets. As part of the Company's repositioning as a profitable growth organization, it has witnessed changes in the paging marketplace that may suggest an overall stabilization in the paging infrastructure market versus the decline experienced in 1999. Factors that contribute to this stabilization include (i) an influx of new Internet focused companies with a desire to expand into the wireless business, (ii) new distribution channels, (iii) new end to end applications and (iv) customers with access to capital. These are forward looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this 10-K. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

The decrease in sales for 1998 as compared to 1997 resulted primarily from a decrease in deliveries of the Company's paging infrastructure and MVP product to the Pacific Rim market caused by currency destabilization in certain Asian countries. This decrease was partially offset by the inclusion of a full year of revenues of WAI and ODC products.

GROSS PROFIT. Gross profit was 43% in 1999 compared to 48% in 1998 and 52% in 1997. The declines in gross profit percentages in 1999 and 1998 were primarily due to (i) restructuring severance expenses incurred for employee terminations in the Company's Quincy, IL and Vancouver, BC manufacturing facilities, (ii) additional slow-moving inventory reserves as a result of lower forecasted infrastructure sales and the bankruptcy filing of a customer in the second quarter 1999 for which certain inventory parts had been purchased, (iii) lower margins realized on paging devices and (iv) lower overall higher margin paging infrastructure sales during the periods. Additionally, the Company's paging device manufacturer incurred significant charges for rework on the Company's paging devices in the fourth quarter of 1998 and experienced product start up problems in the second quarter of 1998.

The Company anticipates its gross profit percentage to be approximately 48% in 2000. However, Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $81 million, $97 million, and $93 million for 1999, 1998 and 1997, respectively. The decrease in 1999 is primarily attributable to a decrease in employee related costs as a result of the third quarter 1999, first quarter 1999 and fourth quarter 1998 restructurings. See Note 9 to the Company's Consolidated Financial Statements. Additionally, 1999 expenses decreased due to the sale of the Company's network management business in December 1998. See Note 2 to the Company's Consolidated Financial Statements. These decreases are being partially offset by restructuring charges recorded in 1999 for the first quarter 1999 and third quarter 1999 restructuring plans of approximately $1.3 million and $4.2 million, respectively. The increase for 1998 as compared to 1997 was primarily due to restructuring expenses incurred in 1998 for cost reduction activities related to the global reduction of the Company's workforce (see Note 9 to the Company's Consolidated Financial Statements) and the inclusion of CNET, ODC, and WAI operating expenses since their dates of acquisition in 1997. These expenses in 1998 are partially offset by a reduction in employee incentive, bonus and sales commission expenses.

BUSINESS RESTRUCTURING. During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million, of which approximately $2.8 million was paid before December 31, 1999, primarily for severance and outplacement on approximately 400 positions related to a 27% reduction of the Company's global workforce. This headcount reduction impacted all functional areas of the Company but the majority of the positions impacted, approximately 200, are associated with consolidating the Company's Vancouver manufacturing operations to its Quincy, Illinois manufacturing facility. During the fourth quarter 1999, the Company expensed approximately $320,000 for retention performance bonuses earned related to the third quarter 1999 restructuring, which were earned by employees in the fourth quarter. The remainder of these retention and performance bonuses will be expensed as earned in subsequent periods. Additionally, during the fourth quarter 1999, the Company expensed approximately $280,000 for severance adjustments related to this reduction of the Company's workforce.

Additionally, the Company recorded a pre-tax charge of approximately $670,000 of which approximately $150,000 was paid before December 31, 1999 for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. The consolidation and exit process was completed for all the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which is expected to be completed by the end of the first quarter 2000. Further, during the fourth quarter 1999, the Company expensed approximately $150,000 for additional lease termination costs and asset impairments at its Vancouver facility related to the third quarter 1999 restructuring.

The total pre-tax charge for the third quarter 1999 restructuring and exiting of leased facilities was approximately $4.9 million to cost of sales, $1.0 million to research and development, $2.0 million to loss on sale of assets, and $4.2 million to selling, general and administrative expenses.

The reserve balance for the third quarter 1999 restructuring was approximately $8.2 million at December 31, 1999.

During the second quarter 1999, the Company recorded a pre-tax charge for severance of approximately $1.7 million, of which approximately $1.6 million was paid before December 31, 1999, for a workforce reduction of approximately 200 employees at its Vancouver and Quincy manufacturing facilities. During the third quarter of 1999 the Company reduced this pre-tax charge by approximately $80,000 for lower than expected actual severance expenses incurred. The reserve balance is approximately $20,000 for the second quarter 1999 restructuring at December 31, 1999.

During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees at the Vancouver, Charlotte, and Quincy facilities, exiting costs from the Blaine, Washington leased facility and asset impairment charges for leasehold improvements located at the Blaine, Washington facility (noncash charge of approximately $170,000). During 1999, the Company paid approximately $1.3 million of the first quarter 1999 restructuring costs primarily for employee termination costs and wrote-off approximately $170,000 in leasehold improvements. Additionally, during the remainder of 1999, the Company reversed charges of approximately $90,000 for less than anticipated exit costs and severance costs. The reserve balance at December 31, 1999 is approximately $40,000.

During the fourth quarter 1998, the Company recorded a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements. At December 31, 1998 the reserve balance was $4.3 million. During 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $620,000 due to lower than anticipated employee outplacement fees and severance costs at its Norwood, Massachusetts facility and lower facility exit costs offset partially by more than anticipated severance costs at other locations. During 1999 the Company paid a total of approximately $3.7 million of the fourth quarter 1998 restructuring charge primarily for employee termination costs, operating facility costs and early termination fees for the Norwood, Massachusetts leased facility. As of December 31, 1999 the Company has approximately $5,000 accrued for the fourth quarter 1998 restructuring.

Management believes the remaining reserves for business restructuring are adequate to complete the above plans.

As a result of the 1999 restructurings the Company anticipates it will have annualized savings from reduced employee headcount and facility costs during 2000 of approximately $13 million related to costs of sales, $11 million for selling, general and administrative expenses, $4 million for research and development expenses and $500,000 related to depreciation expense. The Company does not expect significant offsetting expense increases or revenue reductions resulting from the implementation of these business restructurings. These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this 10-K.

PROVISION FOR DOUBTFUL RECEIVABLES. The provision for doubtful receivables increased to $67 million in 1999 as compared to $1 million in each of 1998 and 1997. This increase is due primarily to the risk inherent in the Company's portfolio of receivables due to financial difficulties, including bankruptcy, being experienced by several of the Company's customers in the second and third quarters of 1999. Bankruptcy of one customer, Conxus, accounted for approximately $38 million of the increase from 1998 to 1999. Accordingly, significant increases in the Company's allowance for doubtful accounts were recognized during 1999. (See FINANCIAL CONDITION AND Liquidity - Liquidity and Capital Resources and Note 4 to the Company's Consolidated Financial Statements).

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses decreased to $41 million in 1999 compared to $47 million in 1998 and $37 million in 1997. The decrease for 1999 is primarily related to a reduction in employee related costs attributable to the first and fourth quarter 1998 restructurings. (See Note 9 to the Company's Consolidated Financial Statements). The 1998 increase was primarily due to (i) restructuring expenses incurred in the first quarter of 1998 for severance and other employee related costs associated with streamlining the Company's paging infrastructure research and development workforce, and (ii) facility exit costs and employee related costs incurred in the fourth quarter of 1998 for the relocation and integration of the ODC facility to the Company's Atlanta facility (see Note 9 to the Company's Consolidated Financial Statements). The 1998 increase was also impacted by the research and development activities of CNET, ODC, and WAI since their dates of acquisition in 1997. This increase was partially offset by a decrease in the Company's use of temporary contract service engineers as well as lower employee incentive and bonus expenses incurred in 1998. The Company relies on its research and development programs related to new products and the improvement of existing products for growth in net sales. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 17% in 1999 from 13% in 1998 and 9% in 1997. Glenayre expects spending for research and development in 2000 to decrease as a percentage of net sales to approximately 13% with absolute dollars changing in relation to net sales reflecting the Company's continued focus on the development and timely introduction of new products.

CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT. Purchased research and development costs of $38.7 million were expensed in 1997. These costs include $16.4 million and $22.3 million for the purchase of technology under development associated with ODC's database management products and with WAI's two-way paging device expertise, respectively.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense decreased to $30 million in 1999 compared to $39 million in 1998 and $21 million in 1997. The decrease in expense for 1999 is a result of (i) the sale of the Company's network management business in the fourth quarter of 1998, (ii) the write-off of goodwill related to the 1997 acquisition of Open Development Corporation and other fixed and intangible assets in the fourth quarter of 1998,
(iii) the write-off of goodwill related to the 1997 acquisition of Wireless Access, Inc. and other fixed and intangible assets in the third quarter 1999 and
(iv) older assets becoming fully depreciated in 1999 while capital additions were significantly decreased for 1999. The Company spent $10.9 million, $29.9 million and $32.9 million in 1999, 1998 and 1997, respectively, in order to provide the equipment and capacity necessary to meet the Company's ongoing operations. Additionally, goodwill and other intangibles acquired through the businesses purchased amounted to $113.2 million in 1997. The increases in depreciation and amortization expense were due to these significant fixed and intangible asset purchases. Glenayre anticipates equipment purchases in 2000 to be approximately $12 million and expects depreciation expense to decrease in 2000 compared to 1999. Glenayre anticipates amortization expense for 2000 to be lower than 1999 (see "Write-off of Goodwill and Other Intangibles").

WRITE-OFF OF GOODWILL AND OTHER INTANGIBLES. In the third quarter 1999, the Company wrote off approximately $43 million of goodwill and approximately $8 million of other intangibles related to the acquisition of WAI.

In November 1997 the Company acquired WAI, a developer of two-way paging devices. The purchase price was negotiated based on projections of revenues from sales of the paging devices and future applications based on the acquired product architecture (the "acquired WAI products"). Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations. Sales of paging devices for 1998 were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first half of 1999. Additionally, the two-way paging market has not developed as rapidly as expected and the Company's lower end device began to experience severe price competition in the second quarter 1999. In the third quarter 1999, after incurring significant operating losses related to the WAI business, management decided to restructure the WAI operations. Although the Company will continue to deliver its full two-way paging device to certain markets for an appropriate time period, the remaining WAI resources are expected to be focused to develop a new architecture for other advanced wireless communication products unrelated to the acquired technology.

Management made this strategic change due to the following reasons, which were not readily apparent during the acquisition process: (i) performance issues with the paging devices causing delays in timing of product delivery and product acceptance; (ii) slower than expected rollout of the two-way messaging market;
(iii) a reduction in the overall expected market size for two-way paging devices due to rapid technological advances creating alternative forms of communication; and (iv) the speed and cost to adapt the product for future applications has been competitively hindered by the current architecture.

Given this strategic change, the Company anticipates that the future forecasted results for the acquired WAI products will be significantly less than had been anticipated at the time of the Company's acquisition of WAI. As a result of this strategic change, the WAI workforce was significantly decreased and future WAI requirements for sales and engineering development are expected to be contracted from elsewhere within the Company. After making these changes, the Company evaluated the ongoing value of the non-current assets of WAI. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of approximately $51 million at September 30, 1999 were impaired and written down to fair value. Fair value was based on estimates of discounted future cash flows which were negative and therefore the remaining intangibles were written off.

In 1998, the Company wrote off $25.3 million of goodwill and $1.4 million of other intangibles related to its acquisition of ODC, a total of $26.7 million, compared to the 1997 write-off of $5.2 million of goodwill related to its acquisition of CNET.

At the time of the acquisition in the fourth quarter 1997, ODC targeted three principal markets, including prepaid wireless, prepaid wireline, and postpaid calling to deliver its platform products for database management by telephony network operators. Operating projections utilized in establishing the negotiated purchase price of the ODC business included expected revenue from all three of these markets. Throughout 1998, the Company attempted to capitalize on the accessibility of all three of these markets as part of the integration of the ODC business. However, the Company's attempts to deliver the ODC products into the prepaid wireline and postpaid calling markets were not productive. In the fourth quarter 1998, after incurring significant operating losses from the ODC business, management decided to focus on the prepaid wireless market. Management made this strategic change away from the prepaid wireline and postpaid calling markets due to the following reasons which were not readily apparent during the acquisition process: (i) an insufficent internal resource knowledge base related to these markets to compete at a reasonable operating profit level; (ii) due to a high level of vendor specific customization, the data management products in these markets require more capital and manpower resources than anticipated to develop, deploy and maintain; (iii) the business environment is more aligned to system integration rather than standardized product offerings; and (iv) the channels of distribution are weak. Management believes that its future concentration related to ODC products should continue to be primarily in the prepaid wireless market due to (i) Glenayre's core knowledge base established in the wireless market; (ii) distribution channels are in place; and (iii) this market allows for a standardized product and support. Given this strategic change, the Company anticipates that the future forecasted results for the ODC products will be significantly less than had been anticipated at the time of the Company's acquisition of ODC. As a result of this strategic change, the ODC operating facility was closed in March 1999 with research and development and administrative functions relocating to the Company's Atlanta facility. After making these changes, the Company evaluated the ongoing value of the noncurrent assets of ODC. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of $30.9 million were impaired and wrote them down by $26.7 million to their fair value. Fair value was based on estimated future discounted cash flows to be generated by ODC.

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

The write-off of WAI goodwill and other intangibles reduced amortization expense in 1999 by $2.4 million. The write-off of ODC goodwill and other intangibles reduced amortization expense in 1999 as compared to 1998 by approximately $4.9 million. The write-off in 1997 reduced the CNET goodwill amortization expense in 1998 as compared to 1997 by approximately $850,000.

LOSS ON SALE OF BUSINESS. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During the fourth quarter 1999, the Company reversed approximately $550,000 of expenses previously included in the $7.9 million loss on sale of the Company's network management business. See Note 2 to the Company's Consolidated Financial Statements.

WRITE-OFF OF UNCOLLECTIBLE SUBORDINATED NOTES. In May 1998, as part of an overall financing program with the customer, the Company purchased $11.7 million in 9% convertible subordinated senior notes ("subordinated notes") from Conxus Communications, Inc. ("Conxus") which are included in Other Assets as an available-for-sale debt security. Based on the weak financial condition of Conxus, the Company recorded other than temporary unrealized losses on the subordinated notes in its results of operations for second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. In August 1999, Conxus filed for bankruptcy liquidation under Chapter 7 with the United States Bankruptcy Court for the District of Delaware. As a result, the Company included in its results of operations a further write-down of $8.1 million to reflect the expected amount to be realized. In October 1999, the Company collected $2.1 million related to the subordinated notes.

INTEREST INCOME, NET. Interest income, net decreased to $5 million in 1999 compared to $8 million in 1998 and $10 million in 1997. Interest earned in 1999 was lower due to interest income only being recorded as received on certain notes receivables with customers experiencing financial difficulties partially offset by additional interest earned on higher cash investments. The Company expects that the level of interest income, net in 2000 will vary in accordance with the level of secured debt financing commitments issued by Glenayre and used by its customers. The decrease in 1998 compared to 1997 was primarily due to a decrease in cash and cash equivalents partially offset by higher average balances in customer notes receivable.

LOSS ON DISPOSAL OF ASSETS. The Company recorded a loss on disposal of assets of $4 million, $200,000 and $300,000 for 1999, 1998 and 1997, respectively. In
1999, the Company incurred significant charges primarily attributable to asset write-offs and impairment charges associated with the third quarter 1999 restructuring. (See Note 9 to the Company's Consolidated Financial Statements). Additionally, during 1999 the Company recorded significant write-offs due to (i) changes in processes, (ii) assets not identified as part of ongoing and specific physical reviews and (iii) assets identified as abandoned during the process of consolidating manufacturing facilities.

OTHER, NET. The decrease in expense for 1998 as compared to 1997 was primarily due to expenses recorded in 1997 related to a realignment of certain domestic sales, management, and engineering personnel in order to enhance organizational efficiencies. Additionally, in 1997, the significant decline in relation to the U.S. dollar of currencies of certain countries, including Canada, Singapore and Taiwan, created unrealized translation expense as a result of the remeasurement of the net assets of the Company's foreign operations from the local denominated currency to the functional currency for consolidation. The translation loss or gain recorded was not significant in 1998 or 1999 and is expected to vary in 2000 depending on the amount of net assets in foreign countries and exchange rate fluctuations.

PROVISION FOR INCOME TAXES. The 1999 and 1998 effective tax rates differed from the combined U.S. federal and state statutory rate of approximately 40% due primarily to the nondeductible goodwill amortization and the write-off of the goodwill related to the companies acquired in 1997. The difference between the 1997 effective tax rate and the combined federal and state statutory tax rate is primarily the result of (i) the utilization of the Company's net operating losses ("NOLs"), (ii) the charge for purchased research and development, (iii) nondeductible goodwill amortization, (iv) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (v) the application of Statement of Financial Accounting Standards No. 109 ACCOUNTING FOR INCOME TAXES, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in each of the years is primarily the result of an increase in nondeductible goodwill amortization and the write-off of the goodwill related to the companies acquired in 1997. See Note 8 to the Company's Consolidated Financial Statements.

At December 31, 1998, the Company had approximately $33 million of NOLs related to the acquisition of WAI and ODC in 1997 (collectively referred to as "acquired NOLs"). At December 31, 1999, the NOLs increased to $65 million as a result of current losses. These NOL's will begin to expire in 2005. However, due to certain restrictions limiting the Company's future use of WAI's acquired NOLs, the potential benefit related to these NOLs, approximately $22.5 million, has been fully reserved.

The maximum quarterly book tax rate is expected to be approximately 43% in 2000. This rate is expected to vary from quarter to quarter depending on the profitability of the Company. This variance is primarily due to nondeductible goodwill amortization, the benefit of the foreign sales corporation and the utilization of research and experimentation credits. However, the actual book tax rate may be different from the Company's estimate due to various issues including (i) future tax legislation, (ii) the changes in the amount of international business by the Company, (iii) the utilization of U.S. research and experimentation tax credits, (iv) changes in federal, state or international tax rates, (v) the availability of foreign sales corporation tax benefits and
(vi) the actual utilization of the acquired NOLs.

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

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At December 31, 1999 the Company had cash and cash equivalents and restricted cash totaling $83.9 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit substantially all of which expire during 2000. At December 31, 1999, Glenayre's principal source of liquidity is $73.5 million of cash and cash equivalents. On June 30, 1999 the Company terminated the $50 million bank line of credit established in October 1998. During the first quarter of 1999, borrowings under this credit line ranged from $10 million to $17.5 million. There were no borrowings under the facility subsequent to the first quarter of 1999. The Company is currently pursuing a new credit facility, which is expected to be used primarily to colateralize the Company's letters of credit which are currently restricting $10.4 million of the Company's cash and cash equivalents.

 The increase in cash and cash equivalents of $61.2 million for 1999 is due principally to the sale MUX for $35.8 million (net), $26.3 million of funds provided by operations, cash proceeds received from the sale of the Charlotte facility ($6.2 million) and collection on subordinated notes ($2.1 million), offset by purchases of plant and equipment amounting to $10.9 million. The cash provided by operating activities was due primarily to net income (before certain non-cash charges including depreciation and amortization, the write-off of goodwill and other intangibles, and the loss on sale of the microwave communication business) offset by significant increases in restricted cash of $10.4 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire during 2000.

Approximately $3 million of trade accounts and interest receivables and $36 million or 56% of the gross notes receivable balance of $64.8 million as of December 31, 1999 was due from Conxus, which was engaged in the buildout of a major narrowband personal communications services network in the advanced voice and text paging market. In August 1999, Conxus filed for bankruptcy liquidation under Chapter 7 with the United States Bankruptcy Court for the District of Delaware. The Company expects that substantially all of the receivables from Conxus will not be collectible and as a result recorded additional bad debt reserves of approximately $38 million as of June 30, 1999. The Company also holds $9.5 million in subordinated notes from Conxus, which were fully reserved, since no additional amounts are expected to be collected.

Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, in addition to the Conxus bankruptcy, several other events occurred or continued with more intensity in 1999 including (i) a bankruptcy filing by another U.S. customer,
(ii) a South American customer seeking debt restructuring and (iii) increased resource requirements to collect receivables from customers in certain international countries where currency valuation issues could also affect the Company's ability to collect its notes and accounts receivable. As a result of these and other deteriorations in the paging infrastructure market, the Company changed its estimates for the allowance for doubtful receivables as discussed in
Note 4 to the Company's Consolidated Financial Statements. The Company recorded an increase to the Accounts Receivable and Notes Receivable reserves of approximately $65 million in the aggregate in the second quarter of 1999.

The decrease in the gross Accounts Receivable, from $160 million at December 31, 1998 to $106 million at December 31, 1999 is due primarily to lower sales during the period.

Inventories decreased at December 31, 1999 compared to December 31, 1998 as a result of significantly lower levels of operating activities.

Accounts payable decreased at December 31, 1999 compared to December 31, 1998 primarily as a result of decreased inventory purchases. Accrued expenses at December 31, 1999 decreased from year-end 1998 primarily due to reductions in
(i) payroll accruals, (ii) customer deposits, (iii) reserves for paging device rework, (iv) reserves for sale of the network management business and (v) income taxes offset partially by an increase in restructuring reserves and deferred revenues.

On April 20, 1999, the Company and Motorola Inc. ("Motorola") announced the signing of a Memorandum of Understanding ("MOU") with the intent to enter into a definitive license agreement that would enable Glenayre to manufacture and sell all or part of Motorola's paging infrastructure products. Based on significant market changes since April 1999, the Company currently sees no compelling competitive or financial reasons to conclude the manufacturing license agreement as originally planned. The scope of the agreement has been recast to focus on broader and more strategic partnering opportunities. These include joint promotional activities to stimulate the global two-way paging market as well as an expansion of the existing ReFLEX(TM) related licensing agreement. As part of these activities, Motorola is expected to contribute $3 million and Glenayre $2 million to a joint development fund of $5 million over a three-year period to promote the global market for two-way paging. This fund is in addition to each company's independent research and development activities. These agreements, which supersede and replace the April 1999 MOU, have been reached and were announced in December 1999. Glenayre's ReFLEX license rights have been broadened to modules and chipsets, and the application scope has broadened beyond belt top pagers to include integrated PDA's, telemetry and similar applications. Glenayre also licensed Motorola's over the air programming protocol, and has finalized the joint market development fund processes.

The Company signed an agreement as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, MUX. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments and certain key employee severance benefits should the buyer not be able to meet these lease obligations or not offer several key MUX employees a similar position with substantially the same or greater responsibilities and the same or greater compensation. The maximum contingent liability as of December 31, 1999 related to these obligations is approximately $4.3 million.

In October 1999, the Company sold its 45,000 square foot facility located in Charlotte, North Carolina receiving cash of approximately $6 million. In conjunction with the sale, the Company leased back 15,000 square feet in the sold facility for a five-year lease term.

The Company has incurred restructuring charges in each of the quarters since the fourth quarter 1998. See Note 9 to the Company's Consolidated Financial Statements. As a result of these charges, subsequent to December 31, 1999, the Company expects to make cash payments from operating cash flows for employee termination and lease exit costs of approximately $7.1 million over the next two years.

Deferred income taxes increased $35.6 million due primarily to the tax benefit of the current year net operating loss of $11.1 million and temporary differences of $21.6 million.

In 1996, the Board of Directors of the Company authorized a repurchase program to buy back 2.5 million shares of the Company's common stock. No shares were repurchased under this program through December 31, 1999.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1999, the Company had agreements to finance and arrange financing for approximately $30 million of paging infrastructure and voice mail products. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

During 1997, the Company began the construction of a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at an estimated total cost of approximately $12 million. Approximately $4.7 million, $6.3 million and $900,000 paid toward architecture, engineering and construction costs related to the new expansion were included in capital expenditures for the years ended December 31, 1999, 1998 and 1997, respectively.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures and customer financing commitments) and (ii) to repurchase shares as discussed above. Company management believes that, if needed, it can establish additional borrowing arrangements with lending institutions.

INCOME TAX MATTERS. For 1999 and 1998, Glenayre's actual cash outlay for taxes was limited to U.S. alternative minimum tax and foreign and state income taxes primarily due to the availability of foreign sales corporation benefits and the utilization of research and development tax credits. In 1997 and prior years, the Company had a favorable income tax position principally because of the existence of a significant amount of U.S. tax net operating loss carryforwards established prior to 1988. These tax loss carryforwards were available to shelter U.S. taxable income generated by the Company. Therefore, the Company's actual cash outlay for 1997 and prior years was limited to U.S. alternative minimum tax and foreign and state income taxes. The remainder of prior NOLs were utilized in 1997.

As described in Note 8 to the Company's Consolidated Financial Statements, at December 31, 1999, the Company had U.S. NOLs aggregating $65 million, of which $33 million related to the 1997 acquisitions of ODC and WAI. However, the ability to utilize WAI's acquired NOL's to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 2000 or future periods. Additionally, as the volume of international sales grows, the percentage of worldwide income taxable in international jurisdictions may increase as well. As a result, the cash tax rate may be significantly higher in 2000 compared to 1999 and recent years.

The Company has recorded a deferred tax asset of $57 million, net of a valuation allowance of $15 million, at December 31, 1999, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside of the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.

At December 31, 1999 and 1998, the valuation allowance was $15 million and $16 million, respectively. This change is primarily due to management's reconsideration of the Company's ability to utilize the acquired NOL's related to ODC.

Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized. In assessing the likelihood of realization of the NOL carryforwards, management considered estimates of future taxable income from ordinary and recurring operations. These estimates were made by considering past financial information, adjusted for nonrecurring items including the write-off of goodwill related to the WAI and ODC acquisitions, restructuring charges, customer bankruptcies, loss on sale of subsidiary and the operating losses associated with acquired companies. In its assessment, management also considered the deductible temporary differences included in the deferred tax asset and estimated the timing of their reversal. At December 31, 1999, the temporary differences primarily related to the provision for doubtful receivables. Since the majority of the provision for doubtful receivables related to customers who have already sought bankruptcy protection, these reserves are anticipated to reverse in 2000. Accordingly, the minimum amount of future taxable income that would have to be generated to realize the NOL carryforwards, including the effect of the timing differences, is approximately $85 million. In addition to management's consideration of future taxable income from ordinary and recurring operations, tax planning strategies were also identified which would generate sufficient future taxable income if the NOL's are ultimately determined to be at risk of expiration.

IMPACT OF YEAR 2000. In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company did not incur expenses exceeding its anticipated amount of $500,000 for Year 2000 readiness. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

INFLATION. For the three fiscal years ended December 31, 1999, the Company does not believe inflation has had a material effect on its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

OUTLOOK

Glenayre believes that the communications market will continue to experience dramatic growth, for both the methods used to communicate as well as the uses and applications for communications. The various providers of these communications services will continue to seek to differentiate themselves in their increasingly competitive markets. Glenayre believes that it is well positioned to provide the markets with solutions that should allow this differentiation. Additionally, the new products and solutions being developed by the Company should expand the uses and applications in this growing market.

The Company believes that the paging infrastructure market has now stabilized after the 50% contraction in the market over the last two years, and that it represents solid future business for the Company. Two-way wireless messaging product sales will continue - driven by applications and the wireless Internet. New interest by Internet Service Providers ("ISPs"), Applications Service Providers ("ASPs") and other carriers in these networks has increased our customers' stock market valuations and access to capital.

The data messaging device market is in the early stage of growth, which will escalate based on the early 2000 launch of new ReFLEX25 networks in the United States. These new networks provide the Company with six U.S. nationwide service providers available to offer its messaging device products. These service providers should now be expanding their market reach beyond the Fortune 100 companies. Additionally, the Company expects to expand its device market with the future development of data-centric devices for networks other than ReFLEX.

The ESP market is expected to continue robust growth, especially for larger wireless communications system networks. The Company is well positioned to capitalize on this growth with recent developments that provide significant capacity expansion to meet the needs of these networks. New applications that provide the Company's customers revenue generating opportunities as well as reduce consumer churn will further enhance its competitive position. The Company expects the ESP business to continue increasing as a percentage of the Company's revenues.

Partnerships and alliances throughout Glenayre are taking on an increasingly significant role in the Company's strategy to meet the demands for expanding product applications and solutions and distribution channels as well as market and product presence in the Internet and Web-based applications areas.

This Outlook section contains forward-looking statements that are subject to the risks described under the Factors Affecting Future Operating Results immediately below.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company and its subsidiaries as of December 31, 1999, 1998 and 1997 and for each of the three years in the period ended December 31, 1999, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i)  Financial Statements:
                                                                            Page
                                                                            ----

 Report of Ernst & Young LLP Independent Auditors...........................  30
 Consolidated Balance Sheets at December 31, 1999 and 1998..................  31
 Consolidated Statements of Operations for the years ended
    December 31, 1999, 1998 and 1997........................................  32
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..................................  33
 Consolidated Statements of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997........................................  34
 Notes to  Consolidated Financial Statements................................  36

(ii)  Supplemental Schedules:

  (For the years ended December 31, 1999, 1998 and 1997)
  Schedule II - Valuation and Qualifying Accounts ..........................  64

  All other schedules are omitted because they are not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                              ERNST & YOUNG LLP



Charlotte, North Carolina
February 7, 2000

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      December 31,
                                                                               ------------------------
                                                                                 1999            1998
                                                                               --------        --------
ASSETS
Current Assets:
   Cash and cash equivalents..........................................          $73,513          $12,283
   Restricted cash....................................................           10,355               --
   Accounts receivable, net...........................................           88,736          153,773
   Notes receivable...................................................            7,083           12,810
   Inventories........................................................           28,130           46,502
   Deferred income taxes..............................................           16,668           15,906
   Prepaid expenses and other current assets..........................            4,249            5,630
                                                                               --------          -------
     Total current assets.............................................          228,734          246,904

Notes receivable, net.................................................            4,707           58,724
Property, plant and equipment, net....................................           88,654          109,661
Goodwill..............................................................           47,999          119,626
Deferred income taxes.................................................           40,507            5,679
Other assets..........................................................            2,957           21,201
                                                                               --------          -------
TOTAL ASSETS .........................................................         $413,558         $561,795
                                                                               ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable....................................................          $18,073         $ 31,968
  Accrued liabilities.................................................           52,534           60,258
  Other current liabilities...........................................               92              206
                                                                               --------          -------
    Total current liabilities.........................................           70,699           92,432

Other liabilities.....................................................            7,381            7,210
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding......................               --               --
  Common stock, $.02 par value; authorized: 200,000,000 shares;
     outstanding: 1999-62,430,153 shares; 1998-62,064,290  shares.....            1,248            1,241
  Contributed capital.................................................          345,097          343,251
  Retained earnings (deficit).........................................          (10,867)         117,661
                                                                               --------          -------
    Total stockholders' equity........................................          335,478          462,153
                                                                               --------          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................         $413,558         $561,795
                                                                               ========          =======


                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                      1999         1998         1997
                                                                    ---------    ---------    ---------
NET SALES .......................................................   $ 238,089    $ 367,039    $ 419,570
                                                                    ---------    ---------    ---------
COSTS AND EXPENSES:
     Cost of sales ..............................................     135,597      192,686      202,604
     Selling, general and administrative expense ................      81,334       97,320       93,450
     Provision for doubtful receivables .........................      66,999        1,187        1,155
     Research and development expense ...........................      40,831       47,438       36,673
     Charge for purchased research and development ..............        --           --         38,700
     Depreciation and amortization expense ......................      29,860       38,645       20,834
     Write-off of goodwill and other intangibles ................      50,919       26,705        5,183
     Loss (adjustment to loss) on sale of business ..............        (554)       7,858         --
     Write-off of uncollectible subordinated notes ..............       8,172        1,350         --
                                                                    ---------    ---------    ---------
     Total costs and expenses ...................................     413,158      413,189      398,599
                                                                    ---------    ---------    ---------
INCOME (LOSS) FROM OPERATIONS ...................................    (175,069)     (46,150)      20,971
                                                                    ---------    ---------    ---------
OTHER INCOME (EXPENSES):
     Interest income ............................................       5,699        8,780       10,574
     Interest expense ...........................................        (397)        (571)        (188)
     Loss on disposal of assets .................................      (4,431)        (171)        (254)
     Other, net .................................................         483       (1,004)      (1,893)
                                                                    ---------    ---------    ---------
     Total other income .........................................       1,354        7,034        8,239
                                                                    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE .......................................    (173,715)     (39,116)      29,210
PROVISION (BENEFIT) FOR INCOME TAXES ............................     (45,967)       1,608       25,513
                                                                    ---------    ---------    ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ........................    (127,748)     (40,724)       3,697
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
     (NET OF INCOME TAX) ........................................        (780)         954        3,242
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE (NET OF INCOME TAX BENEFIT OF $362) ..............        --           --           (688)
                                                                    ---------    ---------    ---------
NET INCOME (LOSS) ...............................................   $(128,528)   $ (39,770)   $   6,251
                                                                    =========    =========    =========

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:

Income (loss) from continuing operations before cumulative effect
of change in accounting principle ...............................   $   (2.06)   $   (0.66)   $    0.06
Discontinued operations .........................................       (0.01)        0.01         0.05
Cumulative effect of change in accounting principle .............        --           --          (0.01)
                                                                    ---------    ---------    ---------
Net income (loss) per weighted average common share .............   $   (2.07)   $   (0.65)      $0 .10
                                                                    =========    =========    =========

INCOME (LOSS) PER COMMON SHARE--ASSUMING
    DILUTION:

Income (loss) from continuing operations before cumulative
  effect of change in accounting principle ......................   $   (2.06)   $   (0.66)   $    0.06
Discontinued operations .........................................       (0.01)        0.01         0.05
Cumulative effect of change in accounting principle .............        --           --          (0.01)
                                                                    ---------    ---------    ---------
Net income (loss) per common share--assuming dilution ...........   $   (2.07)   $   (0.65)   $    0.10
                                                                    =========    =========    =========

INCOME (LOSS) PER COMMON SHARE--ASSUMING
    DILUTION:

Income (loss) from continuing operations before cumulative
    effect of change in accounting principle.....................   $   (2.06)   $   (0.66)   $    0.06
Discontinued operations..........................................       (0.01)        0.01         0.05
Cumulative effect of change in accounting principle..............          --           --        (0.01)
                                                                    ---------    ---------    ---------
Net income (loss) per common share--assuming dilution............   $   (2.07)   $   (0.65)   $    0.10
                                                                    =========    =========    =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)


                                                         Common Stock                             Retained        Total
                                                     ----------------------      Contributed      Earnings     Stockholders'
                                                     Shares          Amount        Capital        (Deficit)       Equity
                                                     ------          ------        -------        ---------       ------
Balances, December 31, 1996 .................         59,868       $   1,197       $ 301,771      $ 152,893       $ 455,861
Net income ..................................                                                         6,251           6,251
Stock options exercised .....................            470              10           2,516                          2,526
Shares issued and options assumed
  in connection with business
  acquisitions ..............................            313               6          26,461                         26,467
Utilization of net operating loss
carryforwards ...............................                                          1,713         (1,713)             --
Tax benefit of stock options exercised ......                                          1,254                          1,254
                                                      ------           -----         -------        -------         -------
Balances, December 31, 1997 .................         60,651           1,213         333,715        157,431         492,359
Net loss ....................................                                                       (39,770)        (39,770)
Stock options exercised .....................          1,413              28           7,328                          7,356
Tax benefit of stock options exercised ......                                          2,208                          2,208
                                                      ------           -----         -------        -------         -------
Balances, December 31, 1998 .................         62,064           1,241         343,251        117,661         462,153
Net loss ....................................                                                      (128,528)       (128,528)
Stock options exercised .....................            366               7           1,717                          1,724
Tax benefit of stock options exercised ......                                            129                            129
                                                      ------           -----         -------        -------         -------
Balances, December 31, 1999 .................         62,430       $   1,248       $ 345,097      $ (10,867)      $ 335,478
                                                      ======       =========       =========      =========       =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                  1999            1998            1997
                                                                               ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .......................................................      $(128,528)      $ (39,770)      $   6,251
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Depreciation and amortization .........................................         30,948          40,086          22,368
  Changes in deferred income taxes ......................................        (36,757)         (6,554)         18,164
  Loss on disposal of equipment .........................................          3,473           1,166             254
  Loss on disposal of microwave communication business ..................          3,235            --              --
  Loss (adjustment to loss) on sale of network management
     business ...........................................................           (554)          7,858            --
  Charge for purchased research and development .........................           --              --            38,700
  Write-off of goodwill and other intangibles ...........................         50,919          26,705           5,183
  Tax benefit of stock options exercised ................................            129           2,208           1,254
  Write-off of uncollectible subordinated notes .........................          8,172           1,350            --

  Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
     Restricted cash ....................................................        (10,355)           --              --
     Accounts receivable ................................................         58,295          (2,892)        (27,922)
     Notes receivable ...................................................         59,744          (8,760)        (38,084)
     Inventories ........................................................         14,174           2,800           7,083
     Prepaids and other current assets ..................................          1,492           1,140           2,172
     Other assets .......................................................            885            (966)         (1,127)
     Accounts payable ...................................................        (11,681)          4,842           1,168
     Accrued liabilities ................................................        (17,591)         (2,923)          8,532
     Other liabilities ..................................................            334           1,878             720
                                                                               ---------       ---------       ---------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES .............................................................         26,334          28,168          44,716
                                                                               ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ..............................        (10,872)        (29,949)        (32,889)
Proceeds from sale of building and equipment ............................          6,210             180              46
Proceeds from (purchases of) subordinated notes .........................          2,145         (11,667)           --
Maturities of short-term investments ....................................           --              --           164,103
Purchases of short-term investments .....................................           --              --           (86,087)
Acquisitions, net of cash acquired ......................................           --              --          (123,646)
Net proceeds from sale of microwave communication
    business ............................................................         35,843            --              --
                                                                               ---------       ---------       ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....................         33,326         (41,436)        (78,473)
                                                                               ---------       ---------       ---------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)

                                                                          Year Ended December 31,
                                                                 ---------------------------------------
                                                                     1999           1998          1997
                                                                  --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings .........................          (154)        (2,881)        (1,478)
Issuance of common stock ...................................         1,724          7,356          2,526
                                                                  --------       --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................         1,570          4,475          1,048
                                                                  --------       --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ..............................................        61,230         (8,793)       (32,709)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............        12,283         21,076         53,785
                                                                  --------       --------       --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................      $ 73,513       $ 12,283       $ 21,076
                                                                  ========       ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest .................................................      $    388       $    606       $    114
  Income taxes .............................................         3,824          5,277          6,290

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.       DISCONTINUED OPERATIONS

The Company signed an agreement as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments and certain key employee severance benefits should the buyer not be able to meet these lease obligations or not offer several key MUX employees a similar position with substantially the same or greater responsibilities and the same or greater compensation. The maximum contingent liability related to these obligations is approximately $4.3 million.

Results for discontinued operations consists of the following:

                                                      1999          1998          1997
                                                   --------       --------      --------
Net Sales ...................................      $ 33,195       $ 32,903      $ 32,109
                                                   ========       ========      ========

Income (Loss) from Discontinued Operations:

Income from operations before income tax ....         4,266          1,958         5,584
Provision for income taxes ..................         1,811          1,004         2,342
                                                   --------       --------      --------
Net income from operations ..................         2,455            954         3,242
                                                   --------       --------      --------
Gain on disposal before income taxes ........         6,500           --            --
Provision for income taxes ..................         9,735           --            --
                                                   --------       --------      --------
Net loss from sale of discontinued operations        (3,235)          --            --
                                                   --------       --------      --------
                                                   $   (780)      $    954      $  3,242
                                                   ========       ========      ========

2.  BUSINESS ACQUISITIONS

    (A)  CNET, INC. ACQUISITION AND SUBSEQUENT SALE

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET develops and provides integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. CNET licenses its products to cellular, paging and personal communications services operators and wireless equipment manufacturers worldwide. The purchase price of $7.7 million consisted of 369,983 shares of the Company's common stock (including 56,620 shares issuable upon exercise of stock options) valued at $6.5 million, $1.0 million in cash and $194,000 in acquisition costs. The consolidated financial statements for the year ended December 31, 1997 include the operating results of CNET for the period January 9, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

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

In December 1998, the Company sold its network management business, which it had been operating since the acquisition of CNET in January 1997. Under the terms of the sale agreement, the Company will receive proceeds from the sale only if certain future revenue milestones are met by the acquirer. These contingent amounts, which cannot exceed $1.0 million, will be recorded by the Company when they are received. At the time of sale, the network management business had net assets of approximately $5.2 million. A loss on disposal of $7.9 million was reported in income from operations before income taxes in connection with the sale for the year ended December 31, 1998. The loss on sale consists of the write-off of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During the fourth quarter 1999, the Company reversed approximately $550,000 of expenses previously included in the $7.9 million loss on sale of the Company's network management business. These credit adjustments were primarily related to specific transition costs in the sale agreement and facility closing costs, which will not be incurred by the Company.

    (B)  OPEN DEVELOPMENT CORPORATION ACQUISITION

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC"), located in Norwood, Massachusetts. ODC is a developer of database management platforms and products for telecommunications providers. The purchase price of $48.0 million consisted of 242,066 shares issuable upon exercise of stock options of the Company's common stock valued at $3.3 million, $43.4 million in cash and $1.3 million in acquisition costs. The consolidated financial statements for the year ended December 31, 1997 include the operating results of ODC for the period October 15, 1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

         Current assets...................................    $2,979
         Equipment........................................     3,808
         Goodwill.........................................    30,581
         Purchased research and development
           charged to operations..........................    16,400
         Other intangibles................................     3,700
         Deferred tax asset...............................       996
         Other non-current assets.........................       576
         Liabilities assumed..............................   (11,009)
                                                             --------
                                                             $ 48,031
                                                             ========

Actual 1998 revenue and earnings from ODC's products were significantly lower than anticipated at the date of acquisition, which significantly impacted the Company's 1998 results. These lower than anticipated results were primarily attributed to a strategic change in market strategy during 1998 for ODC's products. This strategic change was from a multiple market approach for the prepaid wireless, prepaid wireline, and postpaid calling markets to a single market approach focused solely on the prepaid wireless market, thus eliminating two markets in which the products were expected to be sold. Operating projections prepared prior to the acquisition included revenue related to all three of

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

these markets. Management believes that its future concentration for the ODC products should continue to be primarily in the prepaid wireless market. Given this strategic change, the Company anticipates that the future forecasted results for the ODC products will be significantly less than had been anticipated at the time of the Company's acquisition of ODC. As a result of this strategic change, the ODC Norwood, Massachusetts operating facility was closed in the first quarter 1999 with research and development and administrative functions relocating to the Company's Atlanta facility.

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

     (C)  WIRELESS ACCESS, INC. ACQUISITION

On November 3, 1997, the Company completed the acquisition of Wireless Access, Inc. ("WAI"), located in Santa Clara, California. WAI develops and markets two-way paging devices. The purchase price of $100.4 million consisted of 1,341,916 shares issuable upon exercise of stock options of the Company's common stock valued at $16.6 million, $81.9 million in cash and $1.9 million in acquisition costs. The consolidated financial statements for the year ended December 31, 1997 include the operating results of WAI for the period November 3,1997 to December 31, 1997. The acquisition was accounted for as a purchase business combination with the purchase price allocated, as follows:

         Current assets...................................    $13,076
         Equipment........................................      1,354
         Goodwill.........................................     59,500
         Purchased research and development
           charged to operations..........................     22,300
         Other intangibles................................     10,035
         Deferred tax asset...............................      2,536
         Liabilities assumed..............................     (8,386)
                                                              --------
                                                              $100,415
                                                              ========

Pro forma results of operations assuming the acquisitions of CNET, ODC, and WAI had occurred as of January 1, 1996 have not been presented because their effect on net sales and net income would not be significant.

The amounts allocated to purchased research and development for ODC and WAI were determined through established valuation techniques in the high-technology communications industry, were based on adjusted after-tax cash flows that give explicit consideration to the Staff of the Securities and Exchange Commission views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants, and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed.

The purchase price was negotiated based on projections of revenues from sales of the paging devices and future applications (the "acquired WAI products"). Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations. Sales of paging devices for 1998 were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first half of 1999. Additionally, the two-way paging market has not developed as rapidly as expected and the Company's lower end device began to experience price competition in the second quarter 1999. In the third quarter 1999, after incurring significant operating losses related to the WAI business, management decided to restructure the WAI operations. Although the Company will continue to deliver its full two-way paging device to certain markets for an appropriate time period, it expects to refocus

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

resources to develop a new architecture for other advanced wireless communication products unrelated to the acquired technology.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advanced messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are used in cellular, Personal Communications Service ("PCS"), wireless, data, paging, and Internet Protocol ("IP") networks.

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

Restricted Cash at December 31, 1999 consisted of time deposits pledged as collateral to secure letters of credit, substantially all of which expire during 2000.

INVENTORIES

Inventories are valued at the lower of average cost or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-7 years).

GOODWILL

Goodwill represents the excess of cost over assigned fair market value of net assets acquired. Goodwill at December 31, 1999 is being amortized on a straight-line basis over an estimated useful life of 25 years. Goodwill is shown net of accumulated amortization of $19.2 million and $29.1 million at December 31, 1999 and 1998, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future undiscounted cash flow of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

FOREIGN CURRENCY TRANSLATION

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations, which are not significant, are included in the consolidated statements of operations.

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

ESTIMATED WARRANTY COSTS

The Company generally warrants its telecommunications products other than certain transmitters for one year after sale. The majority of the Company's transmitters and paging devices are warranted for two years after sale. A provision for estimated warranty costs is recorded at the time of sale.

STOCK-BASED COMPENSATION

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 13 to the Company's Consolidated Financial Statements. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this new Statement will have a significant effect on earnings or the financial position of the Company.

RECLASSIFICATIONS

Certain amounts in the 1998 financial statements have been reclassified to conform with current year financial statement presentation. Such reclassifications had no effect on net income as previously reported.

4.  ACCOUNTS AND NOTES RECEIVABLE

Accounts receivable at December 31, 1999 and 1998 consist of:


                                                          1999          1998
                                                        ---------     --------

Trade receivables...............................         $104,206     $154,342
Retainage receivables...........................              319        1,256
Other...........................................            1,883        4,005
                                                        ---------     --------
                                                          106,408      159,603
Less: allowance for doubtful accounts........             (17,672)      (5,830)
                                                        ---------     --------
                                                         $ 88,736     $153,773
                                                        =========     ========

Trade receivables at December 31, 1999 and December 31, 1998 included unbilled costs and estimated earnings under contracts in the amount of approximately $25 million and $31 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable at December 31, 1999 and 1998 consist of:


                                                1999           1998
                                              --------       --------
Current ................................      $  7,083       $ 12,810
Non-current ............................        57,724         62,851
                                              --------       --------
                                                64,807         75,661
Less: reserves .........................       (53,017)        (4,127)
                                              --------       --------
                                              $ 11,790       $ 71,534
                                              ========       ========

The Company's receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments, or (iv)

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

experienced worsening financial condition. As a result, in 1999 amounts owed on notes from these customers of approximately $62 million and $61 million at December 31, 1999 and December 31, 1998, respectively, were considered impaired. The average amount of impaired notes during the twelve-month period ended December 31, 1999 was approximately $67 million. The reserves on these notes were approximately $52 million at December 31, 1999 and $3 million at December 31, 1998. Reserve activity during 1999 included an addition to the reserves of approximately $51 million and write-offs of approximately $2 million. The net increase in the allowance of $49 million was recorded as a charge to operations during 1999. Interest income recorded on these notes was $2.7 million during 1999. Interest receivable from these notes of approximately $2.3 million was fully reserved as of December 31, 1999. Subsequent to September 30, 1999, interest income on these notes is recognized only as cash is received.

In addition to the collection issues described above, the Company experienced pressures from international customers to extend normal trade receivables payment terms. As a result of all of these occurrences, the Company changed its estimates used to determine reserves for uncollectible accounts and notes receivable. These changes in the estimates increased the net loss for the year ended December 31, 1999 by approximately $42 million ($(0.67) per share).

5.  INVENTORIES

Inventories at December 31, 1999 and 1998 consist of:



                                                      1999          1998
                                                    ---------    ---------
Raw materials...................................     $14,742      $26,046
Work in process.................................       8,452       11,818
Finished goods..................................       4,936        8,638
                                                    --------     --------
                                                     $28,130      $46,502
                                                    ========     ========


6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 1999 and 1998 consist of:

                                                              1998        1999
                                                            -------     -------
  Land..............................................         $3,493      $3,746
  Buildings.........................................         45,008      47,829
  Equipment.........................................         94,376     109,370
  Leasehold improvements............................          1,701       2,376
                                                            -------     -------
                                                            144,578     163,321
  Less: Accumulated depreciation...................         (55,924)    (53,660)
                                                            -------     --------
                                                           $ 88,654    $109,661
                                                           ========    ========

In October 1999, the Company sold its 45,000 square foot facility located in Charlotte, North Carolina receiving cash of approximately $6 million. In conjunction with the sale, the Company leased back 15,000 square feet at the market rate for a five-year lease term.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7.      ACCRUED LIABILITIES

Accrued liabilities at December 31, 1999 and 1998 consist of:

                                               1999         1998
                                              -------      -------
Accrued project costs ..................      $ 9,441      $ 9,805
Accrued warranty costs .................        5,375        7,951
Accrued payroll costs ..................       11,414       14,170
Accrued restructuring costs ............        8,259        4,323
Accrued income taxes ...................        4,033        5,090
Other accruals .........................       14,012       18,919
                                              -------      -------
                                              $52,534      $60,258
                                              =======      =======

8.  INCOME TAXES

  The Company's income tax provision consists of the following:

                                                                                1999           1998          1997
                                                                                ----           ----          ----
Current provision:
   United States Federal ...............................................      $   --         $   (698)      $ 23,286
   Charge equivalent to tax benefit of stock
     option exercises ..................................................           129          2,208          1,254
   Foreign .............................................................         2,920          4,006          3,802
   State and local .....................................................          --              (96)         2,160
                                                                              --------       --------       --------
     Total current .....................................................         3,049          5,420         30,502
                                                                              --------       --------       --------
Deferred:
   Primarily United States federal and state ...........................       (47,438)        (3,612)        (3,276)
   Adjustment to federal net operating loss carryforward ...............          --              664           --
   Adjustment to state net operating loss carryforward .................          --            1,422           --
   Adjustment to valuation allowance ...................................        (1,578)        (2,286)        (1,713)
                                                                              --------       --------       --------
     Total deferred ....................................................       (49,016)        (3,812)        (4,989)
                                                                              --------       --------       --------
Total provision (benefit) ..............................................      $(45,967)      $  1,608       $ 25,513
                                                                              ========       ========       ========

The sources of income (loss) from continuing operations before income taxes are presented as follows:



                                                            1999            1998           1997
                                                            ----            ----           ----
          United States...............................   $(185,235)      $(51,007)        $13,174
          Foreign   ..................................      11,520         11,891          16,036
                                                          ---------      --------       ---------
                                                         $(173,715)      $(39,116)        $29,210
                                                          ========       ========       =========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                                   1999           1998           1997
                                                                 --------       --------       --------
Income tax provision at U.S. statutory rate ...............      $(60,800)      $(13,691)      $ 10,224
Reduction in valuation allowance ..........................        (1,578)        (2,286)        (1,713)
Repatriation of foreign earnings of merged subsidiary .....         1,098           --             --
Reduction in federal net operating loss carryforwards
  due to sale of business .................................          --              664           --
Reduction in state net operating loss carryforwards .......          --            1,422           --
Foreign taxes at rates other than U.S. statutory rate .....        (1,430)           716         (1,229)
U.S. research and experimentation credits .................          (480)          (905)          (953)
Foreign tax credits .......................................          --             (639)          --
State taxes (net of federal benefit) ......................        (6,187)           325            288
Benefit from Foreign Sales Corporation ....................           (61)        (1,060)          --
Non-deductible loss on sale of  business ..................          --            1,374           --
Non-deductible charge for purchased research and
  development .............................................          --             --           14,701
Write-off of non-deductible goodwill and other intangibles         19,522          9,141           --
Non-deductible goodwill ...................................         3,949          6,547          4,195
                                                                 --------       --------       --------
Income tax provision (benefit) ............................      $(45,967)      $  1,608       $ 25,513
                                                                 ========       ========       ========

The tax effect of temporary differences and net operating loss carryforwards ("NOLs") that gave rise to the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                                          1999           1998
                                                          ----           ----
Assets:
   U.S. net operating loss carryforwards ............   $ 22,713       $ 11,654
   State net operating loss carryforwards ...........      3,819          1,393
   Other ............................................     52,854         31,692
                                                        --------       --------
                                                          79,386         44,739

   Less: Valuation allowance ........................    (14,637)       (16,216)
                                                        --------       --------
                                                          64,749         28,523

Liabilities ......................................        (7,574)        (6,938)
                                                        --------       --------
Deferred tax asset, net ..........................      $ 57,175       $ 21,585
                                                        ========       ========



The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 1999 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

Other deferred tax assets for 1999 and 1998 primarily reflect: reserves not yet deducted for tax purposes of $43 million and $23 million, respectively, and research and experimentation credit carryforwards of $5 million and $4.5 million, respectively. Deferred tax liabilities for 1999 and 1998 are mainly comprised of accelerated depreciation of $3.4 million and $3 million, respectively.

The decrease in the valuation allowance of $1.6 million during the year ended December 31, 1999 is related primarily to the Company's reassessment of its ability to utilize the net operating losses related to Open Development Corporation ("ODC"). As of December 31, 1998, these had been fully reserved. The remaining valuation allowance related specifically to all carryforwards, including various credits of acquired companies, is $11.2 million. The

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 1999 will be fully realized.

At December 31, 1999 and December 31, 1998, the Company has U.S. NOLs of $65 million and $33 million, respectively, which expire beginning in 2005. At December 31, 1999, of the $65 million of U.S. NOLs, $32 million were generated during the current year. The remaining $33 million of U.S. NOLs at both December 31, 1999 and December 31, 1998, are related to the 1997 acquisitions of ODC and WAI. However, the Company's ability to offset future income with WAI's acquired NOLs is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions limit the Company's future use of the NOLs. As a result, the potential tax benefit of WAI's acquired NOLs has been reserved for as part of the deferred tax asset valuation allowance.

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

If the original guidance in SAB 86 had been applied, the Company's net income for the year ended December 31, 1997 would have been reduced by the amount of the benefit from utilization of tax net operating loss carryforwards. Such reduction in net income would have been $1,713,000 ($.03 per share).

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $38.9 million at December 31, 1999. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.7 million would be payable upon remittance of all previously unremitted earnings at December 31, 1999.

9.  BUSINESS RESTRUCTURING

During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million, of which approximately $2.8 million was paid before December 31, 1999, primarily for severance and outplacement on approximately 400 positions related to a 27% reduction of the Company's global workforce. This headcount reduction impacted all functional areas of the Company but the majority of the positions impacted, approximately 200, are associated with consolidating the Company's Vancouver manufacturing operations to its Quincy, Illinois manufacturing facility. During the fourth quarter 1999, the Company expensed approximately $320,000 for retention performance bonuses earned related to the third quarter 1999 restructuring, which were earned by employees in the fourth quarter. The remainder of these retention and performance bonuses will be expensed as earned in subsequent periods. Additionally, during the fourth quarter 1999, the Company expensed approximately $280,000 for severance adjustments related to this reduction of the Company's workforce.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


Additionally, the Company recorded a pre-tax charge of approximately $670,000 of which approximately $150,000 was paid before December 31, 1999, for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. The consolidation and exit process was completed for all the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which is expected to be completed by the end of the second quarter 2000. Further, during the fourth quarter 1999, the Company expensed approximately $150,000 for additional lease termination costs and asset impairments at its Vancouver facility related to the third quarter 1999 restructuring.

The total pre-tax charge for the third quarter 1999 restructuring and exiting of leased facilities was recorded as approximately $4.9 million to cost of sales, $1.0 million to research and development, $2.0 million to loss on sale of assets, and $4.2 million to selling, general and administrative expenses.

The reserve balance for the third quarter 1999 restructuring was approximately $8.2 million at December 31, 1999.

During the second quarter 1999, the Company recorded a pre-tax charge for severance of approximately $1.7 million, of which approximately $1.6 million was paid before December 31, 1999, for a workforce reduction of approximately 200 employees at its Vancouver and Quincy manufacturing facilities. During the third quarter of 1999 the Company reduced this pre-tax charge by approximately $80,000 for lower than expected actual severance expenses incurred. The reserve balance is approximately $20,000 for the second quarter 1999 restructuring at December 31, 1999.

During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees at the Vancouver, Charlotte, and Quincy facilities, exiting costs from the Blaine, Washington leased facility and asset impairment charges for leasehold improvements located at the Blaine, Washington facility (noncash charge of approximately $170,000). During 1999, the Company paid approximately $1.3 million of the first quarter 1999 restructuring costs primarily for employee termination costs and wrote-off approximately $170,000 in leasehold improvements. Additionally, during the remainder of 1999, the Company reversed charges of approximately $90,000 for less than anticipated exit costs and severance costs. The reserve balance at December 31, 1999 is approximately $40,000.

During the fourth quarter 1998, the Company recorded a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements. At December 31, 1998 the reserve balance was $4.3 million. During 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $620,000 due to lower than anticipated employee outplacement fees and severance costs at its Norwood, Massachusetts facility and lower facility exit costs offset partially by more than anticipated severance costs at other locations. During 1999 the Company paid a total of approximately $3.7 million of the fourth quarter 1998 restructuring charge primarily for employee termination costs, operating facility costs and early termination fees for the Norwood, Massachusetts leased facility. As of December 31, 1999 the Company has approximately $5,000 accrued for the fourth quarter 1998 restructuring.

Management believes the remaining reserves for business restructuring are adequate to complete the above plans.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)



The following is a summary of activity in the 1999 and 1998 restructuring reserves:


                                   Severance and    Lease Cancellation and
                                      Benefits         Other Exit Costs       Total
                                      --------         ----------------       -----
Balance at December 31, 1997 ......   $   --              $   --             $   --
Expense accrued ...................      4,523               2,100              6,623
Expenditures ......................     (2,300)               --               (2,300)
                                      --------            --------           --------
Balance at December 31, 1998 ......      2,223               2,100              4,323
Expense accrued ...................     12,277               3,113             15,390
Expenditures ......................     (7,399)             (3,265)           (10,664)
Change in estimate ................       (588)               (202)              (790)
                                      --------            --------           --------
Balance at December 31, 1999 ......   $  6,513            $  1,746           $  8,259
                                      ========            ========           ========


10.   SEGMENT REPORTING

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing and mobile data systems. There was no one customer that accounted for 10% or greater of sales during 1999. Sales to one customer amounted to approximately 11% and 12% of net sales for 1998 and 1997, respectively in the wireless messaging segment. An additional customer, in the wireless messaging segment, accounted for 13% of net sales in 1998.

Glenayre has two principal businesses which are managed separately due to different product market areas: Wireless Messaging and Enhanced Services Platform. On November 1, 1999 the Company disposed of its microwave communication business (MUX) which was previously reported as a separate reporting segment. Accordingly, the operating results of MUX have been classified as discontinued operations and therefore are excluded from the business segment financial results below.

Glenayre's Wireless Messaging segment includes switches, transmitters, receivers, controllers and related software provided by the Company's Wireless Messaging Group as well as service and support groups for these products. Paging is a method of wireless telecommunication which uses an assigned radio frequency to contact a paging subscriber anywhere within a service area. Additionally, the Wireless Messaging segment includes the Company's two-way paging devices since the acquisition of WAI in November 1997. The Company designs, develops and markets innovative, low-power, two-way wireless data messaging devices.

Glenayre's Enhanced Services Platform segment includes products and support services from the Company's Integrated Network Group. This segment is comprised of the Company's INTELLIGIS product line including (i) the MVP system, (ii) from January 1997 to December 1998, network management systems developed by the Company's Options group (formerly known as CNET), and (iii) since October 1997 data management systems for calling card services developed by ODC.

The Company evaluates performance and allocates resources based on income from continuing operations before income taxes, which excludes interest income (expense) and other income (expense). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Segment income (loss) excludes corporate activities and special charges. Business assets used by each business are allocated to the segments except that assets used in the manufacturing of the MVP system are included in the Wireless Messaging segment. However, depreciation expense is allocated to the appropriate segment using a percentage of manufacturing costs incurred for the reporting period.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

During 1999, the Company made changes to its expense allocations. These changes allocate previously classified corporate activities operating expenses (including depreciation expense) to its Wireless Messaging and Enhanced Services Platform operating segments. These operating expenses include credit and collections, legal, and information technology services that after further review the Company believes are more directly related to the business segments rather than Corporate activities. Additionally, assets and capital expenditures for property, plant and equipment previously included under Corporate activities for information technology services have been reclassified to the Wireless Messaging operating segment. The amounts below for segment income (loss), segment assets (and the related depreciation and amortization) and expenditures for property, plant, and equipment have been restated where applicable and presented below to include these changes in operating segment reporting.


                                                       1999          1998        1997
                                                     ---------    ---------    ---------
SEGMENT NET SALES
Wireless Messaging ...............................   $ 153,913    $ 299,315    $ 348,959
Enhanced Services Platform .......................      84,176       67,724       70,611
                                                     ---------    ---------    ---------
Total ............................................   $ 238,089    $ 367,039    $ 419,570
                                                     =========    =========    =========


SEGMENT INCOME (LOSS)                                   1999         1998         1997
                                                     ---------    ---------    ---------
Wireless Messaging ...............................   $(118,141)   $  26,798    $  73,060
Enhanced Services Platform .......................       3,709      (28,936)       2,955
Corporate activities .............................     (10,272)      (9,449)     (11,161)
Charge for purchased research and development ....        --           --        (38,700)
Adjustment to loss (loss) on sale of
   business ......................................         554       (7,858)          --
Write-off of goodwill and other intangibles ......     (50,919)     (26,705)      (5,183)
Interest income (net) ............................       5,302        8,209       10,386
Other income (expense) ...........................      (3,948)      (1,175)      (2,147)
                                                     ---------    ---------    ---------

Income (loss) from continuing operations before
   income taxes and cumulative effect of change in
   accounting principle ..........................   $(173,715)   $ (39,116)   $  29,210
                                                     =========    =========    =========


The Wireless Messaging segment results for 1999 were impacted by $66.2 million and $8.3 million, respectively, to adequately reserve for customer trade and notes receivable and to record an other than temporary loss on a subordinated note included in other assets during 1999. See Note 4. Additionally, the Wireless Messaging segment was impacted by $11.8 million for restructuring charges incurred during 1999. See Note 9.

The Enhanced Services Platform results for 1998 were impacted by $5.1 million in restructuring charges. See Note 9. Additionally, operating losses of $4.2 million and $3.8 million incurred by the Company's network management business sold in 1998 are included in results for Enhanced Services Platform for 1998 and 1997, respectively. See Note 1.

SEGMENT ASSETS                             1999       1998       1997
--------------                           --------   --------   --------


Wireless Messaging ...................   $283,841   $471,743   $457,190
Enhanced Services Platform ...........     13,563     21,577     60,694
Discontinued Operations ..............       --       34,451     35,563
Deferred Income Taxes ................     57,175     21,585     15,031
Corporate assets .....................     58,979     12,439     21,683
                                         --------   --------   --------
Total ................................   $413,558   $561,795   $590,161
                                         ========   ========   ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


SEGMENT LONG-LIVED ASSETS
-------------------------

DEPRECIATION AND AMORTIZATION EXPENSE:    1999       1998      1997
--------------------------------------   -------   -------   -------
Wireless Messaging ...................   $24,308   $27,602   $15,288
Enhanced Services Platform ...........     5,053    10,613     5,080
Corporate activities .................       499       430       466
                                         -------   -------   -------
Total ................................   $29,860   $38,645   $20,834
                                         =======   =======   =======


EXPENDITURES FOR PROPERTY, PLANT AND
EQUIPMENT                                  1999      1998      1997
--------------------------------------   -------   -------   -------

Wireless Messaging ...................   $ 7,596   $23,415   $26,954
Enhanced Services Platform ...........     2,638     4,991     4,311
Discontinued Operations ..............       545       860       901
Corporate activities .................        93       683       723
                                         -------   -------   -------

Total ................................   $10,872   $29,949   $32,889
                                         =======   =======   =======


ADDITION OF LONG-LIVED ASSETS THROUGH
    BUSINESS ACQUISITIONS:               1999     1998       1997
--------------------------------------   -----   -------   -------
WIRELESS MESSAGING:
Goodwill .............................   $--      $--     $ 59,500

Other intangibles ....................    --       --       10,035
Equipment ............................    --       --        1,354
ENHANCED SERVICES PLATFORM:
Goodwill .............................    --       --       39,924
Other intangibles ....................    --       --        3,700
Equipment ............................    --       --        4,220
Other non-current assets .............    --       --          922
                                         ---   --------   --------
                                         $--      $--     $119,655
                                         ===   ========   ========



The following geographic area data represents property, plant and equipment by location and trade revenues based on product shipment destination.

PROPERTY, PLANT AND EQUIPMENT:             1999       1998       1997
--------------------------------------   --------   --------   --------
United States ........................   $ 43,832   $ 63,622   $ 64,781
Canada ...............................     29,568     29,597     23,792
NE Asia ..............................         96        134        216
SE Asia ..............................     12,481     12,987     12,974
China ................................      1,258      1,226         86
Europe, Middle East and Africa .......      1,038      1,593      1,175
Latin America ........................        381        502        617
                                         --------   --------   --------
Total ................................   $ 88,654   $109,661   $103,641
                                         ========   ========   ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


NET SALES                                  1999       1998       1997
--------------------------------------   --------   --------   --------
United States ........................   $125,995   $224,136   $197,045
Canada ...............................      9,069      6,457      8,359
NE Asia ..............................      2,073      1,427     18,564
SE Asia ..............................     27,286     25,282     67,537
China ................................     29,122     67,870     52,054
Europe, Middle East and Africa .......     27,941     24,578     48,035
Latin America ........................     16,603     17,173     27,976
Other Countries ......................       --          117       --
                                         --------   --------   --------
TOTAL ................................   $238,089   $367,039   $419,570
                                         ========   ========   ========


11.   OPERATING LEASE COMMITMENTS

The Company leases office facilities and various equipment under non-cancellable operating leases. Future minimum lease payments under non-cancellable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 1999 are as follows:


         2000 .........................   $2,560
         2001 .........................    2,139
         2002 .........................      879
         2003 .........................      323
         2004 .........................      298
         Thereafter ...................       --


Rent expense for continuing operations amounted to approximately $5.2 million, $6.3 million, and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. Exit costs of approximately $780,000 in the aggregate related to the closing and consolidation costs incurred for various offices are included in rent expense for the year ended December 31, 1999. See Note 9. Exit costs of approximately $2.8 million in the aggregate related to the ODC facility closing and the sale of the network management business are included in rent expense for the year ended December 31, 1998.


12.   EMPLOYEE BENEFIT PLANS


    (A)  POSTRETIREMENT HEALTH CARE BENEFITS


The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company's policy is to fund benefits as they become due.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


The actuarial present value of accumulated postretirement benefit obligations at December 31, 1999 and 1998 is as follows:


                                                                                  1999       1998
                                                                                -------    -------
         Retirees ............................................................  $ 1,252    $ 1,037
         Fully eligible plan participants ....................................      111        113
         Other active plan participants ......................................      816      1,045
                                                                                -------    -------
         Accumulated postretirement benefit obligation .......................    2,179      2,195
         Unrecognized loss ...................................................      (42)       (32)
         Unrecognized transition obligation ..................................     (661)      (712)
                                                                                -------    -------
         Postretirement benefit liability recognized in balance sheet ........  $ 1,476    $ 1,451
                                                                                =======    =======


The change in Accumulated Postretirement Benefit Obligation ("APBO") from year to year is as follows:


                                                                                 1999       1998
                                                                                -------    -------
         APBO at the beginning of the year .................................... $ 2,195    $ 1,611
         Service cost .........................................................     261        222
         Interest cost ........................................................     143        115
         Actuarial  loss ......................................................       9        293
         Plan participants contributions ......................................      40         30
         Acquisitions .........................................................      --          4
         Curtailment gain .....................................................    (352)        --
         Benefits paid ........................................................    (117)       (80)
                                                                                -------    -------
         APBO at end of the year............................................... $ 2,179    $ 2,195
                                                                                =======    =======



Net postretirement benefit costs for the years ended December 31, 1999, 1998 and 1997 consist of the following components:


                                                                                 1999     1998      1997
                                                                                 -----    -----    -----
         Service cost .........................................................  $ 261    $ 222    $ 195
         Interest cost on APBO ................................................    143      115      101
         Amortization of gain .................................................     --     (15)     (14)
         Amortization of transition obligation ................................     51       51       51
         Curtailment gain .....................................................   (352)     --       --
                                                                                 -----    -----    -----
                                                                                 $ 103    $ 373    $ 333
                                                                                 =====    =====    =====


The curtailment gain was a result of the sale of Western Multiplex. The assumed discount rate utilized was 7.25%.

The assumed health care trend rate in measuring the accumulated postretirement benefit obligation as of December 31, 1999 was varied between non-Medicare and Medicare eligible retirees. For non-Medicare eligible retirees the 2000 trend rate is 10%, decreasing linearly to 5.25% in 2005, after which it remains constant. For Medicare retirees, the

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


2000 trend rate is 13% decreasing linearly to 5.25% in 2009. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 and the 1999 aggregate interest and service cost by approximately 10.4% and 19.0% respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 and the 1999 aggregate interest and service cost by approximately 14.4% and 15.4% respectively. The assumed discount rate used in determining the APBO at December 31, 1999 and 1998 was 7.75% and 6.75%, respectively.

    (B)  DEFINED CONTRIBUTION PLANS

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans for continuing operations amounted to approximately $2,646,000, $3,012,000 and $2,576,000 during the years ended December 31, 1999, 1998 and 1997, respectively.


13.   STOCKHOLDERS' EQUITY

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

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


The Amendment provides that, instead of the 15% beneficial ownership level described above, SWIB's beneficial ownership level will be 20% through January 14, 2000 and, after that date, will be reduced to (i) 15% if SWIB does not beneficially own 15% or more of Glenayre's outstanding common stock on January 14, 2000 or (ii) if SWIB beneficially owns 15% or more of Glenayre's outstanding common stock at the close of business on January 14, 2000, the next highest whole percentage in excess of the percentage of Glenayre's outstanding common stock then beneficially owned by SWIB, not exceeding 20%. At the close of business on January 14, 2000, SWIB owned approximately 15.4%.

The Rights will expire on May 21, 2007, unless redeemed earlier.

       (B) STOCK REPURCHASE PROGRAMS

In September 1996, the Board of Directors authorized the purchase of up to 2.5 million shares of the Company's common stock. No shares under this program were repurchased through December 31, 1999.

      (C) STOCK OPTION PLANS

The Company maintains two stock option plans (the "1996 Plan" and the "1991 Plan") which were approved by the stockholders, are administered by a committee of the Board of Directors (the "Committee") and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans authorize the grant of up to 5,150,000 and 11,475,000 shares, respectively, of the Company's common stock to directors, officers and key employees. Options granted have an option price of the fair market value of the Company's common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.


Activity and price information regarding the Company's stock option plans is summarized as follows:


                                           Shares    Price Range
                                           ------    -----------
Outstanding, December 31, 1996 .........    5,192   $1.27-$47.67
Granted ................................      586     9.00-21.63
Assumed ................................    1,641     0.08-23.00
Exercised ..............................     (470)    0.17-11.11
Canceled ...............................     (224)    1.13-44.17
                                           ------    -----------

Outstanding, December 31, 1997 .........    6,725     0.08-43.59
Granted ................................    2,392     4.44-16.75
Exercised ..............................   (1,183)    0.08-13.57  Weighted Average
Canceled ...............................     (572)    1.13-28.22       Price
                                           ------    -----------  ----------------

Outstanding, December 31, 1998 .........    7,362    0.17-43.59     $    9.51
Granted ................................    2,093    2.94-15.25          3.51
Exercised ..............................     (366)   0.17-10.82          4.72
Canceled ...............................   (2,008)   1.13-35.83         10.69
                                           ------    -----------  ----------------

Outstanding, December 31, 1999 .........    7,081    $0.40-$43.59   $    7.64
                                           ======    ============ ================

Of the outstanding options under the Company's stock option plans at December 31, 1999, approximately 4,562,000 are currently exercisable. Approximately 750,000 shares (all under the 1996 Plan) are available for grant as of December 31, 1999. The weighted-average exercise price for the currently exercisable options at December 31, 1999 is $8.30. The weighted average remaining contractual life of options outstanding is approximately 6.1 years.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1999:


                                       Options Outstanding                    Options Exercisable
                            -----------------------------------------    ---------------------------
                                       Weighted
                                        Average          Weighted                      Weighted
                                       Remaining          Average                       Average
Ranges of Exercise Prices   Shares   Life in Years     Exercise Price     Shares     Exercise Price
-------------------------   ------   -------------     --------------     ------     --------------
Less than $2.00 .........   1,456         2.0            $    1.28         1,455       $    1.28
2.01 to 5.00 ............   2,062         8.8                 3.28           316            3.03
5.01 to 8.99 ............     212         7.1                 6.69           111            6.40
9.00 ....................   1,805         5.7                 9.00         1,805            9.00
9.01 to 15.24 ...........     202         6.7                12.49           112           13.06
15.25 ...................     970         6.8                15.25           428           15.25
$15.26 to $43.59 ........     344         6.1            $   29.74           335       $   30.04


In April 1997, as part of a market decline of paging industry stocks, the market value of the Company's stock experienced a broad significant decline. In an effort to ensure retention of key technical and management employees, the Committee reduced the exercise price to $9.00 per share on options to purchase 3,005,228 shares which had been awarded originally at various dates from May 1994 to March 1997 at $10.63 to $47.67 per share to employees of the Company. The reduced exercise price and the original exercise prices reflected the fair market value of the Company's common stock on the date of modification and the dates of the original awards.

In December 1998, the Board of Directors amended the 1996 and 1991 Plans to allow future reductions in option exercise prices only with the prior approval of the Company's stockholders. Further, any amendment or repeal of this provision will require prior approval of the Company's stockholders.

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average fair value per share of stock based compensation issued during 1999, 1998, and 1997 was $1.71, $4.85, and $6.18, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                       1999          1998            1997
                                   ------------  -------------   -------------
         Expected Life in Years       1 to 4         1 to 4         2 to 6
         Risk Free Interest Rate   5.8% to 6.1%   5.0% to 5.1%   5.9% to 6.3%
         Volatility ............       .72            .59            .56
         Dividend Yield ........        --             --             --

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


For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                  1999          1998          1997
                                                                              -----------    ----------    ---------
         Pro forma loss from continuing operations before cumulative effect
           of change in accounting principle ..............................   $  (130,451)   $  (46,206)   $  (6,951)

         Pro forma loss from continuing operations before cumulative effect of change in accounting principle per share:
            Loss per weighted average common share ........................         (2.10)        (0.75)       (0.12)
            Loss per common share - assuming dilution .....................         (2.10)        (0.75)       (0.12)


Award modifications resulted in (i) an increase to the 1997 pro forma loss from continuing operations before cumulative effect in accounting change of approximately $4.3 million ($0.08 per weighted average common share and per common share-assuming dilution); (ii) an increase to the 1998 pro forma loss from continuing operations of approximately $852,000 ($0.01 per weighted average common share and per common share-assuming dilution) and (iii) an increase to the 1999 loss from continuing operations of approximately $84,000 (less than $0.01 per weighted average common share and per common share-assuming dilution).

Contributed capital was increased $129,000, $2.2 million and $1.3 million in 1999, 1998 and 1997, respectively, which represents the income tax benefits the Company realized from stock options exercised during these periods.

  (D) EMPLOYEE STOCK PURCHASE PLAN

In 1993, the Company established the Glenayre Technologies, Inc., Employee Stock Purchase Plan (the "ESP Plan"). Under the ESP Plan, 2,006,250 shares of common stock are authorized for issuance. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every January 1 and July 1. The price for common stock to be offered under the ESP Plan for each six-month period is equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. For the January 1, 2000 to June 30, 2000 period, the stock purchase price will be the lower of (i) $8.19 or 85% of the average market price of the common stock for the last five trading days of the six-month period. As of December 31, 1999, 403,065 shares had been issued at a purchase price range of $5.60 to $37.07 with 1,603,185 shares reserved under the ESP Plan. Additionally, in January 2000, 287,000 shares at a purchase price of $2.95 were issued.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)



   (E) INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE

The following table sets forth the computation of income (loss) from continuing operations per share:


                                                                                       1999         1998         1997
                                                                                     ---------    ---------    ---------
         Numerator:
           Income (loss) from continuing operations before cumulative effect of
             change in accounting principle ......................................   $(127,748)   $ (40,724)   $   3,697

         Denominator:
             Denominator for basic income (loss) per share -
               weighted average shares ...........................................      62,182       61,550       60,323

             Effect of dilutive securities:
               stock options .....................................................        --           --          2,995
                                                                                     ---------    ---------    ---------

             Denominator for diluted income (loss) per share-adjusted
               weighted average shares and assumed conversions ...................      62,182       61,550       63,318
                                                                                     =========    =========    =========

         Income (loss) from continuing operations before cumulative effect  of
                change in accounting principle per weighted average common share .   $   (2.06)   $   (0.66)   $    0.06
                                                                                     =========    =========    =========

         Income (loss)  from continuing operations before cumulative effect of change in accounting principle per common share -
             assuming dilution ...................................................   $   (2.06)   $   (0.66)   $    0.06
                                                                                     =========    =========    =========


14.   COMMITMENTS AND CONTINGENCIES

The Company is currently pursuing a secured credit facility. On June 30, 1999, the Company terminated the $50 million line of credit established in October 1998. During the first quarter of 1999 borrowings under this credit line ranged from $10 million to $17.5 million. There was no borrowing under the credit line during the second quarter 1999.

In the normal course of business, the Company issues bid and performance letters of credit which in the aggregate amounted to approximately $10 million and $15 million as of December 31, 1999 and 1998, respectively. As of December 31, 1999, these letters of credit have terms from approximately 1 to 33 months. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. At December 31, 1999, the Company had agreements to finance and arrange financing for approximately $30 million of paging and voice mail products. The Company cannot currently predict the extent to which these commitments will be utilized, since certain customers may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company also arranges for third-party investors to assume a portion of its commitments. If exercised, the financing arrangements will be secured by the equipment sold by Glenayre.

On January 31, 1997, an amended class action complaint consolidating two lawsuits filed in the fourth quarter of 1996 (the "Complaint") was filed in the United States District Court for the Southern District of New York against the Company and certain of its executive officers and directors. The District Court dismissed the Complaint in

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

November 1997, but granted the plaintiffs the right to amend and refile. The plaintiffs filed an amended Complaint, which the District Court dismissed in December 1998, without the right to refile. The plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. On December 16, 1999, the Court of Appeals affirmed the District Court's dismissal. The Plaintiffs did not appeal this decision. On February 20, 1997, a shareholder's derivative complaint (the "Shareholder's Complaint") was filed in the United States District Court for the Southern District Court of New York against certain current and former directors and against the Company, as a nominal defendant, alleging that the directors breached their fiduciary obligations to the Company by subjecting the Company to the class action referred to above. The Company expects that the plaintiffs will voluntarily dismiss the Shareholder's Complaint in light of the outcome of the class action Complaint. Additionally, the Company is currently involved in various other disputes and legal actions related to its business operations. In the opinion of the Company, the ultimate resolution of these actions will not have a material effect on the Company's financial position, or future results of operations or cash flows.


15.  INTERIM FINANCIAL DATA--UNAUDITED


                                                                        Quarters Ended
                                                       --------------------------------------------------
                                                         March 31     June 30     Sept. 30      Dec. 31
                                                        ---------    ---------    ---------    ---------
1999 (A)
Net sales ...........................................   $  61,311    $  53,477    $  61,274    $  62,027
Gross profit ........................................      28,179       19,568       24,770       29,975
Loss from continuing operations .....................      (1,895)     (61,756)     (61,998)      (2,099)
Loss from continuing operations per weighted average
   common share .....................................        (.03)        (.99)       (1.00)        (.03)
Loss from continuing operations per common share -
   assuming dilution ................................        (.03)        (.99)       (1.00)        (.03)


1998 (B)
Net sales ...........................................   $  88,279    $  75,190    $ 117,488    $  86,082
Gross profit ........................................      45,826       38,660       58,031       31,836
Income (loss) from continuing operations ............          63       (3,164)       8,299      (45,922)
Income (loss) from continuing operations per weighted
  average common share ..............................        0.00         (.05)         .13         (.74)
Income (loss) from continuing operations per common
  share - assuming dilution .........................        0.00         (.05)         .13         (.74)

(a) The results for the second quarter 1999 were impacted by a charge of $64.6 million for additional bad debt provisions recorded to adequately reserve the Company's trade accounts and notes receivables. See Note 4. Additionally, the results for the third quarter 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles. See Note 2. Further, the Company recorded restructuring charges of $1.2 million, $1.8 million, $11.0 million, and $600,000 for the quarters ended March 31, June 30, September 30, and December 31, 1999, respectively. See Note 9. Also during the third quarter 1999, the Company sold its microwave communications business. Accordingly, MUX's sales, income from operations (net of tax) and loss on disposal of assets (net of tax) are excluded from the 1999 and 1998 quarters presented above.

(b) The results for the fourth quarter 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles and a $7.9 million loss on sale of business. See Note 2.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE


None.


                                    PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "EXECUTIVE OFFICERS OF THE REGISTRANT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements,"
"COMPENSATION--Compensation Committee Interlocks and Insider Participation," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2000.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.  INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


(i) Financial Statements                                                                             Page
                                                                                                     ----

 Report of Ernst & Young LLP Independent Auditors..................................................   30
 Consolidated Balance Sheets at December 31, 1999 and 1998.........................................   31
 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997........   32
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
    1998 and 1997..................................................................................   33
 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997........   34
 Notes to Consolidated Financial Statements........................................................   36

(ii) Supplemental Schedules:

 (For the years ended December 31, 1999, 1998 and 1997)
 Schedule II - Valuation and Qualifying Accounts...................................................   64

  All other schedules are omitted because they are not applicable or not required.

B.     REPORTS ON FORM 8-K

       During the three months ended December 31, 1999, the company filed the following current reports on Form 8-K:

(i) Dated October 4, 1999. Under Item 5, the Company reported that it had signed an agreement for the sale of its microwave radio business, Western Multiplex Corporation.
(ii) Dated November 1, 1999. Under Item 2, the Company reported that the sale of approximately 95% of the outstanding capital stock ("stock") of Western Multiplex Corporation had been completed. The Company retained approximately 5% of the stock.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


C.  EXHIBITS

Exhibit
Number                                Description
------                                -----------
2.1 Acquisition Agreement among Glenayre, WAI Acquisition Corp. And Wireless Access, Inc., dated October 1, 1997 ("WAI Acquisition Agreement") was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.

2.2 Amended and Restated Acquisition Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Company, Western Muliplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp. was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999 and is incorporated herein by reference.

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

10.1 Agreement, dated December 31, 1996, which terminates the Employment Agreement, dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.2 Services Agreement, dated April 18, 1999, between the Company and Clarke H. Bailey was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.3 Agreement, dated October 1, 1999 between the Company and Clarke H. Bailey is filed herewith.*

10.4     Employment Agreement, dated June 18, 1999, between the Company and Eric
         L. Doggett was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.5 Termination Agreement, dated September 30, 1997, between the Company and Ramon D. Ardizzone was filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.*

10.6 Services Agreement, dated February 15, 1999, between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

10.7     Services Agreement, dated April 18, 1999, between the Company and Ramon
         D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.8 Resignation Agreement, dated December 21, 1998, between the Company and Gary B. Smith was filed as Exhibit 10.9 to the Registrant's Annual report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.9 Employment Agreement, dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.10 Amendment, dated August 10, 1999, to the Employment Agreement dated May 21, 1997 between the Company and Stanley Ciepcielinski is filed herewith.*

10.11 Severance Agreement, dated February 15, 1999, between the Company and Eugene C. Pridgen was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference. *

10.12 Consulting Services Agreement, dated November 11, 1998, between the Company and Dan Case was filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.13 Letter Agreement dated May 26, 1998 between the Registrant and Amir Zoufonoun was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.14 Agreement, dated April 16, 1999, between the Company and Amir Zoufonoun is filed herewith.*

10.15 Executive Severance Benefit Agreement, dated May 21, 1997, between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended), Warren K. Neuburger (dated January 14, 1999), Gary P. Hermansen (dated January 14, 1999), William W. Edwards (dated February 3, 2000), and Kenneth R. Berger (dated February 3, 2000) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.16    Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.17 Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 is filed herewith.*

10.18 Glenayre Technologies Management By Objective Plan- Corporate Plan for the year ended December 31, 1999 was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.19 Glenayre Technologies Management By Objective Plan- Business Segment Plan for the year ended December 31, 1999 was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.20 Glenayre Technologies Management By Objective Plan- Glenayre Western Multiplex Plan for the year ended December 31, 1999 was filed as
         Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended 1999 and is incorporated herein by reference.*

10.21 Glenayre Technologies Management By Objective Plan for the year ended December 31, 1998 was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.*

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

10.22 Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.23 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.24 Amendment, dated December 18, 1998, to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.25 Credit Agreement, dated October 30, 1998, between Glenayre Electronics, Inc. and NationsBank, N.A., as Agent was filed as Exhibit 10.21 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

21       Subsidiaries of the Company is filed herewith.

23       Consent of Ernst & Young LLP is filed herewith.

27 Financial Data Schedule for the year ended December 31, 1999. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.


----------
*Management Contract

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


            Column A                   Column B               Column C            Column D      Column E
            --------                   --------               --------            --------      --------
                                                             Additions
                                                     -----------------------
                                      Balance at     Charged to   Charged to                   Balance at
                                       Beginning      Costs and      Other                       End of
              Description              of Period      Expenses     Accounts       Deductions     Period
              -----------              ---------      --------     --------       ----------     ------
ACCOUNTS RECEIVABLE - ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:
   Year ended December 31, 1999        $  5,830        $ 14,350    $    250       $  2,758      $ 17,672
   Year ended December 31, 1998           4,542           1,187         806            705         5,830
   Year ended December 31, 1997           4,527           1,155       1,192          2,332         4,542

NOTES RECEIVABLE - FAIR MARKET
   VALUATION ALLOWANCE:
   Year ended December 31, 1999             332             (72)       --             --             260
   Year ended December 31, 1998               4             328        --             --             332
   Year ended December 31, 1997             322            --          (318)          --               4

NOTES RECEIVABLE - ALLOWANCE FOR
   DOUBTFUL ACCOUNTS:
   Year ended December 31, 1999           3,795          50,352          56          1,446        52,757
   Year ended December 31, 1998           4,038            (439)        298            102         3,795
   Year ended December 31, 1997            --               120       3,918(2)        --           4,038

VALUATION ALLOWANCE ON
   INVENTORIES:
   Year ended December 31, 1999           6,843          10,333        (322)         6,737(1)     10,117
   Year ended December 31, 1998           5,511           5,701        (292)         4,077         6,843
   Year ended December 31, 1997           4,365           2,476       1,037          2,367         5,511

SUBORDINATED NOTES -
   ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   Year ended December 31, 1999           1,350            --         8,172           --           9,522
   Year ended December 31, 1998            --               767         583           --           1,350

INTEREST RECEIVABLES -
    ALLOWANCE FOR DOUBTFUL ACCOUNTS:
    Year ended December 31, 1999           --             2,369        --            2,369          --

----------
(1) Includes $1.5 million due to the disposal of discontinued operations.
(2) Includes amounts reclassified from previously established accrued liabilities and reserves and collected fee offsets.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 20, 2000.

                                        GLENAYRE TECHNOLOGIES, INC.
                                        ---------------------------


                                        By /s/ Eric L. Doggett
                                        -------------------------------------

                                            Eric L. Doggett
                                            PRESIDENT, CHIEF EXECUTIVE OFFICER
                                            AND DIRECTOR



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2000:

/s/ Clarke H. Bailey                                          /s/ Ramon D. Ardizzone
-------------------------------                               ----------------------
Clarke H. Bailey                                              Ramon D. Ardizzone
CHAIRMAN OF THE BOARD                                         DIRECTOR


/s/ Eric L. Doggett                                           /s/ Donald S. Bates
-------------------------------                               ----------------------
Eric L. Doggett                                               Donald S. Bates
PRESIDENT, CHIEF EXECUTIVE OFFICER                            DIRECTOR
AND DIRECTOR
                                                              /s/ Peter W. Gilson
                                                              ---------------------
                                                              Peter W. Gilson
                                                              DIRECTOR

/s/ Stanley Ciepcielinski                                     /s/ John J. Hurley
-------------------------------                               ---------------------
Stanley Ciepcielinski                                         John J. Hurley
EXECUTIVE VICE PRESIDENT                                      DIRECTOR
CHIEF FINANCIAL OFFICER, (PRINCIPAL FINANCIAL OFFICER),
TREASURER AND DIRECTOR
                                                              /s/ Thomas C. Israel
                                                              ----------------------
                                                              Thomas C. Israel
                                                              DIRECTOR

/s/ Billy C. Layton                                           /s/ Stephen P. Kelbley
-----------------------------------------------------         -----------------------
Billy C. Layton                                               Stephen P. Kelbley
VICE PRESIDENT, CONTROLLER,                                   DIRECTOR
SECRETARY AND CHIEF ACCOUNTING OFFICER
(PRINCIPAL ACCOUNTING OFFICER)
                                                              /s/ Anthony N. Pritzker
                                                              -----------------------
                                                              Anthony N. Pritzker
                                                              DIRECTOR


                                                              /s/ Horace H. Sibley
                                                              -----------------------
                                                              Horace H. Sibley
                                                              DIRECTOR

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

C.  EXHIBITS

Exhibit
Number                                Description
------                                -----------
2.1 Acquisition Agreement among Glenayre, WAI Acquisition Corp. And Wireless Access, Inc., dated October 1, 1997 ("WAI Acquisition Agreement") was filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.

2.2 Amended and Restated Acquisition Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Company, Western Muliplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp. was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999 and is incorporated herein by reference.

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

10.1 Agreement, dated December 31, 1996, which terminates the Employment Agreement, dated December 3, 1990 between the Company and Clarke H. Bailey was filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.2 Services Agreement, dated April 18, 1999, between the Company and Clarke H. Bailey was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.3 Agreement, dated October 1, 1999 between the Company and Clarke H. Bailey is filed herewith.*

10.4     Employment Agreement, dated June 18, 1999, between the Company and Eric
         L. Doggett was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.5 Termination Agreement, dated September 30, 1997, between the Company and Ramon D. Ardizzone was filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and is incorporated herein by reference.*

10.6 Services Agreement, dated February 15, 1999, between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


10.7     Services Agreement, dated April 18, 1999, between the Company and Ramon
         D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.8 Resignation Agreement, dated December 21, 1998, between the Company and Gary B. Smith was filed as Exhibit 10.9 to the Registrant's Annual report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.9 Employment Agreement, dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.10 Amendment, dated August 10, 1999, to the Employment Agreement dated May 21, 1997 between the Company and Stanley Ciepcielinski is filed herewith.*

10.11 Severance Agreement, dated February 15, 1999, between the Company and Eugene C. Pridgen was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference. *

10.12 Consulting Services Agreement, dated November 11, 1998, between the Company and Dan Case was filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.13 Letter Agreement dated May 26, 1998 between the Registrant and Amir Zoufonoun was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.14 Agreement, dated April 16, 1999, between the Company and Amir Zoufonoun is filed herewith.*

10.15 Executive Severance Benefit Agreement, dated May 21, 1997, between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as
         Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended), Warren K. Neuburger (dated January 14, 1999), Gary P. Hermansen (dated January 14, 1999), William W. Edwards (dated February 3, 2000), and Kenneth R. Berger (dated February 3, 2000) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.16    Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.17 Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 is filed herewith.*

10.18 Glenayre Technologies Management By Objective Plan- Corporate Plan for the year ended December 31, 1999 was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.19 Glenayre Technologies Management By Objective Plan- Business Segment Plan for the year ended December 31, 1999 was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.20 Glenayre Technologies Management By Objective Plan- Glenayre Western Multiplex Plan for the year ended December 31, 1999 was filed as
         Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended 1999 and is incorporated herein by reference.*

10.21 Glenayre Technologies Management By Objective Plan for the year ended December 31, 1998 was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.*

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

10.22 Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.23 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.24 Amendment, dated December 18, 1998, to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.25 Credit Agreement, dated October 30, 1998, between Glenayre Electronics, Inc. and NationsBank, N.A., as Agent was filed as Exhibit 10.21 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.

21       Subsidiaries of the Company is filed herewith.

23       Consent of Ernst & Young LLP is filed herewith.

27 Financial Data Schedule for the year ended December 31, 1999. (Filed in electronic format only. Pursuant to Rule 402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.)

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.


----------
*Management Contract