Form 10-Q
period 2000-03-31
GLENAYRE TECHNOLOGIES INC
filed 2000-04-28
CIK 808918

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2000
                                       ---------------

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------   ---------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                       98-0085742
         -----------------------------------  --------------------------
         (State or Other Jurisdiction of         (I.R.S. Employer
          Incorporation or Organization)        Identification No.)

   5935 CARNEGIE BLVD., SUITE 300, CHARLOTTE, NORTH CAROLINA          28209
   ---------------------------------------------------------         ------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at April 25, 2000 was 64,235,363 shares.


--------------------------------------------------------------------------------

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                      INDEX

Part I - Financial Information:

         Item 1.    Financial Statements
                                                                                                       Page
                                                                                                       ----

                    Independent Accountants' Review Report.......................................        3

                    Condensed Consolidated Balance Sheets as of
                         March 31, 2000 (Unaudited) and December 31, 1999.......................         4

                    Condensed Consolidated Statements of Operations for the
                         three months ended March 31, 2000 and 1999 (Unaudited).................         5

                    Condensed Consolidated Statement of Stockholders' Equity
                         for the three months ended March 31, 2000 (Unaudited)..................         6

                    Condensed Consolidated Statements of Cash Flows for the
                         three months ended March 31, 2000 and 1999 (Unaudited).................         7

                    Notes to Condensed Consolidated Financial Statements (Unaudited)............         8

         Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations....................................        14

         Item 3.    Quantitative and Qualitative Disclosures
                         about Market Risk......................................................        19


Part II - Other Information:

         Item 6.    Exhibits and Reports on Forms 8-K...........................................        20

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2000 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                                           Ernst & Young LLP

Charlotte, North Carolina
April 14, 2000

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      March 31, 2000     December 31, 1999
                                                                      --------------     -----------------
                                                                        (Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents.......................................        $86,064            $73,513
Restricted cash.................................................         10,292             10,355
Accounts receivable, net........................................         87,218             88,736
Notes receivable................................................          8,904              7,083
Inventories.....................................................         22,397             28,130
Deferred income taxes...........................................         16,159             16,668
Prepaid expenses and other current assets.......................          4,078              4,249
                                                                       --------           --------
Total current assets............................................        235,112            228,734
Notes receivable, net...........................................          2,368              4,707
Property, plant and equipment, net..............................         84,991             88,654
Goodwill........................................................         47,327             47,999
Deferred income taxes...........................................         41,017             40,507
Other assets....................................................          3,017              2,957
                                                                       --------           --------
TOTAL ASSETS....................................................       $413,832           $413,558
                                                                       ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable................................................        $15,094            $18,073
Accrued liabilities.............................................         42,072             52,534
Other current liabilities.......................................             92                 92
                                                                       --------           --------
Total current liabilities.......................................         57,258             70,699
Other liabilities...............................................          7,346              7,381
Stockholders' Equity:
Preferred stock, $.01 par value; 5,000,000 shares
authorized, no shares issued and outstanding....................             --                 --
Common stock, $.02 par value; authorized: 200,000,000
shares; outstanding: March 31, 2000- 64,207,944
shares; December 31, 1999 - 62,430,153 shares...................          1,284              1,248
Contributed capital.............................................        357,686            345,097
Accumulated deficit.............................................         (9,742)           (10,867)
                                                                       --------           --------
Total stockholders' equity......................................        349,228            335,478
                                                                       --------           --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................       $413,832           $413,558
                                                                       ========           ========


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                      ------------------------------------------------
                                                                               2000                      1999
                                                                       ---------------------     ---------------------
NET SALES..........................................................          $58,656                   $61,311
                                                                             -------                   -------
COSTS AND EXPENSES:
      Cost of sales................................................           27,516                    33,132
      Selling, general and administrative expense..................           17,096                    19,902
      Research and development expense.............................            8,779                    10,500
      Depreciation and amortization expense........................            5,038                     8,289
      Adjustment to loss on sale of business.......................             (524)                       ---
                                                                            ----------                -----------
            Total Costs and Expenses...............................           57,905                    71,823
                                                                            ----------                -----------
INCOME (LOSS) FROM OPERATIONS......................................              751                   (10,512)
                                                                            ----------                -----------

OTHER INCOME (EXPENSES):
       Interest income.............................................            1,293                     2,603
       Interest expense............................................              (14)                     (215)
       Other, net..................................................                5                        37
                                                                            ----------                -----------
             Total Other Income (Expenses), net....................            1,284                     2,425
                                                                            ----------                -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES..............................................            2,035                    (8,087)
PROVISION (BENEFIT) FOR INCOME TAXES...............................              910                    (6,192)
                                                                            ----------                -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................            1,125                    (1,895)
INCOME FROM DISCONTINUED OPERATIONS (net of
   income tax).....................................................              ---                       298
                                                                            ----------                -----------
NET INCOME (LOSS)..................................................           $1,125                   $(1,597)
                                                                            ==========                ===========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON SHARE:
       Continuing Operations.......................................            $0.02                    $(0.03)
       Discontinued Operations.....................................              ---                      0.00
                                                                            ----------                -----------
                                                                               $0.02                    $(0.03)
                                                                            ==========                ===========
NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
       Continuing Operations.......................................            $0.02                    $(0.03)
       Discontinued Operations.....................................              ---                      0.00
                                                                            ----------                -----------
                                                                               $0.02                    $(0.03)
                                                                            ==========                ===========

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)

                                            Common Stock                                                      Total
                                      -------------------------     Contributed        Accumulated         Stockholders'
                                        Shares        Amount          Capital             Deficit             Equity
                                      ----------    -----------   ----------------    -------------       --------------

Balances, December 31, 1999........     62,430        $1,248          $345,097          $(10,867)            $335,478

Net income.........................                                                        1,125                1,125

Stock options exercised............      1,778            36            12,589                                 12,625
                                     ---------      ---------         --------          --------             --------

Balances, March 31, 2000...........     64,208        $1,284          $357,686          $(9,742)             $349,228
                                     =========       ========         ========          ========             ========


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (TABULAR AMOUNTS IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                   Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                  2000                     1999
                                                                             ----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............................           $1,517                    $14,976
                                                                                  --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment.......................           (1,645)                    (3,791)
      Proceeds from sale of equipment..................................               59                         25
                                                                                  --------                 --------
            Net cash used in investing activities......................           (1,586)                    (3,766)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities.....................................               (5)                       (60)
      Issuance of common stock.........................................           12,625                         163
                                                                                  ------                   ---------
            Net cash provided by financing activities..................           12,620                         103
                                                                                  ------                   ---------

NET INCREASE IN CASH AND CASH
      EQUIVALENTS......................................................           12,551                      11,313
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD........................................................           73,513                      12,283
                                                                                --------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................          $86,064                     $23,596
                                                                                ========                     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest..........................................................              $16                        $218
     Income taxes......................................................              808                       1,392


            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

1.       DISCONTINUED OPERATIONS

The Company signed an agreement dated as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for the three months ended March 31, 1999 presented in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments and up to October 31, 2000 for certain key employee severance benefits should the buyer not offer such key MUX employees a similar position with substantially the same or greater responsibilities and the same or greater compensation. The maximum contingent liability as of March 31, 2000 related to these obligations is approximately $4.1 million.

2.       RESTRICTED CASH
Restricted cash at March 31, 2000 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire during 2000.

3.     ACCOUNTS AND NOTES RECEIVABLES

Accounts receivable consist of:

                                              March 31,          December 31,
                                               2000                1999
                                             ----------       ---------------

Trade receivables........................   $102,328             $104,206
Retainage receivables....................        319                  319
Other....................................      1,796                1,883
                                            --------            ---------
                                             104,443              106,408
Less: allowance for doubtful accounts....    (17,225)             (17,672)
                                            --------            ---------
                                             $87,218              $88,736
                                            ========            =========

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


Trade receivables at March 31, 2000 and December 31, 1999 included unbilled costs and estimated earnings under contracts in the amount of approximately $24 million and $25 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable consist of:

                                            March 31,            December 31,
                                              2000                  1999
                                        -----------------     -----------------

Current...............................        $8,904               $7,083
Non-current...........................        55,190               57,724
                                             --------             --------
                                              64,094               64,807
Less: reserves........................       (52,822)             (53,017)
                                             --------             --------
                                             $11,272              $11,790
                                             =======              =======


The Company's receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments, or (iv) experienced worsening financial condition. As a result, in 2000 and 1999 amounts owed on notes from these customers of approximately $62 million at March 31, 2000 and December 31, 1999 were considered impaired. The average amount of impaired notes during the three-month period ended March 31, 2000 was approximately $62 million. The reserve on these notes was approximately $52 million and $53 million at March 31, 2000 and December 31, 1999, respectively. Reserve activity during the three months ended March 31, 2000 included an addition to the reserves of approximately $270,000 and write-offs of approximately $470,000. Interest receivable from these notes of approximately $2.3 million was fully reserved as of March 31, 2000 and December 31, 1999. Subsequent to September 30, 1999, interest income on these notes is recognized only as cash is received. Interest income recorded on these notes was $58,000 during the three-month period ended March 31, 2000.

4.       INVENTORIES

                                               March 31,          December 31,
Inventories consist of:                          2000                 1999
                                          -----------------    -----------------

Raw materials..........................        $11,514              $14,742
Work-in-process........................          7,123                8,452
Finished goods.........................          3,760                4,936
                                               ---------            ---------
                                               $22,397              $28,130
                                               =========            =========

5.     GOODWILL

          Goodwill is shown net of accumulated amortization of $20 million and $19 million at March 31, 2000 and December 31, 1999, respectively.

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




6.     INCOME TAXES

       The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:
                                                      Three Months Ended,
                                                           March  31,
                                                  -----------------------------
                                                      2000             1999
                                                  --------------    -----------

Income tax provision at U.S. statutory rate......     $712          $(2,830)
Reduction in valuation allowance.................      ---           (3,983)
Foreign taxes at rates other than U.S.
   statutory rate................................      ---             (133)
State taxes (net of federal benefit).............      ---             (265)
U.S. Research and Experimentation Credits....          ---              (80)
Foreign sales corporation benefit................      (75)             (40)
Non-deductible goodwill..........................      235            1,139
Other non-deductible ............................       38              ---
                                                      ------          ------

Income tax provision (benefit)...................     $910          $(6,192)
                                                      ======         =======

       The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 2000 will be fully realized.

7.     INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON SHARE

The following table sets forth the computation of income (loss) from continuing operations per share:

                                                          Three Months Ended,
                                                               March 31,
                                                        ------------------------
                                                           2000         1999
                                                          --------     --------
Numerator:
    Net income (loss) from continuing operations........   $1,125     $(1,895)
Denominator:
    Denominator for basic income (loss) from
    continuing operations per share -
    weighted average shares.............................   63,222      62,116
Effect of dilutive securities:
    Stock options.......................................    3,768         ---
                                                           --------   ---------
Denominator for diluted income (loss) from
    continuing operations per share-adjusted
    weighted average shares and assumed
    conversions.........................................   66,990      62,116
                                                          =========   ========
 Income (loss) from continuing operations per
   weighted average common share........................    $0.02      $(0.03)
                                                          =========    ========
 Income (loss) from continuing operations per
   common share - assuming dilution.....................    $0.02      $(0.03)
                                                          =========   =========

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



8.     RESTRUCTURING

During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million, of which approximately $7.1 million was paid before March 31, 2000, primarily for severance and outplacement on approximately 400 positions related to a 27% reduction of the Company's global workforce. This headcount reduction impacted all functional areas of the Company but the majority of the positions impacted, approximately 200, are associated with consolidating the Company's Vancouver manufacturing operations to its Quincy, Illinois manufacturing facility. During the first quarter 2000, the Company expensed approximately $60,000 for retention performance bonuses related to the third quarter 1999 restructuring, which were earned by employees in the first quarter 2000. Additionally, during the first quarter 2000, the Company reversed approximately $25,000 of accrued severance benefits related to this reduction of the Company's workforce.

Additionally, the Company recorded a pre-tax charge in the third quarter of 1999 of approximately $670,000, of which approximately $220,000 was paid through the first quarter 2000, for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. Further, during the fourth quarter 1999, the Company expensed approximately $150,000 for additional lease termination costs and asset impairments at its Vancouver facility related to the third quarter 1999 restructuring. The consolidation and exit process was completed for all the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which was completed in the first quarter 2000. Further, during the first quarter 2000, the Company reversed approximately $470,000 of accrued lease termination costs and asset impairment charges related to the third quarter 1999 restructuring. This reversal was due to: i) assets previously determined as excess being utilized at the Quincy manufacturing facility, ii) greater than anticipated proceeds from the disposal of assets in the Vancouver facility and iii) change in the estimated timing of the exit of the leased portion of the Vancouver facility.

During the first quarter 2000, the total pre-tax reversal of the third quarter 1999 accrued restructuring was recorded as a reduction of approximately $250,000 to cost of sales, $150,000 to loss on sale of assets, and $70,000 to selling, general and administrative expenses.

The reserve balance for the third quarter 1999 restructuring was approximately $2.4 million at March 31, 2000. Additionally, the Company has remaining reserves from first quarter 1999 and second quarter 1999 restructurings totaling approximately $40,000.

Management believes the remaining reserves for business restructuring are adequate to complete the above plans.

The following is a summary of activity during the three months ended March 31, 2000 for the 1999 restructuring reserves.

                                                    Lease Cancellation
                                 Severance and             and
                                    Benefits       Other Exit Costs     Total
                                    --------       ----------------     -----
Balance at December 31, 1999        $6,513              $1,746         $8,259
Expense accrued                         61                  --             61
Charges                             (4,442)               (958)        (5,400)
Change in estimate                     (10)               (502)          (512)
                                    ------               -----         ------
Balance at March 31, 2000           $2,122               $ 286         $2,408
                                    ======               =====         ======

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


9.       SEGMENT REPORTING

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing and mobile data systems. Glenayre has two principal product segments: Wireless Messaging and Enhanced Services Platform.

For the years ended 1999, 1998 and 1997, the support functions related to the Company's two product segments functioned as stand alone operating units and the Company evaluated performance and allocated resources based on income from continuing operations before income taxes, interest income (expense) and other (income) expense which included support costs. However, in 2000, these support functions which include research and development, customer service, administration and non-direct manufacturing costs are positioned so that they support both of the Company's product segments in order to improve financial results and capital utilization. Due to this change, the costs associated with these functions are no longer specific to one product segment and therefore, the Company currently only measures segment results to the contribution margin level (sales less direct manufacturing costs) in conjunction with the Company's consolidated results of operations in measuring that segment's performance and allocating resources. This represents a change in the Company's segment reporting and the Company accordingly has restated its segment information where applicable to reflect this change.

Additionally, the Company previously included the Enhanced Services Platform trade receivables and inventories in the Wireless Messaging segment assets, as historically, there was no efficient and timely process to determine these amounts. However, for 2000, the Company has established processes to determine these amounts for Enhanced Services Platform and therefore is reporting these assets as a component of Enhanced Services Platform assets. To incorporate this change, the Company has restated below the amounts for 1999 previously reported as segment assets. It was impracticable for the Company to restate previously reported assets for 1998 and 1997 and therefore these amounts represent the historical method which includes Enhanced Services Platform receivables and inventories in the Wireless Messaging Segment assets.


                                                    Three Months Ended
                                                         March 31,
                                         --------------------------------------
Segment net sales                              2000                 1999
-----------------                        ---------------      -----------------

Wireless Messaging................           $30,491             $45,204
Enhanced Services Platform......              28,165              16,107
                                             -------             -------
Total..................................      $58,656             $61,311
                                             =======             =======

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                               Three Months Ended                     Twelve Months Ended
                                                    March 31,                             December 31,
                                              --------------------               -----------------------------
                                              2000           1999                1999        1998         1997
                                              ----           ----                ----        ----         ----
                                                          (Restated)          (Restated)  (Restated)   (Restated)

Wireless Messaging.....................     $19,177        $29,561            $104,022    $180,349     $209,353
Enhanced Services Platform.............      21,924         10,908              60,864      47,944       52,722
                                             ------         ------              ------      ------       ------
  Total Contribution Margin............      41,101         40,469             164,886     228,293      262,075
Segment support costs..................     (33,757)       (40,996)           (250,019)   (192,301)    (165,694)
Corporate activities...................      (2,079)        (1,697)             (9,711)     (8,934)     (10,693)
Charge for purchased research
and development........................          --             --                  --          --      (38,700)
Depreciation and amortization..........      (5,038)        (8,288)            (29,860)    (38,645)     (20,834)
(Loss) adjustment to loss on
sale of business.......................         524             --                 554      (7,858)          --
Write-off of goodwill and
other intangibles......................          --             --             (50,919)    (26,705)      (5,183)
Interest income (expense), net.........       1,279          2,388               5,302       8,209       10,386
(Loss) adjustment to loss on
disposal of assets.....................         174           (277)             (4,431)       (171)        (254)
Other income (expense).................        (169)           314                 483      (1,004)      (1,893)
                                             ------         ------              ------      ------       ------
Income (loss) from continuing
operations before income taxes
and cumulative effect of change
in accounting principle................      $2,035        $(8,087)          $(173,715)   $(39,116)     $29,210
                                             =======        ======             =======      ======       ======

                                                                                December 31,
                                              March 31,                -----------------------------------
                                               2000                    1999        1998            1997
                                            ----------               ---------   ---------      ----------
                                                                      (Restated)       (Not Restated)
Segment Assets
--------------
Wireless Messaging.................         $226,175                $239,947     $471,743        $457,190
Enhanced Services Platform.........           62,032                  57,457       21,577          60,694
Discontinued Operations............               --                      --       34,451          35,563
Deferred Income Taxes..............           57,176                  57,175       21,585          15,031
Corporate Assets...................           68,449                  58,979       12,439          21,683
                                             -------                 -------      -------         -------
  Total............................         $413,832                $413,558     $561,795        $590,161
                                             =======                 =======      =======         =======

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

The Company signed an agreement dated as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations.

RESULTS OF  CONTINUING OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                    2000                       1999
                                                                  ---------                 ---------
Net sales.............................................              100.0%                    100.0%
Cost of sales.........................................               46.9                      54.0
                                                                    -----                     -----
   Gross profit.......................................               53.1                      46.0
Operating expenses:
   Selling, general and administrative................               29.2                      31.8
   Research and development...........................               15.0                      17.1
   Depreciation and amortization......................                8.6                      13.5
   Adjustment to loss on sale of business.............               (1.0)                       --
                                                                    -----                     -----
       Total operating expenses.......................               51.8                      62.4
                                                                    -----                     -----
Income (loss) from operations.........................                1.3                     (16.4)
Interest, net.........................................                2.2                       3.9
Other, net............................................                  *                         *
                                                                    -----                     -----
Income (loss) from continuing operations before
       income taxes...................................                3.5                     (13.2)
Provision (benefit) for income taxes..................                1.6                     (10.1)
                                                                    -----                     -----
Income (loss) from continuing operations..............                1.9%                     (3.1)%
                                                                    =====                     =====

-----------------
* less than 0.5%

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

The following table sets forth for the periods indicated net sales represented by the Company's product segments:

                                                 Three Months Ended March 31,
                                                -----------------------------
                                                   2000             1999
                                                -----------      -----------
(IN THOUSANDS)

Wireless Messaging Products ................     $30,491           $45,204
Enhanced Services Platform Products.........      28,165            16,107
                                                  -------          --------
                                                 $58,656           $61,311
                                                 =======           =======

(PERCENTAGE OF NET SALES)

Wireless Messaging Products ................        52.0%            73.7%
Enhanced Services Platform Products ........        48.0             26.3
                                                  -------          -------
                                                   100.0%          100.0%
                                                  =======          ======


THREE-MONTH PERIOD ENDED MARCH 31, 2000 AND 1999

NET SALES. Net sales for the three months ended March 31, 2000 decreased 4% to $59 million as compared to $61 million for the three months ended March 31, 1999. International sales (sales outside the United States) were $23 million for the three months ended March 31, 2000 as compared to $27 million for the three months ended March 31, 1999 and accounted for 40% and 45% of net sales for the three months ended March 31, 2000 and 1999, respectively.

The decline in net sales resulted from the contraction of the traditional paging market which the Company believes has stabilized at a level comparable to the second quarter 1999 and the decrease in paging device sales as the rollout of the two-way ReFLEX 25 devices did not begin until late in the first quarter 2000. This decrease is being partially offset by a robust market demand in North America for the Company's enhanced services platform MVP(TM) product. However, the Company believes that the wireless messaging market, driven by the two-way wireless internet and enhanced services platform market, driven by a robust growth in core customer base, will both yield sales growth for the Company in 2000. These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-Q. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

Sales to one customer totaled approximately 11% and 12% of net sales for the three-month periods ended March 31, 2000 and 1999, respectively. Additionally, another single customer accounted for 11% of net sales for the three-month period ended March 31, 1999. The Company believes that the dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

GROSS PROFIT. Gross profit was 53% and 46% of net sales for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in margin percentages for the 2000 period is primarily due to higher sales of enhanced services platform product which yield higher gross margins and cost savings associated with the consolidation of the Company's manufacturing facilities to Quincy, Illinois. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses were $17 million and $20 million for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in the 2000 period is primarily attributable to lower employee related expense including travel, salaries and fringe benefits as well as lower facility lease expense due to the first and third quarter 1999 restructurings. This decrease is being partially offset by higher employee incentive bonus expenses accrued as a result of meeting certain incentive plan targets for the first quarter 2000.

RESEARCH AND DEVELOPMENT EXPENSE. Research and development expenses were $9 million and $11 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in the 2000 period is primarily attributable to lower employee related expense including salaries, fringe benefits and hiring due to the third quarter 1999 restructuring. This decrease is partially offset by higher employee incentive bonus expenses as a result of meeting certain incentive plan targets for the first quarter 2000. The Company relies on its research and development programs for new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $5 million and $8 million for the three months ended March 31, 2000 and 1999, respectively. The decrease in expenses for the 2000 period is a result of (i) the write-off of goodwill related to the 1997 acquisition of Wireless Access, Inc. ("WAI") and other fixed and intangible assets in the third quarter 1999,
(ii) lower capital expenditures and (iii) disposal of capital assets related to the 1999 restructurings.

INTEREST INCOME, NET. Interest income, net was $1 million and $2 million for the three-month periods ended March 31, 2000 and 1999, respectively. Interest earned in 2000 was lower due to interest income being recorded only as received on certain notes receivables where customers have experienced financial difficulties, offset partially by an increase in interest on cash and cash equivalents. The Company expects that the level of interest income, net in 2000 will vary in accordance with the level of secured debt financing and the level of cash and cash equivalents available for investment.

PROVISION FOR INCOME TAXES. The effective tax rates for the three-months ended March 31, 2000 and 1999 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) the change in the valuation allowance, (ii) nondeductible goodwill amortization, (iii) lower tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and
(iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 2000 compared to 1999 is primarily the result of nondeductible goodwill amortization, the change in the valuation allowance and a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109.

FINANCIAL CONDITION AND LIQUIDITY

LIQUIDITY AND CAPITAL RESOURCES. At March 31, 2000 the Company had cash and cash equivalents and restricted cash totaling $96 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire during 2000. At March 31, 2000, Glenayre's principal source of liquidity is $86 million of cash and cash equivalents. The Company is currently pursuing a new credit facility, which is expected to be used primarily to collateralize the Company's letters of credit which are currently restricting $10 million of the Company's cash and cash equivalents.

Approximately $3 million of trade accounts and interest receivables and $36 million or 56% of the gross notes receivable balance of $64 million as of March 31, 2000 was due from Conxus Communications, Inc. ("Conxus"), which was engaged in the buildout of a major narrowband personal communications services

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

network in the advanced voice and text paging market. In August 1999, Conxus filed for bankruptcy liquidation under Chapter 7 with the United States Bankruptcy Court for the District of Delaware. The Company expects that substantially all of the receivables from Conxus will not be collected and as a result recorded additional bad debt reserves of approximately $38 million as of June 30, 1999. The Company also holds $9.5 million in subordinated notes from Conxus, which were fully reserved, as no additional amounts are expected to be collected.

Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, in addition to the Conxus bankruptcy, several other events occurred or continued with more intensity in 1999 including (i) a bankruptcy filing by another U.S. customer,
(ii) a South American customer seeking debt restructuring and (iii) increased resource requirements to collect receivables from customers in certain international countries where currency valuation issues could also affect the Company's ability to collect its notes and accounts receivable. As a result of these and other deteriorations in the paging infrastructure market, the Company changed its estimates for the allowance for doubtful receivables as discussed in
Note 4 to the Company's Consolidated Financial Statements as filed on Form 10-K for the year ended December 31, 1999. The Company recorded an increase to the Accounts Receivable and Notes Receivable reserves of approximately $65 million in the aggregate in the second quarter of 1999.

Inventories decreased at March 31, 2000 compared to December 31, 1999 due to an increase in inventories at 1999 year end for potential operating inefficiencies that may have resulted from the manufacturing consolidation process and actual efficiencies obtained as a result of the manufacturing consolidation process during the first quarter 2000.

Accounts payable decreased at March 31, 2000 compared to December 31, 1999 primarily as a result of decreased inventory purchases. Accrued expenses at March 31, 2000 decreased from year-end 1999 primarily due to reductions in (i) restructuring reserves, (ii) reserves for sale of the network management business, (iii) salaries and other payroll accruals due to timing differences,
(iv) reserves for paging device rework, (v) customer deposits and (vi) warranty reserves offset by an increase in deferred revenue and an increase in employee incentive plan accruals.

As of March 31, 2000, the Company had restructuring reserves of $2.4 million related to the 1999 restructurings. See Note 8 to the Company's Condensed Consolidated Financial Statements. As a result of these charges, subsequent to March 31, 2000, the Company expects to make cash payments from operating cash flows for employee termination and lease exit costs of approximately $2.4 million over the next two years.

The Company's cash and cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market may require customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. In general, since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. As of March 31, 2000, the Company has a prior financing commitment to one customer for paging infrastructure and voicemail products of up to $30 million. This commitment has been in place since March 21, 1997 and expires on December 31, 2000. There have been no amounts outstanding under this financing arrangement since June 30, 1999. During the term of the commitment, the largest amount borrowed by the customer was approximately $23 million as of December 31, 1997. The Company cannot currently predict the extent to which this commitment will be utilized, since the customer

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company has also arranged for third-party investors to assume a portion of its commitments. As a general policy since June 30, 1999, the Company no longer guarantees customer financing arrangements with third-parties. The Company's maximum exposure from third-party guarantees issued prior to June 30, 1999 is approximately $400,000 as of March 31, 2000 versus the largest amount of approximately $4 million at September 30, 1997. These financing arrangements are secured by equipment sold by Glenayre. The majority of these commitments expire on or before February 28, 2001.

During 1997, the Company began the construction of a 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at a total cost of approximately $12 million, substantially all of which was paid as of December 31, 1999. The Company is currently exploring opportunities that will satisfy the requirements for its Vancouver operations.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures and prior financing commitments outstanding to one customer). Company management believes that, if needed, it can establish additional borrowing arrangements with lending institutions.

INCOME TAX MATTERS. For 1999, Glenayre's actual cash outlay for taxes was limited to U.S. alternative minimum tax and foreign and state income taxes primarily due to the availability of foreign sales corporation benefits and the utilization of research and development tax credits. The Company's cash outlay for taxes is not expected to be significant in 2000 due to net operating loss carryforwards.

As of March 31, 2000, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $33 million related to the 1997 acquisitions of Open Development Corporation and WAI. However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 2000 or future periods.

The Company has recorded a deferred tax asset of $57 million, net of a valuation allowance of $15 million, at March 31, 2000, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this new Statement will have a significant effect on earnings or the financial position of the Company.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates and foreign currency exchange rates. The Company's investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company's results of operations. Additionally, the competitive telecommunications market has historically often required customer financing commitments. These commitments may be in the forms of guarantees, secured debt or lease financing and are subject to fair market value adjustments based on prevailing market interest rates. The Company does not believe that future exposure to adjustments in interest rates related to its prior commitment to one customer for financing will have a material impact on the Company's results of operations. Although a substantial portion of the Company's annual sales are negotiated in United States dollars, certain contracts in the normal course of business are negotiated in a foreign currency. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. Due to the limited amount of such hedging transactions, management believes that fluctuations in currency exchange rates will not have a material adverse effect on the Company's results of operations. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

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



                                            Glenayre Technologies, Inc.
                                            ------------------------------------
                                                  (Registrant)




                                            /s/ Stanley Ciepcielinski
                                            ------------------------------------
                                            Stanley Ciepcielinski
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)




Date:  April 28, 2000