Form 10-Q
period 2000-06-30
GLENAYRE TECHNOLOGIES INC
filed 2000-07-27
CIK 808918

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended        June 30, 2000
                                          --------------------------

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                       ------------       ---------------

              Commission File Number  0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 DELAWARE                              98-0085742
    -----------------------------------         --------------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

5935 Carnegie Blvd.,  SUITE 300, Charlotte, North Carolina                 28209
----------------------------------------------------------                 -----
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

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

 The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at July 24, 2000 was 64,424,063 shares.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------



                                      INDEX



Part I - Financial Information:

         Item 1.  Financial Statements

                                                                                                Page
                                                                                                ----
                  Independent Accountants' Review Report......................................    3

                  Condensed Consolidated Balance Sheets as of
                       June 30, 2000 (Unaudited) and December 31, 1999........................    4

                  Condensed Consolidated Statements of Operations for the
                       three months ended June 30, 2000 and 1999 (Unaudited)..................    5

                  Condensed Consolidated Statements of Operations for the
                       six months ended June 30, 2000 and 1999 (Unaudited)....................    6

                  Condensed Consolidated Statement of Stockholders' Equity
                       for the six months ended June 30, 2000 (Unaudited).....................    7

                  Condensed Consolidated Statements of Cash Flows for the
                       six months ended June 30, 2000 and 1999 (Unaudited)....................    8

                  Notes to Condensed Consolidated Financial Statements (Unaudited)............    9

       Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................................    15

       Item 3.    Quantitative and Qualitative Disclosures about Market Risk..................    21


Part II - Other Information:

       Item 4.    Submission of Matters to a Vote of Security Holders..... ...................    22

       Item 6.    Exhibits and Reports on Forms 8-K...........................................    22

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the three-month periods and six-month periods ended June 30, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the six months ended June 30, 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                       Ernst & Young LLP

Charlotte, North Carolina
July 18, 2000
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             June 30, 2000             December 31, 1999
                                                                             -------------             -----------------
                                                                              (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents......................................               $96,759                     $73,513
    Restricted cash................................................                 7,286                      10,355
    Accounts receivable, net.......................................                87,089                      88,736
    Notes receivable...............................................                 2,383                       7,083
    Inventories....................................................                24,383                      28,130
    Deferred income taxes..........................................                15,790                      16,668
    Prepaid expenses and other current assets......................                 6,041                       4,249
                                                                                 --------                    --------
         Total current assets......................................               239,731                     228,734
Notes receivable, net..............................................                 1,781                       4,707
Property, plant and equipment, net.................................                84,131                      88,654
Goodwill...........................................................                46,655                      47,999
Deferred income taxes..............................................                40,286                      40,507
Other assets.......................................................                 2,970                       2,957
                                                                                 --------                    --------
TOTAL ASSETS.......................................................              $415,554                    $413,558
                                                                                 ========                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...............................................               $16,317                     $18,073
    Accrued liabilities............................................                40,445                      52,534
    Other current liabilities......................................                    81                          92
                                                                                 --------                    --------
         Total current liabilities.................................                56,843                      70,699
Other liabilities..................................................                 7,290                       7,381

Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding.................                   ---                         ---
    Common stock, $.02 par value; authorized:  200,000,000
      shares; outstanding: June 30, 2000 - 64,328,482
      shares; December 31, 1999 - 62,430,153 shares................                 1,286                       1,248
    Contributed capital............................................               358,389                     345,097
    Accumulated deficit............................................                (8,254)                    (10,867)
                                                                                 --------                    --------
         Total stockholders' equity................................               351,421                     335,478
                                                                                 --------                    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................              $415,554                    $413,558
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

            See notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars and shares in thousands)
                                   (unaudited)

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                      ------------------------------------------------
                                                                               2000                      1999
                                                                       ---------------------     ---------------------
NET SALES..........................................................           $56,672                   $53,477
                                                                              -------                   -------
COSTS AND EXPENSES:
      Cost of sales................................................            22,893                    33,909
      Selling, general and administrative expense..................            17,686                    19,927
      Provision for doubtful receivables...........................               342                    64,855
      Research and development expense.............................             9,516                    10,471
      Depreciation and amortization expense........................             5,095                     8,129
      Unrealized loss on subordinated notes........................               ---                     8,100
                                                                              -------                   -------
            Total Costs and Expenses...............................            55,532                   145,391
                                                                              -------                   -------
INCOME (LOSS) FROM OPERATIONS......................................             1,140                   (91,914)
                                                                              -------                   -------
OTHER INCOME (EXPENSES):
      Interest income..............................................             1,717                       958
      Interest expense.............................................               (14)                      (51)
      Gain (Loss) on disposal of assets............................               129                      (535)
      Other, net...................................................              (129)                       39
                                                                              -------                   -------
             Total Other Income (Expenses), net....................             1,703                       411
                                                                              -------                   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES..........................................             2,843                   (91,503)
PROVISION (BENEFIT) FOR INCOME TAXES...............................             1,355                   (29,747)
                                                                              -------                   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................             1,488                   (61,756)
INCOME FROM DISCONTINUED OPERATIONS (net of
      income tax) .................................................               ---                       415
                                                                              -------                   -------
NET INCOME (LOSS)..................................................            $1,488                  $(61,341)
                                                                              =======                  ========
NET  INCOME (LOSS) PER WEIGHTED AVERAGE
      COMMON SHARE:
      Continuing Operations........................................             $0.02                    $(0.99)
      Discontinued Operations......................................               ---                      0.00
                                                                              -------                   -------
                                                                                $0.02                    $(0.99)
                                                                              =======                   =======
NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations........................................             $0.02                    $(0.99)
      Discontinued Operations......................................               ---                      0.01
                                                                              -------                  --------
                                                                                $0.02                    $(0.98)
                                                                              =======                  ========

            See notes to condensed consolidated financial statements
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars and shares in thousands)
                                   (unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                      ------------------------------------------------
                                                                               2000                      1999
                                                                       ---------------------     ---------------------

NET SALES..........................................................           $115,327                   $114,788
                                                                              --------                   --------
COSTS AND EXPENSES:
      Cost of sales................................................             50,410                     67,041
      Selling, general and administrative expense..................             34,612                     39,440
      Provision for doubtful receivables...........................                511                     65,244
      Research and development expense.............................             18,295                     20,971
      Depreciation and amortization expense........................             10,133                     16,418
      Unrealized loss on subordinated notes........................                ---                      8,100
      Adjustment to loss on sale of business.......................               (524)                       ---
                                                                              --------                   --------
            Total Costs and Expenses...............................            113,437                    217,214
                                                                              --------                   --------
INCOME (LOSS) FROM OPERATIONS......................................              1,890                   (102,426)
                                                                              --------                   --------
OTHER INCOME (EXPENSES):
      Interest income..............................................              3,010                      3,561
      Interest expense.............................................                (29)                      (266)
      Gain (Loss) on disposal of assets............................                303                       (812)
      Other, net...................................................               (296)                       353
                                                                              --------                   --------
             Total Other Income (Expenses), net....................              2,988                      2,836
                                                                              --------                   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES..........................................              4,878                    (99,590)
PROVISION (BENEFIT) FOR INCOME TAXES...............................              2,265                    (35,939)
                                                                              --------                   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................              2,613                    (63,651)
INCOME FROM DISCONTINUED OPERATIONS (net of
      income tax) .................................................                ---                        713
                                                                              --------                   --------
NET INCOME (LOSS)..................................................             $2,613                   $(62,938)
                                                                              ========                  =========
NET INCOME (LOSS) PER WEIGHTED AVERAGE
      COMMON SHARE:
      Continuing Operations........................................              $0.04                     $(1.02)
      Discontinued Operations......................................                ---                       0.01
                                                                              --------                   --------
                                                                                 $0.04                     $(1.01)
                                                                              ========                   ========
NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations........................................              $0.04                     $(1.02)
      Discontinued Operations......................................                ---                       0.01
                                                                              --------                   --------
                                                                                 $0.04                     $(1.01)
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



                                            Common Stock                                                           Total
                                            ------------              Contributed           Accumulated         Stockholders'
                                      Shares         Amount             Capital               Deficit              Equity
                                    ----------    -----------      ----------------      -----------------    ---------------

Balances, December 31, 1999........   62,430         $1,248            $345,097             $(10,867)             $335,478

Net Income.........................                                                            2,613                 2,613

Stock options exercised............    1,898             38              13,292                                     13,330
                                      ------         ------            --------              -------              --------
Balances, June 30, 2000.............  64,328         $1,286            $358,389              $(8,254)             $351,421
                                      ======         ======            ========              =======              ========


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
                                   (unaudited)

                                                                                    Six Months Ended June 30,
                                                                            ------------------------------------------
                                                                                  2000                     1999
                                                                            -----------------         ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES........                                   $15,132                   $16,276
                                                                                    -------                   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment.......................              (5,332)                   (7,292)
      Proceeds from sale of equipment..................................                 134                        66
                                                                                    -------                   -------
            Net cash used in investing activities......................              (5,198)                   (7,226)
                                                                                    -------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities.....................................                 (18)                     (115)
      Issuance of common stock.........................................              13,330                       195
                                                                                    -------                   -------
            Net cash provided by financing activities..................              13,312                        80
                                                                                    -------                   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................              23,246                     9,130
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD.......................................................              73,513                    12,283
                                                                                    -------                   -------
CASH  AND CASH EQUIVALENTS AT END OF PERIOD.....                                    $96,759                   $21,413
                                                                                    =======                   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
Cash paid during the period for:
       Interest........................................................                 $35                      $271
       Income taxes....................................................              $1,411                    $2,315


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

1.  Discontinued Operations

The Company signed an agreement dated as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for the three-month and six-month periods ended June 30, 2000 presented in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments and up to October 31, 2000 for certain key employee severance benefits should the buyer not offer such key MUX employees a similar position with substantially the same or greater responsibilities and the same or greater compensation. The maximum contingent liability as of June 30, 2000 related to these obligations is approximately $4.0 million.

2.  Restricted Cash

Restricted cash at June 30, 2000 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire during 2000.

3.  Accounts and Notes Receivables

Accounts receivable consist of:
                                                       June 30,     December 31,
                                                        2000            1999
                                                     ----------     ------------

Trade receivables ...........................         $ 102,062       $ 104,206
Retainage receivables........................               319             319
Other........................................             1,653           1,883
                                                      ---------       ---------
                                                        104,034         106,408
Less: allowance for doubtful accounts........           (16,945)        (17,672)
                                                      ---------       ---------
                                                      $  87,089       $  88,736
                                                      =========       =========
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

Trade receivables at June 30, 2000 and December 31, 1999 included unbilled costs and estimated earnings under contracts in the amount of approximately $23 million and $25 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable consist of:

                                                   June 30,         December 31,
                                                     2000               1999
                                                   -------        --------------

Current ..............................            $  2,383             $  7,083
Non-current ..........................              54,627               57,724
                                                  --------             --------
                                                    57,010               64,807
Less: reserves .......................             (52,846)             (53,017)
                                                  --------             --------
                                                  $  4,164             $ 11,790
                                                  ========             ========

The Company's receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments, or (iv) experienced a deterioration in financial condition. As a result, amounts owed on notes from these customers of approximately $55 million at June 30, 2000 and $62 million at December 31, 1999 were considered impaired. The average amount of impaired notes during the three-month and six-month periods ended June 30, 2000 was approximately $57 million and $59 million, respectively. The reserve on these notes was approximately $53 million at June 30, 2000 and December 31, 1999. Reserve activity during the three and six months ended June 30, 2000 included additions to the reserves of approximately $20,000 and $290,000 and write-offs of approximately $470,000. Interest receivable from these notes of approximately $2.3 million was fully reserved as of June 30, 2000 and December 31, 1999. Subsequent to September 30, 1999, interest income on these notes is recognized only as cash is received. Interest income recorded on these notes was $63,000 and $121,000 during the three-month and six-month periods ended June 30, 2000, respectively.

4.     Inventories


                                              June 30,           December 31,
Inventories consist of:                          2000                1999
                                           ---------------     ---------------

Raw materials...........................         $13,271              $14,742
Work-in-process.........................           8,805                8,452
Finished goods..........................           2,307                4,936
                                                ---------           ---------
                                                 $24,383              $28,130
                                                 =======              =======

5.     Goodwill

          Goodwill is shown net of accumulated amortization of $21 million and $19 million at June 30, 2000 and December 31, 1999, respectively.
--------------------------------------------------------------------------------

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


6.     Income Taxes

The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                 Three Months Ended            Six Months Ended
                                                      June 30,                      June 30,
                                             -------------------------    -----------------------
                                                 2000           1999          2000         1999
                                             ----------     ----------    ---------   -----------
Income tax provision at U.S. statutory rate   $    996       $(32,027)     $  1,707    $(34,857)
Change in valuation allowance .............         50          1,502            50      (2,481)
Foreign taxes at rates other than U.S.
   statutory rate .........................        168           (203)          168        (336)
State taxes (net of federal benefit) ......        ---            (31)          ---        (296)
U.S. Research and Experimentation Credits .        (50)           (80)          (50)       (160)
Benefit from foreign sales corporation ....        (75)           (40)         (150)        (80)
Non-deductible goodwill amortization ......        235          1,132           470       2,271
Other non-deductible ......................         31            ---            70         ---
                                              --------       --------      --------    --------

Income tax provision (benefit) ............   $  1,355       $(29,747)     $  2,265    $(35,939)
                                              ========       ========      ========    ========

The Company believes that it is more likely than not that the net deferred tax asset recorded at June 30, 2000 will be fully realized.

7. Income (Loss) from Continuing Operations per Common Share

   The following table sets forth the computation of income (loss) from continuing operations per share:

                                                                 Three Months Ended              Six Months Ended
                                                                      June 30,                       June 30,
                                                            ------------------------------    ------------------------
                                                                2000           1999            2000         1999
                                                                ----           ----            ----         ----
Numerator:
   Net income (loss) from continuing operations...........     $1,488        $(61,756)        $2,613      $(63,651)
Denominator:
   Denominator for basic income (loss) from
   continuing operations per share -weighted
   average shares.........................................     64,257          62,168         63,737        62,142
Effect of dilutive securities:
   stock options...........................................     2,789             ---          3,300           ---
                                                               ------          ------         ------        ------
Denominator for diluted income (loss) from
   continuing operations per share-
   adjusted weighted average shares and assumed
   conversions............................................     67,046          62,168         67,037        62,142
                                                               ======          ======         ======        ======

Income (loss) from continuing operations per
   weighted average common share..........................      $0.02          $(0.99)         $0.04        $(1.02)
                                                               ======          =======       =======       =======

Income (loss) from continuing operations per
   common share-assuming dilution.........................      $0.02          $(0.99)         $0.04        $(1.02)
                                                               ======         =======        =======       =======


--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)


8.     Restructuring

During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million related to a 27% reduction in the Company's global workforce. This headcount reduction resulted in the elimination of approximately 400 positions and impacted all functional areas of the Company. Approximately 50% or 200 of the positions impacted were directly associated with the consolidation of the Company's Vancouver manufacturing operations to its Quincy, Illinois facility. Severance and outplacement services of approximately $8.3 million related to the staff reduction were paid before June 30, 2000. During the three and six month periods ended June 30, 2000, the Company expensed approximately $60,000 for retention performance bonuses related to the third quarter 1999 restructuring, which were earned by employees in 2000. Additionally, during the three and six month periods ended June 30, 2000, the Company reversed approximately $190,000 and $210,000, respectively, of accrued severance benefits related to this reduction of the Company's workforce.

Additionally, the Company recorded a pre-tax charge in the third quarter of 1999 of approximately $670,000, of which approximately $250,000 was paid through the second quarter 2000, for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. The consolidation and exit process was completed for all the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which was completed in the first quarter 2000. Further, during the three and six month periods ended June 30, 2000, the Company reversed approximately $120,000 and $630,000, respectively, of accrued lease termination costs and asset impairment charges related to the third quarter 1999 restructuring. This reversal was due to: (i) assets previously determined as excess being utilized at the Quincy manufacturing facility, (ii) greater than anticipated proceeds from the disposal of assets in the Vancouver facility and
(iii) change in the estimated timing of the exit of the leased portion of the Vancouver facility.

Further, during the three and six month periods ended June 30, 2000, the Company recorded charges to selling, general and administrative expenses for changes in estimates for prior restructurings related to employee termination benefits and asset impairment charges totaling $10,000 and $20,000, respectively.

During the three and six months ended June 30, 2000, the total pre-tax reversal for the third quarter 1999 restructuring was recorded as a reduction of approximately $160,000 and $410,000 to cost of sales, $30,000 and $180,000 to loss on sale of assets, $0 and $70,000 to selling, general and administrative expenses, and $130,000 and $120,000 to research and development expenses, respectively.

The reserve balance for the third quarter 1999 restructuring was approximately $870,000 at June 30, 2000. Additionally, the Company has remaining reserves from first quarter 1999 restructuring totaling approximately $10,000.

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


The following is a summary of activity for the six-month period ended June 30, 2000 for the 1999 restructuring reserves.

                                                                               Lease
                                                Severance and            Cancellation and
                                                   Benefits              Other Exit Costs               Total
                                              -------------------      ---------------------     -----------------
Balance at December 31, 1999...........              $6,510                   $1,750                    $8,260
Expense accrued........................                  60                      ---                        60
Charges................................              (5,540)                  (1,080)                   (6,620)
Change in estimate.....................                (190)                    (630)                     (820)
                                                      -----                   ------                    ------
Balance at June 30, 2000...............                $840                   $   40                      $880
                                                      =====                   ======                    ======

9. Segment Reporting

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including wireless messaging, voice processing and mobile data systems. Glenayre has two principal product segments: Wireless Messaging and Enhanced Services Platform.

Prior to 2000, the support functions related to the Company's two product segments functioned as stand alone operating units and the Company evaluated performance and allocated resources based on income from continuing operations before income taxes, interest income (expense) and other (income) expense which included support costs. However, beginning in the first quarter 2000, these support functions which include research and development, customer service, administration and non-direct manufacturing costs are positioned so that they support both of the Company's product segments in order to improve financial results and capital utilization. Due to this change, the costs associated with these functions are no longer specific to one product segment. Therefore, the Company currently measures segment results only to the contribution margin level (sales less direct manufacturing costs) in conjunction with the Company's consolidated results of operations in measuring that segment's performance and allocating resources. This represents a change in the Company's segment reporting and the Company accordingly has restated its segment information where applicable to reflect this change.

Additionally, the Company previously included the Enhanced Services Platform trade receivables and inventories in the Wireless Messaging segment assets, as historically, no efficient and timely process existed to determine these amounts. However, for 2000, the Company has established processes to determine these amounts for Enhanced Services Platform and, therefore, is reporting these assets as a component of Enhanced Services Platform assets. Further, the Company previously reported its demand deposit money market cash in the Wireless Messaging segment assets. The Company believes this cash should be stated as a corporate asset as it is controlled, monitored, and allocated for business purposes by the corporate treasury function. Accordingly, the Company has restated its segment assets where applicable to reflect this change.


                                                 Three Months Ended                        Six Months Ended
                                                      June 30,                                 June 30,
                                         ------------------------------------      ----------------------------------
Segment net sales                               2000              1999                  2000              1999
-----------------                               ----              ----                  ----              ----
Wireless Messaging................            $27,747            $32,318               $58,237          $77,522
Enhanced Services Platform........             28,925             21,159                57,090           37,266
                                             --------           --------              --------         --------
Total..................................       $56,672            $53,477              $115,327         $114,788
                                             ========           ========              ========         ========

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

                                                  Three Months Ended                       Six Months Ended
                                                       June 30,                                June 30,
                                        -----------------------------------      ----------------------------------
                                                 2000             1999                  2000              1999
                                                 ----             ----                  ----              ----
                                                                (Restated)                            (Restated)
Wireless Messaging................             $19,260           $21,480              $38,438          $51,046
Enhanced Services Platform........              22,826            16,071               44,749           26,979
                                              --------          --------             --------         --------
   Total Contribution Margin......              42,086            37,551               83,187           78,025
Segment support costs.............             (34,181)          (44,084)             (67,940)         (82,774)
Corporate activities..............              (1,670)          (77,252)              (3,748)         (81,259)
Depreciation and amortization.....              (5,095)           (8,129)             (10,133)         (16,418)
(Loss) adjustment to loss on
   sale of business...............                 ---               ---                  524              ---
Interest income (expense), net....               1,703               907                2,981            3,295
(Loss) adjustment to loss on
   disposal of assets.............                 129              (535)                 303             (812)
Other income (expense)............                (129)               39                 (296)             353
                                              --------          --------             --------          --------
Income (loss) from continuing
   operations before income taxes..             $2,843          $(91,503)              $4,878         $(99,590)
                                              ========          ========             ========         ========

                                                June 30,                   March 31,             December 31,
                                                  2000                       2000                       1999
                                          ----------------------      --------------------       --------------------
                                                                          (Restated)                 (Restated)
Segment Assets
---------------
Wireless Messaging................              $219,493                   $213,816                   $232,295
Enhanced Services Platform........                56,216                     62,032                     57,457
Deferred Income Taxes.............                56,076                     57,176                     57,176
Corporate Assets..................                83,769                     80,808                     66,630
                                              ----------                 ----------                 ----------
Total.............................              $415,554                   $413,832                   $413,558
                                              ==========                 ==========                 ==========

10.      Subsequent Events

As part of the Company's strategy to expand into new markets for its Enhanced Services Platform business the Company, on June 30, 2000, entered into stock purchase agreements with Multi-Link Telecommunications, Inc. ("Multi-Link"), a Colorado corporation, and a shareholder, to acquire in the aggregate 264,439 shares of common stock for $2.1 million representing approximately 6.5% ownership in Multi-Link. The Company also acquired warrants to purchase 100,000 shares of Multi-Link common stock. The transaction closed in July 2000. Accordingly, the Company will record the purchase as an investment in available-for-sale securities in the third quarter 2000. Additionally, on June 30, 2000, the Company and Multi-Link entered into a volume purchase agreement where Multi-Link has agreed to purchase from the Company not less than $2.5 million of equipment over the next three years. The volume purchase agreement also provides that the Company would be Multi-Link's exclusive provider of voice messaging equipment.
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advance messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are deployed in cellular, PCS, wireless, data, paging and IP networks.

The Company signed an agreement dated as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX"). MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations. MUX has expanded the scope of its business to include point-to-multi-point products, a greater international presence and a focus on new market segments. In connection with these changes in strategy, MUX has filed a Registration Statement with the Securities and Exchange Commission for an initial public offering. In the event that MUX completes its initial public offering, the Company would be eligible to begin selling its shares of MUX beginning 90 days after the completion of the initial public offering.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                         June 30,
                                                            --------------------------     -------------------------
                                                               2000           1999           2000           1999
                                                            -----------     ----------     ----------     ----------
Net sales.................................................      100.0%       100.0%          100.0%        100.0%
Cost of sales.............................................       40.4         63.4            43.7          58.4
                                                                -----         ----          ------          ----
    Gross profit .........................................       59.6         36.6            56.3          41.6
Operating expenses:
    Selling, general and administrative...................       31.2         37.3            30.0          34.4
    Provision for doubtful receivables....................        1.0        121.3               *          56.8
    Research and development..............................       16.8         19.6            15.9          18.3
    Depreciation and amortization.........................        9.0         15.2             8.8          14.3
    Unrealized loss on subordinated notes.................        ---         15.1             ---           7.0
    Adjustment to loss on sale of business................        ---          ---               *           ---
                                                                -----       ------          ------        ------
        Total operating expenses..........................       57.6        208.5            54.7         130.8
                                                                -----        -----          ------        ------
Income (loss) from operations ............................        2.0       (171.9)            1.6         (89.2)
Interest, net.............................................        3.0          1.7             2.6           2.9
Gain (loss) on disposal of assets.........................          *         (1.0)              *          (1.0)
Other, net................................................          *            *               *             *
                                                                -----        -----          ------        ------
Income (loss) from continuing operations before
    income taxes..........................................        4.6       (171.1)            4.2         (86.8)
Provision (benefit) for income taxes......................        2.3        (55.6)            2.0         (31.3)
                                                                -----       ------         -------         -----
Income (loss) from continuing operations..................        2.6%      (114.7)%           2.3%        (54.8)%
                                                                =====       ======         =======        ======

----------------
* less than 0.5%
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

The following table sets forth for the periods indicated net sales represented by the Company's product marketing segments:

                                                            Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                       ------------------------------    --------------------------
                                                           2000             1999           2000           1999
                                                       -------------     ------------    ---------     ------------
(in thousands)

Wireless Messaging Products .......................       $27,747           $32,318        $58,237       $77,522
Enhanced Services Platform Products................        28,925            21,159         57,090        37,266
                                                          -------           -------       --------      --------
                                                          $56,672           $53,477       $115,327      $114,788
                                                          =======           =======       ========      ========
(percentage of net sales)

Wireless Messaging Products........................            49%               60%            50%           68%
Enhanced Services Platform Products................            51                40             50            32
                                                             ----               ----          ----          ----
                                                              100%              100%           100%          100%
                                                             ====               ====          ====          ====

Three-Month and Six-Month Periods Ended June 30, 2000 and 1999

Net Sales. Net sales for the three months ended June 30, 2000 increased 6% to $56.7 million as compared to $53.5 million for the three months ended June 30, 1999. Net sales were $115.3 million and $114.8 million for the six months ended June 30, 2000 and 1999, respectively. International sales (sales outside the United States) were approximately $25 million for the three months ended June 30, 2000 as compared to approximately $27 million for the three months ended June 30, 1999 and accounted for 45% and 50% of net sales for the three months ended 2000 and 1999, respectively. International sales were approximately $49 million for the six months ended June 30, 2000 as compared to approximately $54 million for the six months ended June 30, 1999 and accounted for 42% and 47% of net sales for the six months ended June 30, 2000 and 1999, respectively.

The increase in net sales for the three-month and six-month periods ended June 30, 2000 as compared to those same periods in 1999 resulted from a continued robust market demand in North America for the Company's enhanced services platform MVP(TM) product offset partially by a decline in net sales of the Company's traditional paging infrastructure market which the Company believes has stabilized at a level comparable to the third quarter 1999. However, the Company believes that the wireless messaging market driven by the two-way wireless internet and enhanced services platform market, driven by a robust growth in core customer base, will both yield sales growth in 2000. These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-Q. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

There was no one single customer who accounted for 10% of net sales for the three-month and six-month periods ended June 30, 1999 and 2000.

Gross Profit. Gross profit margins were 60% and 37% for three-month periods ended June 30, 2000 and 1999, respectively. Gross profit margins were 56% and 42% for the six-month periods ended June 30, 2000 and 1999, respectively. The increase in margin percentages for the 2000 periods is primarily due to (i) higher sales of enhanced services platform product which yield higher gross margins, (ii) cost savings associated with the consolidation of the Company's manufacturing facilities to Quincy, Illinois, (iii) charges incurred in the second quarter 1999 for a bankruptcy filing of a customer for which certain inventory parts had been purchased, (iv) additional slow moving inventory reserves recorded in the second quarter 1999 as a result of lower forecast for 1999 revenues related to paging infrastructure, (v) decrease in international project risk accruals due to actual costs of satisfying both contractual and
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

statutory requirements being less than previously expected, (vi) decreases in warranty reserves in second quarter 2000 for changes in estimated costs or completion of projects originally requiring the warranty provision and (vii) the reduction of slow moving inventory reserves due to changing market conditions and a focus on the two way wireless internet resulting in higher utilization of paging infrastructure inventory. These decreases are offset partially by a charge incurred in the second quarter 2000 to revalue the Company's wireless messaging device inventory to market as a result of technological advances in the device market. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $17.7 million and $19.9 million for the three-month periods ended June 30, 2000 and 1999, respectively and $34.6 million and $39.4 million for the six-month periods ended June 30, 2000 and 1999, respectively. The decreases in the 2000 periods are primarily attributable to lower employee related expenses including salaries and wages, fringe benefits and travel as well as lower facility lease expense due to the first and third quarter 1999 restructurings. This decrease is partially offset by higher employee incentive bonus expenses accrued as a result of meeting certain incentive plan targets and higher sales commissions expense due to an increase in orders booked in 2000.

Provision for Doubtful Receivables. The provision for doubtful receivables was $342,000 and $511,000 for the three-month and six-month periods ended June 30, 2000 compared to $65 million for the three-month and six-month periods ended June 30, 1999, respectively. Prior to the second quarter 1999, the Company's bad debt write offs had not been significant. However, the risk inherent in the Company's portfolio of receivables increased due to financial difficulties, including bankruptcy, being experienced by several of the Company's customers in the second quarter 1999, coupled with pressure by customers for extended payment terms. Accordingly, significant increases in the Company's allowances for doubtful accounts were recognized. (See (i) Financial Condition and Liquidity-Liquidity and Capital Resources and (ii) Note 3 to the Condensed Consolidated Financial Statements).

Research and Development Expense. Research and development expenses were $9.5 million and $10.5 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $18.3 million and $21.0 million for the six-month periods ended June 30, 2000 and 1999, respectively. The decreases in the 2000 periods are primarily attributable to a reduction in employee related expenses including salaries and wages, fringe benefits and hiring due to the third quarter 1999 restructuring, partially offset by higher employee incentive bonus expenses accrued as a result of meeting certain incentive plan targets in 2000. The Company relies on its research and development programs for new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

Depreciation and Amortization Expense. Depreciation and amortization expense was $5.1 million and $8.1 million for the three-month periods ended June 30, 2000 and 1999, respectively, and $10.1 million and $16.4 million for the six-month periods ended June 30, 2000 and 1999, respectively. The decreases in expenses for the three-month and six-month periods are a result of (i) the write-off of goodwill related to the 1997 acquisition of Wireless Access, Inc. ("WAI") and other fixed and intangible assets in the third quarter 1999, (ii) lower capital expenditures and (iii) disposal of capital assets related to the 1999 restructurings.

Unrealized loss on subordinated notes. In May 1998, as part of an overall financing program with the customer, the Company purchased $11.7 million in 9% convertible subordinated senior notes ("subordinated notes") from Conxus Communications, Inc. ("Conxus") which are included in Other Assets as an available-for-sale debt security. Based on the weak financial condition of Conxus, the
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Company recorded other than temporary unrealized losses on the subordinated notes in its results of operations for second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. On May 18, 1999, Conxus filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Delaware. As a result, the Company included in its results of operations a further write down of $8.1 million to reflect the expected amount to be realized of $2.2 million upon the conclusion of the bankruptcy proceedings.

Adjustment to Loss on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During the fourth quarter 1999 and the first quarter 2000, the Company reversed approximately $550,000 and $520,000, respectively of expenses previously included in the $7.9 million loss on sale of the Company's network management business. These credit adjustments were primarily related to specific transition costs in the sale agreement and facility closing costs, which will not be incurred by the Company.

Interest Income, Net. Interest income, net was $1.7 million and $900,000 for the three-month periods ended June 30, 2000 and 1999, respectively and $3.0 million and $3.3 million for the six-month periods ended June 30, 2000 and 1999, respectively. Interest earned for the three months ended June 30, 2000 was higher due to an increase in cash and cash equivalents generating higher investment interest income, offset partially by interest income only being recorded as received for certain notes where customers have experienced financial difficulties. Interest earned for the six months ended June 30, 2000 is lower due to interest income being recorded only as received on certain notes receivables where customers have experienced financial difficulties, offset partially by an increase in cash and cash equivalents. The Company expects that the level of interest income, net in 2000 will vary in accordance with the level of secured debt financing and the level of cash and cash equivalents available for investment.

Provision for Income Taxes. The effective tax rates for the three-month and six-month periods ended June 30, 2000 and 1999 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) the change in the valuation allowance, (ii) nondeductible goodwill amortization,
(iii) higher tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 2000 compared to 1999 is primarily the result of the change in the valuation allowance as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109.

Financial Condition and Liquidity

Liquidity and Capital Resources. At June 30, 2000 the Company had cash and cash equivalents and restricted cash totaling $104 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire during 2000. At June 30, 2000, Glenayre's principal source of liquidity is $95 million of cash and cash equivalents. The Company is currently pursuing a new credit facility which is expected to be used primarily to collateralize the Company's letters of credit which are currently restricting $9 million of the Company's cash and cash equivalents.

Approximately $3 million of trade accounts and interest receivables and $36 million or 64% of the gross notes receivable balance of $57 million as of June 30, 2000 was due from Conxus Communications, Inc. ("Conxus"), which was engaged in the buildout of a major narrowband personal communications services
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

network in the advanced voice and text paging market. In August 1999, Conxus converted its bankruptcy to liquidation under Chapter 7 with the United States Bankruptcy Court for the District of Delaware. The Company expects that substantially all of the receivables from Conxus will not be collected and as a result recorded additional bad debt reserves to fully reserve receivables from Conxus of approximately $38 million as of June 30, 1999. The Company also holds $9.5 million in subordinated notes from Conxus, which were fully reserved, as no additional amounts are expected to be collected.

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

Inventories decreased at June 30, 2000 compared to December 31, 1999 due to an adjustment based on current technological advances, to value a portion of the Company's wireless messaging inventory to market and an increase in inventories at 1999 year end for potential operating inefficiencies from the manufacturing consolidation process and actual inefficiencies obtained as a result of the manufacturing consolidation process during 2000. This decrease is being partially offset by the reduction in the second quarter 2000 of slow moving inventory reserves as a result of changing market conditions which are focused on the two-way wireless internet.

Accrued expenses at June 30, 2000 decreased from year-end 1999 primarily due to reductions in (i) restructuring reserves, (ii) reserves for sale of the network management business, (iii) salaries and other payroll accruals due to timing differences, (iv) reserves for wireless messaging rework, (v) customer deposits,
(vi) warranty reserves, (vii) international long-term projects and (viii) income taxes payable offset by an increase in deferred revenue in employee incentive plan accruals.

As of June 30, 2000, the Company had restructuring reserves of $880,000 related to the 1999 restructurings. See Note 8 to the Company's Condensed Consolidated Financial Statements. As a result of these charges, subsequent to June 30, 2000, the Company expects to make cash payments from operating cash flows for employee termination and lease exit costs of approximately $880,000 over the next two years.

The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government, and repurchase agreements backed by U.S. Government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market may require customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. In general, since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. As of June 30, 2000, the Company has a prior financing commitment to one customer for paging infrastructure and voicemail products of up to $30 million. This commitment has been in place since March 21, 1997 and expires on December 31, 2000. There have been no amounts outstanding under this financing arrangement since June 30, 1999. During the term of the commitment, the largest amount
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

borrowed by the customer was approximately $23 million as of December 31, 1997. The Company cannot currently predict the extent to which this commitment will be utilized because the customer may be able to obtain more favorable terms using traditional financing sources. From time to time, the Company has also arranged for third-party investors to assume a portion of its commitments. As a general policy since June 30, 1999, the Company no longer guarantees customer financing arrangements with third parties. The Company's maximum exposure from third-party guarantees issued prior to June 30, 1999 is approximately $400,000 as of June 30, 2000 versus the largest amount of approximately $4 million at September 30, 1997. These financing arrangements are secured by equipment sold by Glenayre. The majority of these commitments expire on or before February 28, 2001.

During 1997, the Company began the construction of an 110,000 square foot expansion of its Vancouver facility to be used primarily for research and development and service. However, during the first quarter 1999, the Company halted the construction in progress on the facility and revised plans to complete only a parking facility and a 16,000 square foot first level at a total cost of approximately $12 million, substantially all of which was paid as of December 31, 1999. The Company is currently exploring opportunities that will satisfy the requirements for its Vancouver operations.

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

As of June 30, 2000, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $33 million related to the 1997 acquisitions of Open Development Corporation and WAI. However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 2000 or future periods.

The Company has recorded a deferred tax asset of $56 million, net of a valuation allowance of $15 million, at June 30, 2000, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

Impact of Recently Issued Accounting Standards. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this new Statement will have a significant effect on earnings or the financial position of the Company.
--------------------------------------------------------------------------------

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

The Company is subject to market risk arising from adverse changes in interest rates and foreign currency exchange rates. The Company's investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company's results of operations. Additionally, the competitive telecommunications market has historically often required customer financing commitments. These commitments may be in the forms of guarantees, secured debt or lease financing and are subject to fair market value adjustments based on prevailing market interest rates. The Company does not believe that future exposure to adjustments in interest rates related to its prior commitment to one customer for financing will have a material impact on the Company's results of operations. Although a substantial portion of the Company's annual sales are negotiated in United States dollars, certain contracts in the normal course of business are negotiated in a foreign currency. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. Due to the limited amount of such hedging transactions, management believes that fluctuations in currency exchange rates will not have a material adverse effect on the Company's results of operations. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                            Part II-OTHER INFORMATION

ITEMS 1 through 3 are inapplicable and have been omitted.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders held on May 11, 2000, the following matters were submitted to a vote of the stockholders of the Company.

        The results of the voting were as follows:

       (i) The election of four directors each to serve a three-year term expiring 2003:

Nominees                       Shares Voted in Favor             Shares Withheld
--------                       ---------------------             ---------------
Clarke H. Bailey               56,338,707                        3,360,065
Donald S. Bates                56,339,232                        3,359,540
Peter W. Gilson                56,338,880                        3,359,892
Thomas C. Israel               56,339,155                        3,359,617

         (ii) The amendment to the Company's 1996 Incentive Stock Plan was approved by a vote of 49,921,146 in favor and 9,656,082 against, with 121,544 abstaining. There were no broker non-votes.

         (iii) The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 59,483,364 in favor, 109,915 against and 105,493 abstaining.

ITEM 5 is inapplicable and has been omitted.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 10.1    Employment Agreement dated June 18, 1999 between
                                the Company and Eric L. Doggett incorporated herein
                                by reference to Exhibit 10.3 to the Registrant's
                                Quarterly Report on Form 10-Q for the quarter ended
                                June 30, 1999. On April 27, 2000, the Registrant and
                                Bert Klein entered into an Employment Agreement in
                                connection with his employment as Senior Vice
                                President and Chief Financial Officer that is
                                substantially identical in all material respects to
                                the Employment Agreement dated June 18, 1999 with
                                Eric L. Doggett except as to title, amount of base
                                salary, rate of bonus participation and number of
                                shares subject to stock options.

                Exhibit 15 Letter regarding unaudited interim financial information.

                Exhibit 27      Financial Data Schedule. (Filed in
                                electronic format only.) Pursuant to Rule
                                402 of Regulation S-T, this schedule shall not be deemed filed for purposes of Section
                                11 of the Securities Act of 1933 or Section
                                18 of the Securities Exchange Act of 1934.)

                Exhibit 99      Cautionary statement under safe harbor provisions of
                                the Private Securities Litigation Reform Act of 1995.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

           (b)   Reports on Form 8-K

                 During the three months ended June 30, 2000, the Company filed a Current Report on Form 8-K dated June 2, 2000. Under Item 5, the Company reported that it was amending its Preferred Shares Right Agreement which was filed as Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A, File No. 0-15761. This amendment permits the Company's largest investor, The State of Wisconsin Investment Board, to increase its holdings up to 20 percent of Glenayre's outstanding shares of common stock.
--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Glenayre Technologies, Inc.
                                  --------------------------------------
                                              (Registrant)




                                  /s/ Bert C. Klein
                                  ----------------------------------------
                                  Bert C. Klein
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)


Date:  July 27, 2000