Form 10-Q
period 2000-09-30
GLENAYRE TECHNOLOGIES INC
filed 2000-10-27
CIK 808918

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               --------------------------

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from             to
                                             ------------   ---------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
  -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                   DELAWARE                              98-0085742
       -----------------------------------        --------------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

  5935 CARNEGIE BLVD., SUITE 300, CHARLOTTE, NORTH CAROLINA         28209
  ------------------------------------------------------------    ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at October 23, 2000 was 64,887,016 shares.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------



                                      INDEX


Part I - Financial Information:

         Item 1. Financial Statements

                                                                                                 Page
                                                                                                 ----

                 Independent Accountants' Review Report.........................................    3

                 Condensed Consolidated Balance Sheets as of
                         September 30, 2000 (Unaudited) and December 31, 1999...................    4

                 Condensed Consolidated Statements of Operations for the
                         three months ended September 30, 2000 and 1999 (Unaudited).............    5

                 Condensed Consolidated Statements of Operations for the
                         nine months ended September 30, 2000 and 1999 (Unaudited)..............    6

                 Condensed Consolidated Statement of Stockholders' Equity
                         for the nine months ended September 30, 2000 (Unaudited)...............    7

                 Condensed Consolidated Statements of Cash Flows for the
                         nine months ended September 30, 2000 and 1999 (Unaudited)..............    8

                 Notes to Condensed Consolidated Financial Statements (Unaudited)...............    9

         Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations....................................   17

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.....................   24


Part II - Other Information:

         Item 6. Exhibits and Reports on Forms 8-K..............................................   25

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


                                                               Ernst & Young LLP

Charlotte, North Carolina
October 16, 2000

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                       September 30, 2000      December 31, 1999
                                                                       ------------------      -----------------
                                                                           (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents......................................         $88,471                  $73,513
    Restricted cash................................................          16,835                   10,355
    Accounts receivable, net.......................................          97,430                   88,736
    Notes receivable...............................................           1,919                    7,083
    Inventories....................................................          29,733                   28,130
    Deferred income taxes..........................................          18,803                   16,668
    Prepaid expenses and other current assets......................           5,142                    4,249
                                                                           --------                 --------
         Total current assets......................................         258,333                  228,734
Notes receivable, net..............................................           4,370                    4,707
Property, plant and equipment, net.................................          83,490                   88,654
Goodwill...........................................................          45,983                   47,999
Deferred income taxes..............................................          35,646                   40,507
Other assets.......................................................          25,968                    2,957
                                                                           --------                 --------
TOTAL ASSETS.......................................................        $453,790                 $413,558
                                                                           ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable...............................................         $21,401                  $18,073
    Accrued liabilities............................................          38,933                   52,534
    Other current liabilities......................................              70                       92
                                                                           --------                 --------
         Total current liabilities.................................          60,404                   70,699
Other liabilities..................................................           7,355                    7,381
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding.................             ---                      ---
    Common stock, $.02 par value; authorized: 200,000,000
      shares; outstanding: September 30, 2000 - 64,439,812
      shares; December 31, 1999 - 62,430,153 shares................           1,288                    1,248
    Contributed capital............................................         359,162                  345,097
    Retained earnings (deficit)....................................           5,186                  (10,867)
    Accumulated other comprehensive income.........................          20,395                      ---
                                                                           --------                 --------
         Total stockholders' equity................................         386,031                  335,478
                                                                           --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................        $453,790                 $413,558
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

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                      ------------------------------------------------
                                                                               2000                      1999
                                                                       ---------------------     ---------------------
NET SALES..........................................................          $68,647                    $61,274
                                                                             -------                    -------
COSTS AND EXPENSES:
      Cost of sales................................................           31,934                     36,504
      Selling, general and administrative expense..................           17,437                     21,595
      Provision for doubtful receivables...........................              909                      2,891
      Research and development expense.............................           10,740                     10,347
      Depreciation and amortization expense........................            5,045                      7,927
      Write-off of goodwill and other intangibles..................              ---                     50,919
                                                                             -------                    -------
            Total Costs and Expenses...............................           66,065                    130,183
                                                                             -------                    -------
INCOME (LOSS) FROM OPERATIONS......................................            2,582                    (68,909)
                                                                             -------                    -------

OTHER INCOME (EXPENSES):
      Interest income..............................................            1,684                        885
      Interest expense.............................................              (24)                       (14)
      Gain (Loss) on disposal of assets............................               75                     (2,862)
      Escrow Settlement............................................           10,857                        ---
      Other, net...................................................             (114)                      (381)
                                                                             -------                    -------
             Total Other Income (Expenses), net....................           12,478                     (2,372)
                                                                             -------                    -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES..........................................           15,060                    (71,281)
PROVISION (BENEFIT) FOR INCOME TAXES...............................            1,620                     (9,283)
                                                                             -------                    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................           13,440                    (61,998)
INCOME FROM DISCONTINUED OPERATIONS (net of
      income tax) .................................................              ---                      1,266
                                                                             -------                    -------
NET INCOME (LOSS)..................................................          $13,440                   $(60,732)
                                                                             =======                   =========

NET  INCOME (LOSS) PER WEIGHTED AVERAGE
      COMMON SHARE:
      Continuing Operations........................................            $0.21                     $(1.00)
      Discontinued Operations......................................              ---                       0.02
                                                                               -----                    -------
                                                                               $0.21                    $(0.98)
                                                                               =====                    =======
NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations........................................            $0.20                     $(1.00)
      Discontinued Operations......................................              ---                       0.02
                                                                               -----                    -------
                                                                               $0.20                     $(0.98)
                                                                               =====                    =======


            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars and shares in thousands)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                      ------------------------------------------------
                                                                               2000                      1999
                                                                       ---------------------     ---------------------
NET SALES..........................................................           $183,974                  $176,062
                                                                              --------                  --------
COSTS AND EXPENSES:
      Cost of sales................................................             82,344                   103,545
      Selling, general and administrative expense..................             52,049                    61,035
      Provision for doubtful receivables...........................              1,420                    68,135
      Research and development expense.............................             29,035                    31,318
      Depreciation and amortization expense........................             15,178                    24,345
      Write-off of goodwill and other intangibles..................                ---                    50,919
      Unrealized loss on subordinated notes........................                ---                     8,100
      Adjustment to loss on sale of business.......................               (524)                      ---
                                                                              --------                  --------
            Total Costs and Expenses...............................            179,502                   347,397
                                                                              --------                  --------
INCOME (LOSS) FROM OPERATIONS......................................              4,472                  (171,335)
                                                                              --------                  --------

OTHER INCOME (EXPENSES):
      Interest income..............................................              4,694                     4,446
      Interest expense.............................................                (53)                     (280)
      Gain (Loss) on disposal of assets............................                378                    (3,674)
      Escrow Settlement............................................             10,857                       ---
      Other, net...................................................               (410)                      (28)
                                                                              --------                  --------
             Total Other Income (Expenses), net....................             15,466                       464
                                                                              --------                  --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES..........................................             19,938                  (170,871)
PROVISION (BENEFIT) FOR INCOME TAXES...............................              3,885                   (45,222)
                                                                              --------                  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........................             16,053                  (125,649)
INCOME FROM DISCONTINUED OPERATIONS (net of
      income tax) .................................................                ---                     1,979
                                                                               -------                 ---------
NET INCOME (LOSS)..................................................            $16,053                 $(123,670)
                                                                               =======                 =========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
      COMMON SHARE:
      Continuing Operations........................................              $0.25                    $(2.02)
      Discontinued Operations......................................                ---                      0.03
                                                                                 -----                    -------
                                                                                 $0.25                    $(1.99)
                                                                                 =====                    ======
NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations........................................              $0.24                    $(2.02)
      Discontinued Operations......................................                ---                      0.03
                                                                                 -----                    ------
                                                                                 $0.24                    $(1.99)
                                                                                 =====                    ======

            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
------------------------------------------------------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)

                                                                                                    Accumulated
                                         Common Stock                              Retained            Other               Total
                                     ----------------------     Contributed        Earnings        Comprehensive       Stockholders'
                                      Shares        Amount        Capital          (deficit)          Income              Equity
                                     --------     ---------    -------------    --------------    ---------------     --------------
Balances, December 31, 1999........  62,430        $1,248        $345,097          $(10,867)              $ ---           $335,478

Net Income.........................                                                  16,053                                 16,053

Other Comprehensive Income:
   Unrealized gain on securities
   available for sale, net of tax..                                                                      20,395             20,395
                                                                                                                          --------
Comprehensive Income...............                                                                                         36,448

Stock options exercised............   2,010            40          14,065                                                   14,105
                                     ------        ------        --------            ------             -------           --------

Balances, September 30, 2000.......  64,440        $1,288        $359,162            $5,186             $20,395           $386,031
                                     ======        ======        ========            ======             =======           ========


            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (tabular amounts in thousands of dollars)
                                   (unaudited)

                                                                               Nine Months Ended September 30,
                                                                          -------------------------------------------
                                                                                 2000                    1999
                                                                          -------------------      ------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .............................          $12,390                 $23,612
                                                                                --------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment.......................           (9,103)                 (9,544)
      Proceeds from sale of equipment..................................              249                      68
      Investments in available-for-sale securities.....................           (2,650)                    ---
                                                                                --------                 -------
            Net cash used in investing activities......................          (11,504)                 (9,476)
                                                                                --------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities.....................................              (33)                   (115)
      Issuance of common stock.........................................           14,105                     262
                                                                                --------                 -------
            Net cash provided by financing activities..................           14,072                     147
                                                                                --------                 -------

NET INCREASE IN CASH AND CASH EQUIVALENTS..............................           14,958                  14,283
CASH AND CASH EQUIVALENTS AT BEGINNING
       OF PERIOD.......................................................           73,513                  12,283
                                                                                --------                 -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................          $88,471                 $26,566
                                                                                ========                 =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
Cash paid during the period for:
       Interest........................................................              $49                    $286
       Income taxes....................................................           $2,180                  $3,013


            See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

1.    Discontinued Operations

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for the three-month and nine-month periods ended September 30, 1999 presented in the condensed consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments and up to October 31, 2000 for certain key employee severance benefits should the buyer not offer such key MUX employees a similar position with substantially the same or greater responsibilities and the same or greater compensation. The maximum contingent liability as of September 30, 2000 for these obligations is approximately $3.9 million.

2.    Restricted Cash

Restricted cash at September 30, 2000 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year.

3.    Accounts and Notes Receivables

Accounts receivable consist of:

                                                       September 30,           December 31,
                                                            2000                   1999
                                                     -------------------    -------------------
Trade receivables............................              $112,536               $104,206
Retainage receivables........................                   564                    319
Other........................................                 1,667                  1,883
                                                           --------              ---------
                                                            114,767                106,408
Less: allowance for doubtful accounts........               (17,337)               (17,672)
                                                           --------              ---------
                                                            $97,430                $88,736
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


Trade receivables at September 30, 2000 and December 31, 1999 included unbilled costs and estimated earnings under contracts in the amount of approximately $20 million and $25 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable consist of:

                                                       September 30,           December 31,
                                                            2000                   1999
                                                     -------------------    -------------------
Current..........................................            $1,919                 $7,083
Non-current......................................            13,218                 57,724
                                                            -------               --------
                                                             15,137                 64,807
Less: reserves...................................            (8,848)               (53,017)
                                                            -------               --------
                                                             $6,289                $11,790
                                                            =======               ========

The Company's notes receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments or (iv) experienced a deterioration in financial condition. During the third quarter 2000, the Company determined that nearly all of these impaired notes would not be collected and wrote off $43 million of the impaired balances. The remaining amounts owed on impaired notes from customers totaled approximately $9 million at September 30, 2000 and $62 million at December 31, 1999. The average amount of impaired notes during the three-month and nine-month periods ended September 30, 2000 was approximately $43 million and $53 million, respectively. The reserve on these notes was approximately $9 million at September 30, 2000 and $53 million at December 31, 1999. During the three-month and nine-month periods ended September 30, 2000 there were additions to the reserves of approximately $1 million and $2 million, respectively, and write-offs of approximately $43 million and $44 million, respectively. Additionally, during the third quarter of 2000, the Company had recoveries on impaired notes totaling $2 million. Interest receivable from these notes of approximately $2.3 million was fully reserved as of September 30, 2000 and December 31, 1999. Subsequent to September 30, 1999, interest income on these notes is recognized only as cash is received. Interest income recorded on these notes was $63,000 and $184,000 during the three-month and nine-month periods ended September 30, 2000, respectively.

4.    Inventories

                                                       September 30,           December 31,
Inventories consist of:                                     2000                   1999
                                                     -------------------    -------------------
Raw materials..............................                 $18,653                $14,742
Work-in-process............................                   9,658                  8,452
Finished goods.............................                   1,422                  4,936
                                                           --------              ---------
                                                            $29,733                $28,130
                                                           ========              =========

5.    Goodwill

Goodwill is shown net of accumulated amortization of $21 million and $19 million at September 30, 2000 and December 31, 1999, respectively.

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

During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and products specifications. In February 1999, the Company made an indemnity claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In January 2000, the representative of the former shareholders of WAI filed an answering statement to this claim denying the allegations of the Company and asserting that the former shareholders of WAI were entitled to all funds accumulated in escrow. In August of 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's condensed statements of operations for both the three-month and nine-month periods ended September 30, 2000. Additionally, the settlement agreement releases all claims by both parties to the Agreement.

6.     Other Assets

Included in Other Assets is the Company's remaining investment in MUX (See Note 1.) During the third quarter of 2000, MUX successfully completed its initial public offering. As of September 30, 2000 the market value of the Company's remaining interest in MUX has appreciated. Accordingly, in the third quarter 2000, the Company recorded an unrealized holding gain, of $20.3 million, net of tax of $11.0 million, on this available-for-sale security.

On June 30, 2000 as part of the Company's strategy to expand into new markets for its Enhanced Services Platform business the Company entered into a stock purchase agreement with Multi-Link Telecommunications, Inc. ("Multi-Link"), a Colorado corporation, and a shareholder, to acquire in the aggregate 264,439 shares of common stock for $2.1 million representing approximately 6.5% ownership in Multi-Link. The Company also acquired warrants to purchase 100,000 shares of Multi-Link common stock. The Company recorded the purchase, which occurred on July 3, 2000, as an investment in available-for-sale securities.

7.     Income Taxes

The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                    September 30,
                                                      ------------------------------    ------------------------------
                                                          2000              1999            2000              1999
                                                      ------------     -------------    ------------     -------------
Income tax provision at U.S. statutory rate....          $5,271          $(24,948)         $ 6,978         $(59,805)
Change in valuation allowance..................              50               ---              100           (2,481)
Foreign taxes at rates other than U.S.
   statutory rate..............................              90               (70)             258             (406)
State taxes (net of federal benefit)...........             ---               (77)             ---             (373)
U.S. Research and Experimentation Credit.......             (50)              (80)            (100)            (240)
Benefit from foreign sales corporation.........             ---               (40)            (150)            (120)
Non-deductible goodwill amortization...........             235            15,897              705           18,083
Acquired subsidiary purchase price
   adjustment resulting from escrow
   settlement..................................          (4,010)              ---           (4,010)             ---
Other non-deductible...........................              34                35              104              120
                                                       --------          --------         --------        ---------
Income tax provision (benefit).................         $ 1,620           $(9,283)         $ 3,885         $(45,222)
                                                       ========          ========         ========        =========

The Company believes that it is more likely than not that the net deferred tax asset recorded at September 30, 2000 will be fully realized.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

8.     Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                  September 30,
                                                            --------------------------    ----------------------------
                                                               2000           1999           2000            1999
                                                            ------------    ----------    -----------     ------------
Numerator:
   Net income (loss) from continuing operations...........     $13,440     $(61,998)        $16,053      $(125,649)
Denominator:
   Denominator for basic income (loss) from
   continuing operations per share -
   weighted average shares................................      64,424       62,196          63,979         62,160
Effect of dilutive securities:
   stock options..........................................       2,660          ---           3,111            ---
                                                              --------     --------         -------       --------
Denominator for diluted income (loss) from continuing
operations per share- adjusted weighted average shares
and assumed conversions...................................      67,084       62,196          67,090         62,160
                                                                ======       ======          ======         ======

Income (loss) from continuing operations
   per weighted average common share......................       $0.21       $(1.00)          $0.25         $(2.02)
                                                                 =====       ======           =====         ======

Income (loss) from continuing operations
   per common share-assuming dilution.....................       $0.20       $(1.00)          $0.24         $(2.02)
                                                                 =====       ======           =====         ======

9.     Restructuring

During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million related to a 27% reduction in the Company's global workforce. This headcount reduction resulted in the elimination of approximately 400 positions and impacted all functional areas of the Company. Approximately 50% or 200 of the positions impacted were directly associated with the consolidation of the Company's Vancouver manufacturing operations to its Quincy, Illinois facility. Severance and outplacement services of approximately $8.8 million related to the staff reduction were paid before September 30, 2000. During the nine-month period ended September 30, 2000, the Company expensed approximately $60,000 for retention performance bonuses related to the third quarter 1999 restructuring, which were earned by employees in 2000. Additionally, during the three-month and nine-month periods ended September 30, 2000, the Company reversed approximately $10,000 and $220,000, respectively, of accrued severance benefits related to this reduction of the Company's workforce.

Additionally, the Company recorded a pre-tax charge in the third quarter of 1999 of approximately $670,000, of which approximately $270,000 was paid through the third quarter 2000, for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. The consolidation and exit process was completed for all the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which was completed in the first quarter 2000. Further, during the nine-month period ended September 30, 2000, the Company reversed approximately $630,000 of accrued lease termination costs and asset impairment charges related to the

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

third quarter 1999 restructuring. This reversal was due to: (i) assets previously determined as excess being utilized at the Quincy manufacturing facility, (ii) greater than anticipated proceeds from the disposal of assets in the Vancouver facility and (iii) change in the estimated timing of the exit of the leased portion of the Vancouver facility.

Further, during the nine-month period ended September 30, 2000, the Company recorded charges to selling, general and administrative expenses for changes in estimates for prior restructurings related to employee termination benefits and asset impairment charges totaling $20,000.

During the three-month and nine-month periods ended September 30, 2000, the total pre-tax reversal for the third quarter 1999 restructuring was recorded as a reduction of approximately $0 and $180,000 to loss on sale of assets, $30,000 and $100,000 to selling, general and administrative expenses, and $0 and $120,000 to research and development expenses, respectively. Additionally, during the three-month period ended September 30, 2000, the Company recorded additional expenses of $20,000 to cost of sales for changes in estimates and during the nine-month period ended September 30, 2000 a net reversal of $390,000 to cost of sales for changes in estimates.

The reserve balance for the third quarter 1999 restructuring was approximately $380,000 at September 30, 2000.

Management believes the remaining reserves for business restructuring are adequate to complete the above plans.

The following is a summary of activity for the nine-month period ended September 30, 2000 for the 1999 restructuring reserves.

                                           Severance            Lease Cancellation and
                                          and Benefits             Other Exit Costs                Total
                                      ---------------------     ------------------------    --------------------
Balance at December 31, 1999......          $6,510                        $1,750                     $8,260
Expense accrued...................              60                           ---                         60
Charges...........................          (6,010)                       (1,100)                    (7,110)
Change in estimate................            (200)                         (630)                      (830)
                                          --------                      --------                   --------
Balance at September 30, 2000.....            $360                           $20                       $380
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

                                                 Three Months Ended                        Nine Months Ended
                                                    September 30,                            September 30,
                                         ------------------------------------      ----------------------------------
Segment net sales                               2000              1999                  2000              1999
-----------------                               ----              ----                  ----              ----
Wireless Messaging..............              $34,128            $40,748                $92,365        $118,270
Enhanced Services Platform......               34,519             20,526                 91,609          57,792
                                             --------           --------               --------        --------
Total...........................              $68,647            $61,274               $183,974        $176,062
                                             ========            =======               ========        ========

                                                  Three Months Ended                       Nine Months Ended
                                                    September 30,                            September 30,
                                          -----------------------------------      ----------------------------------
                                                 2000             1999                  2000              1999
                                                 ----             ----                  ----              ----
                                                               (Restated)                             (Restated)
Wireless Messaging..............              $21,669            $26,404                $60,109         $77,450
Enhanced Services Platform......               25,504             15,699                 70,253          42,679
                                             --------           --------               --------        --------
   Total Contribution Margin....               47,173             42,103                130,362         120,129
Segment support costs...........              (37,996)           (44,778)              (105,938)       (127,553)
Corporate activities............               (1,550)            (7,388)                (5,298)        (88,647)
Depreciation and amortization...               (5,045)            (7,927)               (15,178)        (24,345)
Write-off of goodwill and other
   intangibles..................                  ---            (50,919)                   ---         (50,919)
(Loss) adjustment to loss on
   sale of business.............                  ---                ---                    524             ---
Interest income (expense), net..                1,660                871                  4,641           4,166
(Loss) adjustment to loss on
   disposal of assets...........                   75             (2,862)                   378          (3,674)
Escrow Settlement...............               10,857                ---                 10,857             ---
Other income (expense)..........                 (114)              (381)                  (410)            (28)
                                             --------           --------               --------        --------
Income (loss) from continuing
   operations before income taxes             $15,060           $(71,281)               $19,938       $(170,871)
                                             ========           ========               ========        ========

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)


                                        September 30,           December 31,
                                            2000                    1999
                                     ------------------       -----------------
                                                                 (Restated)
Segment Assets
Wireless Messaging..............             $251,670               $232,295
Enhanced Services Platform......               64,931                 57,457
Deferred Income Taxes...........               54,449                 57,175
Corporate Assets................               82,740                 66,631
                                             --------               --------
Total...........................             $453,790               $413,558
                                             ========               ========

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Glenayre Technologies, Inc. ("Glenayre" or the "Company") is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advance messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are deployed in cellular, personal communication services, wireless, data, paging and internet protocol networks.

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for all periods presented in the consolidated statements of operations. MUX has expanded the scope of its business to include point-to-multi-point products, a greater international presence and a focus on new market segments. In connection with these changes in strategy, MUX completed its initial public offering in August 2000. The Company is eligible to begin selling its shares of MUX, subject to certain regulatory restrictions, after November 1, 2000.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                        -----------------------------    ---------------------------
                                                           2000             1999            2000            1999
                                                        ------------     ------------    -----------     -----------
Net sales..........................................       100.0%           100.0%          100.0%          100.0%
Cost of sales......................................        46.5             59.6            44.8            58.8
                                                           ----             ----           -----            ----
    Gross profit ..................................        53.5             40.4            55.2            41.2
Operating expenses:
    Selling, general and administrative............        25.4             35.2            28.3            34.7
    Provision for doubtful receivables.............         1.3              4.7             0.8            38.7
    Research and development.......................        15.6             16.9            15.8            17.8
    Depreciation and amortization..................         7.3             12.9             8.3            13.8
    Unrealized loss on subordinated notes..........         ---              ---             ---             4.6
    Write-off of goodwill..........................         ---             83.1             ---            28.9
    Adjustment to loss on sale of business.........         ---              ---               *             ---
                                                         ------            -----          ------        --------
        Total operating expenses...................        49.7            152.8            52.8           138.5
                                                           ----            -----           -----           -----
Income (loss) from operations .....................         3.8           (112.5)            2.4           (97.3)
Interest, net......................................         2.4              1.4             2.6             2.4
Gain (loss) on disposal of assets..................           *             (4.7)              *            (2.1)
Escrow Settlement..................................        15.8              ---             5.9             ---
Other, net.........................................           *             (0.6)              *               *
                                                          -----             ----           -----         -------
Income (loss) from continuing operations before
    income taxes...................................        21.9           (116.3)           10.8           (97.1)
Provision (benefit) for income taxes...............         2.4            (15.1)            2.1           (25.7)
                                                          -----         --------           -----          ------
Income (loss) from continuing operations...........        19.6%          (101.2)%           8.7%          (71.4)%
                                                           ====          =======           =====          ======

---------------------------
*     less than 0.5

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

The following table sets forth for the periods indicated net sales represented by the Company's product marketing segments:

                                                           Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       ------------------------------    --------------------------
                                                           2000             1999            2000           1999
                                                       -------------     ------------    -----------    -----------
(in thousands)
Wireless Messaging Products .......................     $34,128          $40,748         $92,365        $118,270
Enhanced Services Platform Products................      34,519           20,526          91,609          57,792
                                                        -------          -------        --------        --------
                                                        $68,647          $61,274        $183,974        $176,062
                                                        =======          =======        ========        ========
(percentage of net sales)

Wireless Messaging Products........................          50%              67%             50%             67%
Enhanced Services Platform Products................          50               33              50              33
                                                           ----             ----            ----            ----
                                                            100%             100%            100%            100%
                                                            ===              ===             ===             ===

Three-Month and Nine-Month Periods Ended September 30, 2000 and 1999

Net Sales. Net sales for the three-month period ended September 30, 2000 increased 12% to $68.6 million as compared to $61.3 million for the three-month period ended September 30, 1999. Net sales were $184.0 million and $176.1 million for the nine-month periods ended September 30, 2000 and 1999, respectively. International sales (sales outside the United States) were approximately $19.5 million for the three-month period ended September 30, 2000 as compared to approximately $22.6 million for the three-month period ended September 30, 1999 and accounted for 28% and 37% of net sales for the three-month periods ended 2000 and 1999, respectively. International sales were approximately $68.1 million for the nine-month period ended September 30, 2000 as compared to approximately $76.7 million for the nine-month period ended September 30, 1999 and accounted for 37% and 44% of net sales for the nine-month periods ended September 30, 2000 and 1999, respectively.

The increase in net sales for the three-month and nine-month periods ended September 30, 2000 as compared to those same periods in 1999 resulted primarily from a continued robust market demand in North America for the Company's Enhanced Services Platform MVP(TM) product which was partially offset by a decline in net sales of the Company's traditional paging infrastructure market, which the Company believes has stabilized at a level comparable to the third quarter 1999. However, the Company believes that the wireless messaging market driven by the two-way wireless internet and Enhanced Services Platform market, with a robust growth in core customer base, will both yield sales growth in 2000. These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-Q. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

There was no one single customer who accounted for 10% of net sales for the three-month and nine- month periods ended September 30, 2000 or for the nine-month period ended September 30, 1999. Sales to one customer totaled approximately 13% for the three-month period ended September 30, 1999.

Gross Profit. Gross profit margins were 53% and 40% for three-month periods ended September 30, 2000 and 1999, respectively. Gross profit margins were 55% and 41% for the nine-month periods ended September 30, 2000 and 1999, respectively. The increase in margin percentages for both the 2000 periods is primarily attributable to (i) higher sales of Enhanced Services Platform products which yield higher gross margins than the Company's other products,
(ii) restructuring severance charges incurred in the third quarter 1999 for employee terminations in the Company's Vancouver, BC manufacturing facility,
(iii) additional slow moving inventory reserves recorded in the second and third quarter 1999 as a result

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

of lower forecasted infrastructure sales and for a customer which filed bankruptcy and for which parts had been purchased and (iv) the decrease in international project risk accruals due to actual costs of satisfying both contractual and statutory requirements being less than previously expected. These decreases are offset partially by (i) charges incurred in the second quarter 2000 to revalue the Company's wireless messaging device inventory to market as a result of technological advances in the device market and (ii) vendor cancellation charges incurred in the third quarter 2000 on excess purchase commitments for paging devices. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $17.4 million and $21.6 million for the three-month periods ended September 30, 2000 and 1999, respectively and $52.0 million and $61.0 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The decreases in the 2000 periods are primarily attributable to (i) lower employee related expenses, (ii) lower facility lease expense due to the first and third quarter 1999 restructurings and (iii) additional employee severance and exit facility costs incurred in 1999 for restructurings. This decrease is partially offset by higher employee incentive bonus expenses accrued as a result of meeting certain incentive plan targets and higher sales commissions expense due to an increase in orders booked in 2000.

Provision for Doubtful Receivables. The provision for doubtful receivables was $900,000 and $2.9 million for the three-month periods ended September 30, 2000 and 1999, respectively and $1.4 million and $68.1 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Prior to the second quarter 1999, the Company's bad debt write offs had not been significant. However, the risk inherent in the Company's portfolio of receivables increased due to financial difficulties, including bankruptcy, being experienced by several of the Company's customers in the second quarter 1999, coupled with pressure by customers for extended payment terms. Accordingly, significant increases in the Company's allowances for doubtful accounts were recognized. (See Note 3 to the Condensed Consolidated Financial Statements).

Research and Development Expense. Research and development expenses were $10.7 million and $10.3 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $29.0 million and $31.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The decreases in the 2000 periods are primarily attributable to a reduction in employee related expenses due to the third quarter 1999 restructuring and additional employee severance expenses incurred in 1999 for restructurings. These decreases are partially offset by higher employee incentive bonus expenses accrued as a result of meeting certain incentive plan targets in 2000 and higher subcontracting expenses for enhanced service platform products. The Company relies on its research and development programs for new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

Write-off of Goodwill and Other Intangibles and Escrow Settlement. In the third quarter 1999, the Company wrote off approximately $43 million of goodwill and approximately $8 million of other intangibles related to the acquisition of Wireless Access, Inc. ("WAI").

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

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

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

During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and products specifications. In February 1999, the Company made an indemnity claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In January 2000, the representative of the former shareholders of WAI filed an answering statement to this claim denying the allegations of the Company and asserting that the former shareholders of WAI were entitled to all funds accumulated in escrow. In August of 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's condensed statements of operations for both the three-month and nine-month periods ended September 30, 2000. Additionally, the settlement agreement releases all claims by both parties to the Agreement.

Depreciation and Amortization Expense. Depreciation and amortization expense was $5.0 million and $7.9 million for the three-month periods ended September 30, 2000 and 1999, respectively, and $15.2 million and $24.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively. The decreases in expenses for the three-month and nine-month periods are a result of
(i) the write-off of goodwill related to the 1997 acquisition of Wireless Access, Inc. ("WAI") and other fixed and intangible

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

assets in the third quarter 1999, (ii) older assets becoming fully depreciated and (iii) disposal of capital assets related to the 1999 restructurings.

Unrealized loss on subordinated notes. In May 1998, as part of an overall financing program with the customer, the Company purchased $11.7 million in 9% convertible subordinated senior notes ("subordinated notes") from Conxus Communications, Inc. ("Conxus") which were included in Other Assets as an available-for-sale debt security. Based on the weak financial condition of Conxus, the Company recorded other than temporary unrealized losses on the subordinated notes in its results of operations for second quarter 1998 and third quarter 1998 of $583,000 and $767,000, respectively. On May 18, 1999, Conxus filed for protection under Chapter 11 with the United States Bankruptcy Court for the District of Delaware. As a result, the Company included in its results of operations a further write down of $8.1 million to reflect the expected amount to be realized of $2.2 million upon the conclusion of the bankruptcy proceedings. In October 1999, the Company collected $2.1 million related to the subordinated notes.

Adjustment to Loss on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes. The loss consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During the fourth quarter 1999 and the first quarter 2000, the Company reversed approximately $550,000 and $520,000, respectively, of expenses previously included in the $7.9 million loss on sale of the Company's network management business. These credit adjustments were primarily related to specific transition costs in the sale agreement and facility closing costs, which will not be incurred by the Company.

Interest Income, Net. Interest income, net was $1.7 million and $900,000 for the three-month periods ended September 30, 2000 and 1999, respectively, and $4.6 million and $4.2 million for the nine-month periods ended September 30, 2000 and 1999, respectively. Interest earned for the three-month and nine- month periods ended September 30, 2000 was higher due to an increase in cash and cash equivalents generating higher investment interest income, offset partially by interest income only being recorded as received for certain notes where customers have experienced financial difficulties. Additionally, interest income is higher for the nine-month period ended September 30, 2000 due to interest expense incurred in the first quarter 1999 for borrowings on the Company's prior credit facility. The Company expects that the level of interest income, net in 2000 will vary in accordance with the level of secured debt financing and the level of cash and cash equivalents available for investment.

Provision for Income Taxes. The effective tax rates for the three-month and nine-month periods ended September 30, 2000 and 1999 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to
(i) the change in the valuation allowance, (ii) nondeductible goodwill amortization, (iii) higher tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions, (iv) the receipt of previously escrowed funds related to the 1997 acquisition of Wireless Access that is treated as a purchase price adjustment for tax purposes and (v) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 2000 compared to 1999 is primarily the result of the change in the valuation allowance as well as a variance between the adjustments in each year for realization of tax benefits of net operating loss carryforwards for financial statement purposes in accordance with SFAS 109.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Financial Condition and Liquidity

Liquidity and Capital Resources. At September 30, 2000 the Company had cash and cash equivalents and restricted cash totaling $105.3 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At September 30, 2000, Glenayre's principal source of liquidity is $88.5 million of cash and cash equivalents. The Company is currently pursuing a new credit facility which is expected to be used primarily to collateralize the Company's letters of credit, which are currently restricting $16.8 million of the Company's cash and cash equivalents.

Inventories decreased at September 30, 2000 compared to December 31, 1999 due to
(i) an adjustment based on current technological advances, to value a portion of the Company's wireless messaging inventory to market, (ii) an increase in inventories at 1999 year end for potential operating inefficiencies from the manufacturing consolidation process and (iii) actual efficiencies obtained as a result of the manufacturing consolidation process during 2000. This decrease is being partially offset by the reduction in the second quarter 2000 of slow moving inventory reserves as a result of changing market conditions which are focused on the two-way wireless internet.

Accrued expenses at September 30, 2000 decreased from year-end 1999 primarily due to reductions in (i) restructuring reserves, (ii) reserves for sale of the network management business, (iii) salaries and other payroll accruals due to timing differences, (iv) reserves for wireless messaging rework, (v) state sales tax, (vi) international long-term projects and (vii) income taxes payable partially offset by an increase in deferred revenue and employee incentive plan accruals.

As of September 30, 2000, the Company had restructuring reserves of $380,000 related to the 1999 restructurings. See Note 9 to the Company's Condensed Consolidated Financial Statements. As a result of these charges, subsequent to September 30, 2000, the Company expects to make cash payments from operating cash flows for employee termination and lease exit costs of approximately $380,000 over the next year.

The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market may require customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. In general, since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. During the third quarter 2000, the Company renegotiated its only prior financing commitment for paging infrastructure and voicemail products reducing the commitment from $30 million to $10 million. This commitment has been in place since March 21, 1997 and expires on December 31, 2000. Amounts outstanding under this financing arrangement as of September 30, 2000 are $3.8 million. The largest amount borrowed by the customer was approximately $23 million as of December 31, 1997. The customer has communicated to the Company their intention to fully utilize this commitment by December 31, 2000. From time to time, the Company has also arranged for third-party investors to assume a portion of its commitments. As a general policy since June 30, 1999, the Company no longer guarantees customer financing arrangements with third parties. The Company's maximum exposure from third-party guarantees issued prior to June 30, 1999 is approximately $400,000 as of September 30, 2000 versus the largest amount of approximately $4 million at September 30, 1997. These financing arrangements are secured by equipment sold by Glenayre. The majority of these commitments expire on or before February 28, 2001.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

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

As of September 30, 2000, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $33 million related to the 1997 acquisitions of Open Development Corporation and WAI. However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 2000 or future periods.

The Company has recorded a deferred tax asset of $54 million, net of a valuation allowance of $15 million, at September 30, 2000, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.

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

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The provisions of the statement are effective beginning in the fourth quarter 2000. The Company believes its current revenue recognition policies comply with the provisions of SAB 101. Accordingly, SAB 101 is not expected to effect the Company's revenue, earnings or financial position.

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

                            Part II-OTHER INFORMATION

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



         (b)      Reports on Form 8-K.  None

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Glenayre Technologies, Inc.
                                        ----------------------------------------
                                               (Registrant)




                                        /s/ Bert C. Klein
                                        ----------------------------------------
                                        Bert C. Klein
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)





Date: October 27, 2000