Form 10-K
period 2000-12-31
GLENAYRE TECHNOLOGIES INC
filed 2001-03-14
CIK 808918

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                            -----------------

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _________

                        Commission File Number 0-15761

                          GLENAYRE TECHNOLOGIES, INC.
 ----------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

             DELAWARE                                  98-0085742
   -------------------------------          ---------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

5935 CARNEGIE BOULEVARD, SUITE 300, CHARLOTTE, NORTH CAROLINA            28209
--------------------------------------------------------------------------------
            (Address of principal executive offices)                  Zip Code

                                (704) 553-0038
   -------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
   -----------------------          -------------------------------------------
            None                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class
                       ---------------------------------
                         Common Stock, $.02 par value

Rights to Purchase Series A Junior Participating Preferred Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No___
                                         ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 2, 2001 was approximately $237 million. The number of shares of the Registrant's common stock outstanding on March 2, 2001 was 64,648,744.

                     DOCUMENTS INCORPORATED BY REFERENCE:

    Document                                               Location in Form 10-K
    --------                                               ---------------------
Proxy Statement for 2001 Annual Meeting of Stockholders             Part III

                                     PART I

Item 1.  BUSINESS

Glenayre Technologies, Inc. ("Glenayre" or the "Company") was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices of the Company are located at 5935 Carnegie Boulevard, Suite 300, Charlotte, NC 28209. The Company's telephone number is (704) 553-0038. The term "Glenayre" or the "Company" as used hereinafter means Glenayre Technologies, Inc. or Glenayre Technologies, Inc. and its subsidiaries.

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advanced messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are used in cellular, Personal Communications Service ("PCS"), wireless, data, messaging and Internet protocol ("IP") networks.

SOLUTIONS FOCUS: GLENAYRE EVOLVES TO SERVE A CHANGING COMMUNICATIONS MARKET

The year 2000 has been characterized by continued rapid change in the communications industry. Growth in the wireless industry has continued to overshadow that of wireline carriers, and there are strong signs that the convergence of wireless communications with unified messaging applications and the Internet is on the horizon.

Carriers, both wireless and wireline, are faced with continued customer churn and intense price competition. To meet the challenges of this market environment, carriers are driving the evolution of full service solutions for consumers and enterprise customers. This is an ideal environment for the emergence of integrated services that deliver utility, convenience and ease of use to consumers, while giving carriers the sticky services that significantly reduce the likelihood of consumers changing carriers.

As wireless communications, unified messaging and the Internet converge, Glenayre believes carriers and end-users will look for a broad range of integrated services and modules that incorporate both voice and data capabilities for wireless communications. Glenayre is leveraging its strengths in data messaging infrastructure, wireless devices, and enhanced services platforms and software to pursue these market opportunities.

Key trends in the current market include rapid development of new devices and applications, integration of technologies and devices, and shorter product lifecycles. The growth of instant messaging indicates a potential for consumer acceptance of new methods of communications with significant value for end-users in speed and productivity. Unified messaging is in demand by consumers and enterprises seeking to increase personal productivity and reduce operational costs. Glenayre's end-to-end solutions, from unified messaging applications to device modules, will give carriers the opportunity to differentiate their service offerings, which is a major factor in their success.

The Company is focused on delivering products and services that are intended to enable the Company to lead the convergence of unified messaging, wireless and the Internet. Glenayre recognizes that success in this area requires the company to adopt a network agnostic approach, developing solutions that work with a variety of network technologies. The increase in 2000 of Glenayre's Enhanced Services platform/Unified Messaging revenues to approximately 49% of total revenues is evidence of this. The Company is working to establish partnerships that will enable this approach to succeed with wireless messaging devices as well, beginning with a license agreement with Qualcomm for use of Code Division Multiple Access ("CDMA") technology that was signed in 2000.

An essential part of Glenayre's strategy is establishing partnerships to develop applications. These partnerships facilitate a shorter time-to-market, ensure the Company's ability to deliver complete end-to-end services and shift development focus from a complete internal inception-to-market approach to a co-development effort for certain products. Examples of these relationships include Glenayre's strategic partnership with Infowave for the Symmetry(TM) product, which allows users to interact with Microsoft Outlook on their personal computer. Additionally, the Company has partnered with JP Systems to deliver wireless e-mail and wireless Internet services to the Company's AccessLink(TM) II and @ctiveLink(TM) devices as well as a range of other mobile devices and wireless networks.

These strategic relationships are designed to bring new interactive wireless applications to end-users. The Company believes that the success of these applications will have a positive impact on demand for the Company's Enhanced Services platform and devices, as well as unified messaging applications.

With the successful product introductions in 2000 and the reorganization and repositioning of the company, Glenayre now has an opportunity to build brand value in the wireless communications marketplace. The tagline, "Solutions for an @ctive World(TM)," establishes that Glenayre has evolved from a traditional infrastructure provider to a supplier of integrated communications solutions. These solutions bridge the gap between traditional voice and messaging networks to new and growing markets for unified messaging, wireless communications and the Internet. The Company believes the breadth of its offerings is unique in the marketplace, giving Glenayre the ability to provide complete end-to-end solutions for carriers around the globe.

The Company's operating activities are currently focused in two marketing areas: wireless messaging products and the Enhanced Services platform ("ESP").

                          WIRELESS MESSAGING PRODUCTS

Glenayre's wireless messaging products accounted for approximately 51%, 65% and 82% of net sales for 2000, 1999 and 1998, respectively, and are sold into the one-way and two-way messaging marketplace. Wireless messaging products include switches, transmitters, receivers, controllers and related software and two-way messaging devices. Glenayre believes that it has the leading market share in the United States and that it is a leading participant internationally in the ReFLEX messaging switch, controller and transmitter market.

Messaging is a method of wireless telecommunication that uses an assigned radio frequency to contact a messaging subscriber anywhere within a service area. A messaging system is generally operated by a service provider which incurs the cost of building and operating the system. Each service provider in the United States licenses spectrum from the Federal Communications Commission ("FCC") and elsewhere from the authorized government body to operate a messaging frequency within either a local, regional or national geographical area. Each messaging subscriber is assigned a distinct telephone number which a caller dials (either directly or via the Internet) to activate the subscriber's personal messaging device.

A messaging system is comprised of four general elements: (i) the "Control Point", (ii) the "Link Medium", (iii) the messaging Radio Frequency ("RF") Network and (iv) the End User Device. Information for a subscriber is received (typically via the public service telephone network or via Internet/e-mail) by a messaging switch located at the Control Point. The message (numeric or alphanumeric) is forwarded to the Link Medium via a data network. The information is then forwarded to the messaging RF Network via means determined by the type of Link Medium deployed by the messaging operator (examples include satellite distribution, RF terrestrial, wireline, microwave, etc.). This RF Network consists of a network of transmitter base stations and controllers. The message is reformatted and converted to a radio signal, which is then sent by the transmitters via antennae to the subscriber's End User Device. The transmitters manufactured by Glenayre are specifically designed to simulcast, or transmit the same signal by two or more transmitters on the same channel frequency at the same time in an overlap area (a geographical region accessible by more than one transmitter). The Company's equipment exhibits exceptional accuracy in simulcasting performance, resulting in superior data quality and coverage area, and in superior reliability and exactitude of message reception. The radio signal is received by the End User Device which causes the personal messaging device to emit a beep, vibrate or otherwise notify the subscriber that a message has been received and stored in the device. The device then provides the subscriber with information from the caller in the form of a voice, tone, numeric or alphanumeric message. This is typically termed "one-way" messaging because the initiator does not receive notification of message received or any response from the target subscriber.

A two-way messaging system is similar to one-way messaging systems. The difference is that two-way messaging systems close the loop from End User Device back into the infrastructure equipment and/or back to the initiator of the message. To effect this reverse path communications: (i) the End User Device must have an internal transmitter, (ii) the messaging provider must deploy a receiver network to obtain and transfer the data back into the system and (iii) there must be a reconciliation device which handles the traffic flow. Glenayre provides (i) personal messaging devices which have both receiver and transmitter, (ii) the industry standard receiver network equipment and (iii) a scaleable, network flexible, reconciliation device. Once the End User Device receives the radio signal from the transmitters via antennae, the two-way End User Device then transmits information to the receiver RF Network. The information is reformatted and sent back into the two-way system via means determined by the media deployed (typically high speed data networks). This information path is unique to two-way messaging and can be used to locate the end user, acknowledge receipt of message and initiate messaging from the user.

Two-way systems provide such services as device location, two-way acknowledgment, machine control and feedback and interactive end-user services such as customer response messaging, remote mobile wireless e-mail, subscriber initiated messaging, subscriber-to-subscriber messaging, advanced voice messaging and other data services.

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

A personal messaging device has an advantage over a landline telephone in that its reception is not restricted to a single location. A personal messaging device also has advantages over a portable cellular telephone in that it is smaller, has a much longer battery life, has excellent coverage and roaming capability, is more robust and durable, is more reliable (the device as well as the service) and is less expensive to use.

The design of a messaging system is customer specific and depends on (i) the number of messaging subscribers the service provider desires to accommodate,
(ii) the operating radio frequency, (iii) the geography of the service area,
(iv) the expected system growth and (v) specific features desired by the customer. Messaging equipment hardware and software developed by the Company may be used with all types of messaging services, including voice, tone, numeric (telephone number display) or alphanumeric messaging (words and numbers display).

Wireless Messaging Products and Services

Infrastructure:

The Company's GL3000 two-way switch is capable of being upgraded to support new two-way voice and data services, while retaining support for existing one-way services such as numeric and alphanumeric messaging. Service providers can combine one-way and two-way messaging service on one switch. Glenayre believes that its switches have the most advanced networking capability in the industry and that the advanced hardware and software features of its switches ensure high reliability and high volume call processing.

The transmitters are available in frequency ranges of 137MHz to 960MHz. Satellite link receivers are available for integration directly with the transmitters. The GL-R9000 series of receivers, which detect the responses returned from the two-way subscriber devices, takes advantage of innovative digital signal processing ("DSP") demodulation techniques that maximize receiver sensitivity. The Company also offers or supports four products for transmitter control as well as the GL3100 RF Director, which provides reverse channel traffic handling for two-way systems. The Company believes its large installed base of transmitter, receiver and control equipment provides it with a significant competitive advantage in selling products for system expansions to existing customers.

Service and Support. Glenayre provides service to customers on a regular basis including installation, project management of turnkey systems, training, service and extended warranty contracts. The Company believes that it is essential to provide reliable service to customers in order to solidify customer relationships and to be the vendor of choice when new services or system expansions are sought by a customer. This relationship is further developed as customers come to depend upon the Company for installation, system optimization, warranty and post-warranty services.

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service network, known as the Glenayre Care Group, throughout the world.

Competition. The Company is a leading worldwide supplier of switches, transmitters, receivers, controllers and software, used in wireless messaging, voice messaging and message management systems. While the services from the foregoing products represent a significant portion of the wireless personal communications systems industry today, the industry is expanding to include new enhanced services and new markets. Messaging like services are being offered using alternative messaging technologies such as PCS. There can be no assurance that the Company will obtain market acceptance of its products in the face of competing technologies or be successful in introducing new products. In addition, manufacturers of wireless telecommunications equipment, including those in the cellular telephone and PCS industries, certain of which are larger and have significantly greater resources than the Company, could attempt to enter into the Company's markets and compete with Glenayre's products and systems.

The following description of the Company's competitive market position is based upon its knowledge of sales of products of the type sold by the Company in the segment of the wireless personal communications industry in which the Company competes, information derived from its close working relationship with large messaging service providers and market information obtained from industry trade publications and sources.

          . United States. The Company believes that it is the largest provider to the United States market (based on the number of units sold) of one-way and two-way switches and related equipment and software, and one-way and two-way transmitters and controllers. Traditionally, the principal competitor in this market was Motorola, Inc. ("Motorola"). Since Motorola has effectively exited this market, it is the Company's belief that its leadership position with respect to the sale of messaging switches in the United States has substantially exceeded that of any other wireless messaging switch manufacturer. The Company believes that it captured the largest percentage of sales of messaging switches serving more than 10,000 subscribers in each of the last three years.

             The Company believes sales of its transmitter and controller products exceeded sales of such products by competitors in this market, principally smaller manufacturers that primarily serve small local messaging service providers which represents a small segment of the total domestic infrastructure market.

          . International. Since Motorola has effectively exited this market, the Company believes that its leadership position (based on the number of units sold) of messaging switches, transmitter and controller products outside of the United States has substantially exceeded that of any other messaging infrastructure manufacturer, which currently consist primarily of small manufacturers that serve small local messaging service providers, which represent a small segment of the total international infrastructure market.

Wireless Messaging Devices:

The Company's Consumer Products Group designs, develops and markets innovative, low power, two-way wireless data messaging devices. The Company's products are based on Motorola's family of FLEX two-way wireless messaging protocols which the Company believes will become the industry's standard two-way wireless data messaging protocols. The two-way wireless data messaging capability of the Company's devices will allow service providers to reuse their RF spectrum and thereby offer expanded two-way alphanumeric wireless data messaging services to significantly more users than would be possible with a traditional one-way alphanumeric messaging network.

@ctiveLink(TM). In 2000, the Company commercially released the @ctiveLink, a wireless two-way module that is designed to snap into the Handspring(TM) Visor(TM) Handheld computer. With the @ctiveLink customers can wirelessly send and receive messages, query the Internet and access their desktop computer information. This allows Glenayre customers to keep their handheld and desktop Personal Information Manager updated even when they are far from the office. The @ctiveLink also allows application developers to create their own unique applications utilizing the PalmOS. The device stores approximately 150,000 characters of messages on a stand alone basis and has up to four weeks of battery life from 2 AAA batteries. The @ctiveLink is available for both the ReFLEX25 and the ReFLEX50 protocols. Key product enhancements and features in the @ctiveLink include the following:

     .  Mobile e-mail and information management
        @ctiveLink comes complete with bundled software for e-mail and Internet information access.

          BeamLink. BeamLink is the e-mail management program for the @ctiveLink. When the @ctiveLink module is inserted, BeamLink automatically checks for messages that may have arrived while the module was removed from the handheld device. E-mail is organized in convenient, manageable folders. Preprogrammed messages like "call me" or "traffic delay" can be sent with one tap. Customers can tap on a name to address a message, then compose with the on-screen keyboard.
          InfoBeam. InfoBeam is the wireless information resource for the @ctiveLink. With InfoBeam, up-to-date information from a broad selection of information sources is a simple tap away. Customers can save time and energy and wirelessly get stock quotes, find flight arrival and departure information, query for business or personal phone numbers and get weather updates.

     .  Superior coverage
        Glenayre's wireless technology offers broad coverage, superior in-building reception and guaranteed message delivery.

     .  Always @ctive(TM)
        Never miss a message. The @ctiveLink module receives and stores e-mail even when removed. The @ctiveLink allows a service provider to ensure guaranteed message receipt by storing and re-sending a message when the recipient's device is turned off or is out of the service area.

AccessLink(TM) II. The AccessLink II, which was commercially released in 1998, allows wireless data messaging service providers to offer customers full two-way wireless messaging service capabilities in a device approximately the same size as one-way alphanumeric messaging devices with a four-line LCD display and more than 30 days of battery life. The AccessLink II allows a service provider to ensure guaranteed message receipt by storing and re-sending a message when the recipient's device is turned off or is out of the service area. In addition, the AccessLink II provides users with the ability to create custom replies and to originate messages to another wireless messaging device or to an e-mail address. The AccessLink II also utilizes the Company's proprietary integrated chipset. The AccessLink II is available for both the ReFLEX25 and the ReFLEX50 protocols. Key AccessLink II features include: (i) message origination which allows a user to create and send custom messages from the device, (ii) Internet Connectivity where the user can exchange messages with Internet e-mail users,
(iii) easy-to-manipulate omni-directional keypad and innovative user interface provide the user with an easy means of creating, storing and sending messages,
(iv) Computer Connectivity which provides an infra-red, IRDA compatible port for wireless connection to personal or palm top computers and (v) High-Performance Transmitter which transmits at a level that allows for creating and sending long custom messages.

Competition. Motorola is the only other company that currently offers a product that operates in a ReFLEX based two-way wireless data messaging network. Motorola and other potential producers of devices for the two-way wireless data messaging market, such as Uniden, Sony and Casio, have longer operating histories, significantly greater financial, technological, management and marketing resources, greater name recognition and larger installed customer bases than Glenayre. These other potential competitors do not currently offer devices for ReFlex networks. However, each of these companies can devote greater resources to developing, marketing and selling their products than Glenayre and may be able to respond more quickly to new or emerging technologies and changes in customer needs. Other two-way wireless network providers are BSWD/Mobitex and American Mobile Satellite Corp/Ardis. Additional competition from device manufacturers on these networks include Research in Motion ("RIM"). Additionally, wireless messaging-like services are being offered using alternative messaging technologies such as PCS. There can be no assurance that the Company will obtain market acceptance of its products in the face of competing technologies or be successful in introducing new products. The failure of Glenayre to compete effectively could result in lower prices, reduced margins or loss of market share, any of which could have an adverse effect on the Company.

Competition in the Company's End User Device markets is based upon quality, product features, services, technical performance, capabilities, service and price, in addition to battery life, size, ease of use, appearance, durability, and reliability. End User Devices represent a much more significant portion of a wireless messaging provider's total capital investment than does infrastructure investment.

Marketing and Sales, Customers. The Company markets to wireless messaging carriers primarily in the United States through a direct sales force. To date, the Company's primary customers for two-way and guaranteed message delivery devices revenues have been SkyTel, WebLink Wireless, Metrocall, Arch and Verizon.

Sales territories in Mexico, China and Canada with PageNet Canada/Madison Communications and sales channels such as Office Depot are expected to grow in 2001. Additionally, the Company intends to expand sales channels with its own e-commerce initiatives and its alliances with third party partners such as Handspring and JP Systems.

                  ENHANCED SERVICES PLATFORM PRODUCTS (ESP)

Enhanced Services platform products comprised of the Company's Intelligis product line, which includes the Modular Voice Processing ("MVP(R)") system and the prepaid wireless platform, accounted for approximately 49%, 35% and 18% of net sales for 2000, 1999 and 1998, respectively. By integrating these two platforms as a part of the Unified Communications Architecture, the Company believes it will be in a strong position to serve both wireline and wireless service provider needs for revenue generation. The MVP(R) System and the prepaid platform provide network operators with the enhanced services, prepaid wireless and calling card products needed to increase revenues from the current customer base and to acquire new subscribers. The Intelligis product family enables carriers to compliment and enhance their core service offering with additional communication or billing services.

MVP(R) System. Glenayre's Enhanced Services platform, MVP(R) system enables cellular, PCS, wireline and wireless messaging network operators to offer their subscribers value-added services that enhance and complement their core communication products. The MVP(R) system's scaleable architecture provides service providers with an efficient growth path for their subscriber base. The system can start out small and grow to handle up to 1,000,000 subscribers. Its modular architecture allows service providers the ability to add additional capacity as their subscriber base grows. This protects their capital investment and allows service providers an elegant growth path. Additionally, it interfaces into the myriad of trunk interfaces provided by central office switches, cellular switches, terminals, telephone answering systems and inter exchange carrier ("IXC") switches, even integrating into different telecommunication networks simultaneously. It also has the capability of integrating into various Intelligent Networks around the world.

Intelligis Large Solutions Platform ("Intelligis LSP") is the answer to the very large installations for service providers. Because the Intelligis LSP is an evolution of the MVP 4240, it utilizes virtually all of its components. Intelligis LSP allows carriers to grow their systems to very large subscriber numbers and still protect their capital investment in the MVP product family.

Enhanced Services Applications. The platform's flexibility allows service providers to choose the number and combination of enhanced services to offer, including voice, fax, and data messaging, short message service, one touch call return, continuous calling, voice activated dialing, unified messaging, and
CONSTANT TOUCH Service, a single number service.   These services are in great
demand by telecommunication carriers as they try to offer applications that differentiate their service offerings and provide value to help retain subscribers in an increasingly competitive environment. In addition, Glenayre provides effective management of deployed systems through a network management product.

Glenayre's enhanced services system provides many voice messaging applications with intelligent message notification. Subscribers are notified, via their messaging device or phone handset, when they receive a new message in their mailbox. The system alerts subscribers to the number and type of message received, including urgent and fax messages.

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

CONSTANT TOUCH, Glenayre's single number application, gives subscribers control of their communications. With CONSTANT TOUCH, subscribers combine all personal and business telephone numbers (messaging device, home, office, cellular and fax) into a single number that will reach them anywhere. By incorporating any or all of a subscriber's telephone numbers, callers only have to use one number to reach the subscriber.

When a caller dials the subscriber's CONSTANT TOUCH number, the system prompts the caller to speak their name and enter their telephone number. The system then calls a series of preprogrammed numbers to notify the subscriber that a caller is holding. The system plays the caller's name, "introducing" the caller. The subscriber can choose to connect with the subscriber's caller or forward the caller to the subscriber's voice mailbox or assistant.

Glenayre continued to deploy Unified Messaging applications in 2000. With Unified Messaging, carriers can offer their subscribers a centralized center for their voice, fax, data and e-mail messages. Unified Messaging provides carriers the ability to integrate fixed and wireless networks. Unified Messaging allows subscribers an "inbox" on their computer that consolidates all of their messages. Instead of calling their voice mailbox, and then logging onto a computer, all of their messages are in one place. Subscribers simply point and click to access all of their messages. With text-to-speech, a subscriber's e-mail messages can be read to them over the telephone.

A continued focus project for the Glenayre ESP system is speech recognition. Glenayre has developed a new voice dialing application allowing subscribers to place calls using only their voice. The subscriber speaks a name or telephone number and the system places the call. Glenayre expects to continue to develop additional speech recognition products for the voice mailbox.

The Company believes that by providing many multi-media applications on a single platform, carriers will derive value. The Intelligis product family is designed to provide a great return on investment by providing multiple applications and revenue streams on a single platform. This gives service providers a means to generate additional revenue and increase subscriber continuity.

Prepaid and Card Services. Glenayre's Intelligis Prepaid Wireless platform offers a powerful feature set specifically designed for wireless operators throughout the world. The prepaid product is a business solution that provides customer care, provisioning, audit trails and call detail records for wireless operator's prepaid subscribers. The Prepaid Wireless application allows carriers the ability to offer their core wireless service in a network based prepaid offering. With Prepaid Wireless, carriers can sell their service offering before customers use it. This reduces the risk of fraud and allows carriers to tap into large markets of potential new subscribers. The Company is developing new releases of its Prepaid Wireless application to include advanced features such as Web-based administration, Voice over IP ("VOIP"), inbound call screening, advanced cellular-to-cellular call rating, nationwide cellular roaming and Intelligent Network Solutions.

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

Competition. The market for ESP systems is highly competitive, and includes numerous products offering a broad range of features and capacities. The primary direct competitors in the US and internationally are manufacturers of stand-alone messaging systems, including, among others, Comverse, ADC Telecommunications, Inc., InterVoice-Brite, Inc., the Octel Messaging division of Lucent Technologies, Inc., Unisys Corporation and Openwave. Many of the Company's present and potential competitors are considerably larger than the Company, are more established, have a larger installed base of customers and have greater financial, technical, marketing and other resources.

The Company believes that competition in the sale of ESP systems is based on a number of factors, the most important of which are product features and functionality, system capacity and reliability, marketing and distribution capability and price. Other important competitive factors include service and support and the capability to integrate systems with a variety of central office and cellular switches, IP networks and other communications systems. The Company believes that the range of features provided by, and the ease of use of, its systems compare favorably with other platforms currently being marketed, and that its ESP systems are the leading systems designed specifically for telephone network operators.

For sales of Prepaid Wireless products and services, the Company competes in the United States and internationally primarily with InterVoice-Brite, Inc., Comverse Technologies, Inc., Precision Systems, Inc., Logica-Aldiscon (formerly Aethos), LHS (formerly Priority Call Management), Sixbell (Chilean Company), Nortel, Ericsson, Nokia, Alcatel-DSC and Lucent.

Marketing and Sales. The Company markets to cellular, PCS, wireline, prepaid wireless and wireless messaging network operators primarily in the United States through a direct sales force. Glenayre has also entered into several Original Equipment Manufacturing ("OEM") agreements with companies that will market and distribute the Intelligis product line throughout the world.

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

CUSTOMERS

Glenayre sells to a range of customers worldwide. In the United States, customers include the regional Bell operating companies, public and private radio common carriers, private carrier wireless messaging operators, PCS carriers and cellular carriers. Internationally, customers include public telephone and telegraph companies, wireless messaging and cellular carriers as well as private telecommunication service providers servicing cellular, PCS and wireless messaging.

There was one customer that accounted for approximately 10% of net sales during 2000. There was no customer that accounted for 10% or greater of sales during 1999. Sales to one customer amounted to approximately 11% of net sales for 1998. An additional customer accounted for approximately 13% of net sales in 1998. Although a single customer accounted for more than 10% of the Company's net sales in 2000 and 1998, the dependence on any one customer is mitigated by the large number of entities in the Company's customer base. The amount of business with any customer in a reporting period is determined by the timing of the development and expansion of existing customers' and new customers' systems.

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

The Company believes it is in a much better position to gain significant efficiencies from research and development. Because of the integration between the Company's two business units, the research and development organization is also integrated. This assures the Company that there is no wasted effort or redundant development. It allows a cross-functional group to drive all of the products forward.

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

Glenayre's research and development efforts are located in its Vancouver, British Columbia, Canada; Atlanta, Georgia; and Santa Clara, California facilities. Total research and development costs for the Company were $39 million, $41 million and $47 million or 16%, 17% and 13% of net sales for 2000, 1999 and 1998, respectively. The Company devotes substantial resources to research and development in order to develop new products, improve existing products and support ongoing custom feature and enhancement development. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete.

New Products and Upgrades. The principal new products and enhancements by the Company in 2000 related to its Enhanced Services products include the following:
(i) commercial launch of the 1200 port Intelligis Large System, (ii) launch of UMS 2.0 Unified Messaging product including HTML/Java client access for voice mail along with the launch of OpenUMS, a licensed API for third party applications development on top of the UMS 2.0 server and (iii) development of the next ESP core software release X.9 which dramatically improved reliability. The primary new product and enhancement by the Company in 2000 related to its wireless messaging product segment was the commercial launch of the @ctiveLink device, which is designed to snap into the Handspring Visor handheld computer.

STRATEGIC ALLIANCES

The Company believes that strategic alliances are important in order to leverage research and development efforts. The Company uses strategic alliances to develop end-to-end solutions for our customers through co-marketing agreements and product interoperability programs. The Company's strategic alliances are carefully researched and utilized to bring subscriber applications using Glenayre infrastructure and devices as the foundation for the application. The Company realizes that there are other companies that have more product expertise in certain areas, and by leveraging these companies' strengths, Glenayre should be able to provide a wider range of products. This strategic initiative is an integral part of Glenayre's strategy to bring comprehensive communication solutions to the Company's customers.

During 2000, the Company entered into several strategic agreements, aligning with a number of companies that provide (i) wireless interconnection enabling middleware technology (infrastructure software that allows wireless connections to back-end data and content), (ii) wireless connection services (Wireless Application Service Provider) or (iii) wireless applications and access to content. These agreements include new or continuing relationships with AnyDevice.com, Inc.; DataLink.net, Inc.; Galileo International. L.L.C.; GoSMS.com, Ltd.; HandSignal, Inc.; HiddenMind Technology, Inc.; JP Systems, Inc.; MobileSys, Inc.; Notify Technology Corporation; OfficeDomain, Inc.; PCS Innovations, Inc.; Phone Online, Inc.; Vast Solutions, Inc; Veriprise Wireless Corp.; WirelessMD, Inc.; w-Trade Technologies, Inc.; and Wysdom, Inc.

In 2000, the Company continued joint efforts with the following companies: (i) Locate Networks (formally Loc8.net), which provides a location based technology that utilizes Global Positioning System ("GPS") technology to help locate people and assets; in 2000 the Company worked closely on developing the first location based device which is expected to be available in 2001, (ii) InfoWave, which developed Symmetry, a client based wireless integration with Microsoft Outlook and the wireless messaging device, (iii) Handspring, which launched in 2000 a new personal digital assistant ("PDA") that markets its product under the product name Visor; in 2000, the Company developed a wireless module to attach onto Handspring's Visor model to allow wireless data messaging between a customer's PDA and other data devices and (iv) JP Systems, which delivers mobile Internet services to the AccessLink(TM) II and @ctiveLink(TM) messaging platform utilizing the InfoBeam web-to-wireless technology application, a new level of Internet content access available for a range of mobile devices and wireless networks.

Further, the Company uses strategic partnerships to expand its distribution of products. In 2000, the Company entered into distribution agreements with Gateway Computer, Amazon.com and Palmgear providing distribution of its wireless devices through additional channels. Also, the Company continues its original equipment manufacturer ("OEM") strategy for distribution of Enhanced Services platform products.

In 2001, the Company plans to continue with this strategy of identifying technical needs and entering into relationships with the strongest providers in the market. The Company will look for companies with strong Internet and Web-based applications as well as companies with strong technological expertise. All of these alliances are designed to drive the Company's infrastructure and device revenues as the usage of Internet and Web-based applications increases.

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

The competitive telecommunications market often requires customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. However, since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. See Note 16 to the Company's Consolidated Financial Statements.

INTERNATIONAL BUSINESS RISKS

Approximately 34% of 2000 net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 2000 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company's currency exchange fluctuation risk.

MANUFACTURING

Glenayre currently manufactures its wireless messaging products at Company facilities in Quincy, Illinois except for its two-way wireless messaging devices, which are assembled by a third-party manufacturer. The MVP Enhanced Services platform and Open Media prepaid services Platform are also manufactured at the Quincy facility. This represents a change from years prior to 2000 where the MVP Enhanced Services platform and Open Media product were built in the Vancouver, BC facility. Analysis of production facilities suggested that consolidating the manufacturing of these products with product already being built in the Quincy facility was the most efficient approach. As a result of this manufacturing consolidation, the Company has experienced synergy and leverage which have enhanced operating margins on both the transferred product lines and the Quincy product lines. The Company's believes that its present facilities are adequate for current and immediate future manufacturing needs.

The Company's manufacturing capabilities include assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors,
(ii) mechanical materials such as cabinets in which the systems are housed, and
(iii) peripherals, including disk drives. The components and parts used in the Company's products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from one source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single source components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials may be experienced. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements in the world market. The Company performs standard procedures to test, tune and verify products prior to shipment to the customer.

The Company believes in setting high standards of quality throughout all its operations. The Company has certification to the ISO 9001 international standard for quality assurance in areas including design, manufacture, assembly and service for the Quincy, Illinois, Vancouver B.C. and Atlanta, Georgia facilities. ISO is a worldwide federation of national standards bodies, which have united to develop internationally, accepted quality systems standards so that customers and manufacturers have a system in place that provides a known quality. The standards set by ISO cover every facet of quality from management responsibility to service and delivery. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

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

The Company's registered marks are also valued corporate assets. The Company protects its most important marks through registrations in the United States and various foreign countries. The Company's registered marks include "GLENAYRE" and "ACCESSLINK". In addition, Glenayre has applied for registrations for "@ctiveLink", "Solutions for an @ctive World" and "Always @ctive".

Despite the Company's efforts, it is possible that the Company's control of certain Intellectual Property could be compromised. For example, the laws of certain foreign countries in which the Company does business do not provide the same level of protection for intellectual property, as do the laws of the United States. In addition, with respect to trade secrets, it is possible that competitors, without access to Glenayre's Intellectual Property, could develop and market products with similar functionality.

The Company believes its technology does not infringe any third party rights; however, there can be no assurance that third parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful.

BACKLOG

The Company's firm backlog from continuing operations at December 31, 2000 and 1999 was approximately $31 million and $57 million, respectively. The Company expects to commence shipment on substantially all of the orders in the backlog within twelve months of their respective backlog dates. Approximately all orders on hand are expected to be shipped during 2001. This is a forward-looking estimate that is subject to substantial change based on the timing of installation of systems by the Company's wireless messaging service provider customers and the market acceptance of personal communication products by the customers of such wireless messaging service providers.

GOVERNMENT REGULATION

Many of Glenayre's products operate on radio frequencies or connect to public telecommunications networks. National, regional and/or local governments regulate radio frequency and telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. In some instances, regulatory requirements give the Company an opportunity to supply additional product solutions to our customers. However, in introducing products to a market, there is no assurance that the Company or its customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company's ability to sell products in that market. Were this to occur, the Company believes it has appropriate technical, administrative, professional personnel, and consultants to address issues in an efficient and timely manner to minimize the long-term impact on the Company and its customers.

EMPLOYEES

At December 31, 2000, the Company and its subsidiaries employed approximately 1,300 persons. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities:

                                  Size               Owned Or                  Lease
Location                      (Square Feet)           Leased              Expiration Date                  Uses
--------                    -----------------         ------              ---------------                  ----
Vancouver,                       197,668           156,534 owned                               Research and development,
  British Columbia                                41,134  leased              2001-2002        product management,
                                                                                               service, accounting and
                                                                                               training facilities.
Quincy, Illinois                 154,256              owned                                    Manufacturing, service,
                                                                                               accounting, purchasing and
                                                                                               training facilities.
Santa Clara, California           24,631              leased                       2005        Service, sales, accounting,
                                                                                               purchasing, research and
                                                                                               development, and
                                                                                               administration.
Atlanta, Georgia                 100,000          75,000  owned                                Sales, service, marketing,
                                                  25,000  leased                   2005        research and development, and
                                                                                               training facilities.
Charlotte, North Carolina         17,309              leased                       2004        Corporate headquarters,
                                                                                               legal services, information
                                                                                               services, accounting and finance.
Singapore                         42,000              owned                                    Service, sales, accounting
                                                                                               and training facilities.

In addition to its sales offices listed above, Glenayre also maintains sales offices throughout the United States and internationally. See "Business-- Marketing and Sales."

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in a legal proceeding in connection with its business operations. The Company is not aware of any current claims or disputes for which an adverse result would have a material effect on the Company's financial position or future results of operations.

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

                                                                             Price Range of
                                                                              Common Stock
                                                                              ------------
                                                                       High                 Low
                                                                       ----                 ---
Year Ended December 31, 2000
----------------------------

  First Quarter.....................................................       $30.000       $9.438
  Second Quarter....................................................        17.375        7.281
  Third Quarter.....................................................        13.750        8.375
  Fourth Quarter....................................................        11.125        2.563

Year Ended December 31, 1999
----------------------------
  First Quarter.....................................................       $ 6.094       $3.375
  Second Quarter....................................................         4.813        3.125
  Third Quarter.....................................................         6.063        2.688
  Fourth Quarter....................................................        13.000        2.281

At March 2, 2001 there were approximately 1,900 holders of record of the Company's common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 2000 has been derived from the Company's audited Consolidated Financial Statements. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. MUX was sold on November 1, 1999. The Company made three acquisitions in 1997: (i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation ("ODC"), a developer of database management platforms providing applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. ("WAI"), a developer and marketer of two-way wireless messaging devices on November 3, 1997. The results of the acquired companies are included from the dates of acquisition by the Company except for MUX which is shown as discontinued operations in years 1996-1999. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the other financial data included elsewhere herein.

(In thousands, except per share data)

                                                                                  Year Ended December 31,
                                                            -------------------------------------------------------------------
                                                              2000 *         1999 *         1998 *        1997 *         1996
                                                            ----------     ---------       --------      --------      --------
Operating Data:
  Net sales..............................................     $251,585      $ 238,089      $367,039      $419,570      $362,234
  Income (loss) from continuing operations before
    change in accounting principle.......................       14,102       (127,748)      (40,724)        3,697        65,840
  Discontinued operations................................           --           (780)          954         3,242         4,604

  Change in accounting principle.........................           --             --            --          (688)           --
  Net income (loss)......................................       14,102       (128,528)      (39,770)        6,251        70,444
Per Share Data
  Per Weighted Average Common Share:
  Income (loss) from continuing operations before
    change in accounting principle.......................         0.22          (2.06)        (0.66)         0.06          1.09
  Net income (loss)......................................         0.22          (2.07)        (0.65)         0.10          1.16

  Per Common Share-Assuming Dilution:
  Income (loss) from continuing operations before
    change in accounting principle.......................         0.21          (2.06)        (0.66)         0.06          1.04
  Net income (loss)......................................         0.21          (2.07)        (0.65)         0.10          1.11

                                                                                At December 31,
                                                       -------------------------------------------------------------------
                                                         2000            1999           1998          1997          1996
                                                       --------        --------       --------      --------      --------
Balance Sheet Data:
  Working capital.................................     $185,076       $158,035         $154,472     $161,454      $279,031
  Total assets....................................      446,086        413,558          561,795      590,161       521,210
  Long-term debt, including current portion.......          628            669              823        3,747           879
  Stockholders' equity............................      370,927        335,478          462,153      492,359       455,861

___________________________
 * The results for 2000 were impacted by $10.9 million in net proceeds received from the WAI escrow settlement agreement. See Note 14 to the Company's Consolidated Financial Statements. The results for 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles related to the WAI acquisition, restructuring charges of $14.6 million and $8.2 million write-off of uncollectible subordinated notes. The results for 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles related to the ODC scquisition, restructuring charges of $6.8 million and a $7.9 million loss on sale of the Company's network management business. The results for 1997 were impacted by a $38.7 million charge for purchased research and development related to the ODC and WAI acquisitions and a $5.2 million write-off of goodwill related to the CNET acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advance messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are used in cellular, PCS, wireless, data, wireless messaging, and IP networks.

In September 1999, the Company wrote-off goodwill and other intangibles related to the November 1997 acquisition of Wireless Access, Inc. ("WAI"). (See Write-off of Goodwill and Other Intangibles and Escrow Settlements). Glenayre acquired Open Development Corporation ("ODC"), a developer of database management systems providing applications for calling cards in October 1997. In December 1998, the Company wrote-off goodwill and other intangibles related to the October 1997 acquisition of ODC. (See Write-off of Goodwill and Other Intangibles and Escrow Settlements). In January

1997, the Company acquired CNET, Inc., a developer of software including network management tools. In December 1998, the Company sold this network management business. The operating results of the three acquired companies are included in the consolidated results of Glenayre since the acquisition dates. In September 1997, the Company announced plans to consider divesting MUX, allowing Glenayre to focus on its core markets of wireless messaging and enhanced messaging. See
Note 2 to the Company's Consolidated Financial Statements. MUX markets products for use in point-to-point microwave communication systems and was acquired by Glenayre in April 1995. On November 1, 1999 the Company completed the sale of MUX and the operating results of MUX have been classified as discontinued operations for 1998 and 1999.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations from continuing operations:

                                                                               Year Ended December 31,
                                                                          -----------------------------
                                                                          2000         1999        1998
                                                                          ----         ----        ----
Net sales.........................................................         100%         100%        100%
Cost of sales.....................................................          47           57          52
                                                                          ----         ----        ----
  Gross profit....................................................          53           43          48
Operating expenses................................................
  Selling, general and administrative.............................          29           34          27
  Provision for doubtful receivables..............................           1           28           *
  Research and development........................................          16           17          13
  Depreciation and amortization...................................           8           13          11
  Write-off of goodwill and other intangibles.....................          --           21           7
  Unrealized loss on uncollectible subordinated notes.............          --            3           *
  Loss (adjustment to loss) on sale of business...................           *            *           2
                                                                          ----         ----        ----
Total operating expenses..........................................          53          117          60
                                                                          ----         ----        ----
Income (loss) from operations.....................................           *          (74)        (13)
Interest, net.....................................................           3            2           2
Gain (loss) on disposal of assets.................................           *           (2)          *
Escrow Settlement.................................................           5           --          --
Gain on sale of available-for-sale securities.....................           1           --          --
Other, net........................................................           *            *           *
                                                                          ----         ----        ----
Income (loss) from continuing operations before income taxes......           8          (73)        (11)
Provision (benefit) for income taxes..............................           2          (19)          *
                                                                          ----         ----        ----
Income (loss) from continuing operations..........................           6%         (54%)       (11%)
                                                                          ====         ====        ====

______________________________
* less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             2000              1999            1998
                                                                           --------          --------        --------
(dollars in thousands)
Wireless messaging products.......................................         $129,223          $153,913        $299,315
Enhanced Services platform products...............................          122,362            84,176          67,724
                                                                           --------          --------        --------
                                                                           $251,585          $238,089        $367,039
                                                                           ========          ========        ========

(percentage of net sales)
Wireless messaging products.......................................               51%               65%             82%
Enhanced Services platform products...............................               49                35              18
                                                                           --------          --------        --------
                                                                                100%              100%            100%
                                                                           ========          ========        ========

Years Ended December 31, 2000, 1999, and 1998

Net Sales. Net sales for 2000 increased 6% to $252 million as compared to $238 million in 1999, which decreased 35% from $367 million in 1998. International sales decreased to $85 million in 2000 as compared to $112 million in 1999 and $143 million in 1998 and accounted for 34%, 47% and 39% of net sales for 2000, 1999 and 1998, respectively.

The increase in net sales in 2000 was due to a continued robust market demand in North America for the Company's Enhanced Services platform MVP(TM) product and wireless messaging devices which was partially offset by a decline in net sales of the Company's traditional wireless messaging infrastructure products.

The Company anticipates sales growth in 2001 will be driven by the Company's ESP product and increased sales of the Company's wireless data devices as the Company expects in 2001 an increase in the demand of its new Reflex product devices and the introduction of the Company's first CDMA module which provides integrated voice and data connectivity to popular handheld computers. Offsetting these increases in 2001, the Company anticipates wireless messaging infrastructure revenue will decline as a result of certain Reflex operators experiencing an accelerated loss of one-way paging subscribers in the fourth quarter 2000 and the delay in 2001 of capital spending of other wireless operators.

These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-K. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

The decline in net sales in 1999 was due to the contraction in the overall wireless messaging market. There was a slowdown in wireless messaging infrastructure purchases as the domestic wireless messaging providers sought capital financing through normal channels or were acquired by other telecommunication companies. International customers experienced similar constraints of available capital resources. Additionally, sales of the Company's two-way wireless messaging devices were negatively impacted by a slower than expected roll out of the two-way market and intense price competition against its lower end product.


Gross Profit. Gross profit was 53% in 2000 compared to 43% in 1999 and 48% in 1998. The increase in gross profit percentage in 2000 was due primarily to higher sales of Enhanced Services platform products which yield higher gross margins than the Company's other products. Additionally, the increase in gross margins in 2000 and the decline of margins in 1999 as compared to 1998 can be attributed to charges incurred in 1999 for: (i) restructuring severance expenses incurred for employee terminations in the Company's Quincy, IL and Vancouver, BC manufacturing facilities, (ii) additional slow moving inventory reserves recorded as a result of lower forecasted infrastructure sales and (iii) the bankruptcy filing of a customer for which certain inventory parts had been purchased. These are offset partially by (i) increased sales of the Company's lower margin wireless messaging devices, (ii) decreased sales of the Company's higher margin wireless messaging infrastructure products and (iii) charges incurred in 2000 to revalue the Company's wireless messaging device inventory to market as a result of technological advances in the device market.

The Company anticipates its gross profit percentage will be in the range of approximately 45 - 50% in 2001. However, Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) increases in material costs and other components of cost of sales. This is a forward-looking statement that is subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-K.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $72 million, $81 million, and $97 million for 2000, 1999 and 1998, respectively. The decreases in 2000 and 1999 are primarily attributable to a net decrease in employee related costs and lower facility lease expense as a result of the third quarter 1999 and first quarter 1999 restructurings. This decrease in 2000 is offset partially by higher marketing related expenses as the Company began to implement programs in 2000 to develop and enhance the Company's strategic market position, marketing focus and channel management. The 1999 decrease is partially offset by restructuring charges recorded in the first and third quarter 1999 restructuring plans. See Note 9 to the Company's Consolidated Financial Statements. Additionally, a portion of the 1999 decrease in expenses is due to the sale of the Company's network management business in 1998. See
Note 13 to the Company's Consolidated Financial Statements.

Business Restructuring. During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million related to a 27% reduction in the Company's global workforce. This headcount reduction impacted all functional areas of the Company but the majority of the positions impacted, approximately 50% or 200, were associated with consolidating the Company's Vancouver manufacturing operations to its Quincy, Illinois facility. During the fourth quarter 1999, the Company expensed approximately $280,000 of additional severance adjustments. Furthermore, during the fourth quarter 1999 and 2000, the Company expensed retention bonuses earned related to the third quarter 1999 restructuring of approximately $320,000 and $60,000, respectively. Severance and payments for outplacement services of approximately $8.95 million were paid prior to December 31, 2000. Additionally, during 2000, the Company reversed approximately $230,000 of accrued severance benefits related to this reduction of workforce.

Additionally during the third quarter 1999, the Company recorded a pre-tax charge of approximately $670,000 of which approximately $310,000 was paid before December 31, 2000, for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. The consolidation and exit process was completed for all of the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which was completed in the first quarter 2000. During the fourth quarter 1999, the Company expensed approximately $150,000 for additional lease termination costs and asset impairments at its Vancouver facility related to the third quarter 1999 restructuring. During 2000, the Company reversed approximately $680,000 of accrued lease termination costs and
asset impairment charges related to the third quarter 1999 restructuring.   This
reversal was due to: (i) assets previously determined as excess being utilized at the Quincy manufacturing facility, (ii) greater than anticipated proceeds from the disposal of assets in the Vancouver facility and (iii) a change in the estimated timing of the exit of the leased portion of the Vancouver facility.

For the year ended December 31, 1999, the total pre-tax charge for the third quarter 1999 restructuring and exiting of leased facilities was recorded as approximately $4.9 million to cost of sales, $1.0 million to research and development, $2.0 million to loss on sale of assets, and $4.2 million to selling, general and administrative expenses.

During the year ended December 31, 2000, the total pre-tax impact of charges against the accrual for the third quarter 1999 restructuring was recorded as a reduction of approximately $180,000 to loss on sale of assets, $110,000 to selling, general and administrative expenses, $120,000 to research and development expenses and $440,000 to cost of sales for changes in estimates. The reserve balance for the third quarter 1999 restructuring was approximately $175,000 at December 31, 2000. Management believes the remaining reserves for the third quarter 1999 business restructuring are adequate to complete this plan.

During the second quarter 1999, the Company recorded a pre-tax charge for severance of approximately $1.7 million, of which approximately $1.6 million was paid before December 31, 2000, for a workforce reduction of approximately 200 employees at its Vancouver and Quincy manufacturing facilities. During the third quarter of 1999, the Company reduced this pre-tax charge by approximately $80,000 for lower than expected actual severance expenses incurred. As of December 31, 1999 and 2000, the reserve balance was approximately $20,000 and $0, respectively.

During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees at the Vancouver, Charlotte, and Quincy facilities, exiting costs from the Blaine, Washington leased facility and asset impairment charges for leasehold improvements located at the Blaine, Washington facility (noncash charge of approximately $170,000). During 1999, the Company paid approximately $1.3 million of the first quarter 1999 restructuring costs primarily for employee termination costs and wrote-off approximately $170,000 in leasehold improvements. Additionally, during the remainder of 1999, the Company reversed charges of approximately $90,000 for less than anticipated exit costs and severance costs. As of December 31, 1999 and 2000 the reserve balance was approximately $40,000 and $0, respectively.

During the fourth quarter 1998, the Company recorded a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements. At December 31, 1998 the reserve balance was approximately $4.3 million. During 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $620,000 due to lower than anticipated employee outplacement fees and severance costs at its Norwood, Massachusetts facility and lower facility exit costs offset partially by more than anticipated severance costs at other locations. During 1999 the Company paid a total of approximately $3.7 million of the fourth quarter 1998 restructuring charge primarily for employee termination costs, operating facility costs and early termination fees for the Norwood, Massachusetts leased facility. As of December 31, 1999 and 2000 the reserve balance was approximately $5,000 and $0, respectively.

Provision for Doubtful Receivables. The provision for doubtful receivables was $2 million, $67 million, and $1 million in 2000, 1999 and 1998, respectively. This increase in 1999 compared to 2000 and 1998 was due primarily to the risk inherent in the Company's portfolio of receivables due to financial difficulties, including bankruptcy, which was experienced by several of the Company's customers in the second and third quarters of 1999. Bankruptcy of one customer, Conxus, accounted for approximately $38 million of the increase from 1998 to 1999. Accordingly, significant increases in the Company's allowance for doubtful accounts were recognized during 1999. (See Financial Condition and Liquidity - Liquidity and Capital Resources and Note 3 to the Company's Consolidated Financial Statements). Prior to the second quarter 1999, the Company's bad debt write-offs had not been significant.

Research and Development Expense. Research and development expenses decreased to $39 million in 2000 compared to $41 million in 1999 and $47 million in 1998. The decrease in 2000 is primarily attributable to a reduction in employee related expenses due to the third quarter 1999 restructuring and additional employee severance expenses incurred in 1999 for this restructuring. The decrease is offset by higher employee incentive bonuses accrued as a result of meeting incentive plan targets in 2000 as well as higher subcontracting expenses incurred for the Company's enhanced service platform products. The decrease for 1999 was primarily related to a reduction in employee related costs attributable to the first and fourth quarter 1998 restructurings. See Note 9 to the Company's Consolidated Financial Statements. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales decreased to 16% in 2000 from 17% in 1999 and 13% in 1998. Glenayre expects spending for research and development in 2001 to decrease as a percentage of net sales to approximately 15% with absolute dollars changing in relation to net sales reflecting the Company's continued focus on the development and timely introduction of new products.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased to $20 million in 2000 compared to $30 million in 1999 and $39 million in 1998. The decrease in expense for 2000 is a result of (i) the write-off of goodwill related to the 1997 acquisition of WAI and other fixed and intangible assets in the third quarter 1999, (ii) older assets becoming fully depreciated in 2000 and (iii) disposal of capital assets related to the third quarter 1999 restructuring. The Company spent $19 million, $11 million and $30 million in 2000, 1999 and 1998, respectively, in order to provide the equipment and capacity necessary to meet the Company's ongoing operations. Glenayre anticipates property, plant and equipment purchases in 2001 to be approximately $29 million and expects depreciation expense to remain approximately the same as 2000. Glenayre anticipates amortization expense for 2001 to be approximately the same amount as 2000.

Write-off of Goodwill and Other Intangibles and Escrow Settlements. In the third quarter 1999, the Company wrote off approximately $43 million of goodwill and approximately $8 million of other intangibles related to the acquisition of WAI.

In November 1997 the Company acquired WAI, a developer of two-way messaging devices, located in Santa Clara, California. WAI develops and markets two-way wireless messaging devices.

The purchase price was negotiated based on projections of revenues from sales of the wireless messaging devices and future applications (the "acquired WAI products"). Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations. Sales of wireless messaging devices for 1998 were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first half of 1999. Additionally, the two-way wireless messaging market had not developed as rapidly as expected and the Company's lower end device began to experience price competition in the second quarter 1999. In the third quarter 1999, after incurring significant operating losses related to the WAI business, management decided to restructure the WAI operations.

Management made this strategic change due to the following reasons which were not readily apparent during the acquisition process: (i) performance issues with the wireless messaging devices causing delays in timing of product delivery and product acceptance; (ii) slower than expected development of the two-way messaging market; (iii) a reduction in the overall expected market size for two-way wireless messaging devices; and (iv) the speed and cost to adapt the product for future applications has been competitively hindered by the current architecture.

Given this strategic change, the Company concluded that the future forecasted results for the acquired WAI products will be significantly less than had been anticipated at the time of the Company's acquisition of WAI. As a result of this strategic change, the WAI workforce was significantly decreased and future WAI requirements for sales and engineering development are expected to be contracted from elsewhere within the Company. After making these changes, the Company evaluated the ongoing value of the non-current assets of WAI. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of approximately $51 million at September 30, 1999 were impaired and wrote them down by the remaining balance. Fair value was based on estimates of discounted future cash flows to be generated by the acquired WAI products.

During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that approximately $12 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and products specifications. In February 1999, the Company made an indemnity claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In January 2000, the representative of the former shareholders of WAI filed an answering statement to this claim denying the allegations of the Company and asserting that the former shareholders of WAI were entitled to all funds accumulated in escrow. In August 2000, the Company and the former shareholders entered into a settlement agreement that disbursed approximately $11.5 million of the escrow funds to the Company. As part of this settlement the former WAI shareholders were disbursed approximately $2.1 million of the funds. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's consolidated statement of operations for the year ended December 31, 2000. Additionally, the settlement agreement released all claims by both parties to the Agreement.

On October 15, 1997, the Company completed the acquisition of ODC located in Norwood, Massachusetts. ODC was a developer of database management platforms and products for telecommunications providers. Actual 1998 revenue and earnings from ODC's products were significantly lower than anticipated at the date of acquisition, which significantly impacted the Company's 1998 results. These lower than anticipated results were primarily attributed to a strategic change in market strategy during 1998 for ODC's products. This strategic change was from a multiple market approach for the prepaid wireless, prepaid wireline, and postpaid calling markets to a single market approach focused solely on the prepaid wireless market, thus eliminating two markets in which the products were expected to be sold. Operating projections prepared prior to the acquisition included revenue related to all three of these markets. Management believes that its future concentration for the ODC products should continue to be primarily in the prepaid wireless market. Given this strategic change, the Company concluded that the future forecasted results for the ODC products will be significantly less than had been anticipated at the time of the Company's acquisition of ODC. After making this change, the Company evaluated the ongoing value of the noncurrent assets of ODC. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of $30.9 million were impaired and wrote them down by $26.7 million in 1998 to their fair value. Fair value was based on estimated future discounted cash flows to be generated by ODC. The ODC Norwood, Massachusetts operating facility was closed in the first quarter 1999 with research and development and administrative functions relocating to the Company's Atlanta facility.

The ODC Acquisition Agreement ("ODC Agreement") between the Company and the former ODC shareholders provided that approximately $5 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. In December 2000, the Company entered into an escrow settlement with the former ODC shareholders concerning the disbursement of the remaining funds held in escrow since the acquisition in October 1997. In this settlement the Company received $300,000 for certain third party software licensing infringements existing prior to the acquisition. Additionally, the settlement agreement released all claims by both parties to the Agreement.

The write-off of WAI goodwill and other intangibles reduced amortization expense in 1999 by approximately $2.4 million. The write-off of ODC goodwill and other intangibles reduced amortization expense in 1999 as compared to 1998 by approximately $4.9 million.

Loss (adjustment to loss) on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2000 and 1999, the Company reversed approximately $520,000 and $550,000, respectively, of expenses previously included in the $7.9 million loss on sale of the Company's network management business. See Note 13 to the Company's Consolidated Financial Statements.

Write-off of Uncollectible Subordinated Notes. In May 1998, as part of an overall financing program with the customer, the Company purchased $11.7 million in 9% convertible subordinated senior notes ("subordinated notes") from Conxus Communications, Inc. ("Conxus") which were included in Other Assets as an available-for-sale debt security. Based on the weak financial condition of Conxus, the Company recorded other than temporary unrealized losses on the subordinated notes in its results of operations for the second quarter 1998 and the third quarter 1998 of $583,000 and $767,000, respectively. In August 1999, Conxus filed for bankruptcy liquidation under Chapter 7 with the United States Bankruptcy Court for the District of Delaware. As a result, in 1999, the Company included in its results of operations a further write-down of $8.1 million to reflect the expected amount to be realized. In October 1999, the Company collected approximately $2.1 million related to the subordinated notes.

Interest Income, Net. Interest income, net was $6 million, $5 million and $8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Interest earned in 2000 was higher due to an increase in cash and cash equivalents generating short-term investment income offset partially by interest income only being recognized as received, on certain notes where customers have experienced financial difficulties. Interest earned in 1999 was lower due to interest income only being recorded as received on certain notes receivables with customers experiencing financial difficulties partially offset by additional interest earned on higher cash investments.

Gain (Loss) on Disposal of Assets. The Company recorded a gain of $400,000 for 2000 and a loss on disposal of assets of $4 million and $200,000 for 1999 and 1998, respectively. The $400,000 net gain is related primarily to a reversal of approximately $180,000 of asset impairment charges related to the Company's third quarter 1999 restructuring (See Note 9 to the Company's Consolidated Financial Statements) and proceeds received in excess of book value on the sale or trade-in of manufacturing, research and development and computer equipment. In 1999, the Company incurred significant charges primarily attributable to asset write-offs and impairment charges associated with the third quarter 1999 restructuring. Additionally, during 1999 the Company recorded significant write-offs due to (i) changes in processes, (ii) assets not identified as part of ongoing and specific physical reviews and (iii) assets identified as abandoned during the process of consolidating manufacturing facilities.

Provision for Income Taxes. The 2000 effective tax rate differed from the combined US federal and state statutory tax rate of approximately 40% due primarily to (i) the change in valuation allowance, (ii) taxation of a deemed dividend from a foreign subsidiary, (iii) nondeductible goodwill amortization,
(iv) higher tax rates on earnings indefinitely reinvested in certain non-US jurisdictions, and (v) the receipt of previously escrowed funds related to the 1997 acquisition of Wireless Access that is treated as a purchase price adjustment for tax purposes. The difference between the 1999 and 1998 effective tax rates and the combined U.S. federal and state statutory rate is due primarily to (i) nondeductible goodwill amortization, (ii) the write-off of the goodwill related to the companies acquired in 1997 and (iii) the application of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in each of the years is primarily due to changes in operating results, nondeductible goodwill amortization and the write-off of the goodwill related to the companies acquired in 1997. See Note 8 to the Company's Consolidated Financial Statements.

At December 31, 1998, the Company had approximately $33 million of net operating loss carryforwards ("NOLs") related to the acquisition of WAI and ODC in 1997 (collectively referred to as "acquired NOLs"). These NOLs will begin to expire in 2005. However, due to certain restrictions limiting the Company's future use of WAI's acquired NOLs, the potential benefit related to a portion of the NOLs, approximately $22.5 million, has been fully reserved. At December 31, 1999 and December 31, 2000, the NOLs increased to approximately $65 and $115 million, respectively, as a result of current tax losses.

The maximum quarterly book tax rate is expected to be approximately 43% in 2001. This rate is expected to vary from quarter to quarter depending on the profitability of the Company. This variance is primarily due to nondeductible goodwill amortization and the benefit of the foreign sales corporation. However, the actual book tax rate may be different from the Company's estimate due to various issues including (i) future tax legislation, (ii) the changes in the amount of international business by the Company, (iii) changes in federal, state or international tax rates, (iv) the availability of foreign sales corporation tax benefits and (v) the actual utilization of the acquired NOLs.

Financial Condition and Liquidity

Liquidity and Capital Resources. At December 31, 2000 the Company had cash and cash equivalents and restricted cash totaling $89 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit substantially all of which expire during 2001. At December 31, 2000, Glenayre's principal source of liquidity is $72 million of cash and cash equivalents.

The decrease in cash and cash equivalents of $2 million for 2000 is due principally to cash generated from operations of $5 million and the exercise of stock options of $14 million (net), offset by purchases of capital assets amounting to $19 million and net cash used for the purchase and sale of available-for-sale securities of $2 million. The cash provided by operating activities was due primarily to net income plus noncash items offset by increases in restricted cash of $7 million, inventories of $12 million and accounts receivable of $6 million and a decrease of accrued liabilities of $9 million.

Inventories increased at December 31, 2000 compared to December 31, 1999 primarily as a result of the Company's strategy to efficiently meet anticipated future customer demand on inventory parts that traditionally have required longer lead times.

Accounts payable increased at December 31, 2000 compared to December 31, 1999 primarily as a result of increased inventory purchases. Accrued expenses at December 31, 2000 decreased from year-end 1999 primarily due to reductions in
(i) restructuring reserves, (ii) accrued international project costs and (iii) state sales tax partially offset by an increase in employee incentive plan accruals and income taxes payable.

The Company signed an agreement as of September 30, 1999 for the sale of 95% of the equity interest in its microwave radio business, MUX. The transaction closed on November 1, 1999 and the Company received cash of approximately $37 million. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for the years ended December 31, 1999 and 1998 in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments should the buyer not be able to meet these lease obligations. The maximum contingent liability as of December 31, 2000 related to these obligations is approximately $3.4 million. Additionally, MUX completed its initial public offering in August 2000. The Company became eligible to begin selling its remaining shares of MUX subject to certain regulatory restrictions after November 1, 2000. As of December 31, 2000, the Company had sold 152,000 shares at a pre-tax gain of $1.1 million generating cash proceeds of approximately $700,000 and other receivables of $490,000. Further through February 5, 2001, the Company has sold an additional 898,000 shares at a pre-tax gain of approximately $9.6 million generating cash proceeds of approximately $10.3 million. Given appropriate market conditions and subject to regulatory restrictions, the Company may continue to sell its shares in MUX during 2001 or in future periods.

The Company incurred restructuring charges in both 1998 and 1999. See Note 9 to the Company's Consolidated Financial Statements. As a result of these charges, subsequent to December 31, 2000, the Company expects to make cash payments from operating cash flows for employee termination costs of approximately $175,000 in 2001.

Deferred income taxes decreased $3.1 million due primarily to the deferred tax liability recorded on the unrealized gains from available-for-sale investments.

In December 2000, the Board of Directors of the Company rescinded its dormant stock repurchase program authorized in September 1996 and authorized the
repurchase of up to 3 million shares of the Company's common stock.   As of
December 31, 2000, the Company had repurchased 12,500 shares at a total cost of approximately $40,000.

The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market may require customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. Since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. During the third quarter 2000, the Company renegotiated its only prior financing commitment for wireless messaging infrastructure and voicemail products reducing the commitment from approximately $30 million to approximately $10 million. This commitment, which expires in 2001, has a remaining financing commitment of approximately $500,000 at December 31, 2000. Amounts outstanding under this financing arrangement as of December 31, 2000 were approximately $9.3 million.

In 1999, the Company significantly reduced its manufacturing facility requirements as the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility. See Note 9 to the Company's Financial Statements. In anticipation of these changes in the first quarter 1999, the Company halted the construction in progress on its 110,000 square feet expansion of its Vancouver facilities, completing only a parking facility. The total cost of this initial plan of expansion through December 31, 1999, which included architecture, engineering and construction costs, was approximately $12 million. The Company is currently exploring opportunities that will satisfy the requirements of its Vancouver operations. This includes the development, subsequent sale and partial lease back of an office tower to meet the Company's operational needs for the engineering, marketing and customer service groups located in Vancouver, B.C.
In 2000, the

Company spent approximately $7.9 million related to the office tower development. The total remaining cost to complete the construction is estimated at approximately $9.4 million.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and (ii) to repurchase common stock as discussed above. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

Income Tax Matters. For 2000 and 1999, Glenayre's actual cash outlay for taxes was limited to foreign income taxes primarily due to current losses and foreign sales corporation benefits.

As described in Note 8 to the Company's Consolidated Financial Statements, at December 31, 2000, the Company had U.S. NOLs aggregating approximately $115 million, of which approximately $33 million related to the 1997 acquisitions of ODC and WAI. However, the ability to utilize WAI's acquired NOL's to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 2001 or future periods. Additionally, as the volume of international sales grows, the percentage of worldwide income taxable in international jurisdictions may increase as well. As a result, the cash tax rate may be significantly higher in 2001 compared to 2000 and recent years.

The Company has recorded a deferred tax asset of $54 million, net of a valuation allowance of $16 million, at December 31, 2000, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income. The factors that affect the amount of U.S. taxable income in the future, in relation to reported income before income taxes, include primarily the amount of employee stock options exercised and the portion of such income taxable in jurisdictions outside of the U.S., both of which reduce the amount of income subject to U.S. tax, and therefore reduce the utilization of existing net operating loss carryforwards.

At December 31, 2000 and 1999, the valuation allowance was $16 million and $15 million, respectively. This change is primarily due to management's reconsideration of the Company's ability to utilize state net operating losses and research and development credit carryforwards.

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

Inflation. For the three fiscal years ended December 31, 2000, the Company does not believe inflation has had a material effect on its results of operations.

OUTLOOK

Glenayre believes that the communications market will continue to experience dramatic growth, particularly in the number of wireless subscribers worldwide and the demand for unified messaging solutions. Providers of communications services for enterprises and consumers will continue to seek to differentiate themselves in increasingly competitive markets with high-demand solutions. The Company believes that it is well positioned to provide these solutions. Additionally, the new products and solutions being developed by the Company should expand the uses and applications in this growing market.

The Company believes that there will be strong growth in mobile communications services, including two-way messaging devices and unified messaging. This growth is expected to accelerate over the next two to three years with the availability of 3G technology. Increased demand for two-way messaging devices will be driven by the improved utility delivered through new applications available via the Internet. The Company also believes that there will be continued growth in wireless infrastructure in specific markets, including China.

The Company believes demand for wireless devices similar to the @ctiveLink module two-way messaging device will increase in 2001. The Company has established marketing and distribution agreements with carriers and strategic partners to promote these offerings and develop new modules for introduction in 2001. These relationships will help the Company capture the opportunity presented by this growing market and will enable the Company to continue deploying new products as technology evolves.

The ESP/Unified Messaging market is also expected to continue to grow, especially for larger wireless communications system networks. New applications that provide the Company's customers with revenue generating opportunities as well as reduce consumer churn will further enhance its competitive position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates and foreign currency exchange rates. The Company's investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company's results of operations. Additionally, the competitive telecommunications market has historically required customer financing commitments. These commitments may be in the forms of guarantees, secured debt or lease financing and are subject to fair market value adjustments based on prevailing market interest rates. The Company does not believe that future exposure to adjustments in interest rates related to customer financing will have a material impact on the Company's results of operations. Although a substantial portion of the Company's annual sales are negotiated in United States dollars, certain contracts in the normal course of business are negotiated in a foreign currency. When appropriate, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. Due to the limited amount of such hedging transactions, management believes that fluctuations in currency exchange rates will not have a material adverse effect on the Company's results of operations. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company and its subsidiaries as of December 31, 2000, 1999 and 1998 and for each of the three years in the period ended December 31, 2000, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

            INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


(i)  Financial Statements:                                                                             Page
                                                                                                       ----
 Report of Ernst & Young LLP Independent Auditors..................................................      26
 Consolidated Balance Sheets at December 31, 2000 and 1999.........................................      27
 Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998........      28
 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
    1999 and 1998..................................................................................      29
 Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998........      30
 Notes to  Consolidated Financial Statements.......................................................      32

(ii)  Supplemental Schedule:

(For the years ended December 31, 2000, 1999 and 1998)
Schedule II - Valuation and Qualifying Accounts....................................................      58

All other schedules are omitted because they are not applicable or not required.

                        REPORT OF INDEPENDENT AUDITORS


Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                          /s/ ERNST & YOUNG LLP



Charlotte, North Carolina
February 5, 2001

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                       December 31,
                                                                            -------------------------------
                                                                                 2000             1999
                                                                            --------------    -------------
ASSETS
Current Assets:
 Cash and cash equivalents................................................         $71,866          $73,513
 Restricted cash..........................................................          16,893           10,355
 Accounts receivable, net.................................................          94,977           88,736
 Notes receivable.........................................................           4,434            7,083
 Inventories..............................................................          40,104           28,130
 Deferred income taxes....................................................          19,140           16,668
 Prepaid expenses and other current assets................................           6,177            4,249
                                                                            --------------    -------------
  Total current assets....................................................         253,591          228,734
Notes receivable, net.....................................................           7,224            4,707
Property, plant and equipment, net........................................          89,055           88,654
Goodwill, net............................................................           45,311           47,999
Deferred income taxes....................................................           34,917           40,507
Other assets.............................................................           15,988            2,957
                                                                            --------------    -------------
TOTAL ASSETS.............................................................         $446,086         $413,558
                                                                            ==============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable.........................................................         $25,150          $18,073
 Accrued liabilities......................................................          43,299           52,534
 Other current liabilities................................................              66               92
                                                                            --------------    -------------
  Total current liabilities................................................         68,515           70,699
Other liabilities........................................................            6,644            7,381
Stockholders' Equity:
 Preferred stock, $.01 par value; 5,000,000 shares
  authorized, no shares issued and outstanding.............................
 Common stock, $.02 par value; authorized: 200,000,000 shares;                         ---              ---
  outstanding: 2000-64,446,012 shares; 1999-62,430,153 shares..............          1,288            1,248
 Contributed capital......................................................         359,181          345,097
 Retained earnings (deficit)..............................................           3,235          (10,867)
 Accumulated other comprehensive income...................................           7,223              ---
                                                                            --------------    -------------
 Total stockholders' equity...............................................         370,927          335,478
                                                                            --------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............................         $446,086         $413,558
                                                                            ==============    =============


                See notes to consolidated financial statements.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)

                                                                                     Year Ended December 31,
                                                                           -----------------------------------------------
                                                                               2000              1999             1998
                                                                           -----------       -----------       -----------
NET SALES............................................................         $251,585          $238,089          $367,039
COSTS AND EXPENSES:                                                        -----------        ----------       -----------
   Cost of sales.....................................................          117,180           135,597           192,686
   Selling, general and administrative expense.......................           72,430            81,334            97,320
   Provision for doubtful receivables................................            2,433            66,999             1,187
   Research and development expense..................................           39,450            40,831            47,438
   Depreciation and amortization expense.............................           20,461            29,860            38,645
   Write-off of goodwill and other intangibles.......................              ---            50,919            26,705
   Loss (adjustment to loss) on sale of business.....................             (524)             (554)            7,858
   Unrealized loss on subordinated notes.............................              ---             8,172             1,350
                                                                           -----------        ----------       -----------
   Total costs and expenses..........................................          251,430           413,158           413,189
                                                                           -----------        ----------       -----------
INCOME (LOSS) FROM OPERATIONS........................................              155          (175,069)          (46,150)
                                                                           -----------        ----------       -----------
OTHER INCOME (EXPENSES):

   Interest income...................................................            6,504             5,699             8,780
   Interest expense..................................................              (60)             (397)             (571)
   Gain (loss) on disposal of assets.................................              366            (4,431)             (171)
   Escrow settlement.................................................           11,177               ---               ---
   Gain on sale of available-for-sale securities.....................            1,142               ---               ---
   Other, net........................................................             (509)              483            (1,004)
                                                                           -----------        ----------       -----------
   Total other income................................................           18,620             1,354             7,034
                                                                           -----------        ----------       -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.........           18,775          (173,715)          (39,116)
PROVISION (BENEFIT) FOR INCOME TAXES.................................            4,673           (45,967)            1,608
                                                                           -----------        ----------       -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............................           14,102          (127,748)          (40,724)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
   (NET OF INCOME TAX)...............................................              ---              (780)              954
                                                                           -----------        ----------       -----------
NET INCOME (LOSS)....................................................          $14,102         $(128,528)         $(39,770)
                                                                           ===========        ==========      ============

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:

Income (loss) from continuing operations.............................            $0.22            $(2.06)           $(0.66)
Discontinued operations..............................................              ---             (0.01)            (0.01)
                                                                           -----------        ----------      -----------
Net income (loss) per weighted average common share..................            $0.22            $(2.07)           $(0.65)
                                                                           ===========        ==========      ============

INCOME (LOSS) PER COMMON SHARE--ASSUMING DILUTION:

Income (loss) from continuing operations ............................            $0.21            $(2.06)           $(0.66)
Discontinued operations..............................................              ---             (0.01)             0.01
                                                                           -----------        ----------      ------------
Net income (loss) per common share--assuming dilution................            $0.21            $(2.07)           $(0.65)
                                                                           ===========        ==========      ============

                See notes to consolidated financial statements.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)

                                                                                                     Accumulated
                                                                                      Retained          Other           Total
                                             Common Stock             Contributed     Earnings      Comprehensive   Stockholders'
                                             ------------
                                        Shares          Amount          Capital       (Deficit)        Income           Equity
                                        ------          ------         ---------     ------------     --------        ----------
Balances, December 31, 1997.........     60,651         $1,213          $333,715         $157,431         $---          $492,359
Net loss............................                                                      (39,770)                       (39,770)
Stock options exercised.............      1,413             28             7,328                                           7,356
Tax benefit of stock options
 exercised..........................                                       2,208                                           2,208
                                      ---------      ---------        ----------       ----------    ---------        ----------
Balances, December 31, 1998.........     62,064          1,241           343,251          117,661          ---           462,153
Net loss............................                                                     (128,528)                      (128,528)
Stock options exercised.............        366              7             1,717                                           1,724
Tax benefit of stock options
 exercised..........................                                         129                                             129
                                      ---------      ---------        ----------       ----------    ---------        ----------
Balances, December 31, 1999.........     62,430          1,248           345,097          (10,867)         ---           335,478
Net income..........................                                                       14,102                         14,102
Other Comprehensive Income:
   Net unrealized gain (loss) on
   securities available-for-sale,
   net of tax........................                                                                    7,223             7,223
                                                                                                                      ----------
Comprehensive Income.................                                                                                     21,325
Stock options exercised..............     2,028             40            14,124                                          14,164
Repurchase of common stock...........       (12)           ---               (40)                                            (40)
                                      ---------      ---------        ----------       ----------    ---------        ----------
Balances, December 31, 2000..........    64,446         $1,288          $359,181           $3,235       $7,223          $370,927
                                      =========      =========        ==========       ==========    =========        ==========

                See notes to consolidated financial statements.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (tabular amounts in thousands of dollars)

                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                2000             1999               1998
                                                                             ---------        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..................................................          $ 14,102         $(128,528)          $(39,770)
Adjustments to reconcile net income to net cash provided
  by operating activities:
 Depreciation and amortization.....................................            20,461            30,948             40,086
 Changes in deferred income taxes..................................             3,118           (36,757)            (6,554)
 (Gain) loss on disposal of equipment..............................              (275)            3,473              1,166
 Loss on disposal of microwave communication business..............               ---             3,235                ---
 Loss (adjustment to loss) on sale of network management
  business.........................................................              (524)             (554)             7,858
 Write-off of goodwill and other intangibles.......................               ---            50,919             26,705
 Tax benefit of stock options exercised............................               ---               129              2,208
 Write-off of uncollectible subordinated notes.....................               ---             8,172              1,350
 Repurchase of common stock........................................                40               ---                ---
 Gain on sale of available-for-sale securities.....................            (1,142)              ---                ---
 Other noncash charges.............................................                11               ---                ---

Changes in operating assets and liabilities, net of
  effects of business dispositions and acquisitions:
 Restricted cash...................................................            (6,538)          (10,355)               ---
 Accounts receivable...............................................            (5,751)           58,295             (2,892)
 Notes receivable..................................................               131            59,744             (8,760)
 Inventories.......................................................           (11,974)           14,174              2,800
 Prepaids and other current assets.................................            (1,928)            1,492              1,140
 Other assets......................................................            (3,277)              885               (966)
 Accounts payable..................................................             7,036           (11,681)             4,842
 Accrued liabilities...............................................            (7,542)          (17,591)            (2,923)
 Other liabilities.................................................              (722)              334              1,878
                                                                             --------         ---------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........................             5,226            26,334             28,168
                                                                             --------         ---------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment.........................           (19,303)          (10,872)           (29,949)
Proceeds from sale of building and equipment.......................               250             6,210                180
Proceeds from (purchases of) subordinated notes....................               ---             2,145            (11,667)
Investments in available-for-sale securities.......................            (2,650)              ---                ---
Proceeds from sale of available-for-sale securities................               707               ---                ---
Net proceeds from sale of microwave communication
  business.........................................................               ---            35,843                ---
                                                                             --------         ---------      -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES................           (20,996)           33,326            (41,436)
                                                                             --------         ---------      -------------

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   (tabular amounts in thousands of dollars)

                                                                                      Year Ended December 31,
                                                                                 ---------------------------------
                                                                                    2000         1999         1998
                                                                                 -------      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term borrowings...................................                (41)        (154)      (2,881)
Issuance of common stock.............................................             14,164        1,724        7,356
                                                                                 -------      -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES............................             14,123        1,570        4,475
                                                                                 -------      -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS........................................................             (1,647)      61,230       (8,793)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.......................             73,513       12,283       21,076
                                                                                 -------      -------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR.............................            $71,866      $73,513      $12,283
                                                                                 =======      =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest...........................................................            $    61      $   388      $   606
  Income taxes.......................................................              2,922        3,824        5,277


                See notes to consolidated financial statements.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

1.  Summary of Significant Accounting Policies

Description of Business

Glenayre is a worldwide provider of communication solutions for mobile and active subscribers. The Company designs, manufactures, markets and services its products principally under the Glenayre name. These products include enhanced services, unified messaging, advanced messaging services and devices, and prepaid wireless and card services as well as networking infrastructure used to deliver these services. Glenayre's products are deployed in cellular, personal communications services, wireless, data and internet protocol networks.

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

Restricted Cash at December 31, 2000 consisted of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

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

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


Goodwill

Goodwill represents the excess of cost over assigned fair market value of net assets acquired. Goodwill at December 31, 2000 is being amortized on a straight-line basis over an estimated useful life of 25 years. Goodwill is shown net of accumulated amortization of $21.9 million and $19.2 million at December 31, 2000 and 1999, respectively. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the expected future undiscounted cash flow of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

Available-for-sale securities

The Company's marketable securities are classified as available-for-sale and recorded at current market value. Net unrealized gains and losses on marketable securities available-for-sale are recorded to shareholder's equity as a component of Other Comprehensive Income, net of tax. Any realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a separate component of Other Income (Expense) in the Company's Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition

The Company recognizes revenues at the time products are shipped (except for certain long-term contracts described below) and collection of the resulting receivable is deemed probable by the Company. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company. The Company has no significant performance obligations to customers after the date products, product enhancements and upgrades are shipped, except for product warranties as described below.

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

Estimated Warranty Costs

The Company generally warrants its telecommunications products other than certain transmitters and messaging devices for one year after sale. The majority of the Company's transmitters and messaging devices are warranted for two years after sale. A provision for estimated warranty costs is recorded at the time of sale.

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 15 to the Company's Consolidated Financial Statements. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

Income Taxes

Income taxes have been provided using the liability method in accordance with SFAS 109, Accounting for Income Taxes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Impact of Recently Issued Accounting Standards

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because of the Company's minimal use of derivatives, the adoption of this new Statement will not have a significant effect on earnings or the financial position of the Company.

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). The provisions of the statement are effective beginning in the fourth quarter 2000. The Company believes its current revenue recognition policies comply with the provisions of SAB 101. Accordingly, SAB 101 has not effected the Company's revenue, earnings or financial position.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


2.   Discontinued Operations

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. MUX markets products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction is recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been classified as discontinued operations for the years ended December 31, 1999 and 1998 in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments. The maximum contingent liability as of December 31, 2000 for these obligations is approximately $3.4 million. MUX has expanded the scope of its business to include point-to-multi-point products, a greater international presence and a focus on new market segments. In connection with these changes in strategy, MUX completed its initial public offering in August 2000. The Company became eligible to begin selling its shares of MUX, subject to certain regulatory restrictions, after November 1, 2000. As of December 31, 2000 the Company had sold 152,000 shares of MUX stock at a pre-tax gain of $1.1 million. Further, as of February 5, 2000, the Company had sold an additional 898,000 shares of MUX stock at a pre-tax gain of $9.6 million.

Results for discontinued operations consists of the following:


                                                         1999     1998
                                                        ------   ------

Net Sales..........................................     $33,195  $32,903
                                                        =======  =======

Income (Loss) from Discontinued Operations:

Income from operations before income tax...........       4,266    1,958
Provision for income taxes.........................       1,811    1,004
                                                        -------  -------
Net income from operations.........................       2,455      954
                                                        -------  -------
Gain on disposal before income taxes...............       6,500      ---
Provision for income taxes.........................       9,735      ---
                                                        -------  -------
Net loss from sale of discontinued operations......      (3,235)     ---
                                                        -------  -------
                                                       $   (780)  $  954
                                                        =======  =======

3.   Accounts and Notes Receivable

Accounts receivable at December 31, 2000 and 1999 consist of:


                                                    2000            1999
                                                  --------        --------

Trade receivables.............................    $108,453        $104,206
Retainage receivables.........................         261             319
Other.........................................       4,121           1,883
                                                  --------        --------
                                                   112,835         106,408
Less: allowance for doubtful accounts.........     (17,858)        (17,672)
                                                  --------        --------
                                                  $ 94,977        $ 88,736
                                                  ========        ========

Trade receivables at December 31, 2000 and December 31, 1999 included unbilled costs and estimated earnings under contracts in the amount of approximately $16 million and $25 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

Notes receivable at December 31, 2000 and 1999 consist of:



                                                      2000        1999
                                                    -------     ------
Current............................................  $4,434       $7,083
Non-current.......................................   16,073       57,724
                                                    -------     --------
                                                     20,506       64,807
Less: reserves....................................   (8,849)     (53,017)
                                                    --------    -------
                                                    $11,658      $11,790
                                                    =======     ========

The Company's notes receivables are principally concentrated in the telecommunications industry. Historically, the Company had not experienced any significant issues related to the collection of receivables from its customers. However, during the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments, or (iv) experienced a deterioration in financial condition. As a result, in 1999 amounts owed on notes from these customers of approximately $62 million were considered impaired. During the third quarter 2000, the Company determined that nearly all of these impaired notes would not be collected and wrote off $43 million of the previously reserved impaired balances. The remaining amounts owed on notes from these customers totaled approximately $9 million and $62 million at December 31, 2000 and December 31, 1999, respectively. The average amount of impaired notes during the twelve-month periods ended December 31, 2000 and December 31, 1999 was approximately $43 million and $67 million, respectively. The reserves on these notes were approximately $8 million at December 31, 2000 and $53 million at December 31, 1999. Reserve activity during 2000 included an addition to the reserves of approximately $500,000. Interest income recorded on these notes was approximately $250,000 during 2000 and $2.7 million during 1999. Interest receivable from these notes of approximately $2.3 million was fully reserved as of December 31, 1999. Subsequent to September 30, 1999, interest income on these notes is recognized only as cash is received.

In addition to the collection issues described above in 1999, the Company experienced pressures from international customers to extend normal trade receivables payment terms. As a result of all of these occurrences, the Company changed its estimates used to determine reserves for uncollectible accounts and notes receivable. These changes in the estimates increased the net loss for the year ended December 31, 1999 by approximately $42 million ($(0.67) per share).

4. Inventories

Inventories at December 31, 2000 and 1999 consist of:

                                                        2000      1999
                                                      -------   -------
Raw materials.....................................    $26,290   $14,742
Work in process...................................      7,590     8,452
Finished goods....................................      6,224     4,936
                                                      -------   -------
                                                      $40,104   $28,130
                                                      =======   =======

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

5.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2000 and 1999 consist of:

                                                              2000       1999
                                                            --------   --------

    Land...............................................     $  3,493   $  3,493
    Buildings..........................................       52,857     45,008
    Equipment..........................................      101,748     94,376
    Leasehold improvements.............................        1,890      1,701
                                                            --------   --------
                                                             159,988    144,578
    Less: Accumulated depreciation.....................      (70,933)   (55,924)
                                                            --------   --------
                                                            $ 89,055   $ 88,654
                                                            ========   ========


6.  Other Assets

Included in Other Assets is the Company's remaining investment in MUX. See Note
2. During the third quarter of 2000, MUX successfully completed its initial public offering. As of December 31, 2000 the market value of the Company's remaining interest in MUX has appreciated. Accordingly, as of December 31, 2000, the Company had recorded an unrealized holding gain, of approximately $7.8 million, net of tax of $3.7 million, on this available-for-sale security.

On June 30, 2000 as part of the Company's strategy to expand into new markets for its Enhanced Services platform business the Company entered into a stock purchase agreement with Multi-Link Telecommunications, Inc. ("Multi-Link"), a Colorado corporation, and a shareholder, to acquire in the aggregate 264,439 shares of common stock for $2.1 million representing approximately 6.5% ownership in Multi-Link. The Company also acquired warrants to purchase 100,000 shares of Multi-Link common stock. The Company recorded the purchase, which occurred on July 3, 2000, as an investment in available-for-sale securities. As of December 31, 2000, the market value of Multi-Link common stock has decreased. As a result, the Company has recorded an unrealized holding loss of approximately $600,000, net of a tax benefit of $370,000, on this available-for-sale security.

                                                                        Available-for-sale Securities
                                                         -------------------------------------------------------------
                                                                            Gross            Gross
                                                                         Unrealized        Unrealized       Estimated
                                                             Cost           Gains            Losses         Fair Value
                                                             ----           -----            ------         ----------
Marketable equity securities as of December 31, 2000:
    Marketable equity securities....................        $3,634          $11,578          $976           $14,236


The estimated fair value of the Company's remaining available-for-sale marketable equity securities at February 5, 2001 totaled approximately $14.5 million.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

7.  Accrued Liabilities

Accrued liabilities at December 31, 2000 and 1999 consist of:

                                                         2000            1999
                                                       -------         -------

Accrued project costs..........................        $ 4,362         $ 9,441
Accrued warranty costs.........................          4,237           5,375
Accrued payroll costs..........................         13,601          11,414
Accrued restructuring costs....................            180           8,259
Accrued income taxes ..........................          6,596           4,033
Other accruals.................................         14,323          14,012
                                                       -------         -------
                                                       $43,299         $52,534
                                                       =======         =======

8.  Income Taxes

The Company's income tax provision consists of the following:

                                                                     2000             1999                1998
                                                                   -------         --------            -------
Current provision:
 United States Federal......................................       $   ---         $    ---            $  (698)
 Charge equivalent to tax benefit of stock                             ---              129              2,208
  option exercises .........................................
 Foreign....................................................         1,993            2,920              4,006
 State and local............................................           ---              ---                (96)
                                                                   -------         --------            -------
  Total current.............................................         1,993            3,049              5,420
                                                                   -------         --------            -------
Deferred:
 Primarily United States federal and state..................         1,250          (47,438)            (3,612)
 Adjustment to federal net operating loss carryforward......           ---              ---                664
 Adjustment to state net operating loss carryforward........           ---              ---              1,422
 Adjustment to valuation allowance..........................         1,430           (1,578)            (2,286)
                                                                   -------         --------            -------
 Total deferred.............................................         2,680          (49,016)            (3,812)
                                                                   -------         --------            -------
Total provision (benefit)...................................       $ 4,673         $(45,967)           $ 1,608
                                                                   =======         ========            =======

The sources of income (loss) from continuing operations before income taxes are presented as follows:

                                                                    2000              1999             1998
                                                                   -------        ---------          --------
                   United States............................       $14,254        $(185,235)         $(51,007)
                   Foreign..................................         4,521           11,520             11,891
                                                                   -------        ---------          --------
                                                                   $18,775        $(173,715)         $(39,116)
                                                                   =======        =========          ========

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                                           2000              1999              1998
                                                                        --------          ---------         --------
Income tax provision at U.S. statutory rate....................         $  6,570          $ (60,800)        $ (13,691)
Increase (Reduction) in valuation allowance....................            1,430             (1,578)           (2,286)
Deemed dividend of foreign earnings............................              978                ---               ---
Repatriation of foreign earnings of merged subsidiary..........              ---              1,098               ---
Purchase price adjustment of acquired subsidiaries resulting
 from Escrow Settlements ......................................           (4,598)               ---               ---
Reduction in federal net operating loss carryforwards
 due to sale of business.......................................              ---                ---               664
Reduction in state net operating loss carryforwards...........               ---                ---             1,422
Foreign taxes at rates other than U.S. statutory rate..........             (155)            (1,430)              716
U.S. research and experimentation credits......................             (700)              (480)             (905)
Foreign tax credits                                                          ---                ---              (639)
State taxes (net of federal benefit)...........................              586             (6,187)              325
Benefit from Foreign Sales Corporation.........................             (200)               (61)           (1,060)
Non-deductible loss on sale of  business.......................              ---                ---             1,374
Non-deductible charge for purchased research and
development....................................................              ---                ---               ---
Write-off of non-deductible goodwill and other intangibles.                  ---             19,522             9,141
Non-deductible goodwill........................................              762              3,949             6,547
                                                                        --------          ---------         ---------
Income tax provision (benefit).................................         $  4,673          $ (45,967)        $   1,608
                                                                        ========          =========         =========

The tax effect of temporary differences and net operating loss carryforwards ("NOLs") that gave rise to the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                                             2000                1999
                                                                         --------            --------
 Assets:
  U.S. net operating loss carryforwards.......................           $ 40,262            $ 22,713
  State net operating loss carryforwards......................              7,201               3,819
  Other.......................................................             36,882              52,854
                                                                         --------            --------
                                                                           84,345              79,386
  Less: Valuation allowance...................................            (16,067)            (14,637)
                                                                         --------            --------
                                                                           68,278              64,749
Liabilities...................................................            (14,221)             (7,574)
                                                                         --------            --------
Deferred tax asset, net.......................................           $ 54,057            $ 57,175
                                                                         ========            ========

The deferred tax asset is broken down between current and noncurrent amounts in the accompanying 2000 consolidated balance sheet according to the classification of the related asset and liability or, in the case of tax loss carryforwards, based on their expected utilization date.

Other deferred tax assets for 2000 and 1999 primarily reflect reserves not yet deducted for tax purposes of $27 million and $43 million, respectively, and research and experimentation credit carryforwards of $6 million and $5 million, respectively. Deferred tax liabilities for 2000 and 1999 are mainly comprised of accelerated depreciation of $7.9 million and $3.4 million, respectively, and unrealized gains from available-for-sale investments of $3.4 million at December 31, 2000.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

The increase in the valuation allowance of $1.4 million during the year ended December 31, 2000 is related primarily to the Company's reassessment of its ability to utilize state net operating losses and research and development credit carryforwards. The remaining valuation allowance related specifically to all carryforwards, including various credits of acquired companies, is $11.2 million. The Company believes that it is more likely than not that the net deferred tax asset recorded at December 31, 2000 will be fully realized.

At December 31, 2000 and December 31, 1999, the Company has U.S. NOLs of $115 million and $65 million, respectively, which expire beginning in 2005. At December 31, 2000, of the $115 million of U.S. NOLs, $50 million were generated during 2000 and $32 million were generated in 1999. The remaining $33 million of U.S. NOLs at both December 31, 2000 and December 31, 1999, are related to the 1997 acquisitions of ODC and WAI. However, the Company's ability to offset future income with WAI's acquired NOLs is subject to restrictions enacted in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions limit the Company's future use of the NOLs. As a result, the potential tax benefit of WAI's acquired NOLs has been reserved for as part of the deferred tax asset valuation allowance.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $41.8 million at December 31, 2000. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $1.8 million would be payable upon remittance of all previously unremitted earnings at December 31, 2000.

9.  Business Restructurings

During the third quarter 1999, the Company recorded a pre-tax charge of approximately $8.7 million related to a 27% reduction in the Company's global workforce. This headcount reduction impacted all functional areas of the Company but the majority of the positions impacted, approximately 50% or 200, were associated with consolidating the Company's Vancouver manufacturing operations to its Quincy, Illinois facility. During the fourth quarter 1999, the Company expensed an additional $280,000 of severance adjustments. Furthermore, during the fourth quarter 1999 and 2000, the Company expensed retention bonuses earned related to the third quarter 1999 restructuring of approximately $320,000 and $60,000, respectively. Severance and payments for outplacement services of approximately $8.95 million were paid prior to December 31, 2000. Additionally, during 2000, the Company reversed approximately $230,000 of accrued severance benefits related to this reduction of the Company's workforce.

Additionally during the third quarter 1999, the Company recorded a pre-tax charge of approximately $670,000 of which approximately $310,000 was paid before December 31, 2000, for consolidation and exit costs from its Vancouver, BC, Charlotte, NC, Hong Kong, Guangzhou, China, New Delhi, India, and Torrance, CA facilities and a pre-tax charge of approximately $2.0 million for the impairment of long-lived assets. The consolidation and exit process was completed for all of the above facilities by the end of 1999 with the exception of the Vancouver manufacturing facility, which was completed in the first quarter 2000. During the fourth quarter 1999, the Company expensed approximately $150,000 for additional lease termination costs and asset impairments at its Vancouver facility related to the third quarter 1999 restructuring. During 2000, the Company reversed approximately $680,000 of accrued lease termination costs and asset impairment charges related to the third quarter 1999 restructuring. This reversal was due to: (i) assets previously determined as excess being utilized at the Quincy manufacturing facility, (ii) greater than anticipated proceeds from the disposal of assets in the Vancouver facility and (iii) a change in the estimated timing of the exit of the leased portion of the Vancouver facility.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

For the year ended December 31, 1999, the total pre-tax charge for the third quarter 1999 restructuring and exiting of leased facilities was recorded as approximately $4.9 million to cost of sales, $1.0 million to research and development, $2.0 million to loss on sale of assets, and $4.2 million to selling, general and administrative expenses.

During the year ended December 31, 2000, the total pre-tax impact of charges against the accrual for the third quarter 1999 restructuring was recorded as a reduction of approximately $180,000 to loss on sale of assets, $110,000 to selling, general and administrative expenses, $120,000 to research and development expenses and $440,000 to cost of sales for changes in estimates. The reserve balance for the third quarter 1999 restructuring was approximately $175,000 at December 31, 2000. Management believes the remaining reserves for the third quarter 1999 business restructuring are adequate to complete this plan.

During the second quarter 1999, the Company recorded a pre-tax charge for severance of approximately $1.7 million, of which approximately $1.6 million was paid before December 31, 1999, for a workforce reduction of approximately 200 employees at its Vancouver and Quincy manufacturing facilities. During the third quarter of 1999 the Company reduced this pre-tax charge by approximately $80,000 for lower than expected actual severance expenses incurred. As of December 31, 1999 and 2000 the reserve balance was approximately $20,000 and $0, respectively.

During the first quarter 1999, the Company recorded a pre-tax charge of approximately $1.6 million related to a reduction of the Company's workforce by approximately 70 employees at the Vancouver, Charlotte, and Quincy facilities, exiting costs from the Blaine, Washington leased facility and asset impairment charges for leasehold improvements located at the Blaine, Washington facility (noncash charge of approximately $170,000). During 1999, the Company paid approximately $1.3 million of the first quarter 1999 restructuring costs primarily for employee termination costs and wrote-off approximately $170,000 in leasehold improvements. Additionally, during the remainder of 1999, the Company reversed charges of approximately $90,000 for less than anticipated exit costs and severance costs. As of December 31, 1999 and 2000 the reserve balance was approximately $40,000 and $0, respectively.

During the fourth quarter 1998, the Company recorded a pre-tax charge of approximately $6.8 million related to a 10% reduction of its global workforce, the exiting of two leased facilities and impairment of associated long-lived assets, primarily leasehold improvements. At December 31, 1998 the reserve balance was $4.3 million. During 1999, the Company reduced the fourth quarter 1998 restructuring charges by approximately $620,000 due to lower than anticipated employee outplacement fees and severance costs at its Norwood, Massachusetts facility and lower facility exit costs offset partially by more than anticipated severance costs at other locations. During 1999 the Company paid a total of approximately $3.7 million of the fourth quarter 1998 restructuring charge primarily for employee termination costs, operating facility costs and early termination fees for the Norwood, Massachusetts leased facility. As of December 31, 1999 and 2000 the reserve balance was approximately $5,000 and $0, respectively.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)

The following is a summary of activity in the 2000, 1999 and 1998 restructuring reserves:


                                                Severance and      Lease Cancellation and
                                                    Benefits          Other Exit Costs               Total
                                                -------------      ----------------------          --------
Balance at December 31, 1997..........            $   ---                 $   ---                  $    ---
Expense accrued.......................              4,523                   2,100                     6,623
Expenditures..........................             (2,300)                    ---                    (2,300)
                                                   -------                 -------                  --------
Balance at December 31, 1998..........              2,223                   2,100                     4,323
Expense accrued.......................             12,277                   3,113                    15,390
Expenditures..........................             (7,399)                 (3,265)                  (10,664)
Change in estimate....................               (588)                   (202)                     (790)
                                                  -------                 -------                  --------
Balance at December 31, 1999..........              6,513                   1,746                     8,259
Expense accrued.......................                 57                     ---                        57
Expenditures..........................             (6,173)                 (1,066)                   (7,239)
Change in Estimate....................               (222)                   (680)                     (902)
                                                  -------                 -------                  --------
Balance at December 31, 2000..........            $   175                 $   ---                  $    175
                                                  =======                 =======                  ========

10. Segment Reporting

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including messaging, voice processing and mobile data systems. Glenayre has two principal product segments: wireless messaging and Enhanced Services platform.

In the wireless messaging segment there was one customer that accounted for 10% of the Company's net sales during 2000 and no one customer that accounted for 10% or greater of the Company's net sales in 1999. Sales to one wireless messaging segment customer amounted to approximately 11% of net sales for 1998. An additional customer, in the wireless messaging segment, accounted for approximately 13% of the Company's net sales in 1998. In 2000, 1999 and 1998 there were no customers in the Company's Enhanced Services platform segment that accounted for 10% or greater of the Company's net sales.

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

Additionally, the Company previously included the Enhanced Services platform trade receivables and inventories in the wireless messaging segment assets, as historically, no efficient and timely process existed to determine these amounts. However, for 2000, the Company has established processes to determine these amounts for Enhanced Services platform and, therefore, is reporting these assets as a component of Enhanced Services platform assets. Further, the Company previously reported its demand deposit money market cash in the wireless messaging segment assets. The Company believes this cash should be stated as a corporate asset as it is controlled, monitored, and allocated for business purposes by the corporate treasury function. Accordingly, the Company has restated its

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


segment assets where applicable, to reflect this change. Lastly, product segment assets which are separately identifiable are included in that segment's computation of product segment assets. For 1999 and 1998, any common assets are included in the Company's wireless messaging segment as this segment represented the majority of the Company's revenues for those years. However, in 2000, as a result of the Enhanced Services platform revenues becoming a more significant portion of the Company's total revenues, the Company has allocated common assets based on a percentage of total product revenues.

Segment net sales                                               2000               1999               1998
-----------------                                               ----               ----               ----
Wireless messaging.........................................   $129,223          $ 153,913           $299,315

Enhanced Services platform.................................    122,362             84,176             67,724
                                                              --------          ---------           --------
Total......................................................   $251,585          $ 238,089           $367,039
                                                              ========          =========           ========

                                                                2000              1999              1998
                                                                ----              ----              ----
                                                                                (Restated)        (Restated)
Wireless messaging.........................................   $ 78,874          $ 104,022           $180,349
Enhanced Services platform.................................     93,702             60,864             47,944
                                                              --------          ---------           --------
  Total Contribution Margin................................    172,576            164,886            228,293
Segment support costs......................................   (145,256)          (166,232)          (183,243)
Corporate activities.......................................     (7,228)           (93,498)           (17,992)
Depreciation and amortization..............................    (20,461)           (29,860)           (38,645)
Write-off of goodwill and other intangibles................        ---            (50,919)           (26,705)
(Loss) adjustment to loss on sale of business..............        524                554             (7,858)
Interest income (expense), net.............................      6,444              5,302              8,209
(Loss) adjustment to loss on disposal of assets............        366             (4,431)              (171)
Escrow Settlement..........................................     11,177                ---                ---
Gain on sale of available-for-sale securities..............      1,142                ---                ---
Other income (expense).....................................       (509)               483             (1,004)
                                                              --------          ---------           --------
Income (loss) from continuing operations before
  income taxes.............................................   $ 18,775          $(173,715)          $(39,116)
                                                              ========          =========           ========

                                                                 2000               1999               1998
                                                                 ----               ----               ----
                                                                                 (Restated)
Segment Assets
--------------
Wireless messaging.........................................   $214,744          $ 232,295           $471,743
Enhanced Services platform.................................     97,285             57,457             21,577
Discontinued Operations....................................        ---                ---             34,451
Deferred Income Taxes......................................     54,057             57,175             21,585
Corporate Assets...........................................     80,000             66,631             12,439
                                                              --------          ---------           --------
Total......................................................   $446,086          $ 413,558           $561,795
                                                              ========          =========           ========

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


The following geographic area data represents property, plant and equipment by location and trade revenues based on product shipment destination.

Property, Plant and Equipment:                                 2000                 1999              1998
-----------------------------                                  ----                 ----              ----
United States............................................   $ 41,482              $ 43,832          $ 63,622
Canada...................................................     33,613                29,568            29,597
NE Asia..................................................         30                    96               134
SE Asia..................................................     11,691                12,481            12,987
China....................................................      1,145                 1,258             1,226
Europe, Middle East and Africa...........................        723                 1,038             1,593
Latin America............................................        371                   381               502
                                                            --------              --------          --------
Total....................................................   $ 89,055              $ 88,654          $109,661
                                                            ========              ========          ========

Net sales                                                     2000                  1999              1998
---------                                                     ----                  ----              ----
United States............................................   $166,692              $125,995          $224,136
Canada...................................................     14,485                 9,069             6,457
NE Asia..................................................      7,236                 2,073             1,427
SE Asia..................................................     19,849                27,286            25,282
China....................................................      6,535                29,122            67,870
Europe, Middle East and Africa...........................     17,768                27,941            24,578
Latin America............................................     19,020                16,603            17,173
Other Countries..........................................        ---                   ---               117
                                                            --------              --------          --------
Total....................................................   $251,585              $238,089          $367,039
                                                            ========              ========          ========

11.    Operating Lease Commitments

The Company leases office facilities and various equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) for calendar years subsequent to December 31, 2000 are as follows:

 2001........................  $3,666
 2002........................   2,697
 2003........................   1,936
 2004........................   1,603
 2005........................   1,326
 Thereafter..................     ---


Rent expense for continuing operations amounted to approximately $2.8 million, $5.2 million, and $6.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. A net reversal of lease exit costs of approximately $490,000 and additional expenses of approximately $780,000 related to the closing and consolidation costs incurred for various offices are included in rent expense for the years ended December 31, 2000 and 1999, respectively. See
Note 9. Exit costs of approximately $2.8 million in the aggregate related to the ODC facility closing and the sale of the network management business are included in rent expense for the year ended December 31, 1998.

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

The actuarial present value of accumulated postretirement benefit obligations at December 31, 2000 and 1999 is as follows:

                                                                               2000            1999
                                                                               ----            ----
Retirees.............................................................         $1,259          $1,252
Fully eligible plan participants.....................................            192             111
Other active plan participants.......................................          1,123             816
                                                                              ------          ------
Accumulated postretirement benefit obligation........................          2,574           2,179
Unrecognized loss....................................................           (226)            (42)
Unrecognized transition obligation...................................           (611)           (661)
                                                                              ------          ------
Postretirement benefit liability recognized in balance sheet.........         $1,737          $1,476
                                                                              ======          ======

The change in Accumulated Postretirement Benefit Obligation ("APBO") from year to year is as follows:

                                                                               2000          1999
                                                                               ----          ----
APBO at the beginning of the year.........................................    $2,179        $2,195
Service cost..............................................................       229           261
Interest cost.............................................................       165           143
Actuarial loss............................................................       185             9
Plan participants contributions...........................................        48            40
Curtailment gain..........................................................       ---          (352)
Benefits paid ............................................................      (232)         (117)
                                                                              ------        ------
APBO at end of the year...................................................    $2,574        $2,179
                                                                              ======        ======

Net postretirement benefit costs for the years ended December 31, 2000, 1999 and 1998 consist of the following components:

                                                                  2000        1999         1998
                                                                  ----        ----         ----
Service cost.................................................     $229       $ 261        $ 222
Interest cost on APBO........................................      165         143          115
Amortization of gain.........................................      ---         ---          (15)
Amortization of transition obligation........................       51          51           51
Curtailment gain.............................................      ---        (352)         ---
                                                                  ----       -----        -----
                                                                  $445       $ 103        $ 373
                                                                  ====       =====        =====

The curtailment gain in 1999 was a result of the sale of Western Multiplex. The assumed discount rate utilized was 7.75%. The assumed health care trend rate in measuring the accumulated postretirement benefit obligation as of December 31, 2000 was varied between non-Medicare and Medicare eligible retirees. For non-Medicare eligible retirees the 2000 trend rate is 9%, decreasing linearly to 5.25% in 2005, after which it remains constant. For Medicare retirees, the 2000 trend rate is 12% decreasing linearly to 5.25% in 2008. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


December 31, 2000 and the 2000 aggregate interest and service cost by approximately 11.1% and 11.8% respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 and the 2000 aggregate interest and service cost by approximately 11.9% and 19.2% respectively. The assumed discount rate used in determining the APBO at December 31, 2000 and 1999 was 7.75%.

 (b)  Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans for continuing operations amounted to approximately $2,276,000, $2,646,000 and $3,012,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

13.   Loss (adjustment to loss) on Sale of Business

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET developed and provided integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. In December 1998, in response to significant adverse changes in the market size for CNET's existing products, the Company sold its network management business. At the time of sale, the network management business had net assets of approximately $5.2 million. A loss on disposal of $7.9 million was reported in income from operations before income taxes in connection with the sale for the year ended December 31, 1998. Included in the loss on sale were accrued facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2000 and 1999, the Company reversed approximately $520,000 and $550,000, respectively, of these accrued expenses previously included in the $7.9 million loss on sale of the Company's network management business. These credit adjustments were primarily related to specific transition costs in the sale agreement and facility closing costs, which will not be incurred by the Company.

14.  Write-Off of Goodwill and Other Intangibles and Escrow Settlements

 (a)  Open Development Corporation

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC") located in Norwood, Massachusetts. ODC was a developer of database management platforms and products for telecommunications providers. Actual 1998 revenue and earnings from ODC's products were significantly lower than anticipated at the date of acquisition, which significantly impacted the Company's 1998 results. These lower than anticipated results were primarily attributed to a strategic change in market strategy during 1998 for ODC's products. This strategic change was from a multiple market approach for the prepaid wireless, prepaid wireline, and postpaid calling markets to a single market approach focused solely on the prepaid wireless market, thus eliminating two markets in which the products were expected to be sold. Operating projections prepared prior to the acquisition included revenue related to all three of these markets. Management believes that its future concentration for the ODC products should continue to be primarily in the prepaid wireless market. Given this strategic change, the Company concluded that the future forecasted results for the ODC products will be significantly less than had been anticipated at the time of the Company's acquisition of ODC. After making this change, the Company evaluated the ongoing value of the noncurrent assets of ODC. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of $30.9 million were impaired and wrote them down by $26.7 million in 1998 to their fair value. Fair value was based on estimated future discounted cash flows to be

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


generated by ODC. The ODC Norwood, Massachusetts operating facility was closed in the first quarter 1999 with research and development and administrative functions relocating to the Company's Atlanta facility.

The ODC Acquisition Agreement ("ODC Agreement") between the Company and the former ODC shareholders provided that approximately $5 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. In December 2000, the Company entered into an escrow settlement with the former ODC shareholders concerning the disbursement of the remaining funds held in escrow since the acquisition in October 1997. In this settlement the Company received $300,000 for certain third party software licensing infringements existing prior to the acquisition. Additionally, the settlement agreement released all claims by both parties to the Agreement.

  (b)  Wireless Access, Inc.

On November 3, 1997, the Company completed the acquisition of Wireless Access, Inc. ("WAI"), located in Santa Clara, California. WAI develops and markets two-way wireless messaging devices.

The purchase price was negotiated based on projections of revenues from sales of the wireless messaging devices and future applications (the "acquired WAI products"). Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations. Sales of wireless messaging devices for 1998 were negatively affected by manufacturing start-up problems in the second quarter 1998. Design issues caused further delays in sales in the latter part of 1998 and in the first half of 1999. Additionally, the two-way wireless messaging market had not developed as rapidly as expected and the Company's lower end device began to experience price competition in the second quarter 1999. In the third quarter 1999, after incurring significant operating losses related to the WAI business, management decided to restructure the WAI operations.

Management made this strategic change due to the following reasons which were not readily apparent during the acquisition process: (i) performance issues with the wireless messaging devices causing delays in timing of product delivery and product acceptance; (ii) slower than expected development of the two-way messaging market; (iii) a reduction in the overall expected market size for two-way wireless messaging devices; and (iv) the speed and cost to adapt the product for future applications has been competitively hindered by the current architecture.

Given this strategic change, the Company concluded that the future forecasted results for the acquired WAI products will be significantly less than had been anticipated at the time of the Company's acquisition of WAI. As a result of this strategic change, the WAI workforce was significantly decreased and future WAI requirements for sales and engineering development are expected to be contracted from elsewhere within the Company. After making these changes, the Company evaluated the ongoing value of the non-current assets of WAI. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of approximately $51 million at September 30, 1999 were impaired and wrote them down by the remaining balance. Fair value was based on estimates of discounted future cash flows to be generated by the acquired WAI products.

During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured to certain specifications in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and products specifications. In February 1999, the Company made an indemnity claim against the former WAI shareholders for the entire amount

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In January 2000, the representative of the former shareholders of WAI filed an answering statement to this claim denying the allegations of the Company and asserting that the former shareholders of WAI were entitled to all funds accumulated in escrow. In August of 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's consolidated statement of operations for the year ended December 31, 2000. Additionally, the settlement agreement released all claims by both parties to the Agreement.

15.    Stockholders' Equity

  (a) Stock Option Plans

The Company maintains two stock option plans (the "1996 Plan" and the "1991 Plan") which were approved by the stockholders, are administered by a committee of the Board of Directors (the "Committee") and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 7,650,000 and 11,475,000 shares, respectively, of the Company's common stock to directors, officers and key employees. Options granted have an option price of the fair market value of the Company's common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.

Activity and price information regarding the Company's stock option plans is summarized as follows:

                                                               Shares              Price Range
                                                              --------            -------------
Outstanding, December 31, 1997................                  6,725             $0.08---$43.59
Granted.......................................                  2,392              4.44---16.75
Exercised.....................................                 (1,183)             0.08---13.57
Canceled......................................                   (572)             1.13---28.22
                                                               ------             -------------
Outstanding, December 31, 1998................                  7,362              0.17---43.59
Granted.......................................                  2,093              2.94---15.25
Exercised.....................................                   (366)             0.17---10.82          Weighted Average
Canceled......................................                 (2,008)             1.13---35.83               Price
                                                               ------             -------------          ----------------
Outstanding, December 31, 1999................                  7,081              0.40---43.59                  7.64
Granted.......................................                  2,434              3.54---19.88                 11.11
Exercised.....................................                 (1,667)             0.40---17.13                  7.63
Canceled......................................                   (933)             1.27---43.59                 11.29
                                                               ------             -------------                ------
Outstanding, December 31, 2000................                  6,915             $1.13---43.59                $ 8.32
                                                               ======             =============                ======

Of the outstanding options under the Company's stock option plans at December 31, 2000, approximately 3,507,000 are currently exercisable. Approximately 1.6 million shares (all under the 1996 Plan) are available for grant as of December 31, 2000. The weighted-average exercise price for the currently exercisable options at December 31, 2000 is $7.70. The weighted average remaining contractual life of options outstanding is approximately 6.8 years.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2000:

                                               Options Outstanding                            Options Exercisable
                                 --------------------------------------------------       -------------------------------
                                                     Weighted
                                                     Average           Weighted                              Weighted
                                                    Remaining          Average                               Average
Ranges of Exercise Prices         Shares          Life in Years     Exercise Price         Shares         Exercise Price
-------------------------        --------         -------------     ---------------       --------        --------------
$1.13 to $2.94...............      1,349               1.6               $ 1.43             1,339              $ 1.43
$2.97 to $3.44...............      1,188               8.6               $ 3.21               397              $ 3.21
$3.50 to $8.19...............      1,319               9.0               $ 6.73               229              $ 4.95
$8.25 to $10.88..............      1,187               6.6               $ 9.16               749              $ 9.04
$11.32 to $15.25.............      1,213               8.1               $13.87               550              $14.71
$15.69 to $43.59.............        662               7.8               $23.01               243              $32.29

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average fair value per share of stock based compensation issued during 2000, 1999 and 1998 was $6.94, $1.71 and $4.85, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                              2000               1999                  1998
                                                             ------             ------                ------
     Expected Life in Years........................          1 to 4             1 to 4                1 to 4
     Risk Free Interest Rate.......................       5.8% to 6.1%        5.8% to 6.1%          5.0% to 5.1%
     Volatility....................................           1.03                 .72                   .59
     Dividend Yield................................             --                  --                    --

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                               2000       1999          1998
                                                                              ------     ------        ------
       Pro forma income (loss) from continuing operations................     $8,708    $(130,451)    $(46,206)
       Pro forma income (loss) from continuing operations per share:
         Income (loss) per weighted average common share.................       0.14        (2.10)       (0.75)
         Income (loss) per common share - assuming dilution..............       0.13        (2.10)       (0.75)

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


Contributed capital was increased $129,000 and $2.2 million in 1999 and 1998, respectively, which represents the income tax benefits the Company realized during these periods from stock options exercised.

(b) Employee Stock Purchase Plan

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

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The price for common stock to be offered under the ESP Plan for each six-month period is equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. For the February 1, 2001 to July 31, 2001 period, the stock purchase price will be the lower of $4.38 or 85% of the average market price of the common stock for the last five trading days of the six-month period. As of December 31, 2000, 764,162 shares had been issued at a purchase price range of $2.95 to $37.94 with 1,242,088 shares reserved under the ESP Plan.

 (c) Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

                                                                             2000           1999           1998
                                                                            ------         ------         ------
Numerator:
Income (loss) from continuing operations.............................       $14,102      $(127,748)      $(40,724)

Denominator:
 Denominator for basic income (loss) per share -
  weighted average shares............................................        64,087         62,182         61,550

 Effect of dilutive securities:
  stock options......................................................         2,879            ---            ---
                                                                            -------      ---------       --------

 Denominator for diluted income (loss) per share-adjusted
  weighted average shares and assumed conversions....................        66,966         62,182         61,550
                                                                            =======      =========       ========

Income (loss) from continuing operations per weighted average
  common share.......................................................       $  0.22      $   (2.06)      $  (0.66)
                                                                            =======      =========       ========

Income (loss)  from continuing operations per common share -
  assuming dilution..................................................       $  0.21      $   (2.06)      $  (0.66)
                                                                            =======      =========       ========

(d) Stock Repurchase Programs

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3 million shares of the Company's stock. As of December 31, 2000, the Company repurchased 12,500 shares at a total cost of approximately $40,000.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


(e) Stockholders Rights Agreement

In May 1997, the Company's Board of Directors adopted a Preferred Shares Rights Agreement. The Preferred Shares Rights Agreement was amended on January 14, 1999 and June 2, 2000 (the "Amendments") to provide special provisions with respect to the State of Wisconsin Investment Board ("SWIB"). Under the Preferred Shares Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock to holders of record as of the close of business on June 12, 1997. Initially, the Rights will automatically trade with the common stock and will not be exercisable.

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

In addition, except as provided in the Amendments with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock and Glenayre either merges with or into another company or Glenayre sells 50% or more of its assets or earning power to another company, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, a number of shares of the surviving company which has a market value equal to twice the exercise price.

The Amendments provide that, instead of the 15% beneficial ownership level described above, SWIB's beneficial ownership level will be 20% through June 15, 2001 and, after that date, will be reduced to (i) 16% if SWIB does not beneficially own 16% or more of Glenayre's outstanding common stock on June 15, 2001 or (ii) if SWIB beneficially owns 16% or more of Glenayre's outstanding common stock at the close of business on June 15, 2001, the next highest whole percentage in excess of the percentage of Glenayre's outstanding common stock then beneficially owned by SWIB, not exceeding 20%. At the close of business on December 31, 2000, SWIB owned approximately 17.4%.

The Rights will expire on May 21, 2007, unless redeemed earlier.

16.    Commitments and Contingencies

In the normal course of business, the Company issues bid and performance letters of credit which in the aggregate amounted to approximately $16.3 million and $10 million as of December 31, 2000 and 1999, respectively. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

Additionally, the competitive telecommunications market may require customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. Since June 30, 1999, it has been the

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (tabular amounts in thousands except per share amounts)


Company's policy not to offer customer financing or guarantees. During the third quarter 2000, the Company renegotiated its only prior financing commitment for wireless messaging infrastructure and voicemail products reducing the commitment from $30 million to $10 million. This commitment, which expires in 2001, has a remaining financing commitment of approximately $500,000 at December 31, 2000. Amounts outstanding under this financing arrangement as of December 31, 2000 are $9.3 million.

The Company is from time to time involved in various disputes and legal actions related to its business operations. In the opinion of the Company, an adverse resolution of any currently identified claims or actions would not have a material effect on the Company's financial position, or future results of operations or cash flows.

17.   Interim Financial Data--Unaudited

                                                                                      Quarters Ended
                                                           -------------------------------------------------------------------
                                                              March 31          June 30         Sept. 30          Dec. 31
                                                              --------          -------         --------          -------
2000 (a)
Net sales.................................................    $58,656           $ 56,672         $ 68,647          $67,610
Gross profit..............................................     31,140             33,779           36,713           32,773
Net income (loss).........................................      1,125              1,488           13,440           (1,951)

Net income (loss) per weighted average common share.......        .02                .02              .21             (.03)
Net income (loss) per common share - assuming dilution....        .02                .02              .20             (.03)

1999 (b)
Net sales.................................................    $61,311           $ 53,477         $ 61,274          $62,027
Gross profit..............................................     28,179             19,568           24,770           29,975
Loss from continuing operations...........................     (1,895)           (61,756)         (61,998)          (2,099)
Loss from continuing operations per weighted average
 common share.............................................       (.03)              (.99)           (1.00)            (.03)
Loss from continuing operations per common share -
 assuming dilution........................................       (.03)              (.99)           (1.00)            (.03)

(a) The results for the third quarter 2000 were impacted by net proceeds of $10.9 million received from an escrow settlement between the Company and former WAI shareholders. See Note 14.

(b) The results for the second quarter 1999 were impacted by a charge of $64.6 million for additional bad debt provisions recorded to adequately reserve the Company's trade accounts and notes receivables. See Note 3. Additionally, the results for the third quarter 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles. See Note 14. Further, the Company recorded restructuring charges of $1.2 million, $1.8 million, $11.0 million, and $600,000 for the quarters ended March 31, June 30, September 30, and December 31, 1999, respectively. See Note 9. Also during the third quarter 1999, the Company sold its microwave communications business. Accordingly, MUX's sales, income from operations (net of tax) and loss on disposal of assets (net of tax) are excluded from the 1999 quarters presented above. See Note 2.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.


                                   PART III


Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "EXECUTIVE OFFICERS OF THE REGISTRANT," "ELECTION OF DIRECTORS," "COMPENSATION-- Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements," "COMPENSATION--Compensation Committee Interlocks and Insider Participation," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 17, 2001.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.  Index to Financial Statements and Supplemental Schedule

(i) Financial Statements                                                                                             Page
                                                                                                                     ----
Report of Ernst & Young LLP Independent Auditors.............................................................         26
Consolidated Balance Sheets at December 31, 2000 and 1999....................................................         27
Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998...................         28
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000,
 1999 and 1998...............................................................................................         29
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998...................         30
Notes to Consolidated Financial Statements...................................................................         32

(ii)  Supplemental Schedule:

(For the years ended December 31, 2000, 1999 and 1998)
Schedule II - Valuation and Qualifying Accounts..............................................................         58

All other schedules are omitted because they are not applicable or not required.

B. Reports on Form 8-K

   During the three months ended December 31, 2000, the Company filed the following current reports on Form 8-K:

      None.

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

2.2 Amended and Restated Acquisition Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Company, Western Multiplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp. was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999 and is incorporated herein by reference.

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

4.2 Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit
       4.2 to the Registrant's Current Report on Form 8-K dated January 14,
       1999.

4.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

4.4 Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit
       4.3 to the Registrant's Current Report on Form 8-K dated June 2, 2000.

10.1 Services Agreement dated April 18, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.2 Agreement dated October 1, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.3 Employment Agreement dated June 18, 1999 between the Company and Eric L. Doggett was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference. On April 27, 2000, the Registrant and Bert Klein entered into an Employment Agreement in connection with his employment as Senior Vice President and Chief Financial Officer that is substantially identical in all material respects to the Employment Agreement dated June 18, 1999 with Eric L. Doggett except as to title, amount of base salary, rate of bonus participation and number of shares subject to stock options.*

10.4   Services Agreement dated February 15, 1999 between the Company and Ramon
       D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.5 Services Agreement dated April 18, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

10.6 Employment Agreement dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.7 Amendment dated August 10, 1999 to the Employment Agreement dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit
       10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.8 Severance Agreement dated February 15, 1999 between the Company and Eugene C. Pridgen was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.9 Consulting Services Agreement dated November 11, 1998 between the Company and Dan Case was filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.10 Letter Agreement dated May 26, 1998 between the Registrant and Amir Zoufonoun was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.11 Agreement dated April 16, 1999 between the Company and Amir Zoufonoun was filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.12 Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended), Warren K. Neuburger (dated January 14, 1999), Gary P. Hermansen (dated January 14, 1999), William W. Edwards (dated February 3, 2000), Kenneth R. Berger (dated February 3, 2000), Wayne G. Chester (dated September 1, 2000) and James
       F. Kelly (dated September 19, 2000) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.13  Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.14 Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.15 Glenayre Technologies Management By Objective Plan- Corporate Plan for the year ended December 31, 1999 was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.16 Glenayre Technologies Management By Objective Plan- Business Segment Plan for the year ended December 31, 1999 was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.17 Glenayre Technologies Management By Objective Plan- Glenayre Western Multiplex Plan for the year ended December 31, 1999 was filed as Exhibit
       10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended 1999 and is incorporated herein by reference.*

10.18 Glenayre Technologies Management By Objective Plan for the year ended December 31, 1998 was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.*

10.19 Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


10.20 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.21 Amendment dated December 18, 1998 to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

21     Subsidiaries of the Company is filed herewith.

23     Consent of Ernst & Young LLP is filed herewith.

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.




______________________
*Management Contract

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES


               Schedule II -- Valuation and Qualifying Accounts
                 Years Ended December 31, 2000, 1999 and 1998
                            (dollars in thousands)

 Column A                                 Column B                  Column C                      Column D         Column E
----------                                --------                  --------                      --------         --------
                                                                    Additions
                                                         ---------------------------------
                                         Balance at        Charged to         Charged to                          Balance at
                                          Beginning        Costs and            Other                               End of
             Description                  of Period         Expenses           Accounts         Deductions          Period
--------------------------------------  -------------  ------------------  ----------------  ----------------  ----------------
Accounts Receivable - Allowance for
 Doubtful Accounts :
   Year ended December 31, 2000            $17,672            $ 2,951            $  ---             $2,765           $17,858
   Year ended December 31, 1999              5,830             14,350               250              2,758            17,672
   Year ended December 31, 1998              4,542              1,187               806                705             5,830

Notes Receivable - Fair Market
 Valuation Allowance:
   Year ended December 31, 2000                260                ---               ---                260               ---
   Year ended December 31, 1999                332                (72)              ---                ---               260
   Year ended December 31, 1998                  4                328               ---                ---               332



Notes Receivable - Allowance for
   Doubtful Accounts:
   Year ended December 31, 2000             52,757               (518)              ---             43,390             8,849
   Year ended December 31, 1999              3,795             50,352                56              1,446            52,757
   Year ended December 31, 1998              4,038               (439)              298                102             3,795


Valuation Allowance on
   Inventories:
   Year ended December 31, 2000             10,117              3,600              (677)             1,251            11,789
   Year ended December 31, 1999              6,843             10,333              (322)             6,737/(1)/       10,117
   Year ended December 31, 1998              5,511              5,701              (292)             4,077             6,843


Subordinated Notes -
   Allowance for Doubtful Accounts:
   Year ended December 31, 2000
   Year ended December 31, 1999              9,522                ---               ---              9,522               ---
   Year ended December 31, 1998              1,350                ---             8,172                ---             9,522
                                               ---                767               583                ---             1,350
Interest Receivables -
    Allowance for Doubtful Accounts:
     Year ended December 31, 2000              ---                ---               ---                ---               ---
     Year ended December 31, 1999              ---              2,369               ---              2,369               ---

-------------------
(1) Includes $1.5 million due to the disposal of discontinued operations.

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2001.

                                        GLENAYRE TECHNOLOGIES, INC.
                                        ---------------------------


                                        By /s/ Eric L. Doggett
                                        ----------------------------------------
                                          Eric L. Doggett
                                          President, Chief Executive Officer
                                          and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2001:



/s/ Clarke H. Bailey                                          /s/ Ramon D. Ardizzone
----------------------------------------------------          -------------------------------------------------------
Clarke H. Bailey                                              Ramon D. Ardizzone
Chairman of the Board                                         Director

                                                              /s/ Donald S. Bates
                                                              -------------------------------------------------------
/s/ Eric L. Doggett                                           Donald S. Bates
----------------------------------------------------          Director
Eric L. Doggett
President, Chief Executive Officer                            /s/ Peter W. Gilson
and Director (Principal Executive Officer)                    -------------------------------------------------------
                                                              Peter W. Gilson
                                                              Director
/s/ Bert C. Klein
----------------------------------------------------          /s/ John J. Hurley
Bert C. Klein                                                 -------------------------------------------------------
Senior Vice President                                         John J. Hurley
Chief Financial Officer (Principal Financial Officer          Director
and Principal Accounting Officer)
                                                              /s/ Thomas C. Israel
                                                              -------------------------------------------------------
                                                              Thomas C. Israel
                                                              Director

                                                              /s/ Stephen P. Kelbley
                                                              -------------------------------------------------------
                                                              Stephen P. Kelbley
                                                              Director

                                                              /s/ Anthony N. Pritzker
                                                              -------------------------------------------------------
                                                              Anthony N. Pritzker
                                                              Director

                                                              /s/ Horace H. Sibley
                                                              -------------------------------------------------------
                                                              Horace H. Sibley
                                                              Director

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

2.2 Amended and Restated Acquisition Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Company, Western Multiplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp. was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999 and is incorporated herein by reference.

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

4.2 Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit
       4.2 to the Registrant's Current Report on Form 8-K dated January 14,
       1999.

4.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

4.4 Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit
       4.3 to the Registrant's Current Report on Form 8-K dated June 2, 2000.

10.1 Services Agreement dated April 18, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.2 Agreement dated October 1, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.3 Employment Agreement dated June 18, 1999 between the Company and Eric L. Doggett was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference. On April 27, 2000, the Registrant and Bert Klein entered into an Employment Agreement in connection with his employment as Senior Vice President and Chief Financial Officer that is substantially identical in all material respects to the Employment Agreement dated June 18, 1999 with Eric L. Doggett except as to title, amount of base salary, rate of bonus participation and number of shares subject to stock options.*

10.4   Services Agreement dated February 15, 1999 between the Company and Ramon
       D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

10.5 Services Agreement dated April 18, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*

10.6 Employment Agreement dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference.*

10.7 Amendment dated August 10, 1999 to the Employment Agreement dated May 21, 1997 between the Company and Stanley Ciepcielinski was filed as Exhibit
       10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.8 Severance Agreement dated February 15, 1999 between the Company and Eugene C. Pridgen was filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.9 Consulting Services Agreement dated November 11, 1998 between the Company and Dan Case was filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.10 Letter Agreement dated May 26, 1998 between the Registrant and Amir Zoufonoun was filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

10.11 Agreement dated April 16, 1999 between the Company and Amir Zoufonoun was filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.12 Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as Exhibit
       10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended), Warren K. Neuburger (dated January 14, 1999), Gary P. Hermansen (dated January 14, 1999), William W. Edwards (dated February 3, 2000), Kenneth R. Berger (dated February 3, 2000), Wayne G. Chester (dated September 1, 2000) and James
       F. Kelly (dated September 19, 2000) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.13  Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.14 Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 was filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.15 Glenayre Technologies Management By Objective Plan- Corporate Plan for the year ended December 31, 1999 was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.16 Glenayre Technologies Management By Objective Plan- Business Segment Plan for the year ended December 31, 1999 was filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.17 Glenayre Technologies Management By Objective Plan- Glenayre Western Multiplex Plan for the year ended December 31, 1999 was filed as Exhibit
       10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended 1999 and is incorporated herein by reference.*

10.18 Glenayre Technologies Management By Objective Plan for the year ended December 31, 1998 was filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 and is incorporated herein by reference.*

                 GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

10.19 Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.20 Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.21 Amendment dated December 18, 1998 to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

21     Subsidiaries of the Company is filed herewith.

23     Consent of Ernst & Young LLP is filed herewith.

99 Cautionary Statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995 is filed herewith.




______________________
*Management Contract