Form 10-Q
period 2001-03-31
GLENAYRE TECHNOLOGIES INC
filed 2001-04-25
CIK 808918

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001
                                       --------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from         to
                                        ------    ------

                Commission File Number 0-15761

                          GLENAYRE TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                           98-0085742
-------------------------------                          --------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)



5935 Carnegie Blvd., Suite 300, Charlotte, North Carolina              28209
---------------------------------------------------------           ----------
      (Address of principal executive offices)                       Zip Code

                                (704) 553-0038
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.02 per share, at April 20, 2001 was 64,649,031 shares.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


                                     INDEX


Part I - Financial Information:

      Item 1.  Financial Statements                                                     Page
                                                                                        ----
               Independent Accountants' Review Report.............................        3

               Condensed Consolidated Balance Sheets as of
                  March 31, 2001 (Unaudited) and December 31, 2000................        4

               Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2001 and 2000 (Unaudited)..........        5

               Condensed Consolidated Statement of Stockholders' Equity
                  for the three months ended March 31, 2001 (Unaudited)...........        6

               Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2001 and 2000 (Unaudited)..........        7

               Notes to Condensed Consolidated Financial Statements (Unaudited)...        8

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................       12

      Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk...............................................       16


Part II - Other Information:

      Item 6.  Exhibits and Reports on Forms 8-K..................................       17

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2001 and 2000, the condensed consolidated statement of stockholders' equity for the three months ended March 31, 2001 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              Ernst & Young LLP

Charlotte, North Carolina
April 19, 2001




--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                                               March 31, 2001             December 31, 2000
                                                           -------------------         ---------------------
                                                                (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents..............................           $ 68,389                      $ 71,866
    Restricted cash........................................             13,153                        16,893
    Accounts receivable, net...............................             83,881                        94,977
    Notes receivable.......................................              4,914                         4,434
    Inventories............................................             38,942                        40,104
    Deferred income taxes..................................             21,669                        19,140
    Prepaid expenses and other current assets..............              5,056                         6,177
                                                                      --------                      --------
         Total current assets..............................            236,004                       253,591
Notes receivable, net......................................              5,736                         7,224
Property, plant and equipment, net.........................             93,598                        89,055
Goodwill, net..............................................             44,635                        45,311
Deferred income taxes......................................             36,941                        34,917
Other assets...............................................              9,811                        15,988
                                                                      --------                      --------
TOTAL ASSETS...............................................           $426,725                      $446,086
                                                                      ========                      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable.......................................           $ 16,824                      $ 25,150
    Accrued liabilities....................................             40,236                        43,299
    Other current liabilities..............................                 65                            66
                                                                      --------                      --------
         Total current liabilities.........................             57,125                        68,515
Other liabilities..........................................              6,557                         6,644
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding.........                 --                            --
   Common stock, $.02 par value; authorized:  200,000,000
     shares; outstanding: March 31, 2001- 64,649,031
     shares; December 31, 2000 - 64,446,012 shares.........              1,292                         1,288
   Contributed capital.....................................            360,049                       359,181
   Retained earnings (deficit).............................             (2,419)                        3,235
   Accumulated other comprehensive income..................              4,121                         7,223
                                                                      --------                      --------
      Total stockholders' equity...........................            363,043                       370,927
                                                                      --------                      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................           $426,725                      $446,086
                                                                      ========                      ========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

        See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                           2001                       2000
                                                                         --------                    -------
NET SALES..................................................              $ 45,925                    $58,656
                                                                         --------                    -------
COSTS AND EXPENSES:
      Cost of sales........................................                25,757                     27,516
      Selling, general and administrative expense..........                20,774                     16,927
      Provision for doubtful receivables...................                 2,833                        169
      Research and development expense.....................                11,592                      8,779
      Depreciation and amortization expense................                 4,685                      5,038
      Adjustment to loss on sale of business...............                   (94)                      (524)
                                                                         --------                    -------
       Total Costs and Expenses............................                65,547                     57,905
                                                                         --------                    -------
INCOME (LOSS) FROM OPERATIONS..............................               (19,622)                       751
                                                                         --------                    -------
OTHER INCOME (EXPENSES):
       Interest income.....................................                 1,507                      1,293
       Interest expense....................................                   (65)                       (14)
       Realized gain on available-for-sale securities,
        net................................................                 9,871                         --
       Other, net..........................................                   (30)                         5
                                                                         --------                    -------
       Total Other Income (Expenses), net..................                11,283                      1,284
                                                                         --------                    -------
INCOME (LOSS) BEFORE INCOME TAXES..........................                (8,339)                     2,035
PROVISION (BENEFIT) FOR INCOME TAXES.......................                (2,685)                       910
                                                                         --------                    -------
NET INCOME (LOSS)..............................................          $ (5,654)                   $ 1,125
                                                                         ========                    =======
NET INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON SHARE.............................................                $(0.09)                     $0.02
                                                                         ========                    =======

NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION........................................                $(0.09)                     $0.02
                                                                         ========                    =======

           See notes to condensed consolidated financial statements




--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)

                                                                                                   Accumulated
                                        Common Stock                                                  Other               Total
                                        ------------          Contributed       Accumulated       Comprehensive       Stockholders'
                                      Shares      Amount        Capital           Deficit             Income             Equity
                                      ------      ------      -----------       -----------       -------------       -------------
Balances, December 31, 2000........   64,446      $1,288        $359,181          $ 3,235            $ 7,223             $370,927

Net Loss...........................                                                (5,654)                                 (5,654)

Other Comprehensive Income:
  Change in unrealized
  gain/loss on securities
  available-for-sale, net of tax...                                                                   (3,102)              (3,102)
                                                                                                                         ---------
                                                                                                                           (8,756)

Stock Options exercised............      207           4             883                                                      887

Repurchase of common stock.........       (4)         --             (15)                                                     (15)
                                      ------      ------        --------          -------            -------             --------
Balances, March 31, 2001...........   64,649      $1,292        $360,049          $(2,419)           $ 4,121             $363,043
                                      ======      ======        ========          =======            =======             ========

           See notes to condensed consolidated financial statements



--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (tabular amounts in thousands of dollars)
                                  (unaudited)

                                                                             Three Months Ended March 31,
                                                                          ----------------------------------
                                                                            2001                       2000
                                                                          --------                   -------
NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES.................................................         $(7,312)                   $ 1,517
                                                                          -------                    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment.................          (8,588)                    (1,645)
      Proceeds from sale of equipment............................              11                         59
      Proceeds from sale of available-for-sale                             11,546                        ---
       securities................................................         -------                    -------
            Net cash used in investing activities................           2,969                     (1,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities...............................              (6)                        (5)
      Issuance of common stock...................................             887                     12,625
      Repurchase of common stock.................................             (15)                       ---
                                                                          -------                    -------
            Net cash provided by financing activities............             866                     12,620
                                                                          -------                    -------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS................................................          (3,477)                    12,551
CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD..................................................          71,866                     73,513
                                                                          -------                    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................         $68,389                    $86,064
                                                                          =======                    =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
Cash paid during the period for:
     Interest....................................................         $    65                    $    16
     Income taxes................................................             606                        808

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

1.  Restricted Cash

Restricted cash at March 31, 2001 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year.

2.  Accounts and Notes Receivables

Accounts receivable consist of:

                                                 March 31,          December 31,
                                                   2001                2000
                                                 --------           -----------

Trade receivables..........................      $ 99,515            $108,453
Retainage receivables......................           261                 261
Other......................................         3,546               4,121
                                                 --------            --------
                                                  103,322             112,835
Less: allowance for doubtful accounts......       (19,441)            (17,858)
                                                 --------            --------
                                                 $ 83,881            $ 94,977
                                                 ========            ========


Trade receivables at March 31, 2001 and December 31, 2000 included unbilled costs and estimated earnings under contracts in the amount of approximately $6 million and $16 million, respectively. Unbilled amounts are invoiced upon reaching certain milestones.

Notes receivable consist of:

                                         March 31,          December 31,
                                           2001                 2000
                                         --------           -----------

Current.........................          $ 4,914             $ 4,434
Non-current.....................           14,944              16,073
                                          -------             -------
                                           19,858              20,506
Less: reserves..................           (9,208)             (8,849)
                                          -------             -------
                                          $10,650             $11,658
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

The Company's notes receivables are principally concentrated in the telecommunications industry. During the second quarter and third quarter 1999 several customers either (i) sought bankruptcy protection, (ii) sought debt restructuring from the Company, (iii) delayed scheduled note payments or (iv) experienced a deterioration in financial condition. During the third quarter 2000, the Company determined that nearly all of these impaired notes would not be collected and wrote off $43 million of the impaired balances. The remaining amounts owed on impaired notes from customers totaled approximately $10 million at March 31, 2001 and $9 million at December 31, 2000. The reserve on these notes was approximately $9 million at March 31, 2001 and December 31, 2000. Subsequent to September 30, 1999, interest income on these notes is recognized only as cash is received. Interest income recorded on these notes was approximately $21,000 and $58,000 during the three-month periods ended March 31, 2001 and March 31, 2000, respectively.

3. Inventories

                                           March 31,          December 31,
Inventories consist of:                      2001                 2000
                                           ---------          ------------

Raw materials..........................     $25,339              $26,290
Work-in-process........................       6,529                7,590
Finished goods.........................       7,074                6,224
                                            -------              -------
                                            $38,942              $40,104
                                            =======              =======

4. Goodwill

Goodwill is shown net of accumulated amortization of $23 million and $22 million at March 31, 2001 and December 31, 2000, respectively.


5. Other Assets

Included in Other Assets is the Company's remaining investment in Western Multiplex Corporation ("MUX"), a former subsidiary, of which the Company sold 95% in November 1999. During the three-month period ended March 31, 2001, the Company sold 1,025,500 shares of MUX stock at a pre-tax gain of $10.7 million. As of March 31, 2001, the Company had approximately 868,000 shares remaining in its investment in MUX. As of March 31, 2001, the market value of the Company's remaining interest in MUX has appreciated. Accordingly, as of March 31, 2001, the Company recorded a cumulative unrealized holding gain of approximately $4.1 million, net of tax of $2.0 million, on the remaining shares of this available-for-sale security.

Additionally, during the first quarter 2001, the Company recorded a pre-tax impairment charge of approximately $900,000 related to the decline in value deemed to be other than temporary on an additional available-for-sale investment held by the Company.

                                                                        Available-for-sale Securities
                                                                        -----------------------------
                                                                     Gross           Gross
                                                                   Unrealized      Unrealized     Estimated
                                                         Cost         Gains          Losses       Fair Value
                                                         ----      ----------      ----------     ----------
Marketable equity securities as of March 31, 2001..     $1,953         $6,151          $21          $8,083

The estimated fair value of the Company's remaining available-for-sale marketable equity securities at April 19, 2001 totaled approximately $8.2 million.

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

6. Income Taxes

The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                         Three Months Ended,
                                                               March 31,
                                                    --------------------------------
                                                         2001              2000
                                                    -------------      -------------
Income tax provision at U.S. statutory rate.....       $(2,920)             $712
Foreign sales corporation benefit...............           (50)              (75)
Non-deductible goodwill.........................           235               235
Other non-deductible............................            50                38
                                                       -------              ----
Income tax provision (benefit)..................       $(2,685)             $910
                                                       =======              ====

The Company believes that it is more likely than not that the net deferred tax asset recorded at March 31, 2001 will be fully realized.

7. Income (Loss) per Common Share

The following table sets forth the computation of income (loss) per share:



                                                         Three Months Ended,
                                                               March 31,
                                                    --------------------------------
                                                         2001              2000
                                                    -------------      -------------
Numerator:
  Net income (loss)...............................        $(5,654)           $ 1,125
Denominator:
  Denominator for basic income (loss) per share -
   weighted average shares........................         64,578             63,222
Effect of dilutive securities:
  Stock options...................................             --              3,768
                                                    -------------      -------------
Denominator for diluted income (loss) per share-
  adjusted weighted average shares and assumed
  conversions.....................................         64,578             66,990
                                                    =============      =============
Income (loss) per weighted average common share...        $ (0.09)           $  0.02
                                                    =============      =============
Income (loss) per common share - assuming
  dilution........................................        $ (0.09)           $  0.02
                                                    =============      =============

8. Restructuring

During the first quarter 2001, in conclusion of its third quarter 1999 restructuring, the Company made cash payments of approximately $175,000 of accrued severance benefits. Additionally, included in the Company's statement of operations for the three-month period ended March 31, 2000, is a reversal of approximately $470,000 of accrued severance benefits, lease termination costs and asset impairment charges. The total pre-tax reversal related to the third quarter 1999 restructuring was recorded as a reduction of approximately $250,000 to cost of sales, $150,000 to loss on sale of assets and $70,000 to selling, general and administrative expenses.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tabular amounts in thousands except per share data)
                                  (unaudited)

9. Contingent Liability

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, MUX. The Company is contingently liable for MUX's building lease payments. The maximum contingent liability as of March 31, 2001 for these obligations is approximately $3.3 million.

10. Segment Reporting

Glenayre is a worldwide provider of telecommunications equipment and related software used in the wireless personal communications service markets including messaging, voice processing and mobile data systems. Glenayre has two principal product segments: wireless messaging and Enhanced Services platform.

                                                                           Three Months Ended
                                                                               March 31,
                                                                 ------------------------------------
Segment net sales                                                      2001                 2000
-----------------                                                -----------------     --------------
Wireless messaging............................................             $18,998            $30,491
Enhanced Services platform....................................              26,927             28,165
                                                                 -----------------     --------------
Total.........................................................             $45,925            $58,656
                                                                 =================     ==============

                                                                           Three Months Ended
                                                                               March 31,
                                                                 ------------------------------------
                                                                       2001                 2000
                                                                 -----------------     --------------
Wireless messaging...............................................         $ 15,128           $ 19,177
Enhanced Services platform.......................................           20,637             21,924
 Total Contribution Margin.......................................           35,765             41,101
Segment support costs............................................          (48,693)           (33,757)
Corporate activities.............................................           (2,103)            (2,079)
Depreciation and amortization....................................           (4,685)            (5,038)
Adjustment to loss on sale of business...........................               94                524
Interest income (expense), net...................................            1,442              1,279
Realized gain on available-for-sale securities, net..............            9,871                 --
Other income (expense), net......................................              (30)                 5
Income (loss) before income taxes................................         $ (8,339)          $  2,035
                                                                 =================     ==============

                                                                      March 31,         December 31,
                                                                        2001                2000
                                                                 -----------------     --------------
Segment Assets
--------------
Wireless messaging...............................................         $185,269           $214,744
Enhanced Services platform.......................................          110,746             97,285
Deferred Income Taxes............................................           58,610             54,057
Corporate Assets.................................................           72,100             80,000
                                                                 -----------------     --------------
Total............................................................         $426,725           $446,086
                                                                 =================     ==============

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from Glenayre's consolidated statements of operations:

                                                                  Three Months Ended March 31,
                                                           ----------------------------------------
                                                                 2001                    2000
                                                           -----------------       ----------------
Net sales.................................................             100.0%                 100.0%
Cost of sales.............................................              56.0                   46.9
                                                           -----------------       ----------------
  Gross profit............................................              44.0                   53.1
Operating expenses:
  Selling, general and administrative.....................              45.2                   29.2
  Provision for doubtful receivables......................               6.1                      *
  Research and development................................              25.2                   15.0
  Depreciation and amortization...........................              10.2                    8.6
  Adjustment to loss on sale of business..................                 *                   (1.0)
                                                           -----------------       ----------------
    Total operating expenses..............................              86.6                   51.8
                                                           -----------------       ----------------
Income (loss) from operations.............................             (42.7)                   1.3
Interest, net.............................................               3.1                    2.2
Realized gain on available-for-sale securities, net.......              21.5                     --
Other, net................................................                 *                      *
                                                           -----------------       ----------------
Income (loss) before income taxes.........................             (18.1)                   3.5
Provision (benefit) for income taxes......................              (5.8)                   1.6
                                                           -----------------       ----------------
Net income (loss).........................................             (12.3)%                  1.9%
                                                           =================       ================

------------------------
* less than 0.5%

The following table sets forth for the periods indicated net sales represented by the Company's primary marketing areas:

                                                                  Three Months Ended March 31,
                                                           ----------------------------------------
                                                                 2001                    2000
                                                           -----------------       ----------------
(in thousands)

Wireless messaging products........................                  $18,998                $30,491
Enhanced Services platform products................                   26,927                 28,165
                                                                     -------                -------
                                                                     $45,925                $58,656
                                                                     =======                =======
(percentage of net sales)

Wireless messaging products........................                     41.4%                  52.0%
Enhanced Services platform products................                     58.6                   48.0
                                                                     -------                -------
                                                                       100.0%                 100.0%
                                                                     =======                =======

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Three-Month Period Ended March 31, 2001 and 2000

Net Sales. Net sales for the three months ended March 31, 2001 decreased 22% to $46 million as compared to $59 million for the three months ended March 31, 2000. International sales (sales outside the United States) were $9 million for the three months ended March 31, 2001 as compared to $23 million for the three months ended March 31, 2000 and accounted for 19% and 40% of net sales for the three months ended March 31, 2001 and 2000, respectively.

The decline in net sales resulted primarily from a decline in wireless messaging infrastructure sales as the Company's infrastructure customers, as anticipated, reduced capital spending as a result of continued carrier consolidation, loss by carriers of one way paging subscribers and an overall poor economic environment. The Company believes that second quarter 2001 revenue will be flat as compared to first quarter 2001. These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-Q. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period. The Company is currently reviewing its operations and operating structure to develop a plan to streamline and enhance its overall competitiveness. Upon completion of this restructuring plan, which is expected in the second quarter of 2001, it is management's intention to provide additional guidance.

In the wireless messaging product segment, one customer accounted for approximately 15% of net sales for the three-month period ended March 31, 2001. For the three-month period ended March 31, 2000, an additional customer in the wireless messaging segment accounted for approximately 13% of net sales. In the Enhanced Services platform product segment, there was one customer that accounted for approximately 11% of net sales for the three-month period ended March 31, 2001. The Company believes that its dependence on any one customer is mitigated by the large number of companies in the Company's customer base and the timing for development and expansions of their systems.

Gross Profit. Gross profit was 44% and 53% of net sales for the three-month periods ended March 31, 2001 and 2000, respectively. The decrease in margin percentages for the 2001 period is primarily due to (i) lower sales volume of historically higher margin wireless messaging infrastructure products and (ii) additional slow moving inventory reserves recorded as a result of lower sales forecasts for certain end of life cycle prepaid and wireless messaging device products. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and
(iii) increases in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $21 million and $17 million for the three-month periods ended March 31, 2001 and 2000, respectively. The increase in the 2001 period is primarily attributable to increased employee related expenses as a result of increased headcount in the Company's quality, technical operations and marketing functional areas.

Provision for Doubtful Receivables. The provision for doubtful receivables was approximately $3 million and $200,000 for the three-month periods ended March 31, 2001 and 2000, respectively. The increase was primarily attributable to specific reserves taken for two customers experiencing poor financial condition, with one filing for bankruptcy.

Research and Development Expense. Research and development expenses were $12 million and $9 million for the three months ended March 31, 2001 and 2000, respectively. The increase in the 2001 period is primarily attributable to increased employee related and subcontracting expenses for the Company's Enhanced Services platform products. The Company relies on its research and development related to new products and the improvement of existing products for the continued growth in net sales. Research and development costs are expensed as incurred.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Depreciation and Amortization Expense. Depreciation and amortization expense was $4.7 million and $5.0 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in expenses for the 2001 period is a result of
(i) lower capital expenditures and (ii) older assets becoming fully depreciated.

Interest Income, Net. Interest income, net was $1.5 million and $1.3 million for the three-month periods ended March 31, 2001 and 2000, respectively. Interest income in 2001 was higher due primarily to interest earned on the Company's only remaining prior financing commitment. The Company expects that the level of interest income, net in 2001 will vary in accordance with the level of cash and cash equivalents available for investment.

Provision for Income Taxes. The effective tax rates for the three-month periods ended March 31, 2001 and 2000 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) nondeductible goodwill amortization, (ii) the utilization of foreign sales corporation benefits, and (iii) the application of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in 2001 compared to 2000 is primarily the result of a decrease in earnings.

Financial Condition and Liquidity

Liquidity and Capital Resources. At March 31, 2001 the Company had cash and cash equivalents and restricted cash totaling $82 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At March 31, 2001, Glenayre's principal source of liquidity is $68 million of cash and cash equivalents.

Accounts payable decreased at March 31, 2001 compared to December 31, 2000 primarily as a result of decreased inventory purchases. Accrued expenses at March 31, 2001 decreased from year-end 2000 primarily due to reductions in (i) salaries and other payroll accruals due to timing differences, (ii) employee incentive accruals as a result of payments made in 2001 for bonuses earned in 2000 and (iii) sales commissions offset partially by an increase in deferred revenue.

In December 2000, the Board of Directors of the Company rescinded its dormant stock repurchase program authorized in September 1996 and authorized the
repurchase of up to 3 million shares of the Company's common stock.   As of
December 31, 2000, the Company had repurchased 12,500 shares at a total cost of approximately $40,000. In the first quarter of 2001, the Company purchased an additional 4,000 shares at a total cost of approximately $15,000.

The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. Additionally, the competitive telecommunications market may require customer financing commitments. These commitments may be in the form of guarantees, secured debt or lease financing. Since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. During the third quarter 2000, the Company renegotiated its only prior financing commitment for wireless messaging infrastructure and voicemail products reducing the commitment from approximately $30 million to approximately $10 million. This commitment, which expires in 2001, has a remaining financing

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------


commitment of approximately $500,000 at March 31, 2001. Amounts outstanding under this financing arrangement as of March 31, 2001 were approximately $9 million.

In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility. The Company is currently exploring opportunities that will satisfy the requirements of its remaining Vancouver operations. This includes the development, subsequent sale and partial lease back of an office tower to meet the Company's operational needs for its engineering, marketing and customer service groups located in Vancouver, B.C. In 2000, the Company spent approximately $8 million related to the office tower development. During the first quarter of 2001, the Company spent approximately $3 million related to the office tower development. The total remaining cost to complete the construction is estimated at approximately $7 million.

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

Income Tax Matters. For 2000, Glenayre's actual cash outlay for taxes was limited to foreign income taxes primarily due to current losses and the availability of foreign sales corporation benefits. The Company's cash outlay for taxes is not expected to be significant in 2001 due to net operating loss carryforwards.

As of March 31, 2001, the Company has U.S. tax net operating loss carryforwards ("NOLs") aggregating $116 million, of which $33 million relates to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. ("WAI"). However, the ability to utilize WAI's acquired NOLs to offset future taxable income is subject to restrictions and there can be no assurance that it will be utilized in 2001 or future periods.

The Company has recorded a deferred tax asset of $59 million, net of a valuation allowance of $16 million, at March 31, 2001, in accordance with SFAS 109. This amount represents management's best estimate of the amount of NOLs and other future deductions that are more likely than not to be realized as offsets to future taxable income.



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



                                              Glenayre Technologies, Inc.
                                              ---------------------------------
                                              (Registrant)



                                              /s/ Bert Klein
                                              ---------------------------------
                                              Bert Klein
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)



Date:  April 25, 2001

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                                                      EXHIBIT 15



To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina

We are aware of the incorporation by reference in the Registration Statement Number 33-43797 on Form S-8 dated November 5, 1991, Registration Statement Number 33-68766 on Form S-8 dated September 14, 1993, Registration Statement Number 33-80464 on Form S-8 dated June 17, 1994, Registration Statement Number 333-04635 on Form S-8 dated May 28, 1996 (amended by Post-Effective Amendment Number 1 on Form S-8 dated May 22, 1998), Registration Statement Number 333-15845 on Form S-4 dated November 8, 1996 (amended by Post-Effective Amendment Number 1 on Form S-8 dated January 30, 1997), Registration Statement Number 333-38169 on Form S-8 dated October 17, 1997, Registration Statement Number 333-39717 on Form S-8 dated November 7, 1997, Registration Statement Number 333-56375 on Form S-8 dated June 9, 1998, Registration Statement number 333-81161 on Form S-8 dated June 21, 1999 Registration Statement number 333-81155 on Form S-8 dated June 21, 1999 and Registration Statement number 333-37446 on Form S-8 dated May 19, 2000 of our report dated April 19, 2001, relating to the unaudited condensed consolidated interim financial statements of Glenayre Technologies, Inc. and subsidiaries which are included in its Form 10-Q for the quarter ended March 31, 2001.



                                                            Ernst & Young LLP

Charlotte, North Carolina
April 19, 2001

                                                                      EXHIBIT 99

       CAUTIONARY STATEMENT UNDER SAFE HARBOR PROVISIONS OF THE PRIVATE
                   SECURITIES LITIGATION REFORM ACT OF 1995

Glenayre Technologies, Inc. ("Glenayre" or the "Company"), from time to time, makes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management of the Company at the time such statements are made. Glenayre is filing this cautionary statement to identify important factors that could cause Glenayre's actual results to differ materially from those in any forward-looking statements made by or on behalf of Glenayre.

Decline in the Wireless Messaging Infrastructure Market

Over the last two years, the wireless messaging infrastructure market has contracted and continued declines are likely as the loss of one-way paging subscribers by carriers has not been completely replaced by two-way paging subscribers. If the wireless messaging infrastructure market continues to contract, it will result in decreased sales of Glenayre's products, which would have a material adverse effect on Glenayre's business.

Effective Convergence of Technologies

In recent years, the markets for each of wireless services, Internet services and prepaid technologies have grown significantly. Glenayre is dependent on the continued growth of these markets as well as the effective and successful convergence of these technologies for its Enhanced Services platform, such as the Modular Voice Processing system and Intelligis LSP, and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH(TM). The markets for these technologies are still emerging and continued growth in demand and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates, or grows more slowly than Glenayre anticipates, it will have a material adverse effect on Glenayre's business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will continue and/or develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre's business has historically focused primarily on wireless messaging and is subject to competition from alternative forms of communication. Glenayre's business is also focused on the wireless telecommunications industry. The wireless telecommunications industry is characterized by rapid technological change, including digital cellular telephone systems, which compete, directly or indirectly, with certain of Glenayre's products or the services provided by certain of Glenayre's customers. While the introduction of more advanced forms of telecommunication may provide opportunities to Glenayre for the development of new products, these advanced forms of telecommunication may reduce the demand for wireless messaging devices and thus the type of wireless messaging systems and related software designed and sold by Glenayre. In addition, Glenayre has been focusing its efforts on growing its Enhanced Services platform products, such as the Modular Voice Processing system and Intelligis LSP, and enhanced services solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH(TM). Demand for these products and services may be affected by changes in technology as well as the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre's wireless messaging and Enhanced Services platform products, it could have a material adverse effect on Glenayre's business.

Growth of Two-Way Wireless Messaging Market

The market for two-way interactive wireless messaging products is emerging, and the continued growth of the market is uncertain. The Company has focused significant efforts on developing products and strategic alliances. The development of the Company's business in this area is dependent upon its ability to deliver adequate quantities of its advanced two-way interactive wireless messaging devices. The development of the two-way interactive wireless messaging device market will also be affected by other technological changes in wireless messaging services, governmental regulatory activities and general economic conditions. If the market for interactive devices does not continue to grow or grows slower than anticipated by Glenayre, it would negatively affect demand for Glenayre's products. Currently there are a limited number of two-way interactive communications service providers. The growth of sales of two-way interactive wireless messaging device systems by Glenayre to those customers may be delayed depending upon delays in the market acceptance of two-way interactive wireless messaging devices by the consumers of such wireless messaging device service providers. Since the Company's two-way interactive wireless messaging devices are produced by a third party manufacturer, manufacturing delays and component part delays or shortages could adversely affect the Company's delivery of two-way interactive wireless messaging devices impacting sales both of the devices, wireless messaging and wireless messaging infrastructure products.

Competition

In the market for wireless messaging infrastructure, Glenayre currently faces competition from a number of alternative wireless telecommunications technologies, including cellular-based telephone and messaging services, mobile satellite systems, specialized and private mobile radio systems, digital cellular telephone systems and broadband personal communications services. Although these technologies are generally higher priced than traditional wireless messaging services, technological improvements could result in increased capacity and efficiency for wireless two-way communication and could result in increased competition for Glenayre. Additionally, Glenayre currently faces competition for its Enhanced Services platform from a number of companies, including: Comverse Technologies, Inc., ADC Telecommunication, InterVoice-Brite, Inc., Openwave, Lucent/Octel Communications Corporation and Unisys Corporation. Lastly, Glenayre also faces competition for prepaid wireless products and services from several domestic and foreign competitors, including: InterVoice-Brite, Inc., Comverse Technologies, Inc., Precision Systems, Inc., Logica-Aldiscon, LHS, Sixbell, Nortel, Ericsson, Nokia, Alcatel-DSC and Lucent. Many of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies for the sale of its messaging products and Enhanced Services platform.

Variability of Quarterly Results

The Company's financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. One customer accounted for approximately 10% of net sales for the year ended December 31, 2000. No one customer accounted for 10% or greater of net sales for the year ended December 31, 1999. Sales to two customers totaled approximately 13% and 11%, respectively, of 1998 net sales. Beyond 2000, the customers with whom the Company does the largest amount of business are expected to vary from year to year and quarter to quarter as a result of the timing for development and expansion of customers' communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by Glenayre's newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company's performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the following quarterly periods.

Volatility of Stock Price

The market price of Glenayre Common Stock is volatile. The market price of Glenayre Common Stock could be subject to significant fluctuations in response to variations in Glenayre's quarterly operating results and other factors such as announcements of technological developments or new products by Glenayre, developments in Glenayre's relationships with its customers, strategic alliances and partnerships, technological advances by existing and new competitors, general market conditions in the industry and changes in government regulations. In addition, in recent years conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have often been unrelated to the operating performance of these specific companies.

Proprietary Technology

Glenayre owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to Glenayre, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre's products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People's Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre's proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful. Regardless, with respect to currently pending claims, the Company does not believe that an adverse resolution would have a materially adverse effect on the Company.

Potential Changes in Government Regulation

Many of Glenayre's products operate on radio frequencies. Radio frequency transmissions and emissions and certain equipment used in connection therewith are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by Glenayre in connection with the manufacture and sale of certain of its products, and by Glenayre's telecommunications service provider customers to operate the systems that utilize certain Glenayre products. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre's products. Although recent deregulation of international telecommunications industries along with recent radio frequency spectrum allocations made by the Federal Communications Commission in the United States have increased the demand for Glenayre's products by providing users of those products with opportunities to establish new personal communications services, the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded personal communications services may not continue and future regulatory changes may not have a positive impact on Glenayre. The issuance of radio frequency licenses generally stimulates demand for Glenayre's products. However, delays in the issuance of licenses may adversely affect sales and the timing of sales of Glenayre's products. While many of Glenayre's current Enhanced Services platform solutions are not directly subject to regulation, there can be no assurance that the government will not regulate these services in the future.

Financing Customer Purchases

In the past, Glenayre has financed customer purchases of its products for development of the two-way interactive wireless messaging market for the build-out of two-way networks by its customers who acquired two-way licenses auctioned by the FCC (the "Two-Way License Holders"). Glenayre does not expect to enter into significant additional customer financing arrangements. Since June 30, 1999, it has been the Company's policy not to offer customer financing or guarantees. As of March 31, 2001, the Company has a prior financing commitment to one customer for wireless messaging infrastructure and voicemail products of up to $10 million, of which there are currently borrowings totaling approximately $9 million. Accordingly, there is a risk of default on the Company's remaining customer financing arrangements. The Company generally retains a security interest in equipment for which it provides financing.

International Business Risks

Approximately 34% of 2000 fiscal year net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre's products and services for fiscal year 2000 was negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit Glenayre's currency exchange fluctuation risk.

Continuation and Expansion of Strategic Alliances and Partnerships

Glenayre has entered into numerous strategic alliances, including alliances with AnyDevice.com, Inc.; Arch Wireless, Inc.; DataLink.net, Inc.; Galileo International, L.L.C.; GoSMS.com, Ltd.; HandSignal, Inc.; HiddenMind Technology, Inc.; JP Systems, Inc.; MobileSys, Inc.; Notify Technology Corporation; OfficeDomain, Inc.; PCS Innovations, Inc.; Vast Solutions, Inc; Veriprise Wireless Corp.; WirelessMD, Inc.; w-Trade Technologies, Inc.; and Wysdom, Inc. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute Glenayre's products and Glenayre intends to enter into service reseller arrangements. Glenayre is dependent upon these alliances to augment its research and development efforts as well as to distribute Glenayre's products and services. If these strategic alliances or partnerships are not successful or are terminated, it may have a material adverse effect on Glenayre's business. Glenayre intends to continue entering into strategic alliances and partnerships; however, there can be no assurance that additional arrangements with suitable partners on acceptable terms will be available. The inability of Glenayre to grow its current strategic alliances and partnerships or enter into arrangements with additional partners on acceptable terms may have a material adverse effect on Glenayre's business.