Form 10-Q
period 2001-06-30
GLENAYRE TECHNOLOGIES INC
filed 2001-08-14
CIK 808918

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------   ----------------

     Commission File Number 0-15761

                          GLENAYRE TECHNOLOGIES, INC.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


            DELAWARE                                        98-0085742
-------------------------------                         -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


      11360 Lakefield Drive, Duluth, Georgia                    30097
      ---------------------------------------                 --------
     (Address of principal executive offices)                 Zip Code


                                (770) 283-1000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at August 9, 2001 was 65,074,311 shares.

Glenayre Technologies, Inc and Subsidiaries
-------------------------------------------

                                     INDEX

Part I - Financial Information:

         Item 1. Financial Statements
                                                                                            Page
                                                                                            ----
                 Independent Accountants' Review Report..................................     3

                 Condensed Consolidated Balance Sheets as of
                   June 30, 2001 (Unaudited) and December 31, 2000.......................     4

                 Condensed Consolidated Statements of Operations for the
                   three months ended June 30, 2001 and 2000 (Unaudited).................     5

                 Condensed Consolidated Statements of Operations for the
                   six months ended June 30, 2001 and 2000 (Unaudited)...................     6

                 Condensed Consolidated Statement of Stockholders' Equity
                   for the six months ended June 30, 2001 (Unaudited)....................     7

                 Condensed Consolidated Statements of Cash Flows for the
                   six months ended June 30, 2001 and 2000 (Unaudited)...................     8

                 Notes to Condensed Consolidated Financial Statements (Unaudited)........     9

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................................    14

         Item 3. Quantitative and Qualitative Disclosures about Market Risk..............    20

Part II - Other Information:

         Item 4. Submission of Matters to a Vote of Security Holders.....................    21

         Item 6. Exhibits and Reports on Forms 8-K.......................................    21

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2001 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            /s/ Ernst & Young LLP

Charlotte, North Carolina
July 31, 2001

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEET
                            (dollars in thousands)


                                                                 June 30, 2001   December 31, 2000
                                                                 --------------  -----------------
                                                                  (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents...................................     $  58,698            $ 71,866
    Restricted cash.............................................         4,762              16,893
    Accounts receivable, net....................................        30,214              36,572
    Accounts receivable discontinued operations, net............        23,425              58,405
    Notes receivable, net.......................................            84                 122
    Notes receivable discontinued operations, net...............           ---               4,312
    Inventories, net............................................        14,016              14,117
    Inventories discontinued operations, net....................         1,572              25,987
    Deferred income taxes.......................................           ---              19,140
    Prepaid expenses and other current assets...................         2,530               6,177
                                                                     ---------            --------
         Total current assets...................................       135,301             253,591
Notes receivable, net...........................................            12                 303
Notes receivable discontinued operations, net...................           ---               6,921
Property, plant and equipment, net..............................        41,215              40,875
Property, plant and equipment discontinued operations, net......        16,623              48,180
Goodwill........................................................           ---              45,311
Deferred income taxes...........................................           ---              34,917
Other assets....................................................         7,580              15,988
                                                                     ---------            --------
TOTAL ASSETS....................................................     $ 200,731            $446,086
                                                                     =========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable............................................     $   7,998            $ 25,150
    Accrued liabilities.........................................        38,285              43,299
    Accrued liabilities discontinued operations.................        33,854                 ---
    Other current liabilities...................................            65                  66
                                                                     ---------            --------
         Total current liabilities..............................        80,202              68,515
Other liabilities...............................................         7,870               6,644
Accrued liabilities discontinued operations-noncurrent..........        15,108                 ---
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding..............           ---                 ---
    Common stock, $.02 par value; authorized: 200,000,000
      shares; outstanding: June 30, 2001 - 64,726,031
      shares; December 31, 2000 - 64,446,012 shares.............         1,294               1,288
    Contributed capital.........................................       360,808             359,181
    Retained earnings (deficit).................................      (267,265)              3,235
    Accumulated other comprehensive income......................         2,714               7,223
                                                                     ---------            --------
         Total stockholders' equity.............................        97,551             370,927
                                                                     ---------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................     $ 200,731            $446,086
                                                                     =========            ========

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

                                                                  Three Months Ended
                                                                       June 30,
                                                               ---------------------
                                                                   2001        2000
                                                               ---------------------
NET SALES....................................................    $  26,505   $28,925
                                                                 ---------   -------
COSTS AND EXPENSES:
      Cost of sales..........................................       12,365     9,389
      Selling, general and administrative expense............       15,329    10,076
      Provision for doubtful receivables.....................          497       181
      Research and development expense.......................        5,670     3,695
      Depreciation expense...................................        2,294     2,315
                                                                 ---------   -------
            Total Costs and Expenses.........................       36,155    25,656
                                                                 ---------   -------
INCOME (LOSS) FROM OPERATIONS................................       (9,650)    3,269
                                                                 ---------   -------
OTHER INCOME (EXPENSES):
      Interest income........................................        1,079     1,717
      Interest expense.......................................          (18)      (14)
      Gain (Loss) on disposal of assets (including impairment
      loss of $(1,760))......................................       (1,755)      129
      Realized gain on available-for-sale securities, net....        1,149       ---
      Other, net.............................................         (446)     (129)
                                                                 ---------   -------
             Total Other Income (Expenses), net..............            9     1,703
                                                                 ---------   -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES....................................       (9,641)    4,972
PROVISION FOR INCOME TAXES...................................       27,480     1,865
                                                                 ---------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS.....................      (37,121)    3,107
LOSS FROM DISCONTINUED OPERATIONS (net of
      income tax)............................................     (227,725)   (1,619)
                                                                 ---------   -------
NET LOSS.....................................................    $(264,846)  $ 1,488
                                                                 =========   =======

NET LOSS PER WEIGHTED AVERAGE
      COMMON SHARE:..........................................

      Continuing Operations..................................    $   (0.57)  $  0.05
      Discontinued Operations................................        (3.52)    (0.03)
                                                                 ---------   -------
                                                                 $   (4.09)  $  0.02
                                                                 =========   =======
NET LOSS PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations..................................    $   (0.57)  $  0.04
      Discontinued Operations................................        (3.52)    (0.02)
                                                                 ---------   -------
                                                                 $   (4.09)  $  0.02
                                                                 =========   =======

           See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share amounts)
                                  (unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                               ---------------------
                                                                   2001       2000
                                                               ---------------------
NET SALES...................................................     $  53,432   $57,090
                                                                 ---------   -------
COSTS AND EXPENSES:
      Cost of sales.........................................        26,165    20,624
      Selling, general and administrative expense...........        27,682    19,897
      Provision for doubtful receivables....................         2,059       268
      Research and development expense......................        12,042     7,073
      Depreciation expense..................................         4,719     4,587
      Adjustment to loss on sale of business................           (94)     (524)
                                                                 ---------   -------
            Total Costs and Expenses........................        72,573    51,925
                                                                 ---------   -------
INCOME (LOSS) FROM OPERATIONS...............................       (19,141)    5,165
                                                                 ---------   -------
OTHER INCOME (EXPENSES):
      Interest income.......................................         2,586     3,010
      Interest expense......................................           (83)      (29)
      Gain (Loss) on disposal of assets (including
       impairment loss of $(1,760)).........................        (1,767)      303
      Realized gain on available-for-sale securities, net...        11,020       ---
      Other, net............................................          (465)     (296)
                                                                 ---------   -------
             Total Other Income (Expenses), net.............        11,291     2,988
                                                                 ---------   -------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES...................................        (7,850)    8,153
PROVISION FOR INCOME TAXES..................................        28,105     2,940
                                                                 ---------   -------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................       (35,955)    5,213
LOSS FROM DISCONTINUED OPERATIONS (net of
      income tax)...........................................      (234,545)   (2,600)
                                                                 ---------   -------
NET INCOME (LOSS)...........................................     $(270,500)  $ 2,613
                                                                 =========   =======

NET INCOME (LOSS) PER WEIGHTED AVERAGE
      COMMON SHARE:.........................................

      Continuing Operations.................................     $   (0.56)  $  0.08
      Discontinued Operations...............................         (3.63)    (0.04)
                                                                 ---------   -------
                                                                 $   (4.18)  $  0.04
                                                                 =========   =======
NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations.................................     $   (0.56)  $  0.08
      Discontinued Operations...............................         (3.63)    (0.04)
                                                                 ---------   -------
                                                                 $   (4.18)  $  0.04
                                                                 =========   =======

           See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (dollars and shares in thousands)
                                  (unaudited)

                                                                                                   Accumulated
                                                    Common Stock                                      Other           Total
                                               -------------------    Contributed   Accumulated   Comprehensive   Stockholders'
                                                Shares     Amount       Capital       Deficit        Income          Equity
                                               --------  ---------    -----------  ------------   -------------   -------------
Balances,
December 31, 2000............................   64,446     $1,288      $359,181     $   3,235        $7,223        $  370,927

Net Loss.....................................                                        (270,500)                       (270,500)

Other Comprehensive Income:
  Adjustment to unrealized gain on
  securities available for sale,
  net of tax.................................                                                        (4,509)           (4,509)
                                                                                                                    ---------
Comprehensive Loss...........................                                                                        (275,009)

Stock options exercised......................      284          6           979                                           985

Repurchase of common stock...................       (4)        --           (15)                                          (15)

Stock Compensation Expense...................                               663                                           663
                                                                       --------                                     ---------

Balances, June 30, 2001......................   64,726     $1,294      $360,808     $(267,265)       $2,714         $  97,551
                                                ======     ======      ========     =========        ======         =========


           See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (tabular amounts in thousands of dollars)
                                  (unaudited)

                                                             Six Months Ended June 30,
                                                           --------------------------
                                                                  2001         2000
                                                           --------------------------

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES............    $(10,564)     $15,132
                                                                --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment............     (16,906)      (5,332)
      Proceeds from sale of equipment.......................          18          134
      Proceeds from sale of available-for-sale securities...      13,323          ---
                                                                --------      -------
            Net cash used in investing activities...........      (3,565)      (5,198)
                                                                --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Changes in other liabilities..........................          (9)         (18)
      Issuance of common stock..............................         985       13,330
      Repurchase of common stock............................         (15)         ---
                                                                --------      -------
            Net cash provided by financing activities.......         961       13,312
                                                                --------      -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (13,168)      23,246
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      71,866       73,513
                                                                --------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................    $ 58,698      $96,759
                                                                ========      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
       INFORMATION:
Cash paid during the period for:
       Interest.............................................    $     83      $    35
       Income taxes.........................................    $  1,398      $ 1,411

           See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                  (unaudited)

The accompanying unaudited condensed consolidated financial statements of Glenayre ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Glenayre's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

1.    Discontinued Operations

In May 2001, the Company announced that it was exiting its Wireless Messaging business and refocusing all of its strategic efforts on the Enhanced Services Platform/Unified Communication systems business segment based in Atlanta, Georgia. As a result, the Wireless Messaging segment is being reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statement of operations. Additionally, the Company has reported all of the Wireless Messaging segment assets at their estimated net realizable value in the Company's condensed consolidated balance sheet as of June 30, 2001. The Company believes all business transactions related to the Wireless Messaging segment, with the exception of contractual obligations existing prior to the Company's approving a formal plan to dispose of the segment, will cease by May 2002.

Results for discontinued operations consist of the following:

                                                       Three months ended     Six months ended
                                                            June 30,              June 30,
                                                      -------------------     -----------------
                                                          2001     2000        2001      2000
                                                      -------------------     -----------------
Net Sales...........................................  $   4,016   $27,747   $  23,014   $58,237

Loss from discontinued operations:

Loss from operations before income taxes............    (38,344)   (2,129)    (48,474)   (3,275)
Benefit/(Provision) for income taxes................     (3,310)      510         ---       675
                                                      ---------   -------   ---------   -------
Net loss from operations............................    (41,654)   (1,619)    (48,474)   (2,600)
Loss on disposal before income taxes................   (156,800)      ---    (156,800)      ---
Provision for income taxes..........................    (29,271)      ---     (29,271)      ---
                                                      ---------   -------   ---------   -------
Net loss on disposal of discontinued
 operations.........................................   (186,071)      ---    (186,071)      ---
                                                      ---------   -------   ---------   -------

Net loss from Discontinued Operations...............  $(227,725)  $(1,619)  $(234,545)  $(2,600)
                                                      =========   =======   =========   =======

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continiued)
             (tabular amounts in thousands except per share data)
                                  (unaudited)

The loss from discontinued operations consists of (i) operating losses incurred in the Wireless Messaging segment for the three and six-month periods ended June 30, 2001 and 2000 and (ii) an estimated loss on disposal of the segment for the three and six-month periods ended June 30, 2001 which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) a valuation allowance for related deferred tax assets.

2.  Restricted Cash

Restricted cash at June 30, 2001 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year.

3.  Accounts and Notes Receivables

Accounts receivable related to continuing operations consist of:

                                                      June 30,     December 31,
                                                        2001           2000
                                                    ----------    -------------
Trade receivables...................................   $34,460        $38,477
Other...............................................     1,776          1,734
                                                       -------        -------
                                                        36,236         40,211
Less: allowance for doubtful accounts...............    (6,022)        (3,639)
                                                       -------        -------
                                                       $30,214        $36,572
                                                       =======        =======

4.  Inventories

Inventories related to continuing operations consist of:

                                                 June 30,   December 31,
                                                   2001         2000
                                                ---------   ------------
Raw materials..............................        $ 8,110       $ 8,550
Work-in-process............................          2,108         4,120
Finished goods.............................          3,798         1,447
                                                   -------       -------
                                                   $14,016       $14,117
                                                   =======       =======

5.  Other Assets and Comprehensive Income

Included in Other Assets related to continuing operations is the Company's remaining investment in Western Multiplex Corporation ("MUX"), a former subsidiary, of which the Company sold 95% in November 1999. During the three and six-month periods ended June 30, 2001, the Company sold 190,000 and 1,215,500 shares of MUX stock at a pre-tax gain of $1.1 million and $11.9 million, respectively. As of June 30, 2001, the Company had approximately 680,000 shares remaining in its investment in MUX. As of June 30, 2001, the market value of the Company's remaining interest in MUX has appreciated. Accordingly, as of June 30, 2001, the Company recorded in comprehensive income a cumulative unrealized holding gain of approximately $2.8 million, net of tax of $1.3 million, on the

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continiued)
             (tabular amounts in thousands except per share data)
                                  (unaudited)

remaining shares of this available-for-sale security.  Comprehensive income
(loss) was $(8,756) and $(275,009), respectively, for the three and six months periods ended June 30, 2001.

Additionally, during the first quarter 2001, the Company recorded a pre-tax impairment charge of approximately $900,000 related to the decline in value deemed to be other than temporary on an additional available-for-sale investment held by the Company.

                                                               Available-for-sale Securities
                                                       ---------------------------------------------
                                                                  Gross        Gross
                                                               Unrealized   Unrealized    Estimated
                                                        Cost     Gains        Losses     Fair Value
                                                       ------  ----------   ----------   ----------
Marketable equity securities as of June 30, 2001...    $1,804    $4,123        $117        $5,810

Further, through July 31, 2001, the Company has sold an additional 300,000 shares of Western Multiplex securities at a pre-tax gain of approximately $1.2 million. The estimated fair value of the Company's remaining available-for-sale marketable equity securities at July 31, 2001 totaled approximately $2.2 million.

6.  Income Taxes

The Company's consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                        Three Months Ended          Six Months Ended
                                                             June 30,                    June 30,
                                                       --------------------        ------------------
                                                          2001       2000            2001      2000
                                                       ---------   --------        -------    -------
Income tax provision at U.S. statutory rate............  $(3,374)    $1,740        $(2,749)    $2,854
Change in valuation allowance..........................   30,874         50         30,874         50
Foreign taxes at rates other than U.S. statutory rate..      ---        168            ---        168
U.S. Research and Experimentation Credit...............      ---        (50)           ---        (50)
Benefit from foreign sales corporation.................      ---        (75)           (50)      (150)
Other..................................................      (20)        32             30         68
                                                         -------     ------        -------     ------
Income tax provision ..................................  $27,480     $1,865        $28,105     $2,940
                                                         =======     ======        =======     ======

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continiued)
             (tabular amounts in thousands except per share data)
                                  (unaudited)


7.  Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                 ---------------------       -----------------------
                                                    2001         2000           2001         2000
                                                 ----------   --------       ---------    ----------
Numerator:
   Net income (loss) from continuing operations..  $(37,121)  $ 3,107        $(35,955)       $ 5,213
Denominator:
   Denominator for basic income (loss) from
   continuing operations per share -
   weighted average shares.......................    64,695    64,257          64,639         63,737
Effect of dilutive securities:
   stock options.................................       ---     2,789             ---          3,300
                                                   --------   -------        --------        -------
Denominator for diluted income (loss) from
 continuing operations per share-adjusted
 weighted average shares and assumed
 conversions.....................................    64,695    67,046          64,639         67,037
                                                   ========   =======        ========        =======
Income (loss) from continuing operations
   per weighted average common share.............  $  (0.57)  $  0.05         $ (0.56)       $  0.08
                                                   ========   =======         =======        =======
Income (loss) from continuing operations
   per common share-assuming dilution............  $  (0.57)  $  0.04         $ (0.56)       $  0.08
                                                   ========   =======         =======        =======

8.  Restructuring

During the second quarter 2001, the Company recorded a pre-tax charge of approximately $11.2 million related to a reduction of approximately 140 positions related to the Company's continuing operations. This headcount reduction impacted several functional areas of the Company including positions associated with relocating Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia in addition to phasing out the Company's prepaid product line. As a result of this restructuring, the Company expensed $3.8 million for employee severance, outplacement services and retention bonuses earned. Severance and payments for outplacement services of approximately $630,000 were paid prior to June 30, 2001.

Additionally during the second quarter 2001, the Company recorded a pre-tax charge of approximately $2.1 million of which approximately $40,000 was paid before June 30, 2001, for consolidation and exit costs from its Charlotte, NC, Atlanta, GA and Amsterdam, Netherlands facilities and a pre-tax charge of approximately $1.8 million for the impairment of long-lived assets. The consolidation and exit process for all of these above facilities is expected to be completed by the end of the fourth quarter 2001. Furthermore, the Company recorded a pre-tax charge of approximately $3.5 million to reserve excess inventories, accrue business exit costs and to reserve customer receivables associated with the Company's decision to abandon its prepaid product line.

For the quarter ended June 30, 2001, the total pre-tax charge for the second quarter 2001 restructuring and exiting of leased facilities was recorded as approximately $2.8 million to cost of sales, $700,000 to research and development, $1.8 million to loss on sale of assets, and $5.9 million to selling, general and administrative expenses.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (tabular amounts in thousands except per share data)
                                  (unaudited)

The reserve balance for this restructuring was approximately $10.1 million at June 30, 2001.

Additionally, during the first quarter 2001, the Company made cash payments of approximately $175,000 of accrued severance benefits in conclusion of its third quarter 1999 restructuring.

The following is a summary of activity for the six-month period ended June 30, 2001 for the 2001 and 1999 restructuring reserves.

                                                          Business Exit,
                                          Severance     Lease Cancellation
                                         and Benefits     and Other Costs       Total
                                       -----------------------------------------------
Balance at December 31, 2000...........    $  175               ---            $   175
Expense accrued .......................     3,820             7,330             11,150
Charges................................       800               475              1,275
                                           ------            ------            -------
Balance at June 30, 2001...............    $3,195            $6,855            $10,050
                                           ======            ======            =======


On July 31, 2001 the Company announced an additional reduction in workforce of approximately 60 employees. A restructuring charge of approximately $1 million related to employee termination costs is anticipated against continuing operations in the third quarter of 2001. Management believes upon recording this adjustment in the third quarter 2001 the remaining reserves for this business restructuring will be adequate to complete this plan.

9.    Segment Reporting

As a result of the Company's decision to dispose of its Wireless Messaging segment, (See Note 1) the Company has only one operating segment remaining as of June 30, 2001. The Enhanced Services Platform/Unified Communications product segment consists of a MVP system which enables cellular, personal communication service, wireline and wireless messaging network operators to offer their subscribers value-added services that enhance and complement their core communication products.

10.   Contingent Liability

On November 1, 1999 the Company sold 95% of the equity in its microwave radio business, MUX. The Company is contingently liable for MUX's building lease payments. The maximum contingent liability as of June 30, 2001 for these obligations is approximately $3.7 million.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For almost 40 years, the Company has developed and provided carrier-grade communications systems for the global market. These products offer enhanced services platforms and unified communications solutions that allow wireless and fixed service providers to support next generation messaging through traditional and IP telephony networks. The Company's @ctiveMessaging portfolio leverages open APIs, allowing service providers to offer leading-edge unified communications services that integrate voice mail, fax and e-mail messaging capabilities with features such as voice activated services and find me/follow-me services to generate new revenue streams.

Results of Discontinued Operations

In May 2001, the Company announced that it was exiting its Wireless Messaging business and refocusing all of its strategic efforts on the Enhanced Services Platform/Unified Communication systems business segment based in Atlanta, Georgia. The Company's decision to abandon its Wireless Messaging segment was due to a rapid decline in both the paging infrastructure market and certain paging carriers' financial health, as well as concerns about the impact of the ongoing ReFLEX operator consolidation on channels for the device market. The Company's paging infrastructure revenue declined over 27% in 2000 from 1999 and the Company anticipates 2001 paging infrastructure revenue to decline over 70% from 2000 levels due to a dramatic market contraction. Wireless Messaging revenues for 2001 are expected to be approximately $30 million. The decision to abandon the Wireless Messaging segment was based on economic reality and the Company's inability to continue funding the investments required to position itself for the future of the wireless messaging market.

The Wireless Messaging segment is being reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging segment assets at their estimated net realizable value in the Company's condensed consolidated balance sheet as of June 30, 2001. The Company believes all business transactions related to the Wireless Messaging segment, with the exception of contractual obligations existing prior to the Company's approving a formal plan to dispose of the segment, will cease by May 2002.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Results for discontinued operations consist of the following:

                                                       Three months ended     Six months ended
                                                            June 30,              June 30,
                                                    -------------------------------------------
                                                         2001      2000        2001      2000
                                                    -------------------------------------------
Net Sales...........................................  $   4,016   $27,747   $  23,014   $58,237

Loss from discontinued operations:

Loss from operations before income taxes............    (38,344)   (2,129)    (48,474)   (3,275)
Benefit/(Provision) for income taxes................     (3,310)      510         ---       675
                                                      ---------   -------   ---------   -------
Net loss from operations............................    (41,654)   (1,619)    (48,474)   (2,600)
Loss on disposal before income taxes................   (156,800)      ---    (156,800)      ---
Provision for income taxes..........................    (29,271)      ---     (29,271)      ---
                                                      ---------   -------   ---------   -------
Net loss on disposal of discontinued
 operations.........................................   (186,071)      ---    (186,071)      ---
                                                      ---------   -------   ---------   -------

Net loss from Discontinued Operations...............  $(227,725)  $(1,619)  $(234,545)  $(2,600)
                                                      =========   =======   =========   =======


The loss from discontinued operations consists of (i) operating losses incurred in the wireless messaging segment for the three and six-month periods ended June 30, 2001 and 2000 and (ii) an estimated loss on disposal of the segment for the three and six-month periods ended June 30, 2001 which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a transition period of no more than twelve months, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) a valuation allowance for related deferred tax assets.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales of continuing operations represented by certain line items from Glenayre's consolidated statements of operations:

                                                   Three Months Ended              Six Months Ended
                                                        June 30,                         June 30,
                                                   -------------------             ------------------
                                                       2001      2000                2001       2000
                                                     -------   -------             -------     ------
Net sales.........................................    100.0%    100.0%              100.0%     100.0%
Cost of sales.....................................     46.7      32.5                49.0       36.1
                                                    -------     -----               -----      -----
    Gross profit..................................     53.3      67.5                51.0       63.9
Operating expenses:
    Selling, general and administrative...........     57.8      34.8                51.8       34.9
    Provision for doubtful receivables............      1.9       0.6                 3.9         *
    Research and development......................     21.4      12.8                22.5       12.4
    Depreciation and amortization.................      8.7       8.0                 8.8        8.0
    Adjustment to loss on sale of business........      ---       ---                  *        (0.9)
                                                    -------     -----            --------      -----
        Total operating expenses..................     89.8      56.2                86.9       54.8
                                                    -------     -----               -----      -----
Income (loss) from operations.....................    (36.4)     11.3               (35.8)       9.0
Interest, net.....................................      4.0       5.9                 4.7        5.2
Gain (loss) on disposal of assets.................     (6.6)       *                 (3.3)       0.5
Realized gain on available-for-sale securities....      4.3       ---                20.6        ---
Other, net........................................     (1.7)       *                 (0.8)      (0.5)
                                                    -------    ------               -----      -----
Income (loss) from continuing operations before
    income taxes..................................    (36.4)     17.2               (14.7)      14.3
Provision (benefit) for income taxes..............    103.7       6.4                52.6        5.1
                                                    -------     -----               -----      -----
Income (loss) from continuing operations..........   (140.1)%    10.7%              (67.3)%      9.1%
                                                    =======     =====               =====      =====

-------------
*   less than 0.5

Three-Month and Six-Month Periods Ended June 30, 2001 and 2000

Net Sales. Net sales for the three-month period ended June 30, 2001 decreased 8% to $27 million as compared to $29 million for the three-month period ended June 30, 2000. Net sales decreased 6% and were $53 million and $57 million for the six-month periods ended June 30, 2001 and 2000, respectively. International sales (sales outside the United States) were approximately $3 million for the three-month period ended June 30, 2001 as compared to approximately $12 million for the three-month period ended June 30, 2000 and accounted for 12% and 42% of net sales for the three-month periods ended June 30, 2001 and 2000, respectively. International sales were approximately $8 million for the six-month period ended June 30, 2001 as compared to approximately $21 million for the six-month period ended June 30, 2000 and accounted for 14% and 37% of net sales for the six-month periods ended June 30, 2001 and 2000, respectively.

The decrease in net sales for the three-month and six-month periods ended June 30, 2001 as compared to those same periods in 2000 is primarily due to decreased revenues from the Company's abandoned prepaid product line which was eliminated as part of the Company's second quarter 2001 restructuring. The Company anticipates for the last half of 2001 quarterly revenues will decline slightly as compared to the second quarter 2001, while expecting moderate revenue growth in 2002. These are forward-looking statements that are subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-Q. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

There were three separate customers who accounted for 44%, 14% and 10% and 31%, 14% and 11% of net sales for the three and six-month periods ended June 30, 2001, respectively. There was one single customer who accounted for approximately 11% and 15% of net sales for the three and six-month periods ended June 30, 2000, respectively. Two additional customers accounted for approximately 10% and 12% of net sales for the six months ended June 30, 2000.

Gross Profit. Gross profit margins were 53% and 68% for three-month periods ended June 30, 2001 and 2000, respectively. Gross profit margins were 51% and 64% for the six-month periods ended June 30, 2001 and 2000, respectively. The decrease in margin percentages for 2001 is primarily attributable to warranty and obsolescence charges incurred as part of the second quarter 2001 restructuring related to the Company's decision to abandon its prepaid product line. Additionally, the decline can be attributed to inventory obsolescence charges incurred on the Company's MVP product line as a result of lower sales forecasts. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and
(iii) increases in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $15 million and $10 million for the three-month periods ended June 30, 2001 and 2000, respectively and $28 million and $20 million for the six-month periods ended June 30, 2001 and 2000, respectively. The increase in the three and six-month periods of 2001 is primarily attributable to employee termination benefits and lease termination costs associated with the second quarter 2001 restructuring as well as increased employee related costs in the first quarter of 2001 in the Company's quality, technical operations and marketing functional areas.

Provision for Doubtful Receivables.    The provision for doubtful receivables
was $497,000 and $181,000 for the three-month periods ended June 30, 2001 and 2000, respectively and $2.1 million and $268,000 for the six-month periods ended June 30, 2001 and 2000, respectively. The increase in bad debt reserves for the three and six-month periods ended June 30, 2001 is due primarily to specific reserves taken on the Company's abandoned prepaid product line partially offset by collections made in the second quarter of 2001 on older receivables previously reserved as part of the Company's normal recurring reserve calculation. Further, the provision recorded in the six-month period ended June 30, 2001 increased due to a specific customer experiencing poor financial condition in the first quarter 2001.

Research and Development Expense. Research and development expenses were $6 million and $4 million for the three-month periods ended June 30, 2001 and 2000, respectively, and $12 million and $7 million for the six-month periods ended June 30, 2001 and 2000, respectively. The increase in the three and six-month periods ended June 30, 2001 is due primarily to restructuring charges incurred in the second quarter of 2001 for employee termination benefits. Additionally, the increases in the three-month and six-month periods ended June 30, 2001 are related to increased employee related costs and subcontracting expenses. The Company relies on its research and development programs for new products and the improvement of existing products for the growth in net sales. Research and development costs are expensed as incurred.

Depreciation. Depreciation expense remained relatively flat at $2.0 million for both the three-month periods ended June 30, 2001 and 2000 and $5 million for both the six-month periods ended June 30, 2001 and 2000.

Interest Income, Net. Interest income, net was $1.1 million and $1.7 million for the three-month periods ended June 30, 2001 and 2000, respectively, and $2.5 million and $3.0 million for the six-month periods ended June 30, 2001 and 2000, respectively. Interest earned for the three and six-month periods ended June 30, 2001 is lower due to decreased cash and cash equivalent investment balances offset partially by interest earned through May 2001 on the Company's one remaining customer financing commitment.

Provision for Income Taxes.   The effective tax rates for the three-month and
six-month periods ended June 30, 2001 and 2000 differed from the combined U.S. federal and state statutory tax rate of

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

approximately 40% due primarily to (i) the change in the valuation allowance,
(ii) nondeductible goodwill amortization and (iii) higher tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions. The difference between the effective tax rates in 2001 compared to 2000 is primarily the result of the change in the valuation allowance.

Financial Condition and Liquidity

Liquidity and Capital Resources. At June 30, 2001 the Company had cash and cash equivalents and restricted cash totaling $63 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At June 30, 2001, Glenayre's principal source of liquidity is $59 million of cash and cash equivalents.

Included in the Company's loss on disposal of discontinued operations (See Results of Discontinued Operations) for the three and six-month periods ended June 30, 2001 are cash charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during a transition period no longer than twelve months and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. The Company expects primarily all of these cash payments to be completed by no later than December 31, 2002. However, contractual obligations with customers existing prior to the measurement date and lease termination costs could extend through 2006. The Company's discontinued operations transition team is currently working on opportunities that may reduce the length of time cash payments are required for these obligations.

Included in the Company's three and six-month periods ended June 30, 2001 losses from continuing operations are cash restructuring charges (See Note 8 of the Company's Condensed Consolidated Financial Statements) totaling approximately $8 million for employee termination benefits, prepaid product contractual obligations and consolidation and facility exit costs. The Company anticipates primarily all of the cash payments for this restructuring charge will be made within the next twelve months with the exception of lease termination costs which could require cash payments through 2005 if a sublessee is not obtained.

Accounts payable decreased at June 30, 2001 compared to December 31, 2000 primarily as a result of decreased inventory purchases. Accrued expenses at June 30, 2001 increased from year-end 2000 primarily due to reserves recorded for the loss on discontinued operations and restructuring charges offset partially by a reduction in long term international project accruals and employee incentive accruals as a result of payments made in 2001 for bonuses earned in 2000.

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

The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. During the third quarter 2000, the Company renegotiated its only prior financing commitment for wireless messaging infrastructure and voicemail products reducing the commitment from approximately $30 million to approximately $10 million. This agreement, which expires in 2001, has no remaining

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

financing commitment at June 30, 2001. Amounts outstanding under this financing arrangement as of June 30, 2001 were approximately $9 million. As a result of the customer filing bankruptcy and the Company's decision to exit its Wireless Messaging segment, this commitment was fully reserved in the second quarter 2001.

In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease back of the new office tower to meet its ongoing operational needs. However, as a result of the Company's decision to exit its Wireless Messaging segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities. In 2000, the Company spent approximately $8 million related to the Vancouver new office tower development. During the three and six months ended June 30, 2001, the Company spent approximately $4 million and $7 million, respectively related to the office tower development. The Company believes it may need to spend an additional $4 million in 2001 to complete this office tower.

The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) to repurchase common stock as discussed above. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

Income Tax Matters. For 2000, Glenayre's actual cash outlay for taxes was limited to foreign income taxes primarily due to current losses and the availability of foreign sales corporation benefits. The Company's cash outlay for taxes is not expected to be significant in 2001 due to current losses and net operating loss carryforwards.

Management has assessed the realizability of the Company's deferred tax asset of $117.1 million and determined that a valuation allowance of $117.1 million was necessary as of June 30, 2001. Management reached this conclusion based on the fact that the Company has incurred cumulative losses in recent years, including a significant loss in the three month period ended June 30, 2001, and that its remaining restructured business does not provide a historical basis for projecting future taxable income.

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

                          PART II - OTHER INFORMATION

ITEMS 1 through 3 and 5 are inapplicable and have been omitted.

ITEM 4. Submission of Matters to a Vote of Security Holders.

        At the Company's Annual Meeting of Stockholders held on May 17, 2001, the following matters were submitted to a vote of the stockholders of the Company.

        The results of the voting were as follows:

        (i) The election of four directors each to serve a three-year term expiring 2004:


Nominees            Shares Voted in Favor  Shares Withheld
------------------  ---------------------  ---------------
John J. Hurley           59,507,774            625,161
Horace H. Sibley         59,508,051            624,884
Howard W. Speaks         59,557,149            575,786

        (ii) The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 59,866,589 in favor, 214,070 against and 52,276 abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits

             Exhibit 10.1 Amendment, dated April 26, 2001, to the Stock Option Agreement dated October 3, 1999 between the Company and Clarke H. Bailey is filed herewith.*

             Exhibit 10.2 Amendment, dated July 31, 2001, to the Employment Agreement dated June 18, 1999 between the Company and Eric L. Doggett is filed herewith.*

             Exhibit 10.3   Letter Agreement, dated May 23, 2001,
                            between the Company and Bert C. Klein is filed herewith.*

             Exhibit 15     Letter regarding unaudited interim
                            financial information.

             Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities
                            Litigation Reform Act of 1995.

             ________________
             *management contract.

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



                                         Glenayre Technologies, Inc.
                                         ---------------------------
                                                 (Registrant)



                                         /s/ Debra Ziola
                                         -------------------------------
                                         Debra Ziola
                                         Senior Vice President and
                                         Interim Chief Financial Officer
                                         (Principal Financial Officer)



Date: August 14, 2001

                                                                      EXHIBIT 15





To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina

We are aware of the incorporation by reference in the Registration Statement Number 33-43797 on Form S-8 dated November 5, 1991, Registration Statement Number 33-68766 on Form S-8 dated September 14, 1993, Registration Statement Number 33-80464 on Form S-8 dated June 17, 1994, Registration Statement Number 333-04635 on Form S-8 dated May 28, 1996 (amended by Post-Effective Amendment Number 1 on Form S-8 dated May 22, 1998), Registration Statement Number 333-15845 on Form S-4 dated November 8, 1996 (amended by Post-Effective Amendment Number 1 on Form S-8 dated January 30, 1997), Registration Statement Number 333-38169 on Form S-8 dated October 17, 1997, Registration Statement Number 333-39717 on Form S-8 dated November 7, 1997, Registration Statement Number 333-56375 on Form S-8 dated June 9, 1998, Registration Statement number 333-81161 on Form S-8 dated June 21, 1999 Registration Statement number 333-81155 on Form S-8 dated June 21, 1999 and Registration Statement number 333-37446 on Form S-8 dated May 19, 2000 of our report dated July 31, 2001, relating to the unaudited condensed consolidated interim financial statements of Glenayre Technologies, Inc. and subsidiaries which are included in its Form 10-Q for the quarter ended June 30, 2001.



                                                          /s/ Ernst & Young LLP

Charlotte, North Carolina
July 31, 2001

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

Effective Convergence of Technologies

In recent years, the markets for wireless and internet services have grown significantly. Glenayre is dependent on the continued growth of these markets as well as the effective and successful convergence of these technologies for its Enhanced Services platform, such as the Modular Voice Processing system and Intelligis LSP, and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH. The markets for these technologies are still emerging and continued growth in demand and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates, or grows more slowly than Glenayre anticipates, it will have a material adverse effect on Glenayre's business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will continue and/or develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre's business is focused on growing its Enhanced Services and Unified Communication Systems products, such as the Modular Voice Processing system and Intelligis LSP, and enhanced services solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH. Demand for these products and services may be affected by changes in technology as well as the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre's Enhanced Services and Unified Communication systems products, it could have a material adverse effect on Glenayre's business.

Competition

Glenayre currently faces competition for its Enhanced Services and Unified Communications Systems from a number of companies, including: Comverse Technologies, Inc., ADC Telecommunication, InterVoice-Brite, Inc., Openwave, Lucent/Octel Communications Corporation and Unisys Corporation. Many of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies for the sale of its Enhanced Services and Unified Communications Systems.

Variability of Quarterly Results

The Company's financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Two customers accounted for approximately 16% and 18% of net sales for the year ended December 31, 2000. Three customers accounted for 11% of net sales for the year ended December 31, 1999. Beyond 2000, the customers with whom the Company does the largest amount of business are expected to vary from year to year and quarter to quarter as a result of the timing for the continued expansion into international markets and changes in the proportion of revenues generated by Glenayre's newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company's performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the following quarterly periods.

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

Proprietary Technology

Glenayre owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to Glenayre, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre's products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People's Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre's proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the
Company is currently party to certain infringement claims.   In addition, there
can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts
would be successful.   Regardless, with respect to currently pending claims, the
Company does not believe that an adverse resolution would have a material adverse effect on the Company.

International Business Risks

Approximately 29% of 2000 fiscal year net sales were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre's products and services for fiscal year 2000 was negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. The Company seeks to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit Glenayre's currency exchange fluctuation risk.

Continuation and Expansion of Original Equipment Manufacturer Agreements

Glenayre has entered into several Original Equipment Manufacturer ("OEM") agreements with companies that market and distribute Glenayre's products and Glenayre intends to enter into service reseller arrangements. Glenayre is dependent upon these OEM agreements to distribute Glenayre's products and services. If these OEM agreements are not successful or are terminated, it may have a material adverse effect on Glenayre's business. Glenayre intends to continue entering into OEM agreements; however, there can be no assurance that additional arrangements with suitable partners on acceptable terms will be available. The inability of Glenayre to grow its current OEM agreements or enter into arrangements with additional partners on acceptable terms may have a material adverse effect on Glenayre's business.

                          Glenayre Technologies, Inc.
                             11360 Lakefield Drive
                                Duluth, GA 30097

                           Telephone: (770) 283-1000
                              Fax: (770) 497-3990


VIA EDGAR

August 14, 2001

Division of Corporation Finance
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549


     Re:  Glenayre Technologies, Inc.
          File No. 0-15761
          Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001.


Gentlemen:

On behalf of Glenayre Technologies, Inc. (the "Company"), and pursuant to Rule 101 of Regulation S-T, we enclose herewith one conformed copy, with exhibits of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

Please acknowledge receipt of the attached electronic filing in accordance with the rules and regulations of EDGAR.

Regards,



Debra Ziola
Senior Vice President and
Interim Chief Financial Officer

Enclosures