Form 10-Q
period 2001-09-30
GLENAYRE TECHNOLOGIES INC
filed 2001-11-02
CIK 808918

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                            98-0085742
          --------------------------------          ------------------
          (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

        11360 LAKEFIELD DRIVE, DULUTH, GEORGIA                           30097
        --------------------------------------                           -----
        (Address of principal executive offices)                        Zip Code

                                 (770) 283-1000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
    --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at October 31, 2001 was 64,971,834 shares.

--------------------------------------------------------------------------------

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

                                      INDEX

Part I - Financial Information:

         Item 1. Financial Statements

                                                                                        Page
                                                                                        ----
                 Independent Accountants' Review Report ..............................   3

                 Condensed Consolidated Balance Sheets as of
                      September 30, 2001 (Unaudited) and December 31, 2000 ...........   4

                 Condensed Consolidated Statements of Operations for the
                      three months ended September 30, 2001 and 2000 (Unaudited) .....   5

                 Condensed Consolidated Statements of Operations for the nine
                      months ended September 30, 2001 and 2000 (Unaudited) ...........   6

                 Condensed Consolidated Statement of Stockholders' Equity for
                      the nine months ended September 30, 2001 (Unaudited) ...........   7

                 Condensed Consolidated Statements of Cash Flows for the nine
                      months ended September 30, 2001 and 2000 (Unaudited) ...........   8

                 Notes to Condensed Consolidated Financial Statements (Unaudited) ....   9

         Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ............................  14

         Item 3. Quantitative and Qualitative Disclosures about Market Risk ..........  20


Part II - Other Information:

         Item 6. Exhibits and Reports on Forms 8-K ...................................  21

-------------------------------------------------------------------------------
                                        2

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
Independent Accountants' Review Report


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Charlotte, North Carolina


We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                           /s/ Ernst & Young LLP

Charlotte, North Carolina
October 18, 2001

--------------------------------------------------------------------------------
                                        3

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (dollars in thousands)

                                                                          September 30, 2001     December 31, 2000
                                                                          ------------------     -----------------
                                                                              (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ............................................     $  84,890              $  71,866
    Restricted cash ......................................................         4,489                 16,893
    Accounts receivable, net .............................................        15,069                 34,838
    Accounts receivable discontinued operations, net .....................           285                 58,405
    Notes receivable discontinued operations, net ........................            --                  4,312
    Inventories, net .....................................................        12,384                 14,117
    Inventories discontinued operations, net .............................           236                 25,987
    Deferred income taxes ................................................            --                 19,140
    Prepaid expenses and other current assets ............................         4,035                  8,033
                                                                               ---------              ---------
         Total current assets ............................................       121,388                253,591
Notes receivable discontinued operations, net ............................            --                  6,921
Property, plant and equipment, net .......................................        40,925                 40,875
Property, plant and equipment discontinued operations, net ...............        17,038                 48,180
Goodwill .................................................................            --                 45,311
Deferred income taxes ....................................................            --                 34,917
Other assets                                                                       2,793                 16,291
                                                                               ---------              ---------
TOTAL ASSETS .............................................................     $ 182,144              $ 446,086
                                                                               =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .....................................................     $   6,094              $  25,150
    Accrued liabilities ..................................................        30,563                 43,365
    Accrued liabilities discontinued operations                                   28,013                     --
                                                                               ---------              ---------
         Total current liabilities .......................................        64,670                 68,515
Other liabilities ........................................................         7,474                  6,644
Accrued liabilities discontinued operations-noncurrent ...................        14,918                     --
Stockholders' Equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding........................            --                     --
    Common stock, $.02 par value; authorized: 200,000,000
      shares; outstanding: September 30, 2001 - 64,996,811
      shares; December 31, 2000 - 64,446,012 shares ......................         1,299                  1,288
    Contributed capital ..................................................       361,026                359,181
    Retained earnings (deficit)                                                 (268,002)                 3,235
    Accumulated other comprehensive income                                           759                  7,223
                                                                               ---------              ---------
         Total stockholders' equity                                               95,082                370,927
                                                                               ---------              ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................     $ 182,144              $ 446,086
                                                                               =========              =========

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

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                           --------------------------------
                                                                                  2001            2000
                                                                           ---------------    -------------

NET SALES ................................................................    $ 22,642          $ 34,519
                                                                              --------          --------
COSTS AND EXPENSES:
      Cost of sales ......................................................       8,529            13,434
      Selling, general and administrative expense ........................       8,741            10,958
      Provision for doubtful receivables .................................         838               977
      Research and development expense ...................................       4,350             5,343
      Depreciation expense ...............................................       2,117             2,359
      Restructuring expense ..............................................       1,388                --
                                                                              --------          --------
            Total Costs and Expenses .....................................      25,963            33,071
                                                                              --------          --------
INCOME (LOSS) FROM OPERATIONS ............................................      (3,321)            1,448
                                                                              --------          --------
OTHER INCOME (EXPENSES):
      Interest income (expense), net .....................................         770             1,660
      Gain (loss) on disposal of assets, net .............................          13                75
      Realized gain (loss) on available-for-sale securities, net .........         636                --
      Escrow settlement ..................................................          --            10,857
      Other, net .........................................................        (410)             (114)
                                                                              --------          --------
             Total Other Income (Expenses), net ..........................       1,009            12,478
                                                                              --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES ................................................      (2,312)           13,926
PROVISION (BENEFIT) FOR INCOME TAXES .....................................        (491)              988
                                                                              --------          --------
INCOME (LOSS) FROM CONTINUING OPERATIONS .................................      (1,821)           12,938
INCOME FROM DISCONTINUED OPERATIONS (net of income tax) ..................       1,084               501
                                                                              --------          --------
NET INCOME (LOSS) ........................................................    $   (737)         $ 13,439
                                                                              ========          ========
NET INCOME (LOSS) PER WEIGHTED AVERAGE
      COMMON SHARE:
      Continuing Operations ..............................................    $  (0.03)         $   0.20
      Discontinued Operations ............................................        0.02              0.01
                                                                              --------          --------
                                                                              $  (0.01)         $   0.21
                                                                              ========          ========
NET INCOME (LOSS) PER COMMON SHARE -
      ASSUMING DILUTION:
      Continuing Operations ..............................................    $  (0.03)         $   0.19
      Discontinued Operations ............................................        0.02              0.01
                                                                              --------          --------
                                                                              $  (0.01)         $   0.20
                                                                              ========          ========

            See notes to condensed consolidated financial statements.

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


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                -----------------------------------------------
                                                                                           2001                     2000
                                                                                ---------------------    ----------------------
NET SALES .....................................................................          $  76,074                $  91,610
                                                                                         ---------                ---------
COSTS AND EXPENSES:
  Cost of sales ...............................................................             31,853                   34,057
  Selling, general and administrative expense .................................             31,878                   30,780
  Provision for doubtful receivables ..........................................              1,576                    1,322
  Research and development expense ............................................             15,693                   12,416
  Depreciation expense ........................................................              6,836                    6,946
  Restructuring expense .......................................................             10,793                       --
  Adjustment to loss on sale of business ......................................                (94)                    (524)
                                                                                         ---------                ---------
     Total Costs and Expenses .................................................             98,535                   84,997
                                                                                         ---------                ---------
INCOME (LOSS) FROM OPERATIONS .................................................            (22,461)                   6,613
                                                                                         ---------                ---------

OTHER INCOME (EXPENSES):
  Interest income (expense), net ..............................................              3,273                    4,642
  Gain (loss) on disposal of assets, net (including
   impairment loss of $(1,760) in 2001) .......................................             (1,754)                     378
  Realized gain (loss) on available-for-sale securities, net ..................             11,656                       --
  Escrow settlement ...........................................................                 --                   10,857
  Other, net ..................................................................               (876)                    (412)
                                                                                         ---------                ---------
     Total Other Income (Expenses), net .......................................             12,299                   15,465
                                                                                         ---------                ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES .....................................................            (10,162)                  22,078
PROVISION FOR INCOME TAXES ....................................................             27,614                    3,928
                                                                                         ---------                ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ......................................            (37,776)                  18,150
LOSS FROM DISCONTINUED OPERATIONS (net of
  income tax) .................................................................           (233,461)                  (2,096)
                                                                                         ---------                ---------
NET INCOME (LOSS) .............................................................          $(271,237)               $  16,054
                                                                                         =========                =========

NET INCOME (LOSS) PER WEIGHTED AVERAGE
  COMMON SHARE:
  Continuing Operations .......................................................          $   (0.58)               $    0.28
  Discontinued Operations .....................................................              (3.61)                   (0.03)
                                                                                         ---------                 ---------
                                                                                         $   (4.19)               $    0.25
                                                                                         =========                =========
NET INCOME (LOSS) PER COMMON SHARE -
  ASSUMING DILUTION:
  Continuing Operations .......................................................          $   (0.58)               $    0.27
  Discontinued Operations .....................................................              (3.61)                   (0.03)
                                                                                         ---------                ---------
                                                                                         $   (4.19)               $    0.24
                                                                                         =========                =========

            See notes to condensed consolidated financial statements.

-------------------------------------------------------------------------------
                                        6

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (dollars and shares in thousands)
                                   (unaudited)


                                                                                     Accumulated
                                        Common Stock                                    Other          Total
                                    --------------------  Contributed   Accumulated  Comprehensive  Stockholders'
                                       Shares    Amount     Capital       Deficit        Income        Equity
                                    ---------- --------- ------------  -------------- -------------- ----------

Balances, December 31, 2000 .......   64,446    $1,288     $359,181    $   3,235       $ 7,223        $ 370,927

Net loss ..........................                                     (271,237)                      (271,237)

Other Comprehensive Loss:
Adjustment to unrealized gain on
securities available for sale, net
of tax ............................                                                     (6,464)          (6,464)
                                                                                                      ---------

Comprehensive loss ................                                                                    (277,701)

Stock options exercised ...........      633        13        1,250                                       1,263

Repurchase of common stock ........      (82)       (2)         (68)                                        (70)

Stock compensation expense ........                             663                                         663
                                       -----    ------     --------   ----------       -------        ---------

Balances, September 30, 2001 ......   64,997    $1,299     $361,026    $(268,002)      $   759        $  95,082
                                      ======    ======     ========   ==========       =======        =========


                  See notes to condensed consolidated financial statements.

--------------------------------------------------------------------------------
                                       7

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (tabular amounts in thousands of dollars)
                                   (unaudited)

                                                                             Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                               2001                   2000
                                                                            -----------             ---------


NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $ 15,467              $ 12,390
                                                                              --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment ...........................       (18,584)               (9,103)
  Proceeds from sale of equipment ......................................           217                   249
  Investment in available-for-sale securities ..........................            --                (2,650)
  Proceeds from sale of available-for-sale securities ..................        14,745                    --
                                                                              --------              --------
     Net cash used in investing activities .............................        (3,622)              (11,504)
                                                                              --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in other liabilities .........................................           (14)                  (33)
  Issuance of common stock .............................................         1,263                14,105
  Repurchase of common stock ...........................................           (70)                   --
                                                                              --------              --------
     Net cash provided by financing activities .........................         1,179                14,072
                                                                              --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................        13,024                14,958
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD ............................................................        71,866                73,513
                                                                              --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................      $ 84,890              $ 88,471
                                                                              ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the period for:
  Interest .............................................................      $     97              $     49
  Income taxes .........................................................      $  1,484              $  2,180

            See notes to condensed consolidated financial statements.

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

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 2001. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Glenayre's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

2.   Restructuring

In connection with the Company's decisions to phase out the prepaid product line and relocate the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, during the second quarter 2001, the Company recorded pre-tax restructuring charges of approximately $11.2 million. As a result of these restructuring activities, the Company anticipated a reduction of approximately 160 positions impacting several functional areas of the Company and expensed approximately $3.8 million for employee severance and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $3.5 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company's decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with the impairment of long-lived assets. The impairment charge is classified as loss on disposal of assets in the Company's Condensed Consolidated Statement of Operations for the nine months ended September 30, 2001.

Additionally, during the third quarter 2001, the Company recorded restructuring expenses of approximately $1.1 million for employee severance and outplacement services resulting from a further reduction of 60 positions. The Company also expensed approximately $330,000 for retention bonuses earned primarily related to the positions eliminated during the second quarter 2001.

The consolidation and exit process for all of these above facilities is expected to be completed by the end of the fourth quarter 2001. Payments related to severance, retention bonuses and outplacement services, and consolidation and exit costs were approximately $1.7 million and $600,000, respectively, as of September 30, 2001. The reserve balance for this restructuring was approximately $10 million at September 30, 2001. Management believes the remaining reserves for this business restructuring will be adequate to complete this plan.

During the first quarter 2001, the Company made cash payments of approximately $175,000 of accrued severance benefits in conclusion of its third quarter 1999 restructuring.

--------------------------------------------------------------------------------
                                        9

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

The following is a summary of activity for the nine month period ended September 30, 2001 for the 2001 and 1999 restructuring reserves.

                                                       Business Exit,
                                        Severance    Lease Cancellation
                                      and Benefits    and Other Costs    Total
                                      ------------   ------------------ -------
Balance at December 31, 2000........   $   175              ---         $   175
Expense accrued.....................     5,325            7,225          12,550
Charges.............................    (1,835)            (870)         (2,705)
                                       -------           ------         -------
Balance at September 30, 2001.......   $ 3,665           $6,355         $10,020
                                       =======           ======         =======

3.    Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Platform/Unified Communication systems business segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company's condensed consolidated balance sheet as of September 30, 2001. The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, will cease by May 2002.

Results for discontinued operations consist of the following:

                                                      Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                    ---------------------    -------------------------
                                                     2001           2000        2001             2000
                                                    ------        -------    ---------         -------
Net sales.........................................  $6,318        $34,128    $   29,411        $92,365

Loss from discontinued operations:
Income (loss) from  operations  before
 income taxes.....................................   1,667          1,133       (46,807)        (2,139)
Benefit (provision) for income taxes..............    (583)          (632)         (583)            43
                                                    ------        -------    ----------        -------
Net income (loss) from operations.................   1,084            501       (47,390)        (2,096)
Loss on disposal before income taxes..............     ---            ---      (156,800)           ---
Provision for income taxes........................     ---            ---       (29,271)           ---
                                                    ------        -------    ----------        -------
Net loss on disposal of discontinued operations...     ---            ---      (186,071)           ---
                                                    ------        -------    ----------        -------
Net income (loss) from discontinued operations....  $1,084        $   501    $ (233,461)       $(2,096)
                                                    ======        =======    ==========        =======

The loss from discontinued operations consists of (i) operating losses incurr in the Wireless Messaging (Paging) segment for the three and nine months ended September 30, 2001 and 2000 adjusted in the third quarter 2001 for cash received from wireless messaging (paging) trade receivables previously reserved and (ii) an estimated loss on disposal of the segment for the three and nine months ended September 30, 2001 which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves


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

on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) a valuation allowance for related deferred tax assets.

4.    Restricted Cash

Restricted cash at September 30, 2001 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year.

5.    Accounts Receivable

Accounts receivable related to continuing operations consist of:

                                             September 30,      December 31,
                                                 2001               2000
                                             -------------      ------------

Trade receivables........................    $     19,175       $     38,477
Less: allowance for doubtful accounts....          (4,106)            (3,639)
                                             ------------       ------------
                                             $     15,069       $     34,838
                                             ============       ============

6.    Inventories

Inventories related to continuing operations consist of:

                                             September 30,      December 31,
                                                 2001               2000
                                             -------------      ------------

Raw materials..........................      $     6,509        $      8,550
Work-in-process........................            2,006               4,120
Finished goods.........................            3,869               1,447
                                             -----------        ------------
                                             $    12,384        $     14,117
                                             ===========        ============

7.    Other Assets and Comprehensive Income (Loss)

Included in Other Assets related to continuing operations is the Company's remaining investment in Western Multiplex Corporation ("MUX"), a former subsidiary, of which the Company sold 95% of the equity in November 1999. During the three and nine months ended September 30, 2001, the Company sold 420,700 and 1,636,200 shares of MUX stock at a pre-tax gain of $1.6 million and $13.5 million respectively. As of September 30, 2001, the Company had approximately 260,000 shares remaining in its investment in MUX. As of September 30, 2001, the market value of the Company's remaining interest in MUX has appreciated. Accordingly, as of September 30, 2001, the Company recorded in comprehensive income a cumulative unrealized holding gain of approximately $760,000 on the remaining shares of this available-for-sale security.

During the first quarter of 2001, the Company recorded a pre-tax impairment charge of approximately $900,000 related to the decline in value deemed to be other than temporary on an additional available-for-sale security held by the Company. During the third quarter 2001, the Company recorded a permanent impairment charge of approximately $1.0 million on its available-for-sale securities. Comprehensive loss was $(2.7) million and $(277.7) million, respectively, for the three and nine months ended September 30, 2001.


--------------------------------------------------------------------------------
                                       11

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

                                                  Available-For-Sale Securities
                                                  -----------------------------
                                                   Gross      Gross    Estimated
                                                Unrealized  Unrealized    Fair
                                          Cost     Gains      Losses     Value
                                          ----     -----      ------     -----
Marketable equity securities as of
September 30, 2001......................  $470     $759         $---    $1,229

Further, through October 17, 2001, the Company has sold an additional 30,400 shares of Western Multiplex securities at a pre-tax gain of approximately $85,000. The estimated fair value of the Company's remaining available-for-sale marketable equity securities at October 17, 2001 totaled approximately $850,000.

8.     Income Taxes

The Company's consolidated income tax provision (benefit) was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,              September 30,
                                                               ---------------------     ----------------------
                                                                  2001        2000         2001         2000
                                                               ---------    --------     --------     ---------
Income tax provision (benefit) at U.S. statutory rate.....     $  (809)     $  4,874     $(3,558)     $ 7,727
Change in valuation allowance.............................         263            50      31,137          100
Foreign taxes at rates other than U.S. statutory rate.....         ---            90         ---          258
U.S. Research and Experimentation Credit..................         ---           (50)        ---         (100)
Provision (benefit) from foreign sales corporation........          50           ---         ---         (150)
Acquired subsidiary purchase price adjustment
   resulting from escrow settlement.......................         ---        (4,010)        ---       (4,010)
Other.....................................................           5            34          35          103
                                                               -------      --------     -------      -------
Income tax provision (benefit) ...........................     $  (491)     $    988     $27,614      $ 3,928
                                                               =======      ========     =======      =======

9.     Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

                                                             Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                         -------------------------       ------------------------
                                                             2001           2000            2001           2000
                                                         -----------      --------       ----------      --------
Numerator:
   Net income (loss) from continuing operations.......   $  (1,821)       $12,938        $ (37,776)      $ 18,150
Denominator:
   Denominator for basic income (loss) from
     continuing operations per share -
     weighted average shares..........................      64,957         64,424           64,785         63,979
Effect of dilutive securities:
   stock options......................................         ---          2,660              ---          3,111
                                                         ---------        -------        ---------       --------
Denominator for diluted income (loss) from
   continuing operations per share-adjusted
   weighted average shares and assumed conversions....      64,957         67,084           64,785         67,090
                                                         =========        =======        =========       ========
Income (loss) from continuing operations
   per weighted average common share..................   $   (0.03)       $  0.20        $   (0.58)      $   0.28
                                                         =========        =======        =========       ========
Income (loss) from continuing operations
   per common share-assuming dilution.................   $   (0.03)       $  0.19        $   (0.58)      $   0.27
                                                         =========        =======        =========       ========

--------------------------------------------------------------------------------
                                       12

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
              NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS
              (tabular amounts in thousands except per share data)
                                   (unaudited)

10.  Segment Reporting

As a result of the Company's decision to dispose of its Wireless Messaging (Paging) segment, (See Note 3), the Company operates in one segment as of September 30, 2001. The Enhanced Services Platform/Unified Communications product segment consists of a Modular Voice Processing system which enables cellular, personal communication service, wireline and wireless messaging (paging) network operators to offer their subscribers value-added services that enhance and complement their core communication products.

11.  Contingent Liability

On November 1, 1999 the Company sold 95% of the equity in its microwave radio business, MUX. The Company is contingently liable for MUX's building lease payments through June 2006. The maximum contingent liability as of September 30, 2001 for these obligations is approximately $3.0 million.

12.  Escrow Settlement

In November 1997, the Company acquired Wireless Access, Inc. ("WAI"), a developer of two-way paging devices. During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and products specifications. In February 1999, the Company made an indemnity claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In August of 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds, including accrued interest, to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds, including accrued interest. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's condensed statements of operations for both the three months and nine months ended September 30, 2000.


--------------------------------------------------------------------------------
                                       13

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For almost 40 years, the Company has developed and provided carrier-grade communications systems for the global market. These products offer enhanced services platforms and unified communications solutions that allow wireless and fixed service providers to support next generation messaging through traditional and internet protocol telephony networks. The Company's product portfolio leverages open Application Programming Interfaces, allowing service providers to offer leading-edge unified communications services that integrate voice mail, fax and e-mail messaging capabilities with features such as voice activated services and find me/follow-me services to generate new revenue streams.

Results of Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Platform/Unified Communication systems business segment based in Atlanta, Georgia. The Company's decision to abandon its Wireless Messaging (Paging) segment was due to a rapid decline in both the paging infrastructure market and certain paging carriers' financial health, as well as concerns about the impact of the ongoing ReFLEX operator consolidation on channels for the device market. The Company's paging infrastructure revenue declined over 27% in 2000 from 1999 and the Company anticipates 2001 paging infrastructure revenue to decline over 70% from 2000 levels due to a dramatic market contraction. Wireless Messaging (Paging) revenues for 2001 are expected to be approximately $35 million. The decision to abandon the Wireless Messaging (Paging) segment was based on the Company's inability to continue funding the investments required to position itself for the future of the wireless messaging (paging) market.

In the second quarter 2001, the Wireless Messaging (Paging) segment began being reported as a disposal of a segment of business. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company's condensed consolidated balance sheet as of September 30, 2001. The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, will cease by May 2002.

Results for discontinued operations are set out in Note 3 to the Condensed Consolidated Financial Statements in Item 1 above.

-------------------------------------------------------------------------------
                                       14

Glenayre Technologies, Inc. and Subsidiaries
-------------------------------------------------------------------------------


Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales of continuing operations represented by certain line items from Glenayre's consolidated statements of operations:

                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                 -----------------------------    -----------------------
                                                    2001             2000            2001        2000
                                                 ------------     ------------    ----------- -----------
Net sales .....................................     100.0%           100.0%          100.0%       100.0%
Cost of sales .................................      37.7             38.9            41.9         37.2
                                                    -----            -----          ------         ----
    Gross profit ..............................      62.3             61.1            58.1         62.8
Operating expenses:
    Selling, general and administrative .......      38.6             31.7            41.9         33.6
    Provision for doubtful receivables ........       3.7              2.8             2.0          1.4
    Research and development ..................      19.2             15.5            20.6         13.6
    Depreciation expense ......................       9.4              6.8             8.9          7.6
    Restructuring expense .....................       6.1              ---            14.2          ---
    Adjustment to loss on sale of business ....       ---              ---               *         (0.6)
                                                    -----            -----          ------        -----
        Total operating expenses ..............     114.7             95.8           129.5         55.6
                                                    -----            -----          ------        -----
Income (loss) from operations .................     (14.7)             4.2           (29.5)         7.2
Interest, net .................................       3.4              4.8             4.3          5.1
Gain (loss) on disposal of assets .............         *                *            (2.3)           *
Realized gain (loss) on available-for-sale
   securities, net ............................       2.8              ---            15.3          ---
Escrow settlement .............................       ---             31.5             ---         12.9
Other, net ....................................      (1.7)               *            (1.2)           *
                                                    -----            -----          ------        -----
Income (loss) from continuing operations before
    income taxes ..............................     (10.2)            40.3           (13.4)        24.1
Provision (benefit) for income taxes ..........      (2.2)             2.9            36.3          4.3
                                                    -----            -----          ------        -----
Income (loss) from continuing operations ......      (8.0)%           37.5%          (49.7)%       19.8%
                                                    =====            =====          ======        =====

---------------------------
*   less than 0.5

Three and Nine Months Ended September 30, 2001 and 2000

Net Sales. Net sales for the three months ended September 30, 2001 decreased 34% to $22.6 million as compared to $34.5 million for the three months ended September 30, 2000. Net sales decreased 17% and were $76.1 million and $91.6 million for the nine months ended September 30, 2001 and 2000, respectively. International sales (sales outside the United States) were approximately $5 million for the three months ended September 30, 2001 as compared to approximately $7 million for the three months ended September 30, 2000 and accounted for 22% and 20% of net sales for the three months ended September 30, 2001 and 2000, respectively. International sales were approximately $12 million for the nine months ended September 30, 2001 as compared to approximately $28.1 million for the nine months ended September 30, 2000 and accounted for 16% and 31% of net sales for the nine months ended September 30, 2001 and 2000, respectively.

The decrease in net sales for the three months and nine months ended September 30, 2001 as compared to the same periods in 2000 is primarily due to the decline in North American carrier spending and decreased revenues from the Company's abandoned prepaid product line which was eliminated as part of the Company's second quarter 2001 restructuring. The Company anticipates fourth quarter 2001 revenues will remain approximately flat as compared to the third quarter 2001, while expecting moderate revenue growth to resume in the second half of 2002. These are forward-looking statements that are

-------------------------------------------------------------------------------
                                       15

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
subject to the factors discussed in the cautionary statement attached as Exhibit 99 to this Form 10-Q. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

There were three customers who individually accounted for 25%, 14% and 13% and 30%, 13% and 14% of net sales for the three and nine months ended September 30, 2001, respectively. One other customer accounted for approximately 11% of net sales for the three months ended September 30, 2001. There were two customers who individually accounted for approximately 18% and 17% and 16% and 14% of net sales for the three and nine months ended September 30, 2000, respectively. Two other customers individually accounted for approximately 13% of net sales for the three months ended September 30, 2000.

Gross Profit. Gross profit margins remained consistent at 62% and 61% for the three months ended September 30, 2001 and 2000, respectively. Gross profit margins were 58% and 63% for the nine months ended September 30, 2001 and 2000, respectively. The decline is primarily a result of inventory obsolescence charges recorded in the first quarter 2001 relating to the Company's prepaid product lines as a result of lower sales forecasts partially offset by higher mix of software upgrades which generally have higher margins. Glenayre's gross profit margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $8.7 million and $11.0 million for the three months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to the reduced cost structure associated with the 2001 restructuring activities and reversal of employee incentive bonus expense recorded during the first and second quarters of 2001. Selling, general and administrative expenses were $31.9 million and $30.8 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in the nine months ended 2001 is primarily attributable to increased employee related costs in the first quarter of 2001 in the Company's quality, technical operations and marketing functions partially offset by the reduced expenses from the third quarter of 2001 associated with the recent restructuring and the reversal of employee incentive bonus expenses.

Research and Development Expense. Research and development expenses were $4.4 million and $5.3 million for the three months ended September 30, 2001 and 2000, respectively. The decrease is primarily due to lower employee incentive bonus expenses and reduced subcontracting expenses. Research and development expenses were $15.6 million and $12.4 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is due to increased employee related cost associated with additional headcount. The Company relies on its research and development programs for new products and the improvement of existing products for the growth in net sales. Research and development costs are expensed as incurred.

Provision for Doubtful Receivables. The provision for doubtful receivables remained relatively unchanged at $838,000 and $977,000 for the three months ended September 30, 2001 and 2000, respectively and $1.6 million and $1.3 million for the nine months ended September 30, 2001 and 2000, respectively.

Depreciation. Depreciation expense remained relatively flat at $2.1 million and $2.4 million for the three months ended September 30, 2001 and 2000, respectively, and $6.8 million and $6.9 million for the nine months ended September 30, 2001 and 2000, respectively.

Restructuring Expense. In connection with the phase out of the Company's prepaid product line and the relocation of the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, the Company recorded during the second and third quarter 2001 pre-tax restructuring charges of

--------------------------------------------------------------------------------
                                       16

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
approximately $11.2 million and $1.4 million, respectively. Information about restructuring expense is set out in Note 2 to the Condensed Consolidated Financial Statements in Item 1 above.

Interest Income, Net. Interest income, net was $770,000 and $1.7 million for the three months ended September 30, 2001 and 2000, respectively, and $3.3 million and $4.6 million for the nine months ended September 30, 2001 and 2000, respectively. Interest earned for the three and nine months ended September 30, 2001 is lower primarily due to decreased cash and cash equivalent investment balances and lower yields on investment instruments during 2001 offset partially by interest earned through May 2001 on the Company's one remaining customer financing commitment.

Escrow Settlement. In November 1997, the Company acquired Wireless Access, Inc. ("WAI"), a developer of two-way paging devices. During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and products specifications. In February 1999, the Company made an indemnity claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In August of 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds, including accrued interest, to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds, including accrued interest. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's condensed statements of operations for both the three months and nine months ended September 30, 2000.

Provision for Income Taxes. The effective tax rates for the three and nine months ended September 30, 2001 and 2000 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) the change in the valuation allowance, (ii) nondeductible goodwill amortization,
(iii) higher tax rates on earnings indefinitely reinvested in certain non-U.S. jurisdictions and (iv) the non-taxable purchase price adjustment resulting from an acquired subsidiary escrow settlement.

Financial Condition and Liquidity

Liquidity and Capital Resources. At September 30, 2001 the Company had cash and cash equivalents and restricted cash totaling $89.4 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At September 30, 2001, Glenayre's principal source of liquidity is $84.9 million of cash and cash equivalents. The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses.

-------------------------------------------------------------------------------
                                       17

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Included in the Company's loss on disposal of discontinued operations (See Results of Discontinued Operations) for the three and nine months ended September 30, 2001 are cash charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during a transition period no longer than twelve months and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. The Company expects all of the cash payments to be completed by December 31, 2002 with the exception of contractual obligations and lease termination costs which could extend through 2006. The Company's discontinued operations transition team is currently working on opportunities that may reduce the length of time cash payments are required for these obligations. As of September 30, 2001, the Company has paid approximately $17 million of discontinued operations obligations.

Included in the Company's three and nine months ended September 30, 2001 losses from continuing operations are cash restructuring charges (See Note 2 to the Company's Condensed Consolidated Financial Statements) totaling approximately $9.1 million for employee termination benefits, prepaid product contractual obligations and consolidation and facility exit costs. The Company anticipates all of the cash payments for this restructuring charge will be made within the next nine months with the exception of lease termination costs which could require cash payments through 2005 if a sublessee is not obtained. As of September 30, 2001, the Company has paid out approximately $2.3 million of the restructuring obligations.

Accounts receivable decreased $19.7 million to $15.1 million at September 30, 2001 from $34.8 million at December 31, 2000. Average days sales outstanding at September 30, 2001 were approximately 71 days as compared to 110 days at December 31, 2000. The decrease in accounts receivable is primarily due to the decline in sales in the third quarter of 2001 as compared to the second quarter of 2001 and the Company's continued effort to focus on its cash collection efforts as exemplified by the sharp reduction in average days sales outstanding.

Accounts payable decreased $19.1 million to $6.1 million at September 30, 2001 compared to $25.2 million at December 31, 2000 primarily as a result of decreased inventory purchases. Accrued liabilities at September 30, 2001 increased from December 31, 2000 primarily due to reserves recorded for the loss on discontinued operations and restructuring charges offset partially by a reduction in long term international project accruals and employee incentive accruals as a result of payments made in 2001 for bonuses earned in 2000.

In December 2000, the Board of Directors of the Company rescinded its dormant stock repurchase program authorized in September 1996 and authorized the repurchase of up to 3 million shares of the Company's common stock. As of December 31, 2000, the Company had repurchased 12,500 shares at a total cost of approximately $40,000. During the nine months ended September 30, 2001, the Company purchased an additional 81,500 shares at a total cost of approximately $70,000.

In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease back of the new office tower to meet its ongoing operational needs. However, as a result of the Company's decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. In 2000, the Company spent approximately $8 million related to the Vancouver new office tower development. During the nine months ended September 30, 2001, the Company spent approximately $7 million related to the office tower development. The Company

--------------------------------------------------------------------------------
                                       18

Glenayre Technologies, Inc. and Subsidiaries
--------------------------------------------------------------------------------
believes it may need to spend an additional $2.5 million to prepare the office tower for its anticipated sale. The Company owns its facilities in Vancouver, Singapore, Quincy and Atlanta and is continuing its efforts to divest its real estate holdings which may generate up to approximately $30 million in additional cash.

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

Income Tax Matters. Glenayre's recent cash outlays for taxes have been limited primarily to foreign income taxes due to current losses. The Company's cash outlay for taxes is not expected to be significant in the fourth quarter of 2001 or 2002 due to current losses and net operating loss carryforwards.

During the second quarter 2001, management assessed the realizability of the Company's net deferred tax asset of $117.1 million and determined that a valuation allowance of $117.1 million was necessary as of June 30, 2001. Management reached this conclusion based on the fact that the Company has incurred cumulative losses in recent years, including a significant loss in the quarter ended June 30, 2001, and that its remaining restructured business does not provide a historical basis for projecting future taxable income.

--------------------------------------------------------------------------------
                                       19

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

--------------------------------------------------------------------------------
                                       20

                           PART II - OTHER INFORMATION

ITEMS 1 through 5 are inapplicable and have been omitted.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 10.1 Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the "Ellison Agreement") was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Beverley W. Cox (dated February 1, 1995, as amended), William W. Edwards (dated February 3,
                            2000), Kenneth R. Berger (dated February 3, 2000), Wayne G. Chester (dated September 1, 2000) and Debra Ziola (dated August 1, 2001) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

            Exhibit 15 Letter regarding unaudited interim financial information.

            Exhibit 99 Cautionary statement under safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

            _______________________
            *Management contract.

        (b) Reports on Form 8-K

            None.

--------------------------------------------------------------------------------
                                       21

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

                                                 Glenayre Technologies, Inc.
                                                --------------------------------
                                                       (Registrant)


                                                 /s/ Debra Ziola
                                                --------------------------------
                                                 Debra Ziola
                                                 Senior Vice President and
                                                 Interim Chief Financial Officer
                                                 (Principal Financial Officer)

Date: November 2, 2001

--------------------------------------------------------------------------------
                                       22