Form 10-K
period 2001-12-31
GLENAYRE TECHNOLOGIES INC
filed 2002-03-29
CIK 808918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2001
                                             -----------------

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


             For the transition period from                to
                                            ---------------    ----------------

                         Commission File Number 0-15761

                           GLENAYRE TECHNOLOGIES, INC.
         -------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                98-0085742
-------------------------------       -----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


    11360 LAKEFIELD DRIVE, DULUTH, GEORGIA                       30097
    ----------------------------------------------------------------------
    (Address of principal executive offices)                   Zip Code


                                 (770) 283-1000
         -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
----------------------------   -------------------------------------------------
            NONE                                    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          ----------------------------
                          COMMON STOCK, $.02 PAR VALUE

RIGHTS TO PURCHASE SERIES A JUNIOR PARTICIPATING PREFERRED STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 27, 2002 was approximately $131.6 million. The number of shares of the Registrant's common stock outstanding on March 27, 2002 was 65,280,821.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                     Document                            Location in Form 10-K
                     ---------                           ---------------------
Proxy Statement for 2001 Annual Meeting of Stockholders         Part III

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Glenayre Technologies, Inc. was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. During 2001, the Company moved its headquarters from Charlotte, North Carolina to its existing offices in the Atlanta, Georgia area. The principal executive offices are located at 11360 Lakefield Drive, Duluth, Georgia, 30097. The Company's telephone number is (770) 283-1000. The term "Glenayre" or the "Company" as used hereinafter means Glenayre Technologies, Inc. and its subsidiaries.

With its roots in the paging infrastructure market and over a decade of experience in voice messaging solutions, the Company is an established provider of communications messaging systems consisting of Enhanced Services and Unified Communications solutions and products for communications service providers
(CSPs), including wireless, traditional and broadband carriers. The Company's solutions make it possible for CSPs to provide network-based messaging services to large numbers of customers.. The Company's Enhanced Services and Unified Communications platforms include a broad range of integrated messaging and personal communications applications, such as call answering, voice messaging, fax messaging and unified communications. The Company's Unified Communications platform allows CSPs to provide their subscribers access to voice, fax and e-mail messages in a single mailbox which can be accessed with a web browser, a wireless personal digital assistant ("PDA") or any mobile, wireless or wireline telephone. Subscribers can create, send and receive messages, and they can be notified that they have received voice, fax and e-mail messages.

In May 2001, the Company decided to exit its Wireless Messaging (Paging) business, which was focused on selling paging infrastructure equipment, two-way messaging devices and applications to paging carriers. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001 and the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company's consolidated balance sheet as of December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations".

Prior to May 2001, the Company was primarily focused on its Wireless Messaging (Paging) business and was categorized as a telecommunications equipment manufacturer. With the Company's new strategy to focus entirely on its Enhanced Services and Unified Communications platforms, the Company now participates in the communications software industry.

The Company's market for Enhanced Services and Unified Communications solutions consists of wireless carriers, fixed network operators and providers of broadband services that deliver services to individual subscribers and enterprise customers, generally through a monthly service fee or on a pay-per-usage basis. The Company emphasizes speech recognition and text-to-speech capabilities that allow subscribers to use spoken commands, rather than a touch-tone keypad, to interact with their messaging services, and makes it possible to listen to e-mail messages that are converted to speech. The Company believes demand for these voice-enabled services is increasing worldwide, driven by the growth of wireless services and the need for "hands free" applications.

The Company employs a direct sales force with 9 offices around the world to market its Enhanced Services and Unified Communications platforms. The Company also sells its products in cooperation with international vendors of telecommunications infrastructure equipment such as Nortel and Motorola.

The Company believes that it is third in global market-share among providers of large capacity messaging systems for wireless and fixed network communications service providers. More than 200 service providers in over 60 countries have deployed Glenayre messaging solutions for voice, fax and e-mail messaging, including one-number services, voice navigation and voice dialing, mailbox out-dialing and one-touch call return. Major service providers using the Company's systems include Nextel Communications ("Nextel"), Voice Stream, Verizon Wireless ("Verizon"), Alltel, US Cellular, Cricket Communications ("Cricket"), KPN Telecom ("KPN"), Cosmote, Smart and Starhub.

The Company's focus is on supplying carrier grade large-capacity Enhanced Services systems. These service providers benefit from the ability to offer their customers, often on a subscription or pay-per-use basis, a variety of revenue-generating services provided by the Company's systems, such as automated call answering, voice and fax messaging, Unified Communications (voice, fax and e-mail in a single mailbox, media conversion such as converting an e-mail from text to voice and visual mailbox presentation), personal number service, one-key call return, and voice-controlled services, such as voice-controlled dialing and voice-controlled messaging. The Company believes that the market for stand alone voicemail services is maturing and that, increasingly, voicemail services will be provided as a feature on multi-purpose products, which includes such services as unified communications, voice services and multimedia capabilities.

VERSERA(TM) SOLUTIONS

The Company's products and applications are packaged and delivered in product portfolios under the VERSERA(TM) brand family. The Company provides multiple interfaces to enables access to its applications in a number of ways, including an Internet-based Graphical User Interface (GUIs), Wireless Application Protocol
(WAP), Short Message Service (SMS), and automated Voice User Interfaces (VUIs) using speech recognition technology. Glenayre's recently introduced systems are designed on open platforms with a standards-based architecture supporting both Internet Protocol (IP) and circuit-switched telephony networks.

Current offerings include the following platforms and applications:

ENHANCED SERVICES PRODUCTS

The Company's carrier grade Enhanced Services systems and software have been designed and packaged to meet the capacity, reliability, availability, scalability, maintainability, network and OMAP (Operations, Maintenance, Administration, and Provisioning) interfaces and physical requirements of large telecommunications network operators. The systems are offered in a variety of sizes and configurations and can be clustered for larger capacity installations. The systems also offer redundancy of critical systems and components to meet carrier grade reliability requirements.

- MVP(R)SYSTEM. The Modular Voice Processing (MVP(R)) system is the Company's core messaging platform for circuit-switched telephony networks. The MVP(R) system provides network operators with the enhanced services needed to increase revenues from the current customer base and to acquire new subscribers.

-        LARGE SOLUTION PLATFORM

         The Large Solution platform ("LSp"), which was commercially released in the fourth quarter of 2001, is designed to enable very large installations for service providers. Because the LSp is an evolution of the MVP system, it utilizes virtually all of its components. LSp allows carriers to grow their systems to support over 5 million subscribers in a single platform and still protect their capital investment in the MVP product family.

ENHANCED SERVICES APPLICATIONS

The Versera platform's flexibility allows service providers to choose the number and combination of Enhanced Services applications to offer subscribers, including voice, fax, and data messaging, call answering, one-key call return, voice activated dialing, unified communications, and one number services. These applications are in great demand by telecommunication carriers as they strive to differentiate their service offerings and provide value to retain subscribers in an increasingly competitive environment. Messaging solutions allow communications service providers to generate revenue from monthly service subscription fees and, for wireless providers, increased usage and a higher percentage of completed, billable calls.

- VOICE MESSAGING (or voice mail) allows users to store, send and receive information over the telephone. The Company's voice messaging systems provide call answering, call routing, paging, short message delivery, dictation and automated attendant features.

- FAX MESSAGING permits faxes to be sent directly to a subscriber's mailbox where it is received and stored. The fax can be forwarded to any fax machine or to other subscribers as part of a fax broadcast or distribution list.

-        CONSTANT TOUCH SERVICE is Glenayre's one number application.
         Subscribers combine all personal and business telephone numbers (messaging device, home, office, cellular and fax) into a single number that will reach them on any of their numbers while allowing call screening.

- CALL OUT(R) ONE TOUCH CALL RETURN feature allows the subscriber to return calls during a messaging session. After the call is completed, the subscriber is returned to their mailbox where they can continue listening to or managing their messages.

- MY LANGUAGE application enables subscribers to select their preferred language from a list of available languages when subscribers initialize their mailbox. This service is vital for service providers operating in markets with multilingual populations and diverse cultures.

- INTEGRATED SHORT MESSAGE SERVICE gives service providers the ability to deliver message waiting notification messages via short text messages without an external Short Messaging Service Center (SMSC) using an MVP.

- DIAL BY VOICE allows voice activated dialing enabling subscribers to place calls using spoken commands, such as saying a name from their address book, rather than the touch-tone keypad on the telephone. The use of Dial by Voice addresses safety concerns and regulatory issues driving hands free legislation around the world.

- VOICE CONTROL of the Personal Address Book, also known as My Contacts, allows subscribers to create, edit and delete contacts in their address book using spoken commands.

- VOICE NAVIGATION is a service that allows subscribers to navigate their mailbox using voice commands to manage voice and fax messaging, e-mail and Unified Communications applications.

VERSERA(TM) UNIFIED COMMUNICATIONS

UNIFIED COMMUNICATIONS allow subscribers to access voice, fax and e-mail messages from a single mailbox. Subscribers can create, send, receive and be notified of voice, fax and e-mail messages with a web browser, a wireless personal digital assistant ("PDA") or any mobile, wireless or wireline telephone.

- MY SERVICES is the service configuration manager associated with the Company's Unified Communications applications.

- MY MAILBOX is the integrated inbox provided to subscribers of Unified Communications services.

- MY CONTACTS is the personal address book provided to subscribers of unified communications services enabling them to add, delete or edit contacts.

PROFESSIONAL SERVICES

The Company offers an array of professional services such as:

- THE STRATEGIST PROGRAM. The Company provides its customers, through its marketing Strategist program, with support services including marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes an ongoing supporting role in their business and market planning processes.

- GLENAYRE CARE. The Company offers extended warranty and support service for its products and services to customers as Glenayre Care.

- GLENAYRE TECHNICAL TRAINING. Through the Technical Training program, the Company provides a variety of technical training courses for customers, including education on system maintenance, management and configuration.

- OTHER SERVICES. The Company offers a variety of other specialized services to its customers including installation, project management and customization.

MARKETS, SALES AND MARKETING

The Company's products and services are marketed globally through the Company's direct sales force and a number of leading international vendors of telecommunications infrastructure equipment. The Company estimates that it is currently third in global market share for large capacity messaging systems for wireless and fixed network operators around the world.

More than 200 service providers in over 60 countries have deployed Glenayre messaging solutions for voice, fax and e-mail messaging, including one-number services, voice navigation and voice dialing, mailbox out-dialing and one-touch call return. Major service providers using the Company's systems include Nextel, Voice Stream, Verizon, Alltel, US Cellular, Cricket, KPN, Cosmote, Smart and Starhub.

Glenayre maintains sales offices throughout the United States. The Company has sales offices located outside the United States in the following foreign locations:

AMERICAS                              EUROPE AND MIDDLE EAST                   ASIA
Mexico City, Mexico                   Amsterdam, Netherlands                   Singapore
Sao Paulo, Brazil                     Milton Keynes, England                   Manila, Philippines
                                      Dubai, United Arab Emirates              Beijing, China

Glenayre has staffed each of these international offices with local, multilingual personnel. See Note 9 to the Company's Consolidated Financial Statements for information relating to export sales.

The Company provides its customers, through its marketing Strategist program, with support services including marketing consultation, seminars and materials designed to assist them in marketing enhanced telecommunications services, and also undertakes to play an ongoing supporting role in their business and market planning processes.

The Company has emphasized its voice recognition capabilities to allow its systems end users to interact with their systems using only their voices. The Company believes demand for this functionality is increasing as a result of the worldwide growth of wireless networks whose subscribers find value in "hands free" interactive applications.

The Company is also focused on systems marketed to telecommunications service providers. Such systems are used to provide a variety of automated services to reduce costs, such as advanced revenue generating calling features, multi-media portals, voice mail, text messaging, Internet connectivity and voice dialing.

COMPETITION

Competition in the market for Enhanced Services and Unified Communications has increased significantly in the past year, with more entrants offering broad ranges of features and capacities including voice messaging, fax messaging, e-mail and multimedia, as well as voice activated services and voice portals. The basis for competition in the Company's markets is product-based, with focus on technology, features and functionality as well as system capacity and reliability. Service and support are also strong influences in purchase decisions, as service providers seek suppliers that are easy to do business with, that can demonstrate a thorough understanding of the issues and concerns facing the service provider market and that possess the capability to integrate systems with a variety of central office and cellular switches, IP networks and other communications systems. Additional competitive drivers are marketing and distribution capability and price. Glenayre believes that its product offerings and services meet these criteria and that the Company demonstrates leadership in innovation, service and support of Enhanced Services and Unified Communications solutions for the global carrier market.

The Company's traditional competitors are suppliers of messaging and enhanced services solutions, including, Comverse Technologies, Inc., SS8's Centigram (acquired from ADC Telecommunication in 2001), Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave, Tecnomen and Schlumberger-Sema. Additional competitors have emerged from the voice portal and voice services market, including BeVocal, TellMe, HeyAnita and InterVoice-Brite. Many of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies for the sale of its Enhanced Services and Unified Communications products.

SERVICE AND SUPPORT

Glenayre has a strong commitment to supporting its customers through all phases of product ownership. The Company's products, which are installed in the service providers' telecommunications network, are expected to deliver an exceptional level of system availability and uptime with minimal outages. To ensure that our customers achieve this high level of carrier-grade functionality, the Company provides extended warranty and support services for customers on a regular basis through our Glenayre Care support program. Additional services available to customers include installation, project management of turnkey systems, training, and customization.

Glenayre customers come to depend upon the Company not only for installation, system optimization, warranty and post-warranty services available 24 x 7, but also for training and marketing support. The Company believes that reliable, proactive service and education for customers helps solidify customer relationships so that the Company is considered the vendor of choice as our customers' businesses grow and expand. The Company provides education for our customers through Glenayre Technical Training programs and the Strategist Program. Glenayre also provides services to help customers successfully localize and customize their service offerings, and to assist with marketing Enhanced Services and Unified Communications solutions. This support is delivered through the Company's Strategist Program, for which all customers are eligible.

The Company has a warranty and maintenance program for both its hardware and software products and maintains a large customer service network, known as the Glenayre Care Group, throughout the world. Currently, the Company has 90 service representatives in 8 locations around the world.

CUSTOMERS

Glenayre sells its products and services both directly to end user customers as well as through original equipment manufacturer (OEM) partners. Glenayre's customers include communication service providers (CSPs) worldwide, including wireless and fixed network telecommunications carriers, Internet service providers, broadband service providers and cable operators. In the United States, customers include the regional Bell operating companies, PCS carriers and cellular carriers. Internationally, customers include public telephone and telegraph companies, cellular carriers as well as private telecommunication service providers servicing cellular and PCS carriers.

During 2001, Nextel , Nortel Networks ("Nortel"), an OEM partner, Verizon and Cricket individually accounted for approximately 24%, 18%, 13% and 8%, respectively, of the Company's total revenue from continuing operations. Nortel sells the Company's products to several end user customers including Voice Stream whose purchases of Glenayre's products from Nortel represented approximately 14% of the Company's total revenues in 2001. In 2000, Nortel and Nextel individually accounted for approximately 17% and 14%, respectively, of the Company's total revenue from continuing operations. Nextel, Nokia Telecommunications ("Nokia"), an OEM partner, and KPN each individually accounted for approximately 11% of the Company's total revenue from continuing operations in 1999. Nokia sells the Company's products to several end user customers. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company's business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

Glenayre has consistently developed innovative products and solutions for the communications industry, and has often been the first to bring such products to market. The Company recognizes that the pace of technological change within the communications industry makes continuing its tradition of innovation and sustaining its ability to develop competitive products through its research and development efforts essential elements of the Company's future success. The Company maintains its strong commitment to research and development and expects to continue to make significant investments in product development to drive introductions of new products and enhancements to existing products at competitive prices within the appropriate market windows, to provide opportunities for future growth into new market segments and expand the Company's addressable market.

The Company's research and development efforts include identifying and responding to emerging technological trends, developing competitive products, enhancing existing products with added features and functionality and differentiating those products from our competitors. Key components of the Company's development strategy include the promotion of a close internal relationship between its product development staff, manufacturing and marketing personnel, and building external relationships with Glenayre's customers and alliance partners. During 2001, the principal new products and enhancements developed and offered by the Company included the introduction of the Large Solution platform, Unified Communication Solution and the next Enhanced Services core software release X.9.

Glenayre's research and development group is located in Atlanta, Georgia. Total research and development costs for the Company were $19.7 million, $18.5 million and $14.1 million or 20%, 15% and 17% of total revenues for 2001, 2000 and 1999, respectively. The availability of research and development funds depends upon the Company's revenues and profitability. Reductions in such expenditures could impair the Company's ability to innovate and compete. In addition, many of our competitors have greater financial and technical resources and, accordingly, make larger investments in research and development.

INTERNATIONAL SALES

International business represents an important component of Glenayre's sales. In 2001, approximately 19% of total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 2001 international sales of the Company's products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company's currency exchange fluctuation risk.

MANUFACTURING

Glenayre currently manufactures its Enhanced Services and Unified Communications products at the Company's facility in Quincy, Illinois. In January 2002, the Company sold the Quincy facility and entered into a five-year lease for a portion of the facility. (See Item 2. Properties). With the exit of the wireless messaging business, the Company no longer utilized the full manufacturing capacity of the Quincy facility. The Company believes that the portion of the Quincy facility currently under lease is adequate for current and immediate future manufacturing needs.

The Company's manufacturing capabilities include assembling sub-assemblies and final systems that are configured to its customers' specifications. The components and assemblies used in the Company's products include (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors,
(ii) mechanical materials such as cabinets in which the systems are housed, and
(iii) peripherals, including disk drives. The components and parts used in the Company's products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from one source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single source components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials may be experienced. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements in the world market. The Company performs standard procedures to test, tune and verify that the products comply with the customer's specifications prior to shipment to the customer. The Company utilizes Materials Resource Planning ("MRP") systems for production planning in its manufacturing operations.

The Company believes in setting high standards of quality throughout all of its operations. The Company has certification to the ISO 9001 international standard for quality assurance in areas including design, manufacture, assembly and service for both the Quincy, Illinois and Atlanta, Georgia facilities. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

INTELLECTUAL PROPERTY

The Company's intellectual property portfolio consists of its patents, copyrights, registered and common-law marks, Internet domains, collective employee knowledge, blueprints, technical specifications, manufacturing processes and other trade secrets (collectively referred to as its "Intellectual Property"). The Company protects its Intellectual Property through a combination of methods, including maintenance of trade secrets through appropriate corporate policies and procedures, registration of patents, copyrights, trademarks and service marks and implementation of appropriate technical and physical security measures.

The Company owns or has a license under numerous patents. While the Company's aggregate patent portfolio is important for competitive and operational reasons, the Company does not believe that any one patent is of material importance to the Company's continued operations or market competitiveness.

The Company's registered marks are also valued corporate assets. The Company protects its most important marks through registrations in the United States and various foreign countries. The Company's registered trademarks include "GLENAYRE(R) ", "CONSTANT TOUCH(R)" one number service and "MVP(R)". In addition, Glenayre has applied for registrations for "Versera", Glenayre's next generation solutions family and other registered trademarks.

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

The Company believes its technology does not infringe any third party rights, however, there can be no assurance that third parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful.

BACKLOG

The Company's firm backlog from continuing operations at December 31, 2001 and 2000 was approximately $11.8 million and $17.0 million, respectively. The Company expects to commence shipment on substantially all of the orders in the backlog within twelve months of their respective backlog dates. Substantially all orders on hand as of December 31, 2001 are expected to be shipped during 2002. This is a forward-looking estimate that is subject to substantial change based on the timing of sales and installation of systems by the Company.

GOVERNMENT REGULATION

Many of Glenayre's products connect to public telecommunications networks. National, regional and local governments regulate telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. In some instances, regulatory requirements give the Company an opportunity to supply additional product solutions to our customers. However, in introducing products to a market, there is no assurance that the Company or its customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company's ability to sell products in that market. Were this to occur, the Company believes it has appropriate technical, administrative, professional personnel, and consultants to address issues in an efficient and timely manner to minimize the long-term impact on the Company and its customers.

EMPLOYEES

At December 31, 2001, the Company and its subsidiaries employed 583 persons, including 497 in continuing operations and 86 in discontinued operations. The continuing operations consist of 419 employees based in the United States and 78 employees based in international locations. None of the Company's employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding the Company's principal facilities used in its continuing operations:

                                     Size            Owned Or                 Lease
  Location                       (Square Feet)        Leased             Expiration Date              Uses
  --------                       -------------        ------             ---------------              ----
Atlanta, Georgia                 100,000             75,000 owned                           Corporate headquarters,
                                                     25,000 leased             2005         legal services, information
                                                                                            services, accounting,
                                                                                            finance, sales, service,
                                                                                            marketing, research and
                                                                                            development, and training
                                                                                            facilities.
Quincy, Illinois (1)             154,256(1)          131,334 leased(1)         2006         Manufacturing, service,
                                                                                            accounting, purchasing and
                                                                                            training facilities.

In addition to its sales offices listed above, Glenayre also maintains sales offices throughout the United States and internationally. See
"Business--Marketing and Sales."

-------------------
(1) In January 2002, the Company sold its Quincy, Illinois manufacturing facility and entered into a five-year lease agreement, whereby 131,334 square feet of the facility were leased for January - May 2002 and 65,656 square feet for the remainder of the lease term.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time involved in legal proceedings in connection with its business operations. The Company is not aware of any current claims or disputes for which an adverse result would have a material effect on the Company's financial position or future results of operations.

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

                                                                                       Price Range of
                                                                                        Common Stock
                                                                                        ------------
                                                                                     High             Low
                                                                                     ----             ----
Year Ended December 31, 2001
  First Quarter......................................................              $6.000           $1.938
  Second Quarter.....................................................               3.150            1.230
  Third Quarter......................................................               1.350            0.530
  Fourth Quarter.....................................................               1.720            0.550

Year Ended December 31, 2000

  First Quarter......................................................             $30.000           $9.438
  Second Quarter.....................................................              17.375            7.281
  Third Quarter......................................................              13.750            8.375
  Fourth Quarter.....................................................              11.125            2.563

At March 25, 2002 there were approximately 2,075 holders of record of the Company's common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 2001 has been derived from the Company's audited Consolidated Financial Statements. The Company acquired Western Multiplex Corporation ("MUX"), a manufacturer of microwave radio systems, on April 25, 1995. MUX was sold on November 1, 1999. The Company made three acquisitions in 1997: (i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation ("ODC"), a developer of database management platforms providing applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. ("WAI"), a developer and marketer of two-way wireless messaging devices on November 3, 1997. WAI was part of the Wireless Messaging segment that was discontinued in May, 2001. The results of the acquired companies are included from the dates of acquisition by the Company except for MUX and WAI, which are shown as discontinued operations in years 1997-1999 and 1997-2001, respectively. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial data included elsewhere herein.

(In thousands, except per share data)

                                                                                   Year Ended December 31,
                                                          --------------------------------------------------------------------
                                                             2001           2000         1999            1998         1997
                                                          ----------    ----------    ----------    -----------    -----------
OPERATING DATA (1):
  Total revenues from continuing operations ...........   $   97,501    $  122,362    $   84,176    $    67,724    $  70,611
  Income (loss) from continuing operations before
    change in accounting principle ....................      (38,008)        5,503        (5,763)       (68,437)     (32,573)
  Discontinued operations .............................     (232,478)        8,599      (122,765)        28,667       39,512
  Change in accounting principle ......................           --            --            --             --         (688)
  Net income (loss) ...................................     (270,486)       14,102      (128,528)       (39,770)       6,251
PER SHARE DATA
  Per Weighted Average Common Share:
  Income (loss) from continuing operations before .....
    change in accounting principle ....................        (0.59)         0.09         (0.09)         (1.11)       (0.54)
  Net income (loss) ...................................        (4.17)         0.22         (2.07)         (0.65)        0.10

  Per Common Share-Assuming Dilution:
  Income (loss) from continuing operations before
    change in accounting principle ....................        (0.59)         0.08         (0.09)         (1.11)       (0.54)
  Net income (loss) ...................................        (4.17)         0.21         (2.07)         (0.65)        0.10

                                                                                       At December 31,
                                                          ------------------------------------------------------------------
                                                              2001         2000          1999          1998          1997
                                                          -----------   -----------   -----------   -----------   ----------
BALANCE SHEET DATA:
   Working capital ....................................   $   66,156    $  190,105    $  158,035    $   154,472   $  161,454
   Total assets .......................................      179,262       446,086       413,558        561,795      590,161
   Long-term debt, including current portion ..........           --            --           669            823        3,747
   Stockholders' equity ...............................       95,690       370,927       335,478        462,153      492,359

--------------
(1) The results for 2001 were impacted by $11.5 million in restructuring charges and asset impairment charges related to the Company's phase out of its prepaid product line and the relocation of its headquarters from Charlotte, North Carolina to Atlanta, Georgia. The results for 2000 were impacted by $10.9 million in net proceeds received from the WAI escrow settlement agreement which are included in discontinued operations. See Note 13 to the Company's Consolidated Financial Statements. The results for 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles related to the WAI acquisition, restructuring charges of $14.6 million and $8.2 million write-off of uncollectible subordinated notes. The results for 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles related to the ODC acquisition, restructuring charges of $6.8 million and a $7.9 million loss on sale of the Company's network management business. The results for 1997 were impacted by a $38.7 million charge for purchased research and development related to the ODC and WAI acquisitions and a $5.2 million write-off of goodwill related to the CNET acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, from time to time, makes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management of the Company at the time such statements are made. The reader can identify such forward-looking statements by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intend(s)," "potential," "continue," or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under "Risk Factors That May Affect Future Results." All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Glenayre is a global provider of communications messaging systems including Enhanced Services and Unified Communications solutions and products for service providers including wireless, fixed network, ISP and broadband. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company's Enhanced Services and Unified Communications products include a broad range of integrated messaging and personal communications services, such as call answering, voice messaging, fax messaging and unified communications. The Company's Unified Communications platform allows service providers to provide their subscribers access to voice, fax and e-mail messages from a single mailbox. Subscribers can create, send, receive and be notified of voice, fax and e-mail messages with a web browser, a wireless personal digital assistant ("PDA") or any mobile, wireless or wireline telephone.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, income taxes, warranty obligations, restructuring and contractual obligations associated with its discontinued Wireless Messaging (Paging) business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and with Statement of Position 97-2, "Software Revenue Recognition," and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and collection of the resulting receivable is deemed probable by the Company. The Company recognizes service revenues from installation and repair services when such services are provided to customers. Revenues derived from contractual post-contract support services are recognized ratably over the contract support period. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company's revenue recognition policy is significant because our revenue is a key component of our results of operations. In addition, our revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows very specific and detailed guidelines in measuring revenue, however, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranties. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates revisions to the estimated warranty liability would be required.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Investment in Equity Securities. The Company holds investments in equity securities, some of which are publicly traded and have highly volatile share prices. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

Accrued Restructuring and Wind-Down Cost. During fiscal year 2001, the Company recorded significant estimated liabilities in connection with the discontinuance of its Wireless Messaging (Paging) business and the restructuring program related to its continuing operations. These liabilities include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from these activities. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2001, the Company's net deferred tax asset of $132.1 million was fully reserved. The Company has assessed the realizability of the net deferred asset at December 31, 2001 and determined due to the significant net operating losses, primarily relating to the Company's discontinued Wireless Messaging (Paging) business, and that its remaining restructured business does not provide a historical basis for projecting future taxable income that the entire amount should be reserved. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

DISCONTINUED OPERATIONS

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers' financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company's consolidated balance sheet as of December 31, 2001. See Note 2 to the Company's consolidated financial statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Wireless Messaging (Paging) segment. This loss consists of (i) operating losses of approximately $46.8 million incurred in the Wireless Messaging (Paging) segment and (ii) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill existing contractual obligations and (ix) a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, will cease by May 2002. As of December 31, 2001, the Company reported net realizable assets of approximately $13 million related to the discontinued operations that consisted primarily of facilities in Vancouver, Canada and in Singapore that are currently being marketed for sale. The Company has classified these assets as non-current due to the uncertainty in the current real estate markets that could delay disposal of these facilities beyond 2002. The Company reported current liabilities and non-current liabilities of $27 million and $14 million, respectively, at December 31, 2001, related to the discontinued Wireless Messaging (Paging) segment. Approximately $7 million of these liabilities relate to warranty expense and other operational activities recorded prior to the discontinuance of the segment. Approximately $34 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of
i) employee termination costs; ii) lease commitment costs; iii) estimated operating costs during the wind down period; and iv) other estimated business exit costs related to meeting customer contractual commitments. The Company estimates that approximately $20 million of these one time charges will be disbursed in 2002 and the remaining $14 million in 2003 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place during 2001. This team's mandate includes exploring potential technology sales, liquidating assets, managing contractual commitments with customers and vendors, and directing the wind down of the operations of the Wireless Messaging (Paging) activities. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. Management will continue to monitor the progress of the wind down activities, including the current real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These estimates are subject to adjustment as a result of future changes in real estate market conditions or in estimates related to the wind down plan.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Glenayre's consolidated statements of operations from continuing operations:

                                                                                       Year Ended December 31,
                                                                                 ------------------------------------
                                                                                  2001            2000          1999
                                                                                 -------         ------        ------
Product sales .............................................................           84%            90%           88%
Service revenues ..........................................................           16             10            12
                                                                                 -------         ------        ------
   Total revenues .........................................................          100            100           100
Cost of sales (exclusive of depreciation and amortization
   shown separately below) ................................................           29             29            33
Cost of services (exclusive of depreciation and amortization
   shown separately below) ................................................           11             10            10
                                                                                 -------         ------        ------
   Total cost of sales and services (exclusive of depreciation
     and amortization shown separately below) .............................           40             39            43
                                                                                 -------         ------        ------
   Gross margin (exclusive of depreciation and amortization
     shown separately below) ..............................................           60             61            57
Operating expenses:
Selling, general and administrative .......................................           41             35            46
Provision for doubtful receivables ........................................            2              1             1
Research and development ..................................................           20             15            17
Restructuring expense .....................................................           10             --             1
Depreciation and amortization .............................................           10              8             9
Adjustment to loss on sale of business ....................................            *              *            (1)
                                                                                 -------         ------        ------
   Total operating expenses ...............................................           83             59            73
                                                                                 -------         ------        ------
Income (loss) from operations .............................................          (23)             2           (16)
Interest income, net ......................................................            4              5             6
Gain (loss) on disposal of assets .........................................           (3)             *            (2)
Escrow Settlement .........................................................           --              *            --
Realized gain on sale of available-for-sale securities, net ...............           12              1            --
Other, net ................................................................           (1)             *             *
                                                                                 -------         ------        ------
Income (loss) from continuing operations before
   income taxes ...........................................................          (11)             8           (12)
Provision (benefit) for income taxes ......................................           28              4            (5)
                                                                                 -------         ------        ------
Income (loss) from continuing operations ..................................          (39)%            4%           (7)%
                                                                                 =======         ======        ======

(*) less than 0.5%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO 2000

Revenues. Product sales for 2001 decreased 26% to $81.4 million as compared to $109.7 million in 2000. Service revenues for 2001 increased 27% to $16.1 million as compared to $12.7 million in 2000. International sales decreased to $18.4 million in 2001 as compared to $35.3 million in 2000 and accounted for 19% and 29% of total net sales for 2001 and 2000, respectively.

The decrease in product sales in 2001 was due primarily to a decline in the capital spending of North American carriers and decreased revenues from the Company's abandoned prepaid product line which was eliminated as part of the Company's second quarter 2001 restructuring. The increase in net service revenues was due to the increase in installed base of messaging systems, which resulted in increased extended warranty services revenues.

The Company currently anticipates a return to sales growth in 2002, from the fourth quarter 2001 level, driven by the recent introduction of its large-scale platform voice messaging system and by the planned launch of several new products in 2002. The timing of these product introductions and their overall market acceptance is critical to achieving the anticipated revenue growth for 2002. There can be no assurance that the Company's sales levels or growth will remain at, reach or exceed historical levels in any future period.

During 2001, three customers individually accounted for approximately 24%, 18% and 13% respectively, of the Company's total revenue from continuing operations. In 2000, two customers individually accounted for 17% and 14% respectively, of the Company's total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a materially adverse affect on the Company's business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 65% in 2001 compared to 68% in 2000. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 30% in 2001 compared to a negative (1)% in 2000. The decline in the product margin is primarily a result of inventory obsolescence charges recorded in the first quarter of 2001 relating to the Company's prepaid product lines as a result of lower sales forecasts. This decline was partially offset by a higher mix of messaging products software features and upgrades, which generally have higher margins. Service margins increased in 2001 as a result of the Company's restructuring activities, including the abandonment of the prepaid product line, which contributed disproportionately to the cost of services in the prior year. Glenayre's margins may be affected by several factors including (i) the mix of products sold and services provided (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. The Company expects that increased competition in its industry may adversely affect its margins in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 6% to $40.1 million in 2001 from $42.7 million in 2000. The decrease in 2001 is primarily attributable to a net decrease in employee related costs and facility costs primarily due to the reduced cost structure resulting from the 2001 restructuring activities as well as no provision in 2001 for employee incentive bonuses. The Company anticipates that 2002 selling, general and administrative expenses should be approximately 20% lower than 2001, as a result of a full year benefit from the 2001 restructuring activities. See Note 8 to the Company's Consolidated Financial Statements.

Provision for Doubtful Receivables. The provision for doubtful receivables remained relatively unchanged at $1.8 million in 2001 and $2.0 million in 2000. This expense is due primarily to the risk inherent in the Company's portfolio of receivables due to financial difficulties experienced by some of the Company's customers. The discontinuance of operations of one customer accounted for approximately $1.4 million of the expense in 2001. The provision was lower in 2001 versus 2000 primarily due to the revenue decline in 2001 and the reduction in average days sales outstanding. See Financial Condition and Liquidity - Operating Activities.

Research and Development Expense. Research and development expenses increased to $19.7 million in 2001 compared to $18.5 million in 2000. The increase in 2001 is primarily attributable to increased employee related costs associated with additional headcount and higher subcontracting expenses incurred for the development of the Company's Enhanced Services products. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 20% in 2001 from 15% in 2000. Glenayre expects spending for research and development in 2002 to remain consistent with 2001 in terms of absolute dollar levels. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. Critical to the Company's future success is its ability to continue to develop and effectively bring to market new competitive products.

Restructuring Expense. In connection with the Company's decision to phase out its prepaid product line and relocate the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia during 2001, the Company recorded pre-tax restructuring charges of approximately $9.8 million. As a result of these restructuring activities, the Company eliminated approximately 220 positions impacting several functional areas of the Company and expensed approximately $5.4 million for employee severance, retention bonuses and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $2.2 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company's decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with impairment of long-lived assets. The impairment charge is classified as loss on disposal of assets in the Company's Consolidated Statement of Operations for the year ended December 31, 2001.

The consolidation and exit process for all of these above facilities was substantially completed during the fourth quarter 2001. Payments related to severance, retention bonuses and outplacement services, and consolidation and exit costs were approximately $3.0 million and $2.3 million, respectively, as of December 31, 2001. The reserve balance for this restructuring was approximately $6.3 million at December 31, 2001. Management believes the remaining reserves for this business restructuring will be adequate to complete this plan.

Depreciation and Amortization Expense. Depreciation and amortization expense was $8.9 million in 2001 compared to $9.5 million in 2000. The decrease in expense for 2001 is a result of older assets becoming fully depreciated in 2001 and $1.8 million in impairment charges for capital assets associated with the phase-out of the prepaid product line recorded in the second quarter 2001 restructuring. The Company spent $21.2 million and $19.3 million in 2001 and 2000, respectively, in order to provide the equipment and capacity necessary to meet the Company's business operations. Of the $21.2 million invested in 2001, approximately $12.8 million related to the Company's continuing operations. The Company anticipates property, plant and equipment purchases in 2002 to be approximately $5 million related to its continuing operations and expects depreciation expense to increase proportionally.

Adjustment to Loss on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2001 and 2000, the Company reversed approximately $94,000 and $520,000, respectively, of accrued expenses previously included in the $7.9 million loss on sale of the Company's network management business. See Note 12 to the Company's Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $3.8 million and $6.4 million for the years ended December 31, 2001 and 2000, respectively. Interest earned in 2001 was lower primarily due to reduced rates of return on investments.

Gain (Loss) on Disposal of Assets. The Company recorded a loss on disposal of assets of $3.0 million for 2001 and a gain of $366,000 for 2000. The $3.0 million net loss in 2001 includes $2.9 million in impairment charges for capital assets. During the second quarter of 2001, the Company recorded a $1,760,000 charge related to assets associated with the phase out of the prepaid product line. See Note 8 to the Company's Consolidated Financial Statements. During the fourth quarter of 2001, the Company recorded an impairment charge of $525,000 related to the write-down to fair value less cost to sell of its held for sale building in Quincy, Illinois. The facility was sold in January 2002. See Note 18 to the Company's Consolidated Financial Statements. The Company also recorded an impairment charge of $640,000 related to certain capital assets that were deemed to have no future economic benefit. The $366,000 net gain in 2000 is related primarily to a reversal of approximately $180,000 of asset impairment charges related to the Company's third quarter 1999 restructuring (see Note 8 to the Company's Consolidated Financial Statements) and proceeds received in excess of book value on the sale or trade-in of manufacturing, research and development and computer equipment.

Escrow Settlement. On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC") located in Norwood, Massachusetts. ODC was a developer of database management platforms and products for telecommunications providers. The ODC Acquisition Agreement ("ODC Agreement") between the Company and the former ODC shareholders provided that approximately $5 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. In December 2000, the Company entered into an escrow settlement with the former ODC shareholders concerning the disbursement of the remaining funds held in escrow since the acquisition in October 1997. In this settlement the Company received approximately $320,000 for certain third party software licensing infringements existing prior to the acquisition.

Realized Gain on Sale of Available- for-Sale Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling its shares of MUX. During 2001 and 2000, the Company sold approximately 1.8 million and 152,000 shares of MUX and realized pre-tax gains of approximately $14.0 million and $1.1 million, respectively. The realized gain on the sales of MUX during 2001 was partially offset by permanent impairment charges of approximately $2.0 million primarily related to the Company's investment in Multi-Link Telecommunications, Inc. ("Multi-Link"). During 2001, the Company deemed that its investment in Multi-Link was permanently impaired and realized a holding loss of approximately $2.0 million on this available-for-sale security.

Provision for Income Taxes. The 2001 effective tax rate differed from the combined US federal and state statutory tax rate of approximately 40% due primarily to the increase in the valuation allowance and higher tax rates on earnings indefinitely reinvested in certain non-US jurisdictions. During 2001, the Company increased the valuation allowance associated with its net deferred tax assets by $116 million of which approximately $33.2 million related to its continuing operations. At December 31, 2001, the Company's net deferred tax asset of $132.1 million is fully reserved. The Company has assessed the realizability of the net deferred asset at December 31, 2001 and determined due to the significant net operating losses that the entire amount should be reserved. The increase in the valuation allowance in 2001 relates primarily to the Company's discontinuance of its Wireless Messaging (Paging) business and that its remaining restructured business does not provide a historical basis for projecting future taxable income. Should the Company become profitable in the future, a portion of the valuation allowance will be reversed and partially offset future provisions for US federal and state income taxes. The 2000 effective tax rate differed from the combined US federal and state statutory tax rate of approximately 40% due primarily to (i) the change in valuation allowance, (ii) taxation of a deemed dividend from a foreign subsidiary, (iii) nondeductible goodwill amortization, (iv) higher tax rates on earnings indefinitely reinvested in certain non-US jurisdictions, and (v) the receipt of previously escrowed funds related to the 1997 acquisition of Wireless Access that is treated as a purchase price adjustment for tax purposes. See Note 7 to the Company's Consolidated Financial Statements.

At December 31, 2001, the Company has net operating loss carryforwards ("NOLs") of $208 million. Included in the Company's NOLs at December 31, 2001, are approximately $33 million of NOLs related to the acquisition of WAI and ODC completed in 1997 (collectively referred to as "acquired NOLs"). These acquired NOLs will begin to expire in 2005 and the potential benefit associated with WAI's acquired NOLs are limited to approximately $22.5 million.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO 1999

Revenues. Total revenues for 2000 increased 45% to $122.4 million as compared to $84.2 million in 1999. Product sales for 2000 increased 49% to $109.7 million as compared to $73.7 million in 1999. Service revenues for 2000 increased 21% to $12.7 million as compared to $10.4 million in 1999. International sales decreased to $35.3 million in 2000 as compared to $39.6 million in 1999 and accounted for 29% and 47% of total revenues for 2000 and 1999, respectively.

The increase in product sales in 2000 was primarily due to robust market demand for the Company's Enhanced Services platform MVPTM product. North American carriers were experiencing strong subscriber growth and as a result carrier capital spending increased to meet their increasing subscriber demands. The increase in service revenue was due to the increase in installed base of messaging systems which results in increased Glenayre Care extended warranty services revenues.

Profit Margin on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on products sold, exclusive of depreciation and amortization, (product margins), was 68% in 2000 compared to 63% in 1999. Profit margin on services, exclusive of depreciation and amortization, (service margin), was a negative (1)% in 2000 compared to 18% in 1999. The increase in product margins in 2000 is primarily a result of cost reductions realized in the manufacture of the Company's products due to the consolidation of its Vancouver and Quincy facilities and higher sales mix of MVP(TM) products in 2000, which generally have higher margins than the prepaid product line. The decrease in service margins was mainly due to higher costs associated with the extended warranty service program related to the prepaid product line.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $42.7 million and $38.8 million for 2000 and 1999, respectively. The increase in 2000 is partially due to higher marketing related expenses as the Company began to implement programs in 2000 to develop and enhance the Company's strategic market position, marketing focus and channel management. In addition, in 2000 incentive bonuses were paid to both the employees of the Enhanced Services business and the corporate office personnel, while in 1999 only the direct employees of the Enhanced Services business received incentive bonuses.

Provision for Doubtful Receivables. The provision for doubtful receivables was $2.0 million and $1.1 million in 2000 and 1999, respectively. This increase in 2000 compared to 1999 was due primarily to the risk inherent in the Company's portfolio of receivables.

Research and Development Expense. Research and development expenses increased to $18.5 million in 2000 compared to $14.1 million in 1999. The increase in 2000 is primarily attributable to higher employee incentive bonuses accrued as a result of meeting incentive plan targets in 2000 as well as higher subcontracting expenses incurred for both the Company's Enhanced Service and prepaid products platforms. Research and development expenses as a percentage of net sales decreased to 15% in 2000 from 17% in 1999.

Restructuring Expense. During 1999 the Company recorded a pre-tax charge of approximately $1.1 million related to a 27% reduction in the Company's workforce. The continuing operations portion of this reduction was related to the corporate office staff in Charlotte, North Carolina. Furthermore, the Company recorded a pre-tax charge of $761,000 related to the sale of the Charlotte corporate office and the write-off of certain related assets. Additionally, during 1999, the Company reversed approximately $60,000 of accrued severance benefits related to this reduction of the Company's workforce.

Depreciation and Amortization Expense. Depreciation and amortization expense increased to $9.5 million in 2000 compared to $7.4 million in 1999. The increase in expense for 2000 is a result of the depreciation on the increased capital investment for research and development equipment and for improvements to the Atlanta facility and Charlotte leaseholds. The Company spent $19.3 million and $10.9 million in 2000 and 1999, respectively, in order to provide the equipment and capacity necessary to meet the Company's ongoing operations.

Adjustment to Loss on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2000 and 1999, the Company reversed approximately $520,000 and $550,000, respectively, of expenses previously included in the $7.9 million loss on sale of the Company's network management business. See Note 12 to the Company's Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $6.4 million and $5.3 million for the years ended December 31, 2000 and 1999, respectively. Interest earned in 2000 was higher due to an increase in cash and cash equivalents generating short-term investment income.

Gain (Loss) on Disposal of Assets. The Company recorded a gain on disposal of $366,000 for 2000 and a loss on disposal of assets of $1.3 million for 1999. The $366,000 net gain is related primarily to a reversal of approximately $180,000 of asset impairment charges related to the Company's third quarter 1999 restructuring (See Note 8 to the Company's Consolidated Financial Statements) and proceeds received in excess of book value on the sale or trade-in of manufacturing, research and development and computer equipment. In 1999, the Company incurred significant charges primarily attributable to asset write-offs and impairment charges associated with the third quarter 1999 restructuring. Additionally, during 1999 the Company recorded significant write-offs due to (i) changes in processes, (ii) assets not identified as part of ongoing and specific physical reviews and (iii) assets identified as abandoned during the process of consolidating manufacturing facilities.

Provision (Benefit) for Income Taxes. The 2000 effective tax rate differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to (i) the change in valuation allowance, (ii) taxation of a deemed dividend from a foreign subsidiary, (iii) nondeductible goodwill amortization,
(iv) higher tax rates on earnings indefinitely reinvested in certain non-US jurisdictions, and (v) the receipt of previously escrowed funds related to the 1997 acquisition of Wireless Access that is treated as a purchase price adjustment for tax purposes. The difference between the 1999 effective tax rates and the combined U.S. federal and state statutory rate is due primarily to (i) nondeductible goodwill amortization, (ii) the write-off of the goodwill related to the companies acquired in 1997 and (iii) the application of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, ("SFAS 109"), in computing the Company's tax provision. The difference between the effective tax rates in each of the years is primarily due to changes in operating results, nondeductible goodwill amortization and the write-off of the goodwill related to the companies acquired in 1997. See Note 7 to the Company's Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

Overview. At December 31, 2001, the Company had cash and cash equivalents and restricted cash totaling $94.4 million. The restricted cash of $5.2 million consists of time deposits pledged as collateral to secure letters of credit substantially all of which expire during 2002. At December 31, 2001, Glenayre's principal source of liquidity is its $89.1 million of cash and cash equivalents. The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary business. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company's loss on disposal of discontinued operations (see Discontinued Operations) for years ended December 31, 2001 were cash charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during a transition period no longer than twelve months and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. The Company expects all of the cash payments to be completed by December 31, 2002 with the exception of contractual obligations and lease termination costs which could extend through 2006. As of December 31, 2001, the Company has paid approximately $15 million of discontinued operations obligations. Of the remaining $34 million in estimated cash charges, the Company anticipates disbursements of approximately $20 million in 2002 and $14 million in 2003 and beyond.

Included in the Company's year ended December 31, 2001 losses from continuing operations are cash restructuring charges totaling approximately $9.8 million for employee termination benefits, prepaid product contractual obligations and consolidation and facility exit costs (see Note 8 to the Company's Consolidated Financial Statements). The Company anticipates all of the cash payments for this restructuring charge will be made within the next six months with the exception of lease termination costs, which could require cash payments through 2005 if a sub-lessee is not obtained. As of December 31, 2001, the Company has paid out approximately $4.1 million of these restructuring obligations.

Operating Activities. Cash provided by operating activities, including both continuing and discontinued operations, was $21.8 million in 2001 and $5.2 million in 2000.

Restricted cash decreased $11.7 million to $5.2 million at December 31, 2001 from $16.9 million at December 31, 2000. This decrease was primarily due to the expiration of time deposits pledged as collateral to secure letters of credit during 2001.

Accounts receivable related to continuing operations decreased $17.6 million to $17.2 million at December 31, 2001 from $34.8 million at December 31, 2000. Average days sales outstanding decreased to approximately 82 days at December 31, 2001 from approximately 108 days at December 31, 2000. The decrease in accounts receivable related to continuing operations is primarily related to decreased sales for the fourth quarter of 2001 as compared to the fourth quarter of 2000 of approximately $9.3 million and the Company's continued effort to focus on cash collection efforts.

Inventories related to continuing operations decreased $5.9 million to $8.2 million at December 31, 2001 from $14.1 million at December 31, 2000. The decrease in inventories is primarily due to the Company's efforts to reduce purchases and thus quantities on-hand and the phase out of the Company's prepaid product line in the second quarter of 2001. As of December 31, 2001, the Company has outstanding purchase commitments for inventory of approximately $1.8 million.

Accounts payable decreased $18.5 million to $6.7 million at December 31, 2001 from $25.2 million primarily as a result of decreased inventory purchases. Accrued liabilities related to continuing operations decreased $14.7 million to $28.7 million at December 31, 2001 from $43.4 million at December 31, 2000. The decrease in accrued liabilities primarily relates to the significant decline in payroll related accruals resulting from employee terminations related to the Company's exiting of its Wireless Messaging (Paging) operations and the prepaid product line of its continuing operations.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease back of the new office tower to meet its ongoing operational needs. However, as a result of the Company's decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. In 2000, the Company spent approximately $8 million on the Vancouver new office tower development. During 2001, the Company spent approximately $7 million on the office tower development. At December 31, 2001 the Company had outstanding contractual commitments to spend an additional $1.8 million to prepare the office tower for its anticipated sale. In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia and is continuing its efforts to divest these facilities. The Company anticipates that the future sales of this real estate could generate approximately $20 to $25 million of cash proceeds. During 2001, the Company also invested approximately $6.5 million in the development of a customer relations management ("CRM") software application. The CRM application is expected to increase the level of customer satisfaction by improving the effectiveness of customer service, sales opportunity management and quote to cash business functionality throughout the Company's worldwide organization. The Company anticipates the CRM application to be fully implemented during the first quarter of 2002.

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. MUX marketed products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction was recorded as the disposal of a segment of business in the forth quarter 1999. Accordingly, the operating results of MUX have been included in the discontinued operations for the year ended December 31, 1999 in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments, The maximum contingent liability as of December 31, 2001 for these obligations is approximately $2.8 million. In August 2000, MUX completed an initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling it shares of MUX. During 2001 and 2000, the Company sold 1.8 million and 152,000 shares of MUX for cash proceeds of approximately $15.3 million and $707,000, respectively.

During 2000, the Company purchased approximately 264,439 shares of Multi-Link Telecommunications, Inc, ("Multi-Link"), for approximately $2.1 million (see
Note 5 to the Consolidated Financial Statements). During 2001, the market value of the Multi-Link securities declined significantly. The Company deemed the decline in market value to be other than temporary and recorded a permanent impairment charge of $2.0 million in 2001.

Financing Activities. During 2001 and 2002, the Company received proceeds from the sale of Company common stock of $1.3 million and $14.2 million, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors of the Company rescinded its dormant stock repurchase program authorized in September 1996 and authorized the repurchase of up to 3 million shares of the Company's common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company's outstanding common stock, or approximately
3.3 million shares based on shares outstanding as of December 31, 2001. During 2000, the Company repurchased 12,500 shares of its common stock at a total cost of approximately $40,000. During 2001, the Company purchased an additional 105,900 shares of its common stock at a total cost of approximately $85,000.

Income Tax Matters. For 2001 and 2000, The Company's actual cash outlay for taxes was limited to foreign income taxes primarily due to current losses and foreign sales corporation benefits.

As described in Note 7 to the Company's Consolidated Financial Statements, at December 31, 2001, the Company has U.S. NOL's aggregating approximately $208 million, of which approximately $75 million was generated in 2001, $51 million generated in 2000 and $49 million generated prior to 2000. The remaining $33 million related to the 1997 acquisitions of Open Development Corporation, ("ODC), and Wireless Access, Inc. ("WAI"). However, the ability to utilize WAI's acquired NOL's of $22 million to offset future income is subject to restrictions and there can be no assurance that they will be utilized in 2002 or future periods. Additionally, should the volume of international sales grow, the percentage of worldwide income taxable in international jurisdictions may increase as well. As a result, the cash tax rate may be significantly higher in 2002 as compared to 2001 and recent years.

The Company accounts for income taxes under the liability method in accordance with SFAS 109, Accounting for Income Taxes. The Company has recorded a deferred tax asset of $132 million that is fully reserved by a valuation allowance, at December 31, 2001. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company's future taxable income. As a result of the Company's restructuring during 2001, management determined it was necessary to fully reserve the deferred tax asset due to the inability to project future income on the historical basis of the restructured business.

Inflation. For the three fiscal years ended December 31, 2001, the Company does not believe inflation has had a material effect on its results of operations.

Summary. The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) to repurchase common stock as discussed above. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

OUTLOOK

New applications that provide the Company's customers with revenue generating opportunities as well as reduce consumer churn will further enhance its competitive position. Glenayre believes that the communications messaging systems market will return to growth during the latter part of 2002, particularly in the number of wireless subscribers worldwide and the demand for Unified Communications solutions. The Company believes that the introduction of "always-on" packet based wireless networks (GPRS/CDMA/1XRTT) will enhance the value of unified communications solutions. Providers of communications services for enterprises and consumers will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre believes that we are well positioned to provide these solutions. Additionally, new products and solutions currently under development by the Company should expand the uses and applications in this growing market. Nevertheless, macroeconomic conditions and CSP's access to capital markets may negatively impact this outlook.

This Outlook section contains forward-looking statements that are subject to the risks described under the Risk Factors That May Affect Future Results immediately below.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's prospects are subject to certain risks and uncertainties as follows:

Competition

Competition in the market for Enhanced Services and Unified Communications systems has increased significantly in the past year, with more entrants offering a broad range of features and capacities. The Company's traditional competitors are suppliers of messaging and enhanced services solutions, including, Comverse Technologies, Inc., SS8's Centigram (acquired from ADC Telecommunication in 2001), Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave, Tecnomen and Schlumberger-Sema. Additional competitors have emerged from the voice portal and voice services market, including BeVocal, TellMe, HeyAnita and InterVoice-Brite. Many of the Company's competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies for the sale of its Enhanced Services and Unified Communications platforms and products. In addition, given the recent increased competition in the Company's markets, competitive pricing pressures exist which may have an adverse effect on the Company's profit margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company's financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During 2001, Nextel , Nortel , an OEM partner, Verizon and Cricket individually accounted for approximately 24%, 18%, 13% and 8%, respectively, of the Company's total revenue from continuing operations. Nortel sells the Company's products to several end user customers including Voice Stream whose purchases of Glenayre's products from Nortel represented approximately 14% of the Company's total revenues in 2001. In 2000, Nortel and Nextel individually accounted for approximately 17% and 14%, respectively, of the Company's total revenue from continuing operations. Nextel, Nokia , an OEM partner, and KPN each individually accounted for approximately 11% of the Company's total revenue from continuing operations in 1999. Nokia sells the Company's products to several end user customers. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company's business, financial condition or results of operations. Beyond 2001, the customers with whom the Company does the largest amount of business are expected to vary from year to year as a result of the timing for development and expansion of customers' communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company's newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company's performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

Effective Convergence of Technologies

During 2001, the market for the Company's products has contracted as a result of reduced North American carrier spending. Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its Enhanced Services and Unified Communications platform and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH(TM). The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company's business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre's business is primarily focused on the wireless telecommunications industry. The wireless telecommunications industry is characterized by rapid technological change. In addition, Glenayre has been focusing its efforts on growing its Enhanced Services and Unified Communications platform products, such as the Modular Voice Processing system and Versera products, and Enhanced Services solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH(TM). Demand for these products and services may be affected by changes in technology as the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre's Enhanced Services and Unified Communications platform products, it could have a material adverse effect on Glenayre's business.

Volatility of Stock Price

The market price of the Company's common stock is volatile. The market price of its common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products by the Company, developments in relationships with its customers, strategic alliances and partnerships, technological advances by existing and new competitors, general market conditions in the industry and changes in government regulations. In addition, in recent years conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have often been unrelated to the operating performance of these specific companies.

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre's products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People's Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre's proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful. Regardless, with respect to currently pending claims, the Company does not believe that an adverse resolution would have a materially adverse effect on the Company.

Potential Changes in Government Regulation

Many of Glenayre's products connect to public telecommunications networks. While many of Glenayre's current Enhanced Services and Unified Communications platform solutions are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. In introducing products to a market, there is no assurance that the Company's customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company's ability to sell products in that market. Regulatory approvals generally must be obtained by Glenayre in connection with the manufacture and sale of certain of its products, and by Glenayre's telecommunications service provider customers to operate the systems that utilize certain Glenayre products. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre's products.

International Business Risks

Approximately 19% of 2001 total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre's products and services for 2001 was negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company's currency exchange fluctuation risk.

Continuation and Expansion of Third Party Agreements

Glenayre has entered into numerous strategic agreements with third parties that provide both development services and products that are integrated into the Company's products. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute Glenayre's products and Glenayre intends to enter into service reseller arrangements. Glenayre is dependent upon these third parties to augment its research and development efforts as well as to distribute Glenayre's products and services. If these third parties are not successful or the agreements are terminated, it may have a material adverse effect on Glenayre's business. Glenayre intends to continue entering into third party agreements; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. The inability of Glenayre to enter into agreements with additional strategic vendors and distributors on acceptable terms may have a material adverse effect on Glenayre's business.

Ability to Attract and Retain Key Personnel

The Company's continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the high technology industry. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or Glenayre's inability to attract additional qualified employees or retain other employees could have a material adverse effect on Glenayre's business, results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

Investments

At December 31, 2001, the Company maintains an investment portfolio primarily consisting of equity investments in two publicly traded companies and one privately held company. Marketable equity securities are classified as available for sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated comprehensive income. Marketable equity securities are subject to market price volatility. Marketable equity securities are included in "Other assets" in the accompanying December 31, 2001 balance sheet. The Company also has an investment in a privately held company of $500,000 which is included in "Other assets" in the accompanying December 31, 2001 balance sheet. Investments in privately held companies are monitored for impairment by reference to valuation of publicly traded companies in similar sectors and other factors such as the status of the investee's technology and financial condition. If it is determined that an investment in marketable equity securities has suffered an other than temporary decline in value, this decline is reported in other income and expense in the period the determination is made. During 2001, the Company recorded approximately $2.0 million in permanent impairment charges related to its investments in marketable equity securities. Investments in private technology companies are inherently risky as the market for the technologies or products they have under development may never materialize and the Company could lose the entire initial investment in this company.

The following analysis presents the hypothetical changes in fair values of public equity investments that are sensitive to changes in the stock market. These equity securities are held for purposes other than trading. The modeling techniques used measures the hypothetical change in fair values arising from selected hypothetical changes in each stock's price. The following table estimates the fair value of publicly traded corporate equities at a 12-month horizon (in thousands):

                                                         At Dec. 31,
                                 (50%)    (30%)    (15%)    2001     15%        30%        50%
Corporate Equities............   $408     $571     $693     $815     $937     $1,060     $1,223

Our equity portfolio consists of securities with characteristics that closely match companies traded on the NASDAQ National Market. The NASDAQ Composite Index had at least 15% movement in each of the last three years and has had at least a 30% and 50% movement in at least one of the last three years.

Interest Rate Risk

The Company's exposure to market rate risk for a change in interest rates relates primarily to our investment portfolio. The Company's investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, Notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company's results of operations.

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as it relates to demand deposits denominated in non-functional currencies. At December 31, 2001, approximately U.S.$2.5 million or 2.6% of the Company's cash balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $250,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $250,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated financial statements of the Company and its subsidiaries as of December 31, 2001, 2000 and 1999 and for each of the three years in the period ended December 31, 2001, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedules is set forth below and at Item 14(a) of this Annual Report on Form 10-K.

             INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

(i)  Financial Statements:                                                                             Page
                                                                                                       ----
Report of Ernst & Young LLP Independent Auditors..................................................      27
Consolidated Balance Sheets at December 31, 2001 and 2000.........................................      28
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999........      29
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
2000 and 1999.....................................................................................      30
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999........      31
Notes to  Consolidated Financial Statements.......................................................      32

(ii)  Supplemental Schedule:

(For the years ended December 31, 2001, 2000 and 1999)
Schedule II - Valuation and Qualifying Accounts ..................................................      53

All other schedules are omitted because they are not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS

Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                     /s/ ERNST & YOUNG LLP

Atlanta, Georgia
February 5, 2002

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    December 31,
                                                                            ---------         --------
                                                                              2001              2000
                                                                            ---------         --------
ASSETS
Current Assets:
   Cash and cash equivalents .......................................        $  89,149         $ 71,866
   Restricted cash .................................................            5,227           16,893
   Accounts receivable, net ........................................           17,153           34,838
   Accounts receivable, discontinued operations, net ...............               --           58,405
   Notes receivable, discontinued operations, net ..................               --            4,312
   Inventories, net ................................................            8,168           14,117
   Inventories, discontinued operations, net .......................              282           25,987
   Deferred income taxes ...........................................               --           19,140
   Assets held for sale ............................................            4,350            5,029
   Prepaid expenses and other current assets .......................            3,846            8,033
                                                                            ---------         --------
     Total current assets ..........................................          128,175          258,620
Notes receivable, discontinued operations, net .....................              252            6,921
Property, plant and equipment, net .................................           35,588           35,846
Property, plant and equipment, discontinued operations, net ........           13,020           48,180
Goodwill, net ......................................................               --           45,311
Deferred income taxes ..............................................               --           34,917
Other assets .......................................................            2,227           16,291
                                                                            ---------         --------
TOTAL ASSETS .......................................................        $ 179,262         $446,086
                                                                            =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................................        $   6,729         $ 25,150
  Accrued liabilities ..............................................           28,666           43,365
  Accrued liabilities, discontinued operations .....................           26,624               --
                                                                            ---------         --------
    Total current liabilities ......................................           62,019           68,515
Other liabilities ..................................................            7,669            6,644
Accrued liabilities, discontinued operations - noncurrent ..........           13,884               --
Stockholders' Equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding ...................               --               --
  Common stock, $.02 par value; authorized: 200,000,000 shares;
     outstanding: 2001-64,971,834 shares; 2000-64,446,012 shares ...            1,299            1,288
  Contributed capital ..............................................          361,011          359,181
  Retained earnings (deficit) ......................................         (267,251)           3,235
  Accumulated other comprehensive income ...........................              631            7,223
                                                                            ---------         --------
  Total stockholders' equity .......................................           95,690          370,927
                                                                            ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................        $ 179,262         $446,086
                                                                            =========         ========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                               Year Ended December 31,
                                                                                    ---------------------------------------------
                                                                                      2001               2000              1999
                                                                                    ---------         ---------         ---------
REVENUES
  Product sales ............................................................        $  81,440         $ 109,697         $  73,741
  Service revenues .........................................................           16,061            12,665            10,435
                                                                                    ---------         ---------         ---------
      Total revenues .......................................................           97,501           122,362            84,176
                                                                                    ---------         ---------         ---------
COST OF REVENUES (exclusive of depreciation and amortization shown separately below):
  Cost of sales ............................................................           28,177            35,190            27,426
  Cost of services .........................................................           11,210            12,839             8,527
                                                                                    ---------         ---------         ---------
      Total cost of revenues ...............................................           39,387            48,029            35,953
                                                                                    ---------         ---------         ---------
GROSS MARGIN (exclusive of depreciation and amortization shown
  separately below) ........................................................           58,114            74,333            48,223
OPERATING EXPENSES
  Selling, general and administrative expense ..............................           40,101            42,658            38,765
  Provision for doubtful receivables .......................................            1,786             2,008             1,134
  Research and development expense .........................................           19,658            18,533            14,074
  Restructuring expense ....................................................            9,794                --             1,058
  Depreciation and amortization expense ....................................            8,942             9,476             7,412
  Adjustment to loss on sale of business ...................................              (94)             (524)             (554)
                                                                                    ---------         ---------         ---------
      Total operating expenses .............................................           80,187            72,151            61,889
                                                                                    ---------         ---------         ---------
INCOME (LOSS) FROM OPERATIONS ..............................................          (22,073)            2,182           (13,666)
                                                                                    ---------         ---------         ---------
OTHER INCOME (EXPENSES):
  Interest income, net .....................................................            3,768             6,444             5,302
  Gain (loss) on disposal of assets, net (including impairment loss of
      $2,925 in 2001) ......................................................           (2,998)              366            (1,341)
  Escrow settlement ........................................................               --               320                --
  Realized gain on sale of available-for-sale securities, net ..............           11,894             1,142                --
  Other, net ...............................................................             (901)             (509)              (19)
                                                                                    ---------         ---------         ---------
      Total other income ........,,,,.......................................           11,763             7,763             3,942
                                                                                    ---------         ---------         ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES ...................................................          (10,310)            9,945            (9,724)
PROVISION (BENEFIT) FOR INCOME TAXES .......................................           27,698             4,442            (3,961)
                                                                                    ---------         ---------         ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS ...................................          (38,008)            5,503            (5,763)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (net of income tax) .............         (232,478)            8,599          (122,765)
                                                                                    ---------         ---------         ---------
NET INCOME (LOSS) ..........................................................        $(270,486)        $  14,102         $(128,528)
                                                                                    =========         =========         =========

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Income (loss) from continuing operations ...................................        $   (0.59)        $    0.09         $   (0.09)
Discontinued operations ....................................................            (3.58)             0.13             (1.98)
                                                                                    ---------         ---------         ---------
Net income (loss) per weighted average common share ........................        $   (4.17)        $    0.22         $   (2.07)
                                                                                    =========         =========         =========

INCOME (LOSS) PER COMMON SHARE--ASSUMING DILUTION:
Income (loss) from continuing operations ...................................        $   (0.59)        $    0.08         $   (0.09)
Discontinued operations ....................................................            (3.58)             0.13             (1.98)
                                                                                    ---------         ---------         ---------
Net income (loss) per common share--assuming dilution ......................        $   (4.17)        $    0.21         $   (2.07)
                                                                                    =========         =========         =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                                      Accumulated
                                                   Common Stock                         Retained        Other          Total
                                                -------------------    Contributed      Earnings     Comprehensive Stockholders'
                                                Shares       Amount      Capital        (Deficit)       Income         Equity
                                                ------       ------    -----------      ---------    ------------- -------------
Balances, January 1, 1999 ................      62,064       $1,241      $343,251       $ 117,661       $    --      $ 462,153
Net loss .................................                                               (128,528)                    (128,528)
Shares issued for ESP Plan and option
  exercises ..............................         366            7         1,717                                        1,724
Tax benefit of stock options exercised ...                                    129                                          129
                                                ------       ------      --------       ---------       -------      ---------
Balances, December 31, 1999 ..............      62,430        1,248       345,097         (10,867)           --        335,478
Net income ...............................                                                 14,102                       14,102
Other Comprehensive Income:
  Net unrealized gain on
  securities available-for-sale,
  net of tax .............................                                                                7,223          7,223
                                                                                                                     ---------
Comprehensive Income .....................                                                                              21,325
Shares issued for ESP Plan and option
  exercises ..............................       2,028           40        14,124                                       14,164
Repurchase of common stock ...............         (12)          --           (40)                                         (40)
                                                ------       ------      --------       ---------       -------      ---------
Balances, December 31, 2000 ..............      64,446        1,288       359,181           3,235         7,223        370,927
Net loss .................................                                               (270,486)                    (270,486)
Other Comprehensive Loss:
  Adjustment to unrealized gain on
     securities available-for-sale,
     net of tax ..........................                                                               (6,592)        (6,592)
                                                                                                                     ---------
Comprehensive loss .......................                                                                            (277,078)
Shares issued for ESP Plan and option
  exercises ..............................         632           13         1,250                                        1,263
Repurchase of common stock ...............        (106)          (2)          (83)                                         (85)
Stock compensation expense ...............                                    663                                          663
                                                ------       ------      --------       ---------       -------      ---------
Balances, December 31, 2001 ..............      64,972       $1,299      $361,011       $(267,251)      $   631      $  95,690
                                                ======       ======      ========       =========       =======      =========

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Year Ended December 31,
                                                                      ---------------------------------------------
                                                                           2001              2000            1999
                                                                      ---------         ---------         ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................        $(270,486)        $  14,102         $(128,528)
  Adjustments to reconcile net income to net cash provided
      by operating activities:
    Depreciation and amortization ............................           11,579            20,461            30,948
    Changes in deferred income taxes .........................           57,435             3,118           (36,757)
    Net realizable value adjustment and (gain) loss on
       disposal of property, plant and equipment .............           45,188              (275)            3,473
    Loss on disposal of microwave communication business .....               --                --             3,235
    Adjustment to loss on sale of network management
       business ..............................................              (94)             (524)             (554)
    Write-off of goodwill and other intangibles ..............           45,311                --            50,919
    Tax benefit of stock options exercised ...................               --                --               129
    Write-off of uncollectible subordinated notes ............               --                --             8,172
    Gain on sale of available-for-sale securities ............          (13,961)           (1,142)               --
    Permanent impairment of available-for-sale securities ....            2,067                --                --
    Stock compensation expense ...............................              663                --                --
  Changes in operating assets and liabilities, net of
        effects of business dispositions and acquisitions:
       Restricted cash .......................................           11,666            (6,538)          (10,355)
       Accounts receivable ...................................           76,090            (5,751)           58,295
       Notes receivable ......................................           10,981               131            59,744
       Inventories ...........................................           31,654           (11,974)           14,174
       Prepaids and other current assets .....................            4,187            (1,928)            1,492
       Other assets ..........................................            1,077            (3,277)              885
       Accounts payable ......................................          (18,421)            7,036           (11,681)
       Accrued liabilities ...................................           25,809            (7,542)          (17,591)
       Other liabilities .....................................            1,025              (672)              180
                                                                      ---------         ---------         ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES ..................           21,770             5,225            26,180
                                                                      ---------         ---------         ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment .................          (21,163)          (19,303)          (10,872)
  Proceeds from sale of building and equipment ...............              237               250             6,210
  Proceeds from subordinated notes ...........................               --                --             2,145
  Investments in available-for-sale securities ...............               --            (2,650)               --
  Proceeds from sale of available-for-sale securities ........           15,261               707                --
  Net proceeds from sale of microwave communication
      business ...............................................               --                --            35,843
                                                                      ---------         ---------         ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........           (5,665)          (20,996)           33,326
                                                                      ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock .....................................            1,263            14,164             1,724
Purchase of treasury stock ...................................              (85)              (40)               --
                                                                      ---------         ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................            1,178            14,124             1,724
                                                                      ---------         ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS ................................................           17,283            (1,647)           61,230
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............           71,866            73,513            12,283
                                                                      ---------         ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................          $89,149           $71,866           $73,513
                                                                      =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
  Interest ...................................................          $   131           $    61           $   388
  Income taxes ...............................................            1,665             2,922             3,824

                 See notes to consolidated financial statements.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Glenayre Technologies, Inc. and subsidiaries ("Glenayre or the Company") is a provider of Enhanced Services and Unified Communications solutions for service providers including wireless, fixed network, ISP and broadband. Glenayre systems allow users to manage voice, fax and e-mail messages in a single, centralized mailbox and are designed on open platforms with a standards-based architecture supporting IP and traditional telephony networks for the evolution from 2G to 2.5G and 3G services. Glenayre is headquartered in Atlanta, Georgia.

Prior to June 2001, the Company's operations also included its Wireless Messaging (Paging) business. In May 2001, the Company began exiting the Wireless Messaging/Paging business and as a result the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter of 2001. The operating results of the Wireless Messaging (Paging) segment are reported as discontinued operations in the accompanying financial statements (see "Note 2").

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

Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These investments generally consist of high-grade commercial paper, bank certificates of deposit, Treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities.

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

Restricted cash at December 31, 2001 consisted of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts of $2.5 million and $3.6 million at December 31, 2001 and 2000, respectively.

Inventories

Inventories are valued at the lower of average cost or market.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Property, Plant and Equipment

Property, plant and equipment, including internally developed software, are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-7 years; internally developed software, 5-10 years).

Goodwill

Goodwill represents the excess of cost over assigned fair market value of net assets acquired. Goodwill at December 31, 2000, net of accumulated amortization of $21.9 million, was associated with the Wireless Messaging/Paging segment and was written-off in 2001 in the loss on disposal of the segment (see "Note 2").

Available-for-Sale Securities

The Company's marketable securities are classified as available-for-sale and recorded at current market value. Net unrealized gains and losses on marketable securities available-for-sale are recorded to stockholders' equity as a component of Other Comprehensive Income, net of tax. Any realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a separate component of Other Income (Expense) in the Company's Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition

The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," and with Statement of Position 97-2, "Software Revenue Recognition," and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and collection of the resulting receivable is deemed probable by the Company. Certain products sold by the Company, have operating software imbedded in the configuration of the system. This operating software is incidental to the product as a whole. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

The Company recognizes service revenues from installation and repair services based on a standard price list in effect when such services are provided to customers. Installation is not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products. Revenues derived from contractual postcontract support services are recognized ratably over the contract support period.

Significant Customers

During 2001, Nextel Communications("Nextel"), Nortel Networks ("Nortel"), an OEM partner, Verizon Wireless and Cricket Communications individually accounted for approximately 24%, 18%, 13% and 8%, respectively, of the Company's total revenue from continuing operations. Nortel sells the Company's products to several end user customers including Voice Stream whose purchases of Glenayre's products from Nortel represented approximately 14% of the Company's total revenues in 2001. In 2000, Nortel and Nextel individually accounted for approximately 17% and 14%, respectively, of the Company's total revenue from continuing operations. Nextel, Nokia Telecommunications ("Nokia"), an OEM partner, and KPN Telecom each individually accounted for approximately 11% of the Company's total revenue

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

from continuing operations in 1999. Nokia sells the Company's products to several end user customers. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company's business, financial condition or results of operations.

Software Costs

Product related computer software development costs are expensed as incurred. Such costs are required to be expensed until the point of technological feasibility is established. Costs which may otherwise be capitalized after such point are generally not significant and are therefore expensed as incurred.

Internal Use Software Development Costs

The Company capitalizes the cost associated with the internal development of major business process application software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal use. The Company expenses preliminary project assessment, research and development, re-engineering and application maintenance costs.

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and provision for estimated warranty costs is recorded at the time of sale.

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

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximate their respective fair values.

Impact of Recently Issued Accounting Standards

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which as required, was adopted by the Company effective January 1, 2001. Because of the Company's minimal use of derivatives, the adoption of this new Statement did not affect earnings or the financial position of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

2. DISCONTINUED OPERATIONS

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Platform and Unified Communications systems business segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company's consolidated balance sheet as of December 31, 2001. The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, will cease by May 2002.

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. MUX marketed products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX have been included in the discontinued operations for the year ended December 31, 1999 in the consolidated statements of operations. Additionally, the Company is contingently liable for MUX's building lease payments. The maximum contingent liability as of December 31, 2001 for these obligations is approximately $2.8 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling its shares of MUX (see Note 5).

Results for discontinued operations consist of the following:

                                                            2001              2000               1999
                                                          ---------         ---------         ---------
Net sales ........................................        $  43,723         $ 129,223         $ 153,913

Loss from discontinued operations:
Gain (loss) from operations before income taxes ..          (46,232)            8,830          (164,771)
Benefit (provision) for income taxes .............             (583)             (231)           42,006
                                                          ---------         ---------         ---------
Net income (loss) from operations ................          (46,815)            8,599          (122,765)
Loss on disposal before income taxes .............         (156,392)               --                --
Provision for income taxes .......................          (29,271)               --                --
                                                          ---------         ---------         ---------
Net loss on disposal of discontinued operations ..         (185,663)               --                --
                                                          ---------         ---------         ---------
Net income (loss) from discontinued operations ...        $(232,478)        $   8,599         $(122,765)
                                                          =========         =========         =========

The loss from discontinued operations consists of (i) operating losses incurred in the Wireless Messaging (Paging) segment for the years ended December 31, 2001, 2000 and 1999 adjusted for cash received from Wireless Messaging (Paging) trade receivables previously reserved and (ii) an estimated loss on disposal of the segment which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment,
(iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) a valuation allowance for related deferred tax assets. The results for 2000 were impacted by $10.9 million in net proceeds received from a WAI escrow settlement agreement (see Note 13).

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

At December 31, 2001 a detailed review was performed of the estimated asset values and liabilities and future commitments related to the discontinued operations. The adjustments to the original estimates made at May 23, 2001 were additional write-downs of the Vancouver and Singapore facilities offset by better than anticipated revenues, favorable negotiation of inventory purchase commitments and sale of intellectual property for a net reduction in the loss on disposal of $408,000.

3. INVENTORIES

Inventories related to the Company's continuing operations at December 31, 2001 and 2000 consist of:

                                   2001           2000
                                 -------        -------
Raw materials ................   $ 5,094        $ 8,550
Work in process ..............     1,627          4,120
Finished goods ...............     1,447          1,447
                                 -------        -------
                                 $ 8,168        $14,117
                                 =======        =======

4. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment related to the Company's continuing operations at December 31, 2001 and 2000 consist of:

                                                  2001             2000
                                                --------         --------
Land ...................................        $    676         $    976
Buildings ..............................           6,184            9,059
Equipment ..............................          62,804           55,519
Leasehold improvements .................             424            1,142
                                                --------         --------
                                                  70,088           66,696
Less: Accumulated depreciation .........         (34,500)         (30,850)
                                                --------         --------
                                                $ 35,588         $ 35,846
                                                ========         ========

During 2001, the Company recorded $2.9 million in impairment charges of long-lived assets. During the second quarter of 2001, the Company recorded a $1,760,000 charge related to assets associated with the phase out of the prepaid product line (see Note 8). During the fourth quarter of 2001, the Company recorded an impairment charge of $525,000 related to the write-down to fair value less cost to sell of its held for sale building in Quincy, Illinois. The facility was sold in January 2002 (see Note 18). The Company also recorded an impairment charge of $640,000 related to certain capital assets that were deemed to have no future economic benefit.

5. OTHER ASSETS

Included in Other Assets is the Company's remaining investment in MUX (see Note
2). During the third quarter of 2000, MUX successfully completed its initial public offering. During 2001 and 2000, the Company sold 1.8 million and 152,000 shares of MUX for pre-tax gains of $14.0 million and $1.1 million, respectively. As of December 31, 2001, the market value of the Company's remaining interest in MUX has appreciated. Accordingly, the Company has recorded an unrealized holding gain of approximately $631,000 in 2001 on this available-for-sale security.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


On June 30, 2000 as part of the Company's strategy to expand into new markets for its Enhanced Services platform business the Company entered into a stock purchase agreement with Multi-Link Telecommunications, Inc. ("Multi-Link"), a Colorado corporation, and a shareholder, to acquire in the aggregate 264,439 shares of common stock for $2.1 million representing approximately 6.5% ownership in Multi-Link. The Company also acquired warrants to purchase 100,000 shares of Multi-Link common stock. The Company recorded the purchase, which occurred on July 3, 2000, as an investment in available-for-sale securities. As of December 31, 2000, the market value of Multi-Link common stock had decreased. As a result, the Company recorded an unrealized holding loss of approximately $600,000, net of a tax benefit of $370,000. As of December 31, 2001, the Company has deemed this security permanently impaired and has recorded a realized holding loss of approximately $2.0 million on this available-for-sale security.

                                                                         Available-For-Sale Securities
                                                                ------------------------------------------------
                                                                               Gross        Gross
                                                                            Unrealized    Unrealized    Estimated
                                                                 Cost          Gains        Losses     Fair Value
                                                                ------      ----------    ----------   ----------
Marketable equity securities as of December 31, 2001 ...        $  184        $   631        $ --        $   815
Marketable equity securities as of December 31, 2000 ...        $3,634        $11,578        $976        $14,236

6. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2001 and 2000 consist of:

                                         2001            2000
                                       --------        --------
Accrued project  costs ........        $     --        $  4,362
Accrued warranty costs ........           2.383           4,237
Accrued payroll costs .........           6,319          13,601
Accrued restructuring costs ...           4,539             180
Accrued income taxes ..........           6,772           6,596
Other accruals ................           8,653          14,389
                                       --------        --------
                                       $ 28,666        $ 43,365
                                       ========        ========

7. INCOME TAXES

The Company's income tax provision for continuing operations consists of the following:

                                                                          2001            2000          1999
                                                                         -------         ------        -------
Current provision:
   United States Federal ........................................        $    --         $   --        $    --
   Charge equivalent to tax benefit of stock option exercises ...             --             --             11
   Foreign ......................................................            (48)           447            719
   State and local ..............................................             --             --             --
                                                                         -------         ------        -------
     Total current ..............................................            (48)           447            730
                                                                         -------         ------        -------
Deferred:
   Primarily United States federal and state ....................         (5,435)         3,315         (4,603)
   Adjustment to federal net operating loss carryforward ........             --             --             --
   Adjustment to state net operating loss carryforward ..........             --             --             --

   Adjustment to valuation allowance ............................         33,181            680            (88)
                                                                         -------         ------        -------
     Total deferred .............................................         27,746          3,995         (4,691)
                                                                         -------         ------        -------
Total provision (benefit) .......................................        $27,698         $4,442        $(3,961)
                                                                         =======         ======        =======


                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

The sources of income (loss) from continuing operations before income taxes are presented as follows:

                              2001             2000            1999
                            --------         -------         --------
United States ......        $(15,792)        $ 8,931         $(12,562)
Foreign ............           5,482           1,014            2,838
                            --------         -------         --------
                            $(10,310)        $ 9,945         $ (9,724)
                            ========         =======         ========

The consolidated income tax provision was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

                                                                         2001            2000            1999
                                                                       --------         -------         -------
Income tax provision at U.S. statutory rate ...................        $ (3,609)        $ 3,481         $(3,403)
Increase (reduction) in valuation allowance ...................          33,181             680             (88)
Deemed dividend of foreign earnings ...........................              --             100              --
Repatriation of foreign earnings of merged subsidiary .........              --              --             270
Foreign taxes at rates other than U.S. statutory rate .........          (1,967)            (35)           (274)
U.S. research and experimentation credits .....................              --            (329)           (165)
State taxes (net of federal benefit) ..........................              --             310            (346)
Other non-deductibles .........................................              93             235              45
                                                                       --------         -------         -------
Income tax provision (benefit) ................................        $ 27,698         $ 4,442         $(3,961)
                                                                       ========         =======         =======

The tax effect of temporary differences and net operating loss carryforwards ("NOLs") that gave rise to the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                      2001             2000
                                                    --------         --------
Assets:
  U.S. net operating loss carryforwards ....        $ 73,018         $ 40,262
  State net operating loss carryforwards ...          11,877            7,201
  Other ....................................          58,142           36,882
                                                    --------         --------
                                                     143,037           84,345

  Less: Valuation allowance ................        (132,051)         (16,067)
                                                    --------         --------
                                                      10,986           68,278

Liabilities ................................         (10,986)         (14,221)
                                                    --------         --------
Deferred tax asset, net ....................        $     --         $ 54,057
                                                    ========         ========

At December 31, 2001, the Company has a net deferred tax asset of $132.1 million that is fully reserved by a valuation allowance. Components of the net deferred tax asset include other deferred tax assets for 2001 and 2000 that primarily

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

reflect reserves not yet deducted for tax purposes of $46 million and $27 million, respectively, and research and experimentation credit carry-forwards of $6 million. Deferred tax liabilities for 2001 and 2000 are mainly comprised of accelerated depreciation of $10 million and $7.9 million, respectively, and unrealized gains from available-for-sale investments of $0.2 million at December 31, 2001 and $3.4 million at December 31, 2000.

The increase in the valuation allowance of $116.0 million during the year ended December 31, 2001 is related primarily to the Company's restructuring and that its remaining restructured business does not provide a historical basis for projecting future taxable income. The Company has assessed the realizability of the net deferred asset at December 31, 2001 and determined due to the significant net operating losses that the entire amount should be reserved.

At December 31, 2001 and December 31, 2000, the Company has U.S. NOLs of $208 million and $133 million, respectively, which expire beginning in 2005. At December 31, 2001, of the $208 million of U.S. NOLs, $75 million were generated in 2001, $51 million were generated in 2000, and $49 million were generated prior to 2000. The remaining $33 million of U.S. NOLs at both December 31, 2001 and December 31, 2000, are related to the 1997 acquisitions of ODC and WAI. However, the Company's ability to offset future income with WAI's acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the "Code"). These restrictions limit the Company's future use of the NOLs.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $2.8 million at December 31, 2001. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carry-forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $200,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2001.

8. BUSINESS RESTRUCTURING OF CONTINUING OPERATIONS

In connection with the Company's decisions to phase out its prepaid product line and relocate the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, during the second quarter 2001, the Company recorded pre-tax restructuring charges of approximately $11.2 million. As a result of these restructuring activities, the Company anticipated a reduction of approximately 160 positions impacting several functional areas of the Company and expensed approximately $4.0 million for employee severance and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $3.3 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company's decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with impairment of long-lived assets. The impairment charge is classified as loss on disposal of assets in the Company's Consolidated Statements of Operations for the year ended December 31, 2001.

Additionally, during the third quarter 2001, the Company recorded restructuring expenses of approximately $1.1 million for employee severance and outplacement services resulting from a further reduction of 60 positions. The Company also expensed approximately $330,000 for retention bonuses earned primarily related to the positions eliminated during the second quarter 2001. During the fourth quarter 2001, the Company received payment of $1.1 million related to a trade receivable previously reserved during the second quarter 2001.

The consolidation and exit process for all of these above facilities was substantially completed during the fourth quarter 2001. Payments related to severance, retention bonuses and outplacement services, and consolidation and exit costs were approximately $3.0 million and $2.3 million, respectively, as of December 31, 2001. The reserve balance for this restructuring was approximately $6.3 million at December 31, 2001. Management believes the remaining reserves for this business restructuring will be adequate to complete this plan.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

During 1999 the Company recorded a pre-tax charge of approximately $1.1 million related to a 27% reduction in the Company's workforce. The continuing operations portion of this reduction was related to the corporate office staff in Charlotte, North Carolina. Furthermore, the Company recorded a pre-tax charge of $761,000 related to the sale of the Charlotte corporate office and the write-off of certain related assets. Additionally, during 1999, the Company reversed approximately $60,000 of accrued severance benefits related to this reduction of the Company's workforce.

The following is a summary of activity in the 2001, 2000 and 1999 restructuring reserves:

                                                  Severance and    Lease Cancellation
                                                    Benefits       and Other Exit Costs      Total
                                                  --------------   --------------------     ---------
Balance at January 1, 1999 .............            $     --            $     --            $      --
Expense accrued ........................               1,417                 761                2,178
Expenditures ...........................                (313)               (466)                (779)
Change in estimate .....................                 (60)               (295)                (355)
                                                    --------            --------            ---------
Balance at December 31, 1999 ...........               1,044                  --                1,044
Expense accrued ........................                   6                  --                    6
Expenditures ...........................              (1,018)                 --               (1,018)
                                                    --------            --------            ---------
Balance at December 31, 2000 ...........                  32                  --                   32
Expense accrued ........................               5,447               6,099               11,546
Expenditures ...........................              (2,979)             (2,282)              (5,261)
                                                    --------            --------            ---------
Balance at December 31, 2001 ...........            $  2,500            $  3,817            $   6,317
                                                    ========            ========            =========

9. SEGMENT REPORTING

In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Wireless Messaging (Paging) segment, the Company currently operates in one business segment, the Enhanced Services and Unified Communications segment, its "Continuing Operations."

The following geographic area data represents property, plant and equipment by location and total revenues based on product shipment destination related to the Company's continuing operations.

                                                         As of December 31,
                                                    ----------------------------
PROPERTY, PLANT AND EQUIPMENT:                        2001                2000
------------------------------                      --------            --------
United States ..........................            $ 33,435            $ 32,204
Canada .................................                 755                 906
Asia ...................................                 441                 631
China ..................................                 316               1,125
Europe, Middle East and Africa .........                 413                 609
Latin America ..........................                 228                 371
                                                    --------            --------
Total ..................................            $ 35,588            $ 35,846
                                                    ========            ========


                                                                  For the years ended
                                                    --------------------------------------------------
TOTAL REVENUES                                        2001                2000                 1999
---------------                                     --------            --------            ---------
United States ..........................            $ 79,106            $ 87,074            $  44,565
Canada .................................                 679               6,058                2,652
Asia ...................................               2,252               7,825                2,846
China ..................................                 396               1,120                3,228
Europe, Middle East and Africa .........               8,234              12,646               23,388
Latin America ..........................               6,834               7,639                7,497
                                                    --------            --------            ---------
Total ..................................            $ 97,501            $122,362            $  84,176
                                                    ========            ========            =========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

10. OPERATING LEASE COMMITMENTS

The Company leases office facilities and various equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) related to its continuing operations for calendar years subsequent to December 31, 2001 are as follows:

                  2002.............................     $2,515
                  2003.............................      1,809
                  2004.............................      1,241
                  2005.............................        889
                  2006.............................        765
                  Thereafter.......................         --

Rent expense for continuing operations amounted to approximately $1.0 million, $1.2 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

11. EMPLOYEE BENEFIT PLANS

    (a)   Postretirement Health Care Benefits

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company's policy is to fund benefits as they become due.

The actuarial present value of accumulated postretirement benefit obligations at December 31, 2001 and 2000 is as follows:

                                                                                             2001                2000
                                                                                           --------            --------
         Retirees .............................................................            $  1,006            $  1,259
         Fully eligible plan participants .....................................                  23                 192
         Other active plan participants .......................................                 166               1,123
                                                                                           --------            --------
         Accumulated postretirement benefit obligation ........................               1,195               2,574
         Unrecognized loss (gain) .............................................               1,478                (226)
         Unrecognized transition obligation ...................................                (560)               (611)
                                                                                           --------            --------
         Postretirement benefit liability recognized in balance sheet .........            $  2,113            $  1,737
                                                                                           ========            ========

The change in Accumulated Postretirement Benefit Obligation ("APBO") from year to year is as follows:

                                                                                             2001                2000
                                                                                           --------            --------
         APBO at the beginning of the year ....................................            $  2,574            $  2,179
         Service cost .........................................................                 269                 229
         Interest cost ........................................................                 195                 165
         Actuarial (gain) loss ................................................              (1,704)                185
         Plan participants contributions ......................................                  62                  48
         Benefits paid ........................................................                (201)               (232)
                                                                                           --------            --------
         APBO at the end of the year ..........................................            $  1,195            $  2,574
                                                                                           ========            ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Net postretirement benefit costs for the years ended December 31, 2001, 2000 and 1999 consist of the following components:

                                                                                  2001                2000                1999
                                                                                 ------              ------              ------
         Service cost ....................................................       $  269              $  229              $  261
         Interest cost on APBO ...........................................          195                 165                 143
         Amortization of transition obligation ...........................           51                  51                  51
         Curtailment gain ................................................           --                  --                (352)
                                                                                 ------              ------              ------
                                                                                 $  515              $  445              $  103
                                                                                 ======              ======              ======

The curtailment gain of $352,000 in 1999 was a result of the sale of Western Multiplex. The assumed discount rate utilized was 7.0%. The assumed health care trend rate in measuring the accumulated postretirement benefit obligation as of December 31, 2001 was varied between non-Medicare and Medicare eligible retirees. For non-Medicare eligible retirees the 2001 trend rate is 12.5%, decreasing linearly to 4.5% in 2012, after which it remains constant. For Medicare retirees, the 2001 trend rate is 14.0% decreasing linearly to 4.5% in 2014, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2001 and the 2001 aggregate interest and service cost by approximately 7.3% and 15.7%, respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2001 and the 2001 aggregate interest and service cost by approximately 6.6% and 13.1%, respectively. The assumed discount rate used in determining the APBO at December 31, 2001 and 2000 was 7.00% and 7.75%, respectively.

    (b)  Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company's contributions under these plans for the Company's continuing operations amounted to approximately $1.2 million, $1.0 million and $917,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

12. LOSS (ADJUSTMENT TO LOSS) ON SALE OF BUSINESS

On January 9, 1997, the Company completed the acquisition of CNET, Inc. ("CNET"), located in Plano, Texas. CNET developed and provided integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. In December 1998, in response to significant adverse changes in the market size for CNET's existing products, the Company sold its network management business. At the time of sale, the network management business had net assets of approximately $5.2 million. A loss on disposal of $7.9 million was reported in income from continuing operations before income taxes in connection with the sale for the year ended December 31, 1998. Included in the loss on sale were accrued facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2001, 2000 and 1999, the Company reversed approximately $94,000, $524,000 and $554,000, respectively, of these accrued expenses previously included in the $7.9 million loss on sale of the Company's network management business. These changes in estimates were primarily related to specific transition costs in the sale agreement and facility closing costs, which will not be incurred by the Company.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

13. WRITE-OFF OF GOODWILL AND OTHER INTANGIBLES AND ESCROW SETTLEMENTS

    (a) Open Development Corporation

On October 15, 1997, the Company completed the acquisition of Open Development Corporation ("ODC") located in Norwood, Massachusetts. ODC was a developer of database management platforms and products for telecommunications providers. Actual 1998 revenue and earnings from ODC's products were significantly lower than anticipated at the date of acquisition, which significantly impacted the Company's 1998 results. These lower than anticipated results were primarily attributed to a strategic change in market strategy during 1998 for ODC's products. This strategic change was from a multiple market approach for the prepaid wireless, prepaid wireline, and postpaid calling markets to a single market approach focused solely on the prepaid wireless market, thus eliminating two markets in which the products were expected to be sold. Operating projections prepared prior to the acquisition included revenue related to all three of these markets. Management believed that its future concentration for the ODC products would continue to be primarily in the prepaid wireless market. Given this strategic change, the Company concluded that the future forecasted results for the ODC products would be significantly less than had been anticipated at the time of the Company's acquisition of ODC. After making this change, the Company evaluated the ongoing value of the noncurrent assets of ODC. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of $30.9 million were impaired and wrote them down by $26.7 million in 1998 to their fair value. Fair value was based on estimated future discounted cash flows to be generated by ODC. The ODC Norwood, Massachusetts operating facility was closed in the first quarter 1999 with research and development and administrative functions relocating to the Company's Atlanta facility.

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

    (b) Wireless Access, Inc.

On November 3, 1997, the Company completed the acquisition of Wireless Access, Inc. ("WAI"), located in Santa Clara, California. WAI developed and marketed two-way wireless messaging devices.

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

Given this strategic change, the Company concluded that the future forecasted results for the acquired WAI products would be significantly less than had been anticipated at the time of the Company's acquisition of WAI. As a result of this strategic change, the WAI workforce was significantly decreased and future WAI requirements for sales and

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

engineering development were expected to be contracted from elsewhere within the Company. After making these changes, the Company evaluated the ongoing value of the non-current assets of WAI. Based on this evaluation, the Company determined that assets, principally goodwill and other intangibles, with a carrying value of approximately $51 million at September 30, 1999 were impaired and wrote them down by the remaining balance. Fair value was based on estimates of discounted future cash flows to be generated by the acquired WAI products.

During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement ("the Agreement") between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any indemnity and representation and warranty claims that the Company might have. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured to certain specifications in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and product specifications. In February 1999, the Company made a claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In January 2000, the representative of the former shareholders of WAI filed an answering statement to this claim denying the allegations of the Company and asserting that the former shareholders of WAI were entitled to all funds accumulated in the escrow. In August 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company's discontinued operations for the year ended December 31, 2000 (see Note 2). Additionally, the settlement agreement released all claims by both parties to the Agreement.

14. STOCKHOLDERS' EQUITY

    (a) Stock Option Plans

The Company maintains two stock option plans (the "1996 Plan" and the "1991 Plan") which were approved by the stockholders, are administered by a committee of the Board of Directors (the "Plan Committee") and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans, as amended, authorize the grant of up to 7,650,000 and 11,475,000 shares, respectively, of the Company's common stock to directors, officers and key employees. Options granted have an option price of the fair market value of the Company's common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.

In April 2001, the Plan Committee extended the expiration date of 796,875 vested options held by the Chairman of the Company from May 14, 2001 to May 14, 2006. In connection with the extension, the Company recognized compensation expense of $663,000.

Activity and price information regarding the Company's stock option plans is summarized as follows:

                                                                                                           Weighted Average
                                                                        Shares             Price Range          Price
                                                                       -------            -------------    ----------------
         Outstanding, January 1, 1999 .....................              7,362            $0.17--43.59
         Granted ..........................................              2,093             2.94--15.25
         Exercised ........................................               (366)            0.17--10.82
         Canceled .........................................             (2,008)            1.13--35.83
                                                                      --------
         Outstanding, December 31, 1999 ...................              7,081             0.40--43.59
         Granted ..........................................              2,434             3.54--19.88
         Exercised ........................................             (1,667)            0.40--17.13
         Canceled .........................................               (933)            1.27--43.59
                                                                      --------
         Outstanding, December 31, 2000 ...................              6,915             1.13--43.59            $8.32
         Granted ..........................................              3,098             0.61--4.56              1.30
         Exercised ........................................                (88)            1.27--3.44              1.44
         Canceled .........................................             (2,905)            0.80--19.88             8.61
                                                                      --------
         Outstanding, December 31, 2001 ...................              7,020             0.61--43.59             5.19
                                                                      ========

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Of the outstanding options under the Company's stock option plans at December 31, 2001, approximately 3,682,000 are currently exercisable. Approximately 1.2 million shares (all under the 1996 Plan) are available for grant as of December 31, 2001. The weighted-average exercise price for the currently exercisable options at December 31, 2001 is $7.40. The weighted average remaining contractual life of options outstanding is approximately 7.2 years.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2001:

                                                      Options Outstanding                             Options Exercisable
                                           ------------------------------------------------      -----------------------------
                                                        Weighted Average
                                                            Remaining      Weighted Average                  Weighted  Average
Ranges of Exercise Prices                  Shares        Life in Years     Exercise Price        Shares       Exercise Price
-------------------------                  ------       ----------------   ----------------      ------      -----------------
$0.61 to $0.80 ...............             2,173               9.6            $ 0.79                50            $ 0.80
$1.13 to $2.02 ...............             1,245               4.1            $ 1.27             1,116            $ 1.27
$2.16 to $8.25 ...............             2,018               7.8            $ 4.37             1,156            $ 4.04
$9.00 to $14.75 ..............               814               5.5            $ 9.79               697            $ 9.60
$15.25 to $43.59 .............               770               6.2            $21.17               663            $21.76

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average fair value per share of stock based compensation issued during 2001, 2000 and 1999 was $0.84, $6.94 and $1.71, respectively. As a result of the significant number of employee terminations resulting from the 2001 restructuring activities, a credit to the stock based compensation expense was included in the 2001 expense incurred related to these employees in prior years. The compensation before adjustments is $0.10 per share.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                                          2001                2000                 1999
                                                                       ------------       ------------         ------------
         Expected Life in Years ...........................              1 to 4              1 to 4               1 to 4
         Risk Free Interest Rate ..........................            2.2% to 5.1%       5.8% to 6.1%         5.8% to 6.1%
         Volatility .......................................                1.15               1.03                  .72
         Dividend Yield ...................................                 --                 --                    --

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                2001              2000              1999
                                                                             --------           -------          ---------
          Pro forma loss from continuing operations...................       $(39,622)          $(2,149)         $(130,451)

          Pro forma loss from continuing operations per share:
             Loss per weighted average common share..................           (0.61)            (0.04)             (2.10)
             Loss per common share - assuming dilution...............           (0.61)            (0.04)             (2.10)

Contributed capital was increased $129,000 in 1999 which represents the income tax benefits the Company realized in 1999 from stock options exercised.

    (b)  Employee Stock Purchase Plan

In 1993, the Company established the Glenayre Technologies, Inc. Employee Stock Purchase Plan (the "ESP Plan"). Under the ESP Plan, 2,006,250 shares of common stock are authorized for issuance. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The price for common stock to be offered under the ESP Plan for all six-month periods prior to August 1, 2001 was equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. Effective August 1, 2001, for six-month periods beginning August 1, 2001 and subsequent, the calculation of the price for common stock was amended by the Company's board of directors to be 85% of the lower of the closing price on the first day of the period, February 1 or August 1, or last day of the period, July 31 or January 31. For the February 1, 2002 to July 31, 2002 period, the stock purchase price will be the lower of $1.45 or 85% of the closing market price of the common stock on July 31, 2002. As of December 31, 2001, 1,307,560 shares had been issued at a purchase prices ranging from $0.80 to $37.94 with 698,690 shares reserved under the ESP Plan.

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     (c)  Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

                                                                                        2001            2000           1999
                                                                                      ---------      ---------       --------

          Numerator:
              Income (loss) from continuing operations ...................            $ (38,008)     $   5,503       $ (5,763)
          Denominator:
              Denominator for basic income (loss) per share -
                weighted average shares ..................................               64,802         64,087         62,182
              Effect of dilutive securities:
                stock options ............................................                   --          2,879             --
                                                                                      ---------      ---------       --------
              Denominator for diluted income (loss) per share-adjusted
                weighted average shares and assumed conversions ..........               64,802         66,966         62,182
                                                                                      =========      =========       ========
          Income (loss) from continuing operations per weighted
              average common share........................................            $   (0.59)     $    0.09       $  (0.09)
                                                                                      =========      =========       ========
          Income (loss)  from continuing operations per common share -
               assuming dilution .........................................            $   (0.59)     $    0.08       $  (0.09)
                                                                                      =========      =========       ========

     (d)  Stock Repurchase Programs

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company's common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company's outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2001 and 2000, the Company repurchased 105,900 and 12,500 shares at a total cost of approximately $85,000 and $40,000, respectively.

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

The Amendments provide that, instead of the 15% beneficial ownership level described above, SWIB's beneficial ownership level will be 20% through June 15, 2001 and, after that date, will be reduced to (i) 16% if SWIB does not beneficially own 16% or more of Glenayre's outstanding common stock on June 15, 2001 or (ii) if SWIB beneficially owns 16% or more of Glenayre's outstanding common stock at the close of business on June 15, 2001, the next highest whole percentage in excess of the percentage of Glenayre's outstanding common stock then beneficially owned by SWIB, not exceeding 20%. At the close of business on December 31, 2001, SWIB owned approximately 19.5%.

The Rights will expire on May 21, 2007, unless redeemed earlier.

15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company issues bid and performance letters of credit which in the aggregate amounted to approximately $5.2 million and $16.3 million as of December 31, 2001 and 2000, respectively. The fair value of these letters of credit is estimated to be the same as the contract values based on the nature of the fee arrangements with the issuing banks.

At December 31, 2001, the Company has approximately $1.8 million of outstanding purchase commitments mainly to its suppliers of inventories and has an outstanding contractual commitment to spend an additional $1.8 million to prepare its Vancouver, British Columbia office tower for its anticipated sale.

The Company is, from time to time, involved in various disputes and legal actions related to its business operations. In the opinion of the Company, an adverse resolution of any currently identified claims or actions would not have a material effect on the Company's financial position, future results of operations or cash flows.

16. INTERIM FINANCIAL DATA--UNAUDITED

                                                                                         Quarters Ended
                                                                -----------------------------------------------------------------
                                                                March 31           June 30           Sept. 30            Dec. 31
                                                                ---------         ---------          ---------          ---------
2001 (a)
Total revenues ........................................         $  26,927         $  26,505          $  22,642          $  21,427
Gross profit (exclusive of depreciation and
amortization) .........................................            15,968            14,140             14,113             13,893
  Income (loss) from continuing operations ............             1,166           (37,121)            (1,821)              (232)
Income (loss) from continuing operations per
  weighted average common share .......................              0.02             (0.57)             (0.03)              0.00
Income (loss) from continuing operations per common
  share-assuming dilution .............................              0.02             (0.57)             (0.03)              0.00

2000 (b)
Total revenues ........................................         $  28,165         $  28,925          $  34,519          $  30,753
Gross profit (exclusive of depreciation and
amortization) .........................................            16,930            19,536             21,086             16,781
Income (loss) from continuing operations ..............             2,106             3,107              2,079             (1,789)
Income (loss) from continuing operations per weighted
  average common share ................................               .03               .05                .04               (.03)
Income (loss) from continuing operations per common
  share-assuming dilution .............................               .03               .04                .04               (.03)

                  GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

     (a) The results for the second, third and fourth quarters of 2001 included $11.2 million, $1.1 million and $(1.1) million of restructuring expenses (credits), respectively, in connection with the Company's decision to phase out the prepaid product line and relocate the corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia (see Note 8).

     (b) The results for the fourth quarter of 2000 were impacted by net proceeds of $320,000 received from an escrow settlement between the Company and former ODC shareholders (see Note 13). The results for the third quarter of 2000 reflect a revised presentation as Discontinued Operations of the net proceeds related to $10.9 million received from an escrow settlement between the Company and former WAI shareholders (see Note 13). The amount was reflected as Continuing Operations, "Other Income--Escrow Settlement" in the Company's Form 10-Q for the quarter ended September 30, 2001 for the three and nine month periods ended September 30, 2000.

17.  RELATED PARTY TRANSACTIONS

In September 2001, in connection with the relocation of its President and Chief Executive Officer, the Company loaned the executive $350,000. The promissory note bears interest at 6.75% and requires 11 monthly payments of $2,500 and the balance to be paid on September 25, 2002. The promissory note is secured by the executive's primary residence.

18.  SUBSEQUENT EVENTS

In January 2002, the Company sold its held for sale building located in Quincy, Illinois for cash proceeds of approximately $4.4 million. The Company has entered into a five-year lease with the purchaser for approximately 66,000 square feet of the building. The Company recognized an impairment loss of $525,000 in the fourth quarter of 2001 upon writing the building down to its fair value less cost to sell.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Items 10 through 13 are incorporated herein by reference to the sections captioned "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT," "EXECUTIVE OFFICERS OF THE REGISTRANT," "ELECTION OF DIRECTORS," "COMPENSATION--Compensation of Directors," "COMPENSATION--Executive Compensation," "COMPENSATION--Employment Agreements,"
"COMPENSATION--Compensation Committee Interlocks and Insider Participation," "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A.   INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE


(i)   Financial Statements

                                                                                                      Page
                                                                                                      ----
      Report of Ernst & Young LLP Independent Auditors.............................................    27
      Consolidated Balance Sheets at December 31, 2001 and 2000....................................    28
      Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999...    29
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001,
         2000 and 1999.............................................................................    30
      Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...    31
      Notes to Consolidated Financial Statements...................................................    32

(ii)  Supplemental Schedule:

       (For the years ended December 31, 2001, 2000 and 1999)
       Schedule II - Valuation and Qualifying Accounts.............................................    53

All other schedules are omitted because they are not applicable or not required.

B.   REPORTS ON FORM 8-K

During the three months ended December 31, 2001, the Company did not file any current reports on Form 8-K.

C.       EXHIBITS

Exhibit
Number                                Description
-------                               ------------
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

10.3     Employment Agreement dated July 31, 2001 between the Company and Eric L. Doggett was filed as Exhibit 10.2 to the
         Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001 and is incorporated herein by reference.*

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

10.6     Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the "Ellison
         Agreement")was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), William W. Edwards (dated February 3, 2000) and Kenneth R. Berger
         (dated February 3, 2000) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.7     Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.8     Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 was filed as Exhibit 10.17 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.9     Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.10    Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the
         Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.11    Amendment dated December 18, 1998 to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

21.1     Subsidiaries of the Company is filed herewith.

23.1     Consent of Ernst & Young LLP is filed herewith.

---------------
*Management Contract

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                Column A        Column B        Column C       Column D        Column E
                                                --------        --------        --------       --------        --------
                                                                         Additions
                                                               --------------------------
                                              Balance at       Charged to      Charged to                      Balance at
                                               Beginning        Costs and         Other                          End of
              Description                      of Period        Expenses        Accounts       Deductions        Period
              -----------                     -----------      ----------      ----------      -----------      ---------
 ACCOUNTS RECEIVABLE - ALLOWANCE FOR
 DOUBTFUL ACCOUNTS :
    Year ended December 31, 2001 ........       $  3,639       $  1,935         $     --         $  3,046       $  2,528
    Year ended December 31, 2000 ........          1,655          2,008               --               24          3,639
    Year ended December 31, 1999 ........            913          1,134               --              392          1,655

 NOTES RECEIVABLE - ALLOWANCE FOR
 DOUBTFUL ACCOUNTS:
    Year ended December 31, 2001 ........       $     93       $    220         $     --         $   (231)      $     82
    Year ended December 31, 2000 ........            107            (14)              --               --             93
    Year ended December 31, 1999 ........             29             78               --               --            107

 VALUATION ALLOWANCE ON
 INVENTORIES:
    Year ended December 31, 2001.........       $  1,218       $  4,248         $   (243)        $  1,211       $  4,012
    Year ended December 31, 2000 ........            909            555             (147)              99          1,218
    Year ended December 31, 1999 ........          1,799            882             (447)           1,325            909

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.


                                    GLENAYRE TECHNOLOGIES, INC.



                                    By /s/ Eric L. Doggett
                                    -------------------------------------------
                                       Eric L. Doggett
                                       President, Chief Executive Officer
                                       and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2002:


/s/ Clarke H. Bailey                                /s/ Ramon D. Ardizzone
--------------------------                          ----------------------
Clarke H. Bailey                                    Ramon D. Ardizzone
Chairman of the Board                               Director


                                                    /s/ Donald S. Bates
/s/ Eric L. Doggett                                 -------------------------
--------------------------                          Donald S. Bates
Eric L. Doggett                                     Director
President, Chief Executive Officer
and Director (Principal Executive Officer)
                                                    /s/ Matthew J. Desch
                                                    -------------------------
                                                    Matthew J. Desch
/s/ Debra Ziola                                     Director
--------------------------
Debra Ziola
Senior Vice President,                              /s/ Peter W. Gilson
Chief Accounting Officer and Interim Chief          -------------------------
Financial Officer (Principal Financial Officer      Peter W. Gilson
and Principal Accounting Officer)                   Director


                                                    /s/ John J. Hurley
                                                    -------------------------
                                                    John J. Hurley
                                                    Director


                                                    /s/ Stephen P. Kelbley
                                                    -------------------------
                                                    Stephen P. Kelbley
                                                    Director


                                                    /s/ Horace H. Sibley
                                                    -------------------------
                                                    Horace H. Sibley
                                                    Director


                                                    /s/ Howard W. Speaks, Jr.
                                                    -------------------------
                                                    Howard W. Speaks, Jr.
                                                    Director

C. EXHIBITS

Exhibit
Number                                Description
-------                               -----------
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

10.3     Employment Agreement dated July 31, 2001 between the Company and Eric L. Doggett was filed as Exhibit 10.2 to the
         Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2001 and is incorporated herein by reference.*

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

10.6     Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the "Ellison
         Agreement") was filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), William W. Edwards (dated February 3, 2000) and Kenneth R. Berger
         (dated February 3, 2000) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.7     Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.8     Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 was filed as Exhibit 10.17 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*

10.9     Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant's Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.10    Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the
         Registrant's Form S-8 filed June 16, 1994 and is incorporated herein by reference.*

10.11    Amendment dated December 18, 1998 to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the
         Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*

21.1     Subsidiaries of the Company is filed herewith.

23.1     Consent of Ernst & Young LLP is filed herewith.

---------------
*Management Contract