Form 10-Q
period 2002-03-31
GLENAYRE TECHNOLOGIES INC
filed 2002-05-08
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2002

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                               to

Commission File Number           0-15761

GLENAYRE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0085742

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11360 LAKEFIELD DRIVE, DULUTH, GEORGIA	30097

(Address of principal executive offices)	(Zip Code)

(770) 283-1000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 7, 2002 was 65,280,821 shares.

Glenayre Technologies, Inc. and Subsidiaries

Glenayre Technologies, Inc. and Subsidiaries

Independent Auditors’ Review Report

To the Board of Directors and Stockholders of
Glenayre Technologies, Inc.
Atlanta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2002 and 2001, the condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2002 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Atlanta, Georgia April 22, 2002

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$88,727	$89,149
Short-term investments	5,000	—
Restricted cash	1,717	5,227
Accounts receivable, net	20,150	17,153
Inventories, net	9,114	8,168
Inventories, discontinued operations, net	—	282
Assets held for sale	—	4,350
Prepaid expenses and other current assets	5,611	3,846

Total Current Assets	130,319	128,175
Property, plant and equipment, net	33,549	35,588
Property, plant and equipment, discontinued operations, net	13,020	13,020
Other assets	1,272	2,479

TOTAL ASSETS	$178,160	$179,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,658	$6,729
Accrued liabilities	27,360	28,770
Accrued liabilities, discontinued operations	25,327	26,520

Total Current Liabilities	58,345	62,019
Other liabilities	7,598	7,669
Accrued liabilities, discontinued operations – noncurrent	13,664	13,884
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2002 - 65,280,821 shares; 2001 - 64,971,834 shares	1,305	1,299
Contributed capital	361,329	361,011
Accumulated deficit	(264,173)	(267,251)
Accumulated other comprehensive income	92	631

Total Stockholders’ Equity	98,553	95,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,160	$179,262

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

REVENUES:
Product sales	$19,336	$23,772
Service revenues	4,098	3,155

Total Revenues	23,434	26,927

COST OF REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	6,294	10,393
Cost of services	2,284	3,407

Total Cost of Revenues	8,578	13,800

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	14,856	13,127
OPERATING EXPENSES:
Selling, general and administrative expense	7,966	12,355
Provision for doubtful receivables	61	1,562
Research and development expense	4,332	6,371
Restructuring expense adjustment	(210)	—
Depreciation and amortization expense	2,229	2,426
Adjustment to loss on sale of business	—	(94)

Total Operating Expenses	14,378	22,620

OPERATING INCOME (LOSS)	478	(9,493)

OTHER INCOME (EXPENSES):
Interest income, net	479	1,442
Loss on disposal of assets, net	(68)	—
Realized and unrealized gain (loss) on sale of available-for-sale securities, net	103	9,871
Other, net	(404)	(30)

Total Other Income	110	11,283

INCOME FROM OPERATIONS BEFORE INCOME TAXES	588	1,790
Provision (benefit) for income taxes	(2,413)	625

INCOME FROM CONTINUING OPERATIONS	3,001	1,165
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX)	77	(6,819)

NET INCOME (LOSS)	$3,078	$(5,654)

INCOME PER WEIGHTED AVERAGE COMMON SHARE:
Income from continuing operations	$0.05	$0.02
Discontinued operations	0.00	(0.11)

Net income (loss) per weighted average common share	$0.05	$(0.09)

INCOME PER COMMON SHARE — ASSUMING DILUTION:
Income from continuing operations	$0.04	$0.02
Discontinued operations	0.00	(0.11)

Net income (loss) per weighted average common share	$0.04	$(0.09)

See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

					Other	Total
	Common Stock		Contributed	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balances, January 1, 2002	64,972	$1,299	$361,011	$(267,251)	$631	$95,690
Net income				3,078		3,078
Other Comprehensive Income:
Adjustment to unrealized gain on securities available-for-sale					(539)	(539)

Comprehensive Income						2,539
Shares issued for ESP Plan and option exercises	309	6	318			324

Balances, March 31, 2002	65,281	$1,305	$361,329	$(264,173)	$92	$98,553

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

NET CASH USED IN OPERATING ACTIVITIES	$(81)	$(7,318)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(399)	(8,588)
Proceeds from sale of property, plant and equipment	4,492	11
Investment in short-term securities	(5,000)	—
Proceeds from sale of available-for-sale securities	242	11,546

Net cash provided by (used in) investing activities	(665)	2,969

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	324	887
Repurchase of common stock	—	(15)

Net cash provided by financing activities	324	872

NET DECREASE IN CASH AND CASH EQUIVALENTS	(422)	(3,477)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,149	71,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,727	$68,389

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12	$65
Taxes	12	806

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period’s financial information to conform with the presentation used in 2002. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

2.   Business Restructuring of Continuing Operations

In connection with the Company’s decisions to phase out its prepaid product line and relocate the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, during 2001, the Company recorded pre-tax restructuring charges of approximately $11.5 million. As a result of these restructuring activities, the Company incurred a reduction of approximately 220 positions impacting several functional areas of the Company and expensed approximately $5.4 million for employee severance, outplacement services and retention bonuses, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $2.2 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company’s decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with the impairment of long-lived assets which was classified as loss on disposal of assets in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

During the first quarter 2002, the Company recorded a restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce.

The consolidation and exit process for all of these above facilities was completed by the end of the first quarter 2002. Payments related to severance, retention bonuses and outplacement services, and consolidation and exit costs were approximately $1.3 million and $463,000, respectively, during the first quarter ended March 31, 2002. The reserve balance for this restructuring was approximately $4.4 million at March 31, 2002. Management believes the remaining reserves for this business restructuring will be adequate to complete this plan.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

The following is a summary of activity for the three months ended March 31, 2002 related to the 2001 restructuring reserves:

		Business Exit,
	Severance	Lease Cancellation
	and Benefits	and Other Costs	Total

Balance at December 31, 2001	$2,500	$3,817	$6,317
Credits and changes in estimates	(62)	(148)	(210)
Payments and charges	(1,268)	(463)	(1,731)

Balance at March 31, 2002	$1,170	$3,206	$4,376

3.   Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on its communications messaging systems business consisting of its Enhanced Services Platform and Unified Communication systems segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s condensed consolidated balance sheet as of March 31, 2002. The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, will be completed by the end of May 2002.

Results of discontinued operations consist of the following:

	Three Months Ended
	March 31,

	2002	2001

Net sales	$4,665	$18,998
Loss from discontinued operations:
Income (loss) from operations before income taxes	77	(10,129)
Benefit for income taxes	—	(3,310)

Net income (loss) from discontinued operations	$77	$(6,819)

4.   Sale of Facility

In January 2002, the Company sold its building held for sale located in Quincy, Illinois for cash proceeds of approximately $4.4 million. The Company has entered into a five-year lease with the purchaser for approximately 66,000 square feet of the building. The Company recognized an impairment loss of $523,000 in the fourth quarter of 2001 upon writing the building down to its fair value less cost to sell.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

5.   Restricted Cash and Short-Term Investments

Restricted cash at March 31, 2002 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year. Short-term investments at March 31, 2002 consist of a bank certificate of deposit with an original maturity of greater than three months.

6.   Accounts Receivable

Accounts receivable related to continuing operations consist of:

	March 31,	December 31,
	2002	2001

Trade receivables	$22,556	$19,681
Less: allowance for doubtful accounts	(2,406)	(2,528)

	$20,150	$17,153

7.   Inventories

Inventories related to continuing operations consist of:

	March 31,	December 31,
	2002	2001

Raw materials	$6,372	$5,094
Work-in-process	1,647	1,627
Finished goods	1,095	1,447

	$9,114	$8,168

8.   Other Assets and Comprehensive Income

Included in Other Assets related to continuing operations is the Company’s remaining investment in Proxim Corporation (“Proxim”) which merged in March 2002 with Western Multiplex Corporation, a former subsidiary, of which the Company sold 95% of the equity in November 1999. During the three months ended March 31, 2002 and 2001, the Company sold 80,100 and 1,025,500 shares of Proxim stock at a pre-tax gain of $178,000 and $10.7 million, respectively. As of March 31, 2002, the Company held 56,700 shares of Proxim. As of March 31, 2002, the market value of the Company’s remaining interest in Proxim has appreciated. Accordingly, as of March 31, 2002, the Company recorded in comprehensive income a cumulative unrealized holding gain of approximately $92,000 on the remaining shares of this available-for-sale security.

During the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $77,000 related to the decline in value deemed to be other than temporary on an additional available-for-sale security held by the Company. In addition, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition.

Comprehensive income was $2.5 million for the three months ended March 31, 2002.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

9.   Income Taxes

The Company’s consolidated income tax provision (benefit) was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Three Months Ended
	March 31,

	2002	2001

Income tax provision at U.S. statutory rate	$206	$625
Utilization of NOL carryforwards	(150)	—
Benefit from foreign sales corporation	—	(50)
Benefit from NOL carryback claim	(2,480)	—
Other non deductibles	11	50

Income tax provision (benefit)	$(2,413)	$625

The Company has posted a one-time benefit for taxes refundable under the “Job Creation and Worker Assistance Act of 2002” (the Act) of $2.5 million. The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund.

The Company will be amending its U.S. Federal income returns for tax years 1996, 1997 and 1998 to obtain refunds of alternative minimum tax paid of $853,000, $1,444,000 and $183,000, respectively. The total carryback claim amounts to $2,480,000 and will be filed shortly after filing the 2001 U.S. Federal income tax return.

10. Income from Continuing Operations per Common Share

The following table sets forth the computation of income from continuing operations per share:

	Three Months Ended
	March 31,

	2002	2001

Numerator:
Net income from continuing operations	$3,001	$1,165
Denominator:
Denominator for basic income from continuing operations per share – weighted average shares	65,207	64,578
Effect of dilutive securities:
Stock options	1,711	1,148

Denominator for diluted income from continuing operations per share	66,918	65,726

Income from continuing operations per weighted average common share	$0.05	$0.02

Income from continuing operations per common share-assuming dilution	$0.04	$0.02

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

11.   Segment Reporting

In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Wireless Messaging (Paging) segment, the Company currently operates in one business segment, the Enhanced Services and Unified Communications segment, its “Continuing Operations.” Glenayre systems allow users to manage voice, fax and e-mail messages in a single, centralized mailbox and are designed on open platforms with a standards-based architecture supporting IP and traditional telephony networks for the evolution from 2G to 2.5G and 3G services.

12.   Contingent Liability

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through June 2006. The maximum contingent liability as of March 31, 2002 for these obligations is approximately $2.7 million.

13.   Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 was adopted by the Company effective January 1, 2002 and the adoption did not have a significant impact on the Company’s financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management of the Company at the time such statements are made. The reader can identify such forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intend(s),” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Risk Factors That May Affect Future Results.” All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

Overview

Glenayre is a global provider of communications messaging systems including Enhanced Services and Unified Communications solutions and products for service providers including wireless, fixed network, ISP and broadband. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s Enhanced Services and Unified Communications products include a broad range of integrated messaging and personal communications services, such as call answering, voice messaging, fax messaging and unified communications. The Company’s Unified Communications platform allows service providers to provide their subscribers access to voice, fax and e-mail messages from a single mailbox. Subscribers can create, send, receive and be notified of voice, fax and e-mail messages with a web browser, a wireless personal digital assistant or any mobile, wireless or wireline telephone.

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, income taxes, warranty obligations, restructuring and contractual obligations associated with its discontinued Wireless Messaging (Paging) business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and with Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and collection of the resulting receivable is deemed probable by the Company. The Company recognizes service revenues from installation and repair services when such services are provided to customers. Revenues derived from contractual post-contract support services are recognized ratably over the contract support period. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company’s revenue recognition policy is significant because its revenue is a key component of the Company’s results of operations. In addition, the Company’s revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows specific detailed guidelines in measuring revenue, however, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranties. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

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

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At March 31, 2002, the Company’s net deferred tax asset was fully reserved. The Company has assessed the realizability of the net deferred asset at March 31, 2002 and determined due to the significant net operating losses, primarily relating to the Company’s discontinued Wireless Messaging (Paging) business, and that its remaining restructured business does not provide a historical basis for projecting future taxable income that the entire amount should be reserved. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s consolidated balance sheet as of March 31, 2002. See Note 3 to the Company’s Condensed Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Wireless Messaging (Paging) segment. This loss consisted of (a) operating losses of approximately $46.8 million incurred in the Wireless Messaging (Paging) segment and (b) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill existing contractual obligations and (ix) a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, will be completed by the end of May 2002. As of March 31, 2002, the Company reported net realizable assets of approximately $13 million related to the discontinued operations that consisted primarily of facilities in Vancouver, Canada and Singapore that are currently being marketed for sale. The Company has classified these assets as non-current due to the uncertainty in the current real estate markets that could delay disposal of these facilities beyond 2002. The Company reported current liabilities and non-current liabilities of $25 million and $14 million, respectively, at March 31, 2002, related to the discontinued Wireless Messaging (Paging) segment. Approximately $7 million of these liabilities relate to warranty expense and other operational activities recorded prior to the discontinuance of the segment. Approximately $32 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of i) employee termination costs; ii) lease commitment costs; iii) estimated operating costs during the wind down period; and iv) other estimated business exit costs related to meeting customer contractual commitments. The Company estimates that approximately $16 million of these one-time charges will be disbursed during the remainder of 2002 and the remaining $23 million in 2003 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place during 2001. This team’s mandate includes exploring potential technology sales, liquidating assets, managing contractual commitments with customers and vendors, and directing the wind down of the operations of the Wireless Messaging (Paging) activities. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. Management will continue to monitor the progress of the wind down activities, including the current real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These estimates are subject to adjustment as a result of future changes in real estate market conditions or in estimates related to the wind down plan.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales of continuing operations represented by certain line items from Glenayre’s consolidated statements of operations:

	Three Months Ended March 31,

	2002	2001

REVENUES:
Product sales	83%	88%
Service revenues	17	12

Total Revenues	100	100

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	27	38
Cost of services	10	13

Total Cost of Revenues	37	51

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	63	49
OPERATING EXPENSES:
Selling, general and administrative expense	34	46
Provision for doubtful receivables	*	5
Research and development expense	18	24
Restructuring expense adjustment	(1)	—
Depreciation and amortization expense	10	9
Adjustment to loss on sale of business	—	*

Total Operating Expenses	61	84

OPERATING INCOME (LOSS)	2	(35)

OTHER INCOME (EXPENSES):
Interest income, net	2	5
Loss on disposal of assets, net	*	—
Realized and unrealized gain (loss) on available-for-sale securities, net	*	37
Other, net	(1)	*

Total Other Income	1	42

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3	7
Provision (benefit) for income taxes	(10)	3

INCOME FROM CONTINUING OPERATIONS	13%	4%

*	less than 0.5

Three Months Ended March 31, 2002 and 2001

Revenues. Total revenues for the three months ended March 31, 2002 decreased 13% to $23.4 million as compared to $26.9 million for the three months ended March 31, 2001. Product sales for the three months ended March 31, 2002 decreased 19% to $19.3 million as compared to $23.8 million for the three months ended March 31, 2001. Service revenues for the three months ended March 31, 2002 increased 30% to $4.1 million as compared to $3.2 million for the three months ended March 31, 2001. International sales decreased to $3.0 million for the three months ended March 31, 2002 as compared to $4.3 million for the three months ended March 31, 2001 and accounted for 13% and 16% of total net sales for the three months ended March 31, 2002 and 2001, respectively.

The decrease in product sales for the three months ended March 31, 2002 was due primarily to a decline in international sales of the Company’s MVP product and no revenues in 2002 from the Company’s prepaid product line which was eliminated as part of the Company’s second quarter 2001 restructuring. The increase in net service revenues was due to the increase in installed base of messaging systems, which resulted in increased extended warranty services revenues.

The Company’s higher than expected first quarter 2002 revenue was largely due to customer driven acceleration of business that was originally forecast for the second quarter of 2002. Given this, the Company’s revenue outlook for the second quarter is slightly lower than the previous estimate. Additionally, the Company is cautious about the timing of a sustained market recovery and there can be no assurance that the Company’s sales levels or growth will remain at, reach or exceed historical levels in any future period.

During the three months ended March 31, 2002, three customers individually accounted for approximately 30%, 19% and 12%, respectively, of the Company’s total revenue from continuing operations. For the three months ended March 31, 2001, three customers individually accounted for 18%, 15% and 14%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a materially adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on product sales and services, exclusive of depreciation and amortization, was 63% for the three months ended March 31, 2002 compared to 49% for the three months ended March 31, 2001. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 67% for the three months ended March 31, 2002 compared to 56% for the three months ended March 31, 2001. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 44% for the three months ended March 31, 2002 compared to a negative (8)% for the three months ended March 31, 2001. The increase in the product margin is primarily a result of a higher mix of messaging product software features and system expansions and upgrades, which generally have higher margins. Service margins increased in 2002 as a result of the Company’s restructuring activities, including the abandonment of its prepaid product line, which contributed disproportionately to the cost of services in the prior year. Glenayre’s margins may be affected by several factors including (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. The Company expects that increased competition in its industry may adversely affect its margins in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $8.0 million and $12.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure associated with the 2001 restructuring activities. In addition, the Company reduced expenditures for trade show and other selling and marketing activities during the first quarter of 2002.

Provision for Doubtful Receivables. The provision for doubtful receivables decreased to $61,000 for the three months ended March 31, 2002 from $1.6 million for the three months ended March 31, 2001. This higher expense in the first quarter of 2001 was due primarily to the discontinuance of operations of one customer, which accounted for approximately $1.4 million of the expense in 2001, and the Company’s assessment of relative levels of credit risk.

Research and Development Expense. Research and development expenses were $4.3 million and $6.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure associated with the 2001 restructuring activities, including the elimination of the prepaid product line’s research and development group and reduced subcontracting expenses. The Company relies on its research and development programs for new products and the improvement of existing products for the growth in net sales. Research and development costs are expensed as incurred.

Restructuring Expense Adjustment. In connection with the phase out of the Company’s prepaid product line and the relocation of the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, the Company recorded pre-tax restructuring charges of approximately $11.5 million during 2001. During the first quarter 2002, the Company recorded a restructuring credit of $210,000 primarily related to collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce. See Note 2 to the Condensed Consolidated Financial Statements.

Depreciation. Depreciation expense remained relatively flat at $2.2 million and $2.4 million for the three months ended March 31, 2002 and 2001, respectively.

Interest Income, Net. Interest income, net was $479,000 and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. Interest earned for the three months ended March 31, 2002 is lower primarily due to lower yields on investment instruments than during the 2001 comparable period, offset partially by increased cash and cash equivalent and short-term investment balances in 2002.

Realized and Unrealized Gain (Loss) on Available-for-Sale Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company began selling its shares of MUX. In March 2002, MUX merged with Proxim Corporation and is referred to hereafter as “Proxim”. During the three months ended March 31, 2002 and 2001, the Company sold approximately 80,000 and 1.0 million shares of Proxim and realized pre-tax gains of approximately $178,000 and $10.7 million, respectively. The realized gain on the sales of Proxim during 2002 and 2001 was offset by permanent impairment charges of approximately $77,000 and $877,000, respectively, related to the Company’s investment in Multi-Link Telecommunications, Inc. See Note 8 to the Condensed Consolidated Financial Statements.

Other Expense, Net. During the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition.

Provision for Income Taxes. The Company recorded a $2.5 million one-time tax benefit during the first quarter of 2002 for taxes refundable under the “Job Creation and Worker Assistance Act of 2002” (the Act). The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund. The effective tax rate for the three months ended March 31, 2002 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to this one-time tax benefit.

The Company will be amending its U.S. Federal income returns for tax years 1996, 1997 and 1998 to obtain refunds of alternative minimum tax paid of $853,000, $1,444,000 and $183,000, respectively. The total carryback claim will be filed shortly after filing the 2001 U.S. Federal income tax return.

Financial Condition and Liquidity

Overview. At March 31, 2002 the Company had cash and cash equivalents, short-term investments and restricted cash totaling $95.4 million. The restricted cash consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At March 31, 2002, Glenayre’s principal source of liquidity is its $88.7 million of cash and cash equivalents and $5.0 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at March 31, 2002 consist of bank certificates of deposit with an original maturity of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company’s loss on disposal of discontinued operations (see Discontinued Operations) for the year ended December 31, 2001 were charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during a transition period no longer than twelve months and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. The Company expects substantially all of the cash payments to be completed by December 31, 2002 with the exception of contractual obligations and lease termination costs which could extend through 2006. At March 31, 2002, approximately $39 million in estimated charges remain outstanding of which the Company anticipates disbursements of approximately $16 million in 2002 and $23 million in 2003 and beyond.

Included in the Company’s year ended December 31, 2001 losses from continuing operations were restructuring charges totaling approximately $9.8 million for employee termination benefits, prepaid product contractual obligations and consolidation and facility exit costs (see Note 2 to the Company’s Condensed Consolidated Financial Statements). The Company expects substantially all of the cash payments for these restructuring activities to be completed by December 31, 2002 with the exception of lease termination costs which could require cash payments through 2005 if a sub-lessee is not obtained. As of March 31, 2002, the Company has paid out approximately $5.8 million of these restructuring obligations.

Operating Activities. Cash used in operating activities, including both continuing and discontinued operations, was $81,000 and $7.3 million for the three months ended March 31, 2002 and 2001, respectively.

Restricted cash decreased $3.5 million to $1.7 million at March 31, 2002 from $5.2 million at December 31, 2001. This decrease was primarily due to the expiration of time deposits pledged as collateral to secure letters of credit during the first quarter of 2002.

Accounts receivable increased $3.0 million to $20.2 million at March 31, 2002 from $17.2 million at December 31, 2001. The increase in accounts receivable is primarily due to the increase in sales in the first quarter of 2002 as compared to the fourth quarter of 2001. Average days sales outstanding at March 31, 2002 were approximately 82 days as compared to 72 days at December 31, 2001.

Inventories related to continuing operations increased $946,000 to $9.1 million at March 31, 2002 from $8.2 million at December 31, 2001. The increase in inventory is primarily due to a large volume purchase of circuit cards used in the manufacture of the Company’s messaging systems.

Accounts payable decreased $1.0 million to $5.7 million at March 31, 2002 compared to $6.7 million at December 31, 2001 primarily as a result of timing of payments at the end of the periods. Accrued liabilities related to continuing operations at March 31, 2002 decreased $1.4 million compared to December 31, 2001 primarily due to the payment of severance and facility costs associated with the Company’s 2001 restructuring activities of its continuing operations.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. In 2001, the Company spent approximately $7 million related to the Vancouver new office tower development. During the three months ended March 31, 2002, the Company spent approximately $467,000 related to the office tower development. At March 31, 2002 the Company had outstanding contractual commitments to spend an additional $1.4 million to prepare the office tower for its anticipated sale.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia and is continuing its efforts to divest these facilities. The Company anticipates that the sale of this real estate could generate approximately $20 to $25 million of cash proceeds in the future.

Income Tax Matters. Glenayre’s recent cash outlays for taxes have been limited primarily to foreign income taxes. As mentioned previously under the section titled “Provision for Income Taxes” the Company will be amending its U.S. Federal income returns for tax years 1996, 1997 and 1998 to obtain refunds of approximately $2.5 million of alternative minimum taxes paid. The total carryback claim will be filed shortly after filing the 2001 U.S. Federal income tax return and the Company anticipates that it will receive these refunds during the second half of 2002.

Summary. The Company believes that funds generated from continuing operations, together with its current cash reserves and short-term investments, will be sufficient to support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

Competition in the market for Enhanced Services and Unified Communications systems has increased significantly in the past year, with more entrants offering a broad range of features and capacities. The Company’s traditional competitors are suppliers of messaging and enhanced services solutions, including, Comverse Technologies, Inc., SS8’s Centigram (acquired from ADC Telecommunication in 2001), Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave, Tecnomen and Schlumberger-Sema. Additional competitors have emerged from the voice portal and voice services market, including BeVocal, TellMe, HeyAnita and InterVoice-Brite. Many of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies for the sale of its Enhanced Services and

Unified Communications platforms and products. In addition, given the recent increased competition in the Company’s markets, competitive pricing pressures exist which may have an adverse effect on the Company’s profit margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the three months ended March 31, 2002, three customers individually accounted for approximately 30%, 19% and 12% respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers may have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

Effective Convergence of Technologies

During 2001 and the first quarter of 2002, the market for the Company’s products has contracted as a result of reduced North American carrier spending. Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its Enhanced Services and Unified Communications platform and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH™. The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre’s business is primarily focused on the wireless telecommunications industry. The wireless telecommunications industry is characterized by rapid technological change. In addition, Glenayre has been focusing its efforts on growing its Enhanced Services and Unified Communications platform products, such as the Modular Voice Processing system and Versera products, and Enhanced Services solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH™. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Enhanced Services and Unified Communications platform products, it could have a material adverse effect on Glenayre’s business.

Volatility of Stock Price

The market price of the Company’s common stock is volatile. The market price of its common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products by the Company, developments in relationships with its customers, strategic alliances and partnerships, technological advances by existing and new competitors, general market conditions in the industry and changes in government regulations. In addition, in recent years conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have often been unrelated to the operating performance of these specific companies.

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People’s Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre’s proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful. Regardless, with respect to currently pending claims, the Company does not believe that an adverse resolution would have a materially adverse effect on the Company.

Many of Glenayre’s products connect to public telecommunications networks. While many of Glenayre’s current Enhanced Services and Unified Communications platform solutions are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. When introducing products to a market, there is no assurance that the Company’s customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company’s ability to sell products in that market. Regulatory approvals generally must be obtained by Glenayre in connection with the manufacture and sale of certain of its products, and by Glenayre’s telecommunications service provider customers to operate the systems that utilize certain Glenayre products. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre’s products.

International Business Risks

Approximately 13% and 19% of first quarter 2002 and year ended 2001 total revenues from continuing operations, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the first quarter of 2002 and the year ended 2001 was negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company’s currency exchange fluctuation risk.

Continuation and Expansion of Third Party Agreements

Glenayre has entered into initiatives with third parties that provide both development services and products that are integrated into the Company’s products. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute Glenayre’s products and Glenayre intends to enter into service reseller arrangements. Glenayre is dependent upon these third parties to augment its research and development efforts as well as to distribute Glenayre’s products and services. If these third parties are not successful or the agreements are terminated, it may have a material adverse effect on Glenayre’s business. Glenayre intends to continue entering into agreements and initiatives with third parties; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. The inability of Glenayre to enter into agreements with third parties on acceptable terms may have a material adverse effect on Glenayre’s business.

Ability to Attract and Retain Key Personnel

The Company’s continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. Competition for highly skilled personnel is intense in the high technology industry. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or Glenayre’s inability to attract additional qualified employees or retain other employees could have a material adverse effect on Glenayre’s business, results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates and foreign exchange. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

Interest Rate Risk

The Company’s exposure to market rate risk for a change in interest rates relates primarily to our investment portfolio. The Company’s investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, Notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company’s results of operations.

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as it relates to demand deposits denominated in non-functional currencies. At March 31, 2002, approximately U.S. $2.3 million or 2.4% of the Company’s cash balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $230,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $230,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of March 31, 2002.

PART II – Other Information

ITEM 1. Legal Proceedings

In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. in Vancouver, British Columbia seeking total damages of over $12 million (Canadian) for return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges paid by the Company in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against the Company for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). Pilot Pacific and its chief executive officer have recently issued news releases with unsubstantiated allegations and claims relating to this project. Based on the investigations conducted in the lawsuits to date, the Company believes it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in both the counterclaims and news releases. As a result, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company.

ITEMS 2 through 5 are inapplicable and have been omitted.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 15.1 Letter regarding unaudited interim financial information.

(b) Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola

Debra Ziola
Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2002