Form 10-Q
period 2002-06-30
GLENAYRE TECHNOLOGIES INC
filed 2002-08-14
CIK 808918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ To ________

                         Commission File Number 0-15761

                          GLENAYRE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                98-0085742
-------------------------------              -------------------
(State or Other Jurisdiction of                (I.R.S. Employer
 Incorporation or Organization)              Identification No.)

 11360 LAKEFIELD DRIVE, DULUTH, GEORGIA               30097
----------------------------------------            ----------
(Address of principal executive offices)            (Zip Code)

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

The number of shares outstanding of the Registrant's common stock, par value $.02 per share, at August 13, 2002 was 65,419,472 shares.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

Part I - Financial Information:

         Item 1. Financial Statements

                                                                                                     Page
                                                                                                     ----
                 Independent Auditors' Review Report.................................................  3

                 Condensed Consolidated Balance Sheets as of
                   June 30, 2002 (Unaudited) and December 31, 2001..................................   4

                 Condensed Consolidated Statements of Operations for the
                   three months ended June 30, 2002 and 2001 (Unaudited)............................   5

                 Condensed Consolidated Statements of Operations for the
                   six months ended June 30, 2002 and 2001 (Unaudited)..............................   6

                 Condensed Consolidated Statement of Stockholders' Equity
                   for the six months ended June 30, 2002 (Unaudited)..............................    7

                 Condensed Consolidated Statements of Cash Flows for the
                   six months ended June 30, 2002 and 2001 (Unaudited).............................    8

                 Notes to Condensed Consolidated Financial Statements (Unaudited)..................    9

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................................................16

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................  31

Part II - Other Information:

         Item 1. Legal Proceedings................................................................... 32

         Item 4. Submission of Matters to a Vote of Security Holders..................................32

         Item 6. Exhibits and Reports on Forms 8-K....................................................32

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEPENDENT AUDITORS' REVIEW REPORT


To the Board of Directors and Stockholders of Glenayre Technologies, Inc.
Atlanta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2002 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 5, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       /s/ Ernst & Young LLP


Atlanta, Georgia
July 22, 2002

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                               JUNE 30, 2002     DECEMBER 31, 2001
                                                                               -------------     -----------------
                                                                                (UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents                                                        $  97,384           $  89,149

Short-term investments                                                               5,000                  --
Restricted cash                                                                        354               5,227
Accounts receivable, net                                                            13,477              17,153
Inventories, net                                                                     8,619               8,168

Inventories, discontinued operations, net                                               --                 282

Assets held for sale                                                                    --               4,350

Assets held for sale, discontinued operations, net                                  10,614              11,154
Prepaid expenses and other current assets                                            9,381               3,846
                                                                                 ---------           ---------
    Total Current Assets                                                           144,829             139,329
Property, plant and equipment, net                                                  31,557              35,588
Other assets                                                                         1,045               2,479
                                                                                 ---------           ---------
TOTAL ASSETS                                                                     $ 177,431           $ 177,396
                                                                                 =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                 $   4,127           $   6,729
Accrued liabilities                                                                 25,515              28,770
Accrued liabilities, discontinued operations                                        10,606              24,654
                                                                                 ---------           ---------
    Total Current Liabilities                                                       40,248              60,153
Other liabilities                                                                    7,037               7,669
Accrued liabilities, discontinued operations - noncurrent                           19,536              13,884
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares,
    no shares issued and outstanding                                                    --                  --
Common stock, $.02 par value; authorized: 200,000,000 shares,
    outstanding: 2002 - 65,282,794 shares; 2001 - 64,971,834 shares                  1,305               1,299
Contributed capital                                                                361,332             361,011
Accumulated deficit                                                               (252,027)           (267,251)
Accumulated other comprehensive income                                                  --                 631
                                                                                 ---------           ---------
    Total Stockholders' Equity                                                     110,610              95,690
                                                                                 ---------           ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 177,431           $ 177,396
                                                                                 =========           =========

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                      ------------------------------
                                                                                          2002             2001
                                                                                      -------------     ------------
REVENUES:
 Product sales                                                                       $      13,747     $     22,204
 Service revenues                                                                            4,360            4,301
                                                                                      ------------      -------------
     Total Revenues                                                                         18,107           26,505
                                                                                      -------------     ------------
COST OF REVENUES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION SHOWN SEPARATELY
 BELOW):
 Cost of sales                                                                               6,149            6,353
 Cost of services                                                                            2,470            3,171
                                                                                      -------------     ------------
     Total Cost of Revenues                                                                  8,619            9,524
                                                                                      -------------     ------------
GROSS MARGIN (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION
 SHOWN SEPARATELY BELOW):                                                                    9,488           16,981
OPERATING EXPENSES:
 Selling, general and administrative expense                                                 7,330           10,784
 Provision for doubtful receivables, net of recoveries                                       ( 403)            (824)
 Research and development expense                                                            4,110            4,972
 Restructuring expense                                                                         577            9,405
 Depreciation and amortization expense                                                       2,280            2,294
                                                                                      -------------     ------------
     Total Operating Expenses                                                               13,894           26,631
                                                                                      -------------     ------------
OPERATING LOSS                                                                              (4,406)          (9,650)
                                                                                      -------------     ------------
OTHER INCOME (EXPENSES):
 Interest income, net                                                                          520            1,061
 Gain (loss) on disposal of assets, net                                                         36           (1,755)
 Realized gain on securities, net                                                              122            1,149
 Other, net                                                                                     93             (446)
                                                                                      -------------     ------------
      Total Other Income                                                                       771                9
                                                                                      -------------     ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                                         (3,635)          (9,641)
Provision for income taxes                                                                       -           27,480
                                                                                      -------------     ------------
LOSS FROM CONTINUING OPERATIONS                                                             (3,635)         (37,121)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET
 OF INCOME TAXES)                                                                           15,782         (227,725)
                                                                                      -------------     ------------
NET INCOME (LOSS)                                                                     $     12,147      $  (264,846)
                                                                                      =============     ============

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations                                                       $      (0.06)     $     (0.57)
Discontinued operations                                                                       0.24            (3.52)
                                                                                      -------------     ------------
Net income (loss) per weighted average common share                                   $       0.19      $     (4.09)
                                                                                      =============     ============

INCOME (LOSS) PER COMMON SHARE --- ASSUMING DILUTION:
Loss from continuing operations                                                       $      (0.06)     $     (0.57)
Discontinued operations                                                                       0.24            (3.52)
                                                                                      -------------    -------------
Net income (loss) per weighted average common share                                   $       0.19      $     (4.09)
                                                                                      =============    =============

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ------------------------------
                                                                             2002                 2001
                                                                           --------             ---------
REVENUES:
    Product sales                                                          $ 33,083             $  45,976
    Service revenues                                                          8,458                 7,456
                                                                           --------             ---------
        Total Revenues                                                       41,541                53,432
                                                                           --------             ---------

COST OF REVENUES (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION
    SHOWN SEPARATELY BELOW):
    Cost of sales                                                            12,443                16,746
    Cost of services                                                          4,754                 6,578
                                                                           --------             ---------
        Total Cost of Revenues                                               17,197                23,324
                                                                           --------             ---------
GROSS MARGIN (EXCLUSIVE OF DEPRECIATION AND AMORTIZATION
    SHOWN SEPARATELY BELOW):                                                 24,344                30,108
OPERATING EXPENSES:
    Selling, general and administrative expense                              15,294                23,137
    Provision for doubtful receivables, net of recoveries                      (342)                  738
    Research and development expense                                          8,442                11,344
    Restructuring expense                                                       368                 9,405
    Depreciation and amortization expense                                     4,510                 4,719
    Adjustment to loss on sale of business                                       --                   (94)
                                                                           --------             ---------
        Total Operating Expenses                                             28,272                49,249
                                                                           --------             ---------
OPERATING LOSS                                                               (3,928)              (19,141)
                                                                           --------             ---------
OTHER INCOME (EXPENSES):
    Interest income, net                                                        999                 2,503
    Gain (loss) on disposal of assets, net                                       33                (1,767)
    Realized gain (loss) on securities, net                                    (250)               11,020
    Other, net                                                                   99                  (465)
                                                                           --------             ---------
         Total Other Income                                                     881                11,291
                                                                           --------             ---------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                          (3,047)               (7,850)
    Provision (benefit) for income taxes                                     (2,413)               28,105
                                                                           --------             ---------
LOSS FROM CONTINUING OPERATIONS                                                (634)              (35,955)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET
    OF INCOME TAXES)                                                         15,858              (234,545)
                                                                           --------             ---------
NET INCOME (LOSS)                                                          $ 15,224             $(270,500)
                                                                           ========             =========

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations                                            $  (0.01)            $   (0.56)
Discontinued operations                                                        0.24                 (3.63)
                                                                           --------             ---------
Net income (loss) per weighted average common share                        $   0.23             $   (4.18)
                                                                           ========             =========

INCOME (LOSS) PER COMMON SHARE --- ASSUMING DILUTION:
Loss from continuing operations                                            $  (0.01)            $   (0.56)
Discontinued operations                                                        0.24                 (3.63)
                                                                           --------             ---------
Net income (loss) per weighted average common share                        $   0.23             $   (4.18)
                                                                           ========             =========

            See notes to condensed consolidated financial statements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        (DOLLARS AND SHARES IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                      ACCUMULATED
                                                                                                         OTHER           TOTAL
                                                    COMMON STOCK        CONTRIBUTED    ACCUMULATED   COMPREHENSIVE   STOCKHOLDERS'
                                               SHARES       AMOUNT        CAPITAL        DEFICIT        INCOME          EQUITY
                                               ------       ------      -----------    -----------   -------------   -------------
Balances, January 1, 2002                      64,972       $1,299       $361,011       $(267,251)      $ 631          $ 95,690

Net income                                                                                15,224                         15,224
Other Comprehensive Income:
  Adjustment to unrealized gain on
    securities available-for-sale,
    net of tax                                                                                           (631)             (631)
                                                                                                                       --------
Comprehensive Income                                                                                                     14,593
Shares issued for ESP Plan and
  option exercices                                311            6            321                                           327
                                               ------       ------       --------       ---------       -----          --------

Balances, June 30, 2002                        65,283       $1,305       $361,332       $(252,027)      $  --          $110,610
                                               ======       ======       ========       =========       =====          ========

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                       -----------------------------
                                                                         2002                 2001
                                                                       --------             --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    $  9,435             $(10,573)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                           (1,450)             (16,906)
    Proceeds from sale of property, plant and equipment                   4,517                   18
    Investment in short-term securities                                  (5,000)                  --
    Proceeds from sale of available-for-sale securities                     406               13,323
                                                                       --------             --------
        Net cash used in investing activities                            (1,527)              (3,565)
                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                327                  985
    Repurchase of common stock                                               --                  (15)
                                                                       --------             --------
        Net cash provided by financing activities                           327                  970
                                                                       --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      8,235              (13,168)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         89,149               71,866
                                                                       --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 97,384             $ 58,698
                                                                       ========             ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                           $     24             $     83
    Taxes                                                                   165                1,398

            See notes to condensed consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period's financial information to conform with the presentation used in 2002. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Glenayre's financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

2.       BUSINESS RESTRUCTURING OF CONTINUING OPERATIONS

In connection with the Company's decisions to phase out its prepaid product line and relocate the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, during 2001, the Company recorded pre-tax restructuring charges of approximately $11.5 million. As a result of these restructuring activities, the Company incurred a reduction of approximately 220 positions impacting several functional areas of the Company and expensed approximately $5.4 million primarily for employee severance and outplacement services and approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $2.2 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company's decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with the impairment of long-lived assets which was classified as loss on disposal of assets in the Company's Consolidated Statement of Operations for the year ended December 31, 2001.

During the first quarter 2002, the Company recorded a restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company's workforce.

During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 for severance and outplacement services related to the further reduction of the Company's workforce by approximately 30 positions. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company's 2001 restructuring activities of $182,000 primarily related to a reduction in the prepaid product line warranty obligation partially offset by additional facility lease expenses.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

The consolidation and exit process for all of these above facilities was completed by the end of the first quarter 2002. Payments related to severance and outplacement services, and consolidation and exit costs were approximately $2.0 million and $1.1 million, respectively, during the six months ended June 30, 2002. The restructuring reserve balance was approximately $3.5 million at June 30, 2002. Management believes the remaining reserves for this business restructuring will be adequate to complete this consolidation and exit plan.

The following is a summary of activity for the six months ended June 30, 2002 related to the restructuring reserves:

                                                                         Business Exit,
                                                   Severance         Lease Cancellation and
                                                  and Benefits              Other Costs                 Total
                                                  ------------       ----------------------            -------
Balance at December 31, 2001                         $ 2,500                  $ 3,817                  $ 6,317
Expense Accrued                                          759                       --                      759
Credits and changes in estimates                         (62)                    (396)                    (458)
Payments and charges                                  (1,988)                  (1,095)                  (3,083)
                                                     -------                  -------                  -------
Balance at June 30, 2002                             $ 1,209                  $ 2,326                  $ 3,535
                                                     =======                  =======                  =======

3.       DISCONTINUED OPERATIONS

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on its communications messaging systems business consisting of its Enhanced Services Platform and Unified Communication systems segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable values in the Company's condensed consolidated balance sheet as of June 30, 2002 in accordance with Accounting Principles Board Opinion No. 30. All business transactions related to the Wireless Messaging (Paging) segment, with the exception of those relating to existing contractual obligations, ceased in May 2002.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

         Results of discontinued operations consist of the following:

                                                      Three Months     Three Months      Six Months       Six Months
                                                         Ended            Ended            Ended             Ended
                                                       June 30,          June 30,         June 30,          June 30,
                                                        2002(1)            2001            2002(1)            2001
                                                      ------------     ------------      ----------       ----------
Net sales                                              $  5,803         $   4,016         $  7,962         $  23,014
Loss from discontinued operations:
Income (loss) from operations before
   income taxes                                           3,371           (38,344)           3,447           (48,474)
Benefit (provision) for income taxes                         --            (3,310)              --                --
                                                       --------         ---------         --------         ---------
Income (loss) from operations                             3,371           (41,654)           3,447           (48,474)
Gain (loss) on disposal before income taxes               7,911          (156,800)           7,911          (156,800)
Provision (benefit) for income taxes                     (4,500)           29,271           (4,500)           29,271
                                                       --------         ---------         --------         ---------
Income (loss) on disposal of discontinued
operations                                               12,411          (186,071)          12,411          (186,071)
                                                       --------         ---------         --------         ---------
Net income (loss) from discontinued
   Operations                                          $ 15,782         $(227,725)        $ 15,858         $(234,545)
                                                       ========         =========         ========         =========

(1) Includes the results of discontinued operations from the beginning of the period to May 23, 2002, the end of the transition period.

The net loss from discontinued operations consists of (a) operating losses incurred in the Wireless Messaging (Paging) segment adjusted for cash received from Wireless Messaging (Paging) trade receivables previously reserved and (b) an estimated loss on disposal of the segment which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. These estimates are subject to adjustment resulting from, but not limited to, future changes in real estate market conditions or changes in estimates related to the wind down plan.

In the fourth quarter of 2001, as a result of the Company's review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $408,000 was recorded. The adjustments to the original estimates made at May 23, 2001 were additional write-downs of the Vancouver and Singapore facilities offset by better than anticipated revenues during the transition period, favorable negotiation of inventory purchase commitments and the sale of intellectual property.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

During the second quarter of 2002, the Company recorded an additional reduction in the loss on disposal of discontinued operations of $15.8 million as a result of the Company's review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities offset by additional write-down of the market values of the Vancouver and Singapore facilities.

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

5.       RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Restricted cash at June 30, 2002 consists of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year. Short-term investments at June 30, 2002 consist of a bank certificate of deposit with an original maturity of greater than three months.

6.       ACCOUNTS RECEIVABLE

Accounts receivable related to continuing operations consist of:

                                                     June 30,           December 31,
                                                       2002                 2001
                                                     --------           ------------
Trade receivables                                    $ 15,358             $ 19,681
Less: allowance for doubtful accounts                  (1,881)              (2,528)
                                                     --------             --------
                                                     $ 13,477             $ 17,153
                                                     ========             ========

7.       INVENTORIES

Inventories related to continuing operations consist of:

                              June 30,        December 31,
                                2002              2001
                              --------        ------------
Raw materials                  $5,047            $5,094
Work-in-process                 1,680             1,627
Finished goods                  1,892             1,447
                               ------            ------
                               $8,619            $8,168
                               ======            ======

In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and testing to customer third-party locations. The Company expenses the cost associated with new product test equipment upon the shipment from the Company's facilities.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

8.       OTHER ASSETS AND COMPREHENSIVE INCOME

During the second quarter of 2002 the Company sold its remaining investment in Proxim Corporation ("Proxim") which merged in March 2002 with Western Multiplex Corporation, a former subsidiary, of which the Company sold 95% of the equity in November 1999. During the three months ended June 30, 2002 and 2001, the Company sold 56,700 and 190,000 shares of Proxim stock at a pre-tax gain of $122,000 and $1.1 million, respectively. During the six months ended June 30, 2002 and 2001, the Company sold 136,800 and 1.2 million shares of Proxim stock at a pre-tax gain of $301,000 and $11.9 million, respectively. The Company has fully liquidated its shares of Proxim as of June 30, 2002 and accordingly, the Company has realized all previously unrealized holding gains related to this available-for-sale security.

During the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $77,000 related to the decline in value deemed to be other than temporary on an additional available-for-sale security held by the Company. In addition, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management's review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees' technology, operating performance and financial condition.

Comprehensive income was $14.6 million for the six months ended June 30, 2002.

9.       INCOME TAXES

The Company's consolidated income tax provision (benefit) was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

                                                               Three Months Ended                  Six Months Ended
                                                                     June 30,                           June 30,
                                                            -------------------------          -------------------------
                                                              2002             2001             2002              2001
                                                            -------          --------          -------          --------
Income tax provision at federal U.S. statutory
   rate                                                     $(1,272)         $ (3,374)         $(1,067)         $ (2,749)
Increase in valuation allowance                               1,263            30,874            1,113            30,874
State and foreign taxes, net of federal benefit
   and related valuation allowance                               --                --               --                --
Benefit from foreign sales corporation                           --                --               --               (50)
Benefit from NOL carryback claim                                 --                --           (2,480)               --
Other non deductibles                                             9               (20)              21                30
                                                            -------          --------          -------          --------
Income tax provision (benefit)                              $    --          $ 27,480          $(2,413)         $ 28,105
                                                            =======          ========          =======          ========

In the first quarter the Company posted a one-time benefit for refundable alternative minimum taxes under the "Job Creation and Worker Assistance Act of 2002" (the Act) of $2.5 million. The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

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

10.      INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE

The following table sets forth the computation of income from continuing operations per share:

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30,
                                                        --------------------------          --------------------------
                                                          2002              2001              2002              2001
                                                        --------          --------          --------          --------
Numerator:
   Loss from continuing operations                      $ (3,635)         $(37,121)         $   (634)         $(35,955)
Denominator:
   Denominator for basic and diluted income
   from  continuing operations per share -
   weighted average shares                                65,281            64,695            65,245            64,639
                                                        --------          --------          --------          --------
Loss from continuing operations
   per weighted average basic and diluted
   common share                                         $  (0.06)         $  (0.57)         $  (0.01)         $  (0.56)
                                                        ========          ========          ========          ========

11.      SEGMENT REPORTING

In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Wireless Messaging (Paging) segment, the Company currently operates in one business segment, the Enhanced Services and Unified Communications segment, its "Continuing Operations". Glenayre systems allow users to manage voice, fax and e-mail messages in a single, centralized mailbox and are designed on open platforms with a standards-based architecture supporting IP and traditional telephony networks for the evolution from 2G to 2.5G and 3G services.

12.      CONTINGENT LIABILITY

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim's building lease payments through June 2006. The maximum contingent liability as of June 30, 2002 for this obligation is approximately $2.5 million.

13.      RELATED PARTY TRANSACTIONS

In August 2001, in connection with the relocation of its President and Chief Executive Officer, the Company loaned the executive $350,000, which was fully secured by his primary residence. In May 2002, the loan was repaid in full. The promissory note bore interest at 6.75%, required 11 monthly payments of $2,500 and the balance was to be paid on or before August 10, 2002.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (TABULAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

14.      RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS No. 144 was adopted by the Company effective January 1, 2002 and the initial adoption did not have a significant impact on the Company's financial position and results of operations. The Company has facilities associated with its discontinued paging operations located in Vancouver, British Columbia and Singapore. These facilities are currently being actively marketed for sale and are considered held for sale assets. The Company will continue to monitor the status of the sales activities and market conditions surrounding these held for sale facilities throughout the remainder of 2002 and the potential impacts of SFAS No. 144 should these facilities not be sold on or prior to December 31, 2002.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements Nos. 4, 44, and 62, Amendment of FASB Statement No. 13 and Technical Corrections. For most companies, SFAS 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amends SFAS No. 13 for certain sales-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS 145 effective January 1, 2003. The Company is currently evaluating the impact of the adoption of this statement.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement.

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under "Risk Factors That May Affect Future Results" below. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

OVERVIEW

Glenayre is a global provider of communications messaging systems including Enhanced Services and Unified Communications solutions and products for service providers including wireless, fixed network, ISP and broadband. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company's Enhanced Services and Unified Communications products include a broad range of integrated messaging and personal communications services, such as voice, fax and e-mail messaging, voice navigation and voice dialing and unified communications. The Company's Unified Communications platform allows service providers to provide their subscribers access to voice, fax and e-mail messages from a single mailbox. Subscribers can create, send, receive and be notified of voice, fax and e-mail messages with a web browser, a wireless personal digital assistant or any mobile, wireless or wireline telephone.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, income taxes, warranty obligations, restructuring as well as contractual obligations associated with its discontinued Wireless Messaging (Paging) business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

The Company's revenue recognition policy is significant because its revenue is a key component of the Company's results of operations. In addition, the Company's revenue recognition determines the timing of certain expenses, such as commissions and royalties. The Company follows specific detailed guidelines in measuring revenue, however, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company's operating results to vary significantly from quarter to quarter and could result in future operating losses.

Commitments and Contingencies. During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain contingency, or loss, a loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectibility of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the agings of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Warranties. The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company's facilities.

Accrued Restructuring and Discontinued Operations. During fiscal year 2001, the Company recorded significant estimated liabilities in connection with the discontinuance of its Wireless Messaging (Paging) business and restructurings related to its continuing operations. These liabilities include, among other things, estimates pertaining to employee separation costs, and the settlements of contractual obligations resulting from these activities. Since the actual costs may differ from these original estimates, the Company performs on-going evaluations of the original estimates and makes revisions accordingly.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2002, the Company's net deferred tax asset was fully reserved. The Company has assessed the realizability of the net deferred asset at June 30, 2002 and determined due to the significant net operating losses, primarily relating to the Company's discontinued Wireless Messaging (Paging) business and recent operating losses incurred by its remaining restructured business, no historical basis for projecting future taxable income exists and therefore the entire net deferred tax asset should be reserved. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

DISCONTINUED OPERATIONS

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers' financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company's consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company's consolidated balance sheet as of June 30, 2002. See Note 3 to the Company's Condensed Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Wireless Messaging (Paging) segment. This loss consisted of (a) operating losses of approximately $46.8 million incurred in the Wireless Messaging (Paging) segment and (b) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs,

(v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill existing contractual obligations and (ix) net tax expense, primarily related to a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, were completed in May 2002. As of June 30, 2002, the Company reported net realizable assets of approximately $10.6 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia and Singapore that are currently being marketed for sale. The Company has classified these assets as "Assets held for sale, discontinued operations, net" in the current assets section of its Condensed Consolidated Balance Sheet. In 2002, the Company adopted FAS 144, which may impact the accounting for these long-lived assets held for sale to be classified as held for use in its continuing operations if certain requirements can not be met and may require adjustment and reclassifications to its results of continuing operations. The Company reported current liabilities and non-current liabilities of $10.6 million and $19.5 million, respectively, at June 30, 2002, related to the discontinued Wireless Messaging (Paging) segment. Approximately $3.6 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $26.5 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of
(i) employee termination costs; (ii) lease commitment costs; (iii) estimated operating costs during the wind down period; and (iv) other estimated business exit costs related to meeting customer contractual commitments. The Company estimates that approximately $5 million of these one-time charges will be disbursed during the remainder of 2002, approximately $10 million in 2003 and the remaining in 2004 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place in 2001. A portion of this team remains in place and is currently focused on managing the Company's contractual obligations and commitments which existed prior to the formal disposal. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments as well as the real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to its future obligations associated with its pre-existing contractual commitments. See Note 3 to the Company's Condensed Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

The following table sets forth for the periods indicated the percentage of net sales of continuing operations represented by certain line items from Glenayre's consolidated statements of operations:

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                     June 30,
                                                                  -------------------           -------------------
                                                                  2002           2001           2002           2001
                                                                  ----           ----           ----           ----
REVENUES:
   Product sales                                                    76%            84%            80%            86%
   Service revenues                                                 24             16             20             14
                                                                  ----           ----           ----           ----
      Total Revenues                                               100            100            100            100
                                                                  ----           ----           ----           ----
COST OF REVENUES (EXCLUSIVE OF
DEPRECIATION AND AMORTIZATION SHOWN
SEPARATELY BELOW):
   Cost of sales                                                    34             24             30             32
   Cost of services                                                 14             12             11             12
                                                                  ----           ----           ----           ----
      Total Cost of Revenues                                        48             36             41             44
                                                                  ----           ----           ----           ----
GROSS MARGIN (EXCLUSIVE OF DEPRECIATION
  AND AMORTIZATION SHOWN SEPARATELY BELOW):                         52             64             59             56
OPERATING EXPENSES:
Selling, general and administrative expense                         40             40             37             43
Provision for doubtful receivables, net of recoveries               (2)            (3)            (1)             1
Research and development expense                                    23             19             20             21
Restructuring expense adjustment                                     3             35              1             18
Depreciation and amortization expense                               12              9             11              9
Adjustment to loss on sale of business                              --             --             --              *
                                                                  ----           ----           ----           ----
    Total Operating Expenses                                        76            100             68             92
                                                                  ----           ----           ----           ----
OPERATING LOSS                                                     (24)           (36)            (9)           (36)
                                                                  ----           ----           ----           ----
OTHER INCOME (EXPENSES):
Interest income, net                                                 3              4              2              5
Loss on disposal of assets, net                                      *             (6)             *             (3)
Realized and unrealized gain (loss) on
   available-for-sale securities, net                                1              4             (1)            20
Other, net                                                           *             (2)             *             (1)
                                                                  ----           ----           ----           ----
     Total Other Income                                              4              0              1             21
                                                                  ----           ----           ----           ----

LOSS FROM CONTINUING OPERATIONS BEFORE  INCOME TAXES               (20)           (36)            (8)           (15)

Provision (benefit) for income taxes                                --            104             (6)            52
                                                                  ----           ----           ----           ----
LOSS FROM CONTINUING
   OPERATIONS                                                      (20)%         (140)%           (2)%          (67)%
                                                                  ====           ====           ====           ====

---------------
* less than 0.5

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues. Total revenues for the three months ended June 30, 2002 decreased 32% to $18.1 million as compared to $26.5 million for the three months ended June 30, 2001. Product sales for the three months ended June 30, 2002 decreased 38% to $13.7 million as compared to $22.2 million for the three months ended June 30, 2001. The decrease in product sales for the three months ended June 30, 2002 was due primarily to the overall slowing of service provider capital spending and accelerated customer purchasing in the first quarter of 2002. Service revenues for the three months ended June 30, 2002 increased to $4.4 million as compared to $4.3 million for the three months ended June 30, 2001.

International revenues increased to $4.5 million for the three months ended June 30, 2002 as compared to $3.3 million for the three months ended June 30, 2001 and accounted for 25% and 12% of total net sales for the three months ended June 30, 2002 and 2001, respectively. The increase was mainly due to an increase of approximately $1.1 million of product sales in Latin America.

The Company is cautious about the timing of a market recovery in the telecommunications sector and is planning for quarterly revenue to remain consistent with the second quarter levels, ranging between $17 and $19 million for the remainder of 2002. However, there can be no assurance that the Company's revenue levels will remain at, reach or exceed historical levels in any future period.

During the three months ended June 30, 2002, three customers individually accounted for approximately 17%, 17% and 15%, respectively, of the Company's total revenue from continuing operations. For the three months ended June 30, 2001, three customers individually accounted for 44%, 14% and 10%, respectively, of the Company's total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company's business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on product sales and services, exclusive of depreciation and amortization, was 52% for the three months ended June 30, 2002 compared to 64% for the three months ended June 30, 2001. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 55% for the three months ended June 30, 2002 compared to 71% for the three months ended June 30, 2001. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 43% for the three months ended June 30, 2002 compared to a 26% for the three months ended June 30, 2001. The decrease in the product margin is primarily a result of lower volume of product revenue combined with more competitive pricing and increased shipments of non-revenue generating new product test systems. Service margins increased in 2002 as a result of the Company's restructuring activities, including the abandonment of its prepaid product line, which contributed disproportionately to the cost of services in the prior year. Glenayre's margins may be affected by several factors including (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. Increased competition in its industry has adversely affected the Company's margins. At the currently projected revenue levels for the remainder of 2002, the Company anticipates total gross margins in the mid-fifty percent range. However, there can be no assurance that the Company's gross margins will meet these anticipated levels.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $7.3 million and $10.8 million for the three months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities initiated in June 2001 and employee relocation costs incurred in the second quarter of 2001 related to the closure and transition from the Charlotte office to the Atlanta office.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $403,000 for the three months ended June 30, 2002 as compared to a credit of $824,000 for the three months ended June 30, 2001. The credits were a result of collections made during the second quarters of 2002 and 2001 of older receivables previously reserved as part of the Company's reserve calculation and adjustments to bad debt expense reflecting the Company's assessment of its current credit risk.

Research and Development Expense. Research and development expenses were $4.1 million and $5.0 million for the three months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities, including the elimination of the prepaid product line's research and development group and reduced subcontracting expenses. The Company relies on its research and development programs for new products and the improvement of existing products to grow net sales. Research and development costs are expensed as incurred.

Restructuring Expense. During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 for employee severance and outplacement services related to the reduction of the Company's workforce by approximately 30 positions. Additionally, the Company recorded net favorable reductions to its original estimates associated with the Company's 2001 restructuring activities, described below, of $182,000 primarily related to a reduction in the prepaid product-line warranty obligation partially offset by a decrease in the estimated recoveries related to subleasing vacated leased facilities. During the second quarter of 2001, in connection with the phase out of the Company's prepaid product line and the relocation of the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, the Company recorded pre-tax restructuring charges of approximately $9.4 million and approximately $1.8 million in impairment charges associated with long-lived assets. As a result of these restructuring activities, the Company incurred a reduction of approximately 160 positions impacting several functional areas of the Company and expensed approximately $3.8 million for employee severance and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $3.5 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company's decision to abandon its prepaid product line. See Note 2 to the Company's Condensed Consolidated Financial Statements.

Depreciation. Depreciation expense was approximately $2.3 million for each of the three months ended June 30, 2002 and 2001.

Interest Income, Net. Interest income, net was $520,000 and $1.1 million for the three months ended June 30, 2002 and 2001, respectively. Interest earned for the three months ended June 30, 2002 is lower primarily due to lower yields on investment instruments than during the 2001 comparable period partially offset by increased cash and cash equivalent and short-term investment balances in 2002.

Realized and Unrealized Gain (Loss) on Available-for-Sale Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company began selling its shares of MUX. In March 2002, MUX merged with Proxim Corporation and is referred to hereafter as "Proxim". During the three months ended June 30, 2002 and 2001, the Company sold approximately 57,000 and 190,000 shares of Proxim and realized pre-tax gains of approximately $122,000 and $1.1 million, respectively. As of June 30, 2002, the Company has fully liquidated its investment in Proxim securities. See Note 8 to the Company's Condensed Consolidated Financial Statements.

Provision for Income Taxes. Notwithstanding the Company's operating loss during the second quarter of 2002, due to the significant net operating loss carryforwards available to the Company, no tax benefit was recognized in the second quarter of 2002. During the second quarter of 2001, a tax provision of approximately $27.5 million was recognized related to an increase in the valuation allowance associated with its continuing operations net deferred tax assets of approximately $30.9 million. The increase in the valuation allowance in 2001 related primarily to the Company's discontinuance of its Wireless Messaging (Paging) business and that its remaining restructured business did not provide a historical basis for projecting future taxable income. Should the Company become profitable in the future, a portion of the valuation allowance will be reversed and partially offset future provisions for US federal and state income taxes. The second quarter 2002 and 2001 effective tax rate differed from the combined US federal and state statutory tax rate due primarily to the change in valuation allowance. See Note 9 to the Company's Condensed Consolidated Financial Statements.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Revenues. Total revenues for the six months ended June 30, 2002 decreased 22% to $41.5 million as compared to $53.4 million for the six months ended June 30, 2001. Product sales for the six months ended June 30, 2002 decreased 28% to $33.1 million as compared to $46.0 million for the six months ended June 30, 2001. The decrease in product sales for the six months ended June 30, 2002 was due primarily to the overall slowing of service provider capital spending and no revenues in 2002 from the Company's prepaid product line which was eliminated as part of the Company's second quarter 2001 restructuring. Service revenues for the six months ended June 30, 2002 increased 13% to $8.5 million as compared to $7.5 million for the six months ended June 30, 2001. The increase in net service revenues was due to the increase in installed base of messaging systems, which resulted in increased extended warranty services revenues.

International revenues were $7.3 million for the six months ended June 30, 2002 as compared to $7.6 million for the six months ended June 30, 2001 and accounted for 17% and 14% of total revenues for the six months ended June 30, 2002 and 2001, respectively.

During the six months ended June 30, 2002, three customers individually accounted for approximately 24%, 18% and 15%, respectively, of the Company's total revenue from continuing operations. For the six months ended June 30, 2001, three customers individually accounted for 31%, 14% and 11%, respectively, of the Company's total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company's business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on product sales and services, exclusive of depreciation and amortization, was 59% for the six months ended June 30, 2002 compared to 56% for the six months ended June 30, 2001. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 62% for the six months ended June 30, 2002 compared to 64% for the six months ended June 30, 2001. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 44% for the six months ended June 30, 2002 compared to 12% for the six months ended June 30, 2001. The decrease in the product margin is primarily a result of lower volume of product revenue combined with more competitive pricing and increased shipments of non-revenue generating new product test systems. Service margins increased in 2002 as a result of the Company's restructuring activities, including the abandonment of its prepaid product line, which contributed disproportionately to the cost of services in the prior year. Glenayre's margins may be affected by several factors including
(i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. Increased competition in its industry has adversely affected the Company's margins. At the currently projected revenue levels for the remainder of 2002, the Company anticipates total gross margins in the mid-fifty percent range. However, there can be no assurance that the Company's gross margins will meet these anticipated levels.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $15.3 million and $23.1 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities and reduced expenditures for trade show and other selling and marketing activities during the first quarter of 2002.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $342,000 for the six months ended June 30, 2002 as compared to a provision of $738,000 for the six months ended June 30, 2001. The credit during the first six months of 2002 was a result of collections made during the second quarter of 2002 of older receivables previously reserved as part of the Company's reserve calculation and adjustments to bad debt expense reflecting the Company's assessment of its current credit risk. The provision for the first six months of 2001, included a provision of $1.4 million due to the discontinuance of operations of one customer which was partially offset by collections made during the second quarter of 2001 of older receivables previously reserved.

Research and Development Expense. Research and development expenses were $8.4 million and $11.3 million for the six months ended June 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities, including the elimination of the prepaid product line's research and development group, and reduced subcontracting expenses during the second quarter of 2002. The Company relies on its research and development programs for new products and the improvement of existing products to grow net sales. Research and development costs are expensed as incurred.

Restructuring Expense. During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 related to the reduction of the Company's workforce by approximately 30 positions. Additionally, during the first six months of 2002, the Company recorded net reductions to its original estimates associated with the Company's 2001 restructuring activities, described below, of $392,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge, reduced accrued severance benefits related to the reduction of the Company's workforce and the reduction in the prepaid product-line warranty obligation which were partially offset by a decrease in the estimated recoveries related to subleasing vacated leased space. During the second quarter of 2001, in connection with the phase out of the Company's prepaid product line and the relocation of the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, the Company recorded pre-tax restructuring charges of approximately $9.4 million and approximately $1.8 million in impairment charges associated with long-lived assets. As a result of these restructuring activities, the Company incurred a reduction of approximately 160 positions impacting several functional areas of the Company and expensed approximately $3.8 million for employee severance and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $3.5 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company's decision to abandon its prepaid product line. See Note 2 to the Company's Condensed Consolidated Financial Statements.

Depreciation. Depreciation expense remained consistent at $4.5 million and $4.7 million for the six months ended June 30, 2002 and 2001, respectively.

Interest Income, Net. Interest income, net was $999,000 and $2.5 million for the six months ended June 30, 2002 and 2001, respectively. Interest earned for the six months ended June 30, 2002 is lower primarily due to lower yields on investment instruments than during the 2001 comparable period partially offset by increased cash and cash equivalent and short-term investment balances in 2002.

Realized and Unrealized Gain (Loss) on Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation ("MUX") and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company began selling its shares of MUX. In March 2002, MUX merged with Proxim Corporation and is referred to hereafter as "Proxim". During the six months ended June 30, 2002 and 2001, the Company sold approximately 137,000 and 1.2 million shares of Proxim and realized pre-tax gains of approximately $301,000 and $11.9 million, respectively. The realized gain on the sales of Proxim securities during the first six months of 2002 and 2001 was offset by permanent impairment charges of approximately $77,000 and $877,000, respectively, related to the Company's investment in Multi-Link Telecommunications, Inc. In addition, during the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management's review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company's technology, operating performance and financial condition. See Note 8 to the Company's Condensed Consolidated Financial Statements.

Provision for Income Taxes. The Company recorded a $2.5 million one-time tax benefit during the first quarter of 2002 for refundable alternative minimum taxes under the "Job Creation and Worker Assistance Act of 2002" (the Act). The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income can utilize this provision to obtain a refund. Notwithstanding the Company's operating loss during the first six months of 2002, due to the significant net operating loss carryforwards available to the Company, no tax benefit was recognized in the second quarter of 2002 as a result of this operating loss. The effective tax rate for the six months ended June 30, 2002 differed from the combined U.S. federal and state statutory tax rate due primarily to this one-time tax benefit and the increase in the valuation allowance recorded to reflect no tax benefit from the operating losses incurred during the first six months of 2002. The effective tax rate for the six months ended June 30, 2001 differed from the combined U.S. federal and state statutory tax rate due primarily to the change in valuation allowance.

FINANCIAL CONDITION AND LIQUIDITY

Overview. At June 30, 2002 the Company had cash and cash equivalents, short-term investments and restricted cash totaling $102.7 million. The restricted cash of approximately $354,000 at June 30, 2002 consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At June 30, 2002, Glenayre's principal source of liquidity is its $97.4 million of cash and cash equivalents and $5.0 million in short-term investments. The Company's cash generally consists of money market demand deposits and the Company's cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at June 30, 2002 consist of bank certificates of deposit with an original maturity of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company's loss on disposal of discontinued operations (see Discontinued Operations) for the year ended December 31, 2001 were charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during a transition period no longer than twelve months and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. The Company expects substantially all of the cash payments to be completed by December 31, 2002 with the exception of contractual obligations, which could extend through 2007, and lease termination costs. At June 30, 2002, approximately $30 million in discontinued operations liabilities remain outstanding of which the Company anticipates disbursements of approximately $5 million during the remainder of 2002, approximately $10 million in 2003 and the remainder in 2004 and beyond.

Included in the Company's year ended December 31, 2001 losses from continuing operations were restructuring charges totaling approximately $9.8 million for employee termination benefits, prepaid product contractual obligations and consolidation and facility exit costs (see Note 2 to the Company's Condensed Consolidated Financial Statements). The Company expects substantially all of the cash payments for these restructuring activities to be completed by December 31, 2002 with the exception of lease termination costs which could require cash payments through 2005 if a sub-lessee is not obtained. As of June 30, 2002, the Company has paid out approximately $6.7 million of these restructuring obligations.

Operating Activities. Cash provided by (used in) operating activities, including both continuing and discontinued operations, was $9.4 million and ($10.6) million for the six months ended June 30, 2002 and 2001, respectively.

Restricted cash decreased $4.9 million to $354,000 at June 30, 2002 from $5.2 million at December 31, 2001. This decrease was primarily due to the expiration of time deposits pledged as collateral to secure letters of credit during the first six months of 2002.

Accounts receivable decreased $3.7 million to $13.5 million at June 30, 2002 from $17.2 million at December 31, 2001. The decrease in accounts receivable is primarily due to aggressive collection of accounts receivable as well as the decrease in revenues in the second quarter of 2002 as compared to the fourth quarter of 2001. Average days sales outstanding at June 30, 2002 were approximately 59 days as compared to 72 days at December 31, 2001.

Inventories related to continuing operations increased $451,000 to $8.6 million at June 30, 2002 from $8.2 million at December 31, 2001. The increase in inventory is primarily due to a January 2002 large volume purchase of circuit cards used in the manufacture of the Company's messaging systems.

Accounts payable decreased $2.6 million to $4.1 million at June 30, 2002 compared to $6.7 million at December 31, 2001 primarily as a result of timing of payments at the end of the periods and reduced inventory purchases and operating cost levels during 2002. Accrued liabilities related to continuing operations at June 30, 2002 decreased $3.3 million compared to December 31, 2001 primarily due to the payment of severance and facility costs associated with the Company's 2001 restructuring activities of its continuing operations and reduced employee related accruals.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease back of the new office tower to meet its ongoing operational needs. However, as a result of the Company's decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. In 2001, the Company spent approximately $7 million related to the Vancouver new office tower development. During the six months ended June 30, 2002, the Company spent approximately $1.5 million related to the office tower development. At June 30, 2002 the Company has outstanding contractual commitments to spend an additional $2.1 million to complete the office tower build-out. At June 30, 2002, the Vancouver facility is recorded on the balance sheet as an asset held for sale at its fair value net of selling costs.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia. The Company is continuing its efforts to divest the Vancouver and Singapore facilities, however given its current cash position, the Company has postponed activities related to the sale leaseback of its Atlanta headquarters until real estate market conditions improve.

During the first six months of 2002, the Company has made approximately $1.5 million in capital expenditures in its continuing operations mainly related to equipment purchases to support its ongoing research and development efforts.

Income Tax Matters. Glenayre's recent cash outlays for taxes have been limited primarily to foreign income taxes. As of June 30, 2002, the Company has an income tax receivable of approximately $6.4 million associated with various tax filings including, among other things, the Company's $2.5 million carryback claim of alternative minimum taxes paid and approximately $2.8 million related to Canadian tax refunds. The Company received refunds of approximately $3.4 million during July and August of 2002 and anticipates that it will receive the remaining refunds during the fourth quarter of 2002.

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

Variability of Quarterly Results and Dependence on Key Customers

The Company's financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the six months ended June 30, 2002, three customers individually accounted for approximately 24%, 18% and 15%, respectively, of the Company's total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers may have a material adverse effect on the Company's business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers' communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company's newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product's completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company's performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

Effective Convergence of Technologies

During 2001 and the first six months of 2002, the market for the Company's products has contracted as a result of reduced North American carrier spending. Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its Enhanced Services and Unified Communications platform and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH(TM). The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company's business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

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

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre's products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People's Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre's proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful. Regardless, with respect to currently pending claims, the Company does not believe that resolving these claims will have a material adverse effect on the Company.

Potential Changes in Government Regulation

Many of Glenayre's products connect to public telecommunications networks. While many of Glenayre's current Enhanced Services and Unified Communications platform solutions are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. When introducing products to a market, there is no assurance that the Company's customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company's ability to sell products in that market. Regulatory approvals generally must be obtained by Glenayre in connection with the manufacture and sale of certain of its products, and by Glenayre's telecommunications service provider customers to operate the systems that utilize certain Glenayre products. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre's products.

International Business Risks

Approximately 17% and 19% of the first six months of 2002 and year ended 2001 total revenues from continuing operations, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre's products and services for the first six months of 2002 and the year ended 2001 were negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company's currency exchange fluctuation risk.

Continuation and Expansion of Third Party Agreements

Glenayre has entered into initiatives with third parties that provide development services, products and channels to market that are used to enhance the Company's business and is continuing to explore additional third party alternatives. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute Glenayre's products and Glenayre intends to enter into service reseller arrangements. Glenayre is dependent upon these third parties to augment its research and development efforts as well as to distribute Glenayre's products and services and increase its product offerings. If these third parties are not successful or the agreements are terminated, it may have a material adverse effect on Glenayre's business. Glenayre intends to continue entering into agreements and initiatives with third parties; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. The inability of Glenayre to enter into agreements with third parties on acceptable terms may have a material adverse effect on Glenayre's business.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as it relates to demand deposits denominated in non-functional currencies. At June 30, 2002, approximately U.S. $1.5 million or 1.5% of the Company's cash balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately ($150,000). Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $150,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of June 30, 2002.

PART II - OTHER INFORMATION

ITEMS 2, 3 AND 5 ARE INAPPLICABLE AND HAVE BEEN OMITTED.

ITEM 1.  LEGAL PROCEEDINGS

In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. in Vancouver, British Columbia seeking total damages of over $12 million (Canadian) for return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges paid by the Company in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against the Company for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). During the second quarter of 2002, Pilot Pacific and its chief executive officer issued news releases with unsubstantiated allegations and claims relating to this project. Based on the investigations conducted in the lawsuits to date, the Company believes it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in both the counterclaims and news releases. As a result, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's Annual Meeting of Stockholders held on May 16, 2002, the following matters were submitted to a vote of the stockholders of the Company and the results were as follows:

(i) The election of three directors each to serve a three-year term expiring 2005:

Nominees                      Shares Voted in Favor        Shares Withheld
--------                      ---------------------        ---------------
Ramone D. Ardizzone                54,660,847                  549,702
Eric L. Doggett                    54,351,347                  859,202
Stephen P. Kelbley                 54,794,675                  415,874

(ii) The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 54,903,068 in favor, 217,734 against and 89,747 abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                EXHIBIT 10.1     Executive Severance Benefit Agreement, dated May 17, 2002, between the
                                 Company and Rolf Madson is filed herewith.*
                EXHIBIT 15.1     Letter regarding unaudited interim financial information.
                EXHIBIT 99.1     Certification Statement of Chief Executive Officer.
                EXHIBIT 99.2     Certification Statement of Chief Financial Officer.

---------------
*Management contract.

         (b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Glenayre Technologies, Inc.
                                       -----------------------------------------
                                                     (Registrant)



                                       /s/ Debra Ziola
                                       -----------------------------------------
                                       Debra Ziola
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Date: August 13, 2002