Form 10-Q
period 2002-09-30
GLENAYRE TECHNOLOGIES INC
filed 2002-11-05
CIK 808918

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at November 4, 2002 was 65,425,351 shares.

Glenayre Technologies, Inc. and Subsidiaries

INDEX

Part I — Financial Information:

        Item 1. Financial Statements

Glenayre Technologies, Inc. and Subsidiaries

Independent Auditors’ Review Report

To the Board of Directors and Stockholders of
Glenayre Technologies, Inc.
Atlanta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, the condensed consolidated statement of stockholders’ equity for the nine-month period ended September 30, 2002 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Atlanta, Georgia October 21, 2002

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$70,965	$89,149
Short-term investments	35,862	—
Restricted cash	217	5,227
Accounts receivable, net	11,291	17,153
Inventories, net	7,928	8,168
Inventories, discontinued operations, net	—	282
Assets held for sale	—	4,350
Assets held for sale, discontinued operations, net	10,755	11,154
Prepaid expenses and other current assets	6,062	3,846

Total Current Assets	143,080	139,329
Property, plant and equipment, net	29,553	35,588
Other assets	819	2,479

TOTAL ASSETS	$173,452	$177,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,464	$6,729
Accrued liabilities	23,795	28,770
Accrued liabilities, discontinued operations	13,639	24,654

Total Current Liabilities	40,898	60,153
Other liabilities	6,664	7,669
Accrued liabilities, discontinued operations — noncurrent	16,936	13,884
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2002 - 65,425,351 shares; 2001 - 64,971,834 shares	1,308	1,299
Contributed capital	361,468	361,011
Accumulated deficit	(253,822)	(267,251)
Accumulated other comprehensive income	—	631

Total Stockholders’ Equity	108,954	95,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,452	$177,396

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

REVENUES:
Product sales	$9,466	$18,060
Service revenues	4,989	4,582

Total Revenues	14,455	22,642

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	4,720	6,052
Cost of services	2,348	2,477

Total Cost of Revenues	7,068	8,529

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	7,387	14,113
OPERATING EXPENSES:
Selling, general and administrative expense	5,948	8,741
Provision for doubtful receivables, net of recoveries	(510)	838
Research and development expense	4,143	4,350
Restructuring expense	199	1,388
Depreciation and amortization expense	2,537	2,117

Total Operating Expenses	12,317	17,434

OPERATING LOSS	(4,930)	(3,321)

OTHER INCOME (EXPENSES):
Interest income, net	709	770
Gain (loss) on disposal of assets, net	(20)	13
Realized and unrealized gain on securities, net	—	636
Other, net	(115)	(410)

Total Other Income	574	1,009

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(4,356)	(2,312)
Provision (benefit) for income taxes	(190)	(491)

LOSS FROM CONTINUING OPERATIONS	(4,166)	(1,821)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	2,371	1,084

NET LOSS	$(1,795)	$(737)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.06)	$(0.03)
Discontinued operations	0.04	0.02

Net loss per weighted average common share	$(0.03)	$(0.01)

INCOME (LOSS) PER COMMON SHARE -— ASSUMING DILUTION (1):
Loss from continuing operations	$(0.06)	$(0.03)
Discontinued operations	0.04	0.02

Net loss per weighted average common share	$(0.03)	$(0.01)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may slightly impact amounts presented.

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

REVENUES:
Product sales	$42,549	$64,036
Service revenues	13,447	12,038

Total Revenues	55,996	76,074

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	17,163	22,798
Cost of services	7,102	9,055

Total Cost of Revenues	24,265	31,853

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	31,731	44,221
OPERATING EXPENSES:
Selling, general and administrative expense	21,242	31,878
Provision for doubtful receivables, net of recoveries	(851)	1,576
Research and development expense	12,585	15,693
Restructuring expense	566	10,793
Depreciation and amortization expense	7,047	6,836
Adjustment to loss on sale of business	—	(94)

Total Operating Expenses	40,589	66,682

OPERATING LOSS	(8,858)	(22,461)

OTHER INCOME (EXPENSES):
Interest income, net	1,708	3,273
Gain (loss) on disposal of assets, net	13	(1,754)
Realized and unrealized gain (loss) on securities, net	(250)	11,656
Other, net	(16)	(876)

Total Other Income	1,455	12,299

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,403)	(10,162)
Provision (benefit) for income taxes	(2,603)	27,614

LOSS FROM CONTINUING OPERATIONS	(4,800)	(37,776)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	18,229	(233,461)

NET INCOME (LOSS)	$13,429	$(271,237)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.07)	$(0.58)
Discontinued operations	0.28	(3.61)

Net income (loss) per weighted average common share	$0.21	$(4.19)

INCOME (LOSS) PER COMMON SHARE -— ASSUMING DILUTION (1):
Loss from continuing operations	$(0.07)	$(0.58)
Discontinued operations	0.28	(3.61)

Net income (loss) per weighted average common share	$0.21	$(4.19)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may slightly impact amounts presented.

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock				Other	Total
			Contributed	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income	Equity

Balances, January 1, 2002	64,972	$1,299	$361,011	$(267,251)	$631	$95,690
Net income				13,429		13,429
Other Comprehensive Income:
Adjustment to unrealized gain on securities available-for-sale, net of tax					(631)	(631)

Comprehensive Income						12,798
Shares issued for ESP Plan and option exercises	453	9	457			466

Balances, September 30, 2002	65,425	$1,308	$361,468	$(253,822)	$—	$108,954

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$14,257	$15,453
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,011)	(18,584)
Proceeds from sale of property, plant and equipment	4,560	217
Investment in short-term securities	(35,862)	—
Proceeds from sale of available-for-sale securities	406	14,745

Net cash used in investing activities	(32,907)	(3,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	466	1,263
Repurchase of common stock	—	(70)

Net cash provided by financing activities	466	1,193

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,184)	13,024
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	89,149	71,866

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,965	$84,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$36	$97
Taxes	180	1,484

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period’s financial information to conform with the presentation used in 2002. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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

The consolidation and exit process for all of these above facilities was completed by the end of the first quarter 2002. Payments and charges related to severance and outplacement services, and consolidation and exit costs were approximately $2.9 million and $1.4 million, respectively, during the nine months ended September 30, 2002. The restructuring reserve balance was approximately $2.6 million at September 30, 2002. Management believes the remaining reserves for this business restructuring will be adequate to complete this consolidation and exit plan.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 30 positions impacting several functional areas within the Company. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 restructuring activities of $182,000 primarily related to a reduction in the prepaid product line warranty obligation partially offset by additional facility lease expenses.

During the third quarter of 2002, the Company recorded a restructuring charge of $199,000 for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 18 positions including 15 manufacturing positions at the Company’s Quincy, Illinois manufacturing facility.

The following is a summary of activity for the nine months ended September 30, 2002 related to the restructuring reserves:

		Business Exit,
	Severance	Lease Cancellation
	and Benefits	and Other Costs	Total

Balance at December 31, 2001	$2,500	$3,817	$6,317
Expense accrued	958	—	958
Credits and changes in estimates	(62)	(330)	(392)
Payments and charges	(2,894)	(1,363)	(4,257)

Balance at September 30, 2002	$502	$2,124	$2,626

3. Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on its communications messaging systems business consisting of its Enhanced Services Platform and Unified Communication systems segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of September 30, 2002 in accordance with Accounting Principles Board Opinion No. 30. All business transactions related to the Wireless Messaging (Paging) segment, with the exception of those relating to ongoing contractual obligations, ceased in May 2002.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Results of discontinued operations consist of the following:

	Three Months	Three Months	Nine Months		Nine Months
	Ended	Ended	Ended		Ended
	September 30,	September 30,	September 30,		September 30,
	2002	2001	2002		2001

Net sales	$—	$6,318	$7,962	(1)	$29,411
Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	—	1,667	3,447	(1)	(46,807)
Provision for income taxes	—	583	—	(1)	583

Income (loss) from operations	—	1,084	3,447	(1)	(47,390)
Gain (loss) on disposal before income taxes	2,299	—	10,210		(156,800)
Provision (benefit) for income taxes	(72)	—	(4,572)		29,271

Income (loss) on disposal of discontinued operations	2,371	—	14,782		(186,071)

Net income (loss) from discontinued operations	$2,371	$1,084	$18,229		$(233,461)

(1)	Includes the results of discontinued operations from the beginning of the period to May 23, 2002, the end of the transition period.

The net income (loss) from discontinued operations consists of (a) operating losses incurred in the Wireless Messaging (Paging) segment adjusted for cash received from Wireless Messaging (Paging) trade receivables previously reserved and (b) an estimated loss on disposal of the segment which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during a no more than twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. These estimates are subject to adjustment resulting from, but not limited to, future changes in real estate market conditions or changes in estimates related to the wind down plan.

In the fourth quarter of 2001, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $408,000 was recorded. The adjustments to the original estimates made at May 23, 2001 were additional write-downs of the Vancouver and Singapore facilities offset by better than anticipated revenues during the transition period, favorable negotiation of inventory purchase commitments and the sale of intellectual property.

During the second and third quarters of 2002, the Company recorded additional reductions in the loss on disposal of discontinued operations of $15.8 million and $2.4 million, respectively, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities offset by additional write-down of the market values of the Vancouver and Singapore facilities.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

During September 2002, the Company received proceeds associated with notes receivable, which were fully reserved for, from a former wireless messaging customer as the result of the former customer emerging from bankruptcy under its plan of reorganization. Pursuant to the plan of reorganization, the Company received cash payments of approximately $1.2 million, including $432,000 related to prepayments for 2003 Glenayre Care services, newly issued notes receivable of approximately $3.6 million and approximately 235,000 shares of the former customer’s reorganized common stock. Given the uncertainty of the former customer’s future business operations, the Company has fully reserved the notes receivable and the investment in the common stock. However, the Company will continue to monitor the former customer’s operating performance in the future and may change its estimate of the net realizable values associated with the notes receivable and the investment in the common stock.

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

5. Restricted Cash and Short-Term Investments

Restricted cash at September 30, 2002 consisted of term deposits pledged as collateral to secure letters of credit substantially all of which expire in less than one year. Short-term investments at September 30, 2002 consisted of bank certificate of deposits and agency securities guaranteed by the U.S. Government with original maturities of greater than three months.

6. Accounts Receivable

Accounts receivable related to continuing operations consist of:

	September 30,	December 31,
	2002	2001

Trade receivables	$12,155	$19,681
Less: allowance for doubtful accounts	(864)	(2,528)

	$11,291	$17,153

7. Inventories

Inventories related to continuing operations consist of:

	September 30,	December 31,
	2002	2001

Raw materials	$4,062	$5,094
Work-in-process	1,000	1,627
Finished goods	2,866	1,447

	$7,928	$8,168

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and testing to customer third-party locations. The Company expenses the cost associated with new product test equipment upon the shipment from the Company’s facilities.

8. Other Assets and Comprehensive Income

During the first six months of 2002 the Company sold its remaining investment in Proxim Corporation (“Proxim”) which merged in March 2002 with Western Multiplex Corporation, a former subsidiary, of which the Company sold 95% of the equity in November 1999. During the nine months ended September 30, 2002 and 2001, the Company sold 136,800 and 1.6 million shares of Proxim stock at a pre-tax gain of $301,000 and $13.5 million, respectively. As of May 2002, the Company has fully liquidated its shares of Proxim and accordingly, the Company realized all previously unrealized holding gains related to this available-for-sale security. During the three months ended September 30, 2001, the Company sold 420,700 shares of Proxim stock at a pre-tax gain of $1.6 million.

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

Comprehensive income (loss) was $(1.8) million and $(2.7) million, respectively, for the three months ended September 30, 2002 and 2001 and $12.8 million and $(277.7) million, respectively, for the nine months ended September 30, 2002 and 2001.

9. Income Taxes

The Company’s consolidated income tax provision (benefit) was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income tax provision at federal U.S statutory rate	$(1,525)	$(809)	$(2,591)	$(3,558)
Increase in valuation allowance	1,488	263	2,601	31,137
Benefit from foreign sales corporation	—	50	—	—
State and foreign taxes, net of federal benefit and related valuation allowance	—	—	—	—
Benefit from NOL carryback claims	(161)	—	(2,641)	—
Other non deductibles	8	5	28	35

Income tax provision (benefit)	$(190)	$(491)	$(2,603)	$27,614

In the first quarter of 2002, the Company posted a one-time benefit for refundable alternative minimum taxes under the “Job Creation and Worker Assistance Act of 2002” (the Act) of $2.5 million. The Act became effective on March 9, 2002 and, among other things, extends the carryback period for net

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund.

10. Income from Continuing Operations per Common Share

The following table sets forth the computation of income from continuing operations per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator:
Loss from continuing operations	$(4,166)	$(1,821)	$(4,800)	$(37,776)
Denominator:
Denominator for basic and diluted income from continuing operations per share – weighted average shares	65,379	64,957	65,289	64,785

Loss from continuing operations per weighted average basic and diluted common share	$(0.06)	$(0.03)	$(0.07)	$(0.58)

11. Segment Reporting

In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Wireless Messaging (Paging) segment, the Company currently operates in one business segment, the Enhanced Services and Unified Communications segment, its continuing operations. Glenayre systems allow users to manage voice, fax and e-mail messages in a single, centralized mailbox and are designed on open platforms with a standards-based architecture supporting IP and traditional telephony networks for the evolution from 2G to 2.5G and 3G services.

12. Contingent Liability

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through June 2006. The maximum contingent liability as of September 30, 2002 for this obligation is approximately $2.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

14. Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 was adopted by the Company effective January 1, 2002 and the initial adoption did not have a significant impact on the Company’s financial position and results of operations. The Company has facilities associated with its discontinued paging operations located in Vancouver, British Columbia and Singapore. These facilities are currently being actively marketed for sale and are considered held for sale assets. The Company will continue to monitor the status of the sales activities and market conditions surrounding these held for sale facilities throughout the remainder of 2002 and the potential impacts of FAS 144 should these facilities not be sold on or prior to December 31, 2002.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement.

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Risk Factors That May Affect Future Results” below. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

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

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, investments, income taxes, warranty obligations and restructuring as well as contractual obligations associated with its discontinued Wireless Messaging (Paging) business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Commitments and Contingencies. During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain contingency, or loss, a loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5.

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

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Accrued Restructuring and Discontinued Operations. During fiscal year 2001, the Company recorded significant estimated liabilities and made significant revaluations of assets to their fair values net of selling costs in connection with the discontinuance of its Wireless Messaging (Paging) business and restructurings related to its continuing operations. These liabilities include, among other things, estimates pertaining to employee separation costs, and the settlements of contractual obligations resulting from these activities. Since the actual costs may differ from these original estimates, the Company performs on-going evaluations of the original estimates and makes revisions accordingly.

Deferred Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. At September 30, 2002, the Company’s net deferred tax asset was fully reserved. The Company has assessed the realizability of the net deferred asset at September 30, 2002 and determined due to the significant net operating losses, primarily relating to the Company’s discontinued Wireless Messaging (Paging) business and recent operating losses incurred by its remaining restructured business, no historical basis for projecting future taxable income exists and therefore the entire net deferred tax asset should be reserved. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s consolidated balance sheet as of September 30, 2002. See Note 3 to the Company’s Condensed Consolidated Financial Statements.

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

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, were completed in May 2002. As of September 30, 2002, the Company reported net realizable assets of approximately $10.8 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia and Singapore that are currently being marketed for sale. The Company has classified these assets as “Assets held for sale, discontinued operations, net” in the current assets section of its Condensed Consolidated Balance Sheet. In 2002, the Company adopted FAS 144, which may impact the accounting for these long-lived assets held for sale and require such assets to be reclassified as held for use in its continuing operations if certain requirements cannot be met and may require adjustment and reclassifications to its results of continuing operations.

The Company reported current liabilities and non-current liabilities of $13.6 million and $16.9 million, respectively, at September 30, 2002, related to the discontinued Wireless Messaging (Paging) segment. Approximately $3.5 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $27.0 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of (i) employee termination costs; (ii) lease commitment costs; (iii) estimated operating costs during the wind down period; and (iv) other estimated business exit costs related to meeting customer contractual commitments.

In the fourth quarter of 2001, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $408,000 was recorded. The adjustments to the original estimates made at May 23, 2001 were additional write-downs of the Vancouver and Singapore facilities offset by better than anticipated revenues during the transition period, favorable negotiation of inventory purchase commitments and the sale of intellectual property.

During the second and third quarters of 2002, the Company recorded additional reductions in the loss on disposal of discontinued operations of $15.8 million and $2.4 million, respectively, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities offset by additional write-down of the market values of the Vancouver and Singapore facilities.

The Company estimates that approximately $3 million of these one-time charges will be disbursed during the fourth quarter of 2002, approximately $12 million in 2003 and the remaining in 2004 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place in 2001. A portion of this team remains in place and is currently focused on managing the Company’s contractual obligations and commitments which existed prior to the formal disposal.

Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments as well as the real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to its future obligations associated with its pre-existing contractual commitments. See Note 3 to the Company’s Condensed Consolidated Financial Statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales of continuing operations represented by certain line items from Glenayre’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Product sales	65%	80%	76%	84%
Service revenues	35	20	24	16

Total Revenues	100	100	100	100

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	33	27	30	30
Cost of services	16	11	13	12

Total Cost of Revenues	49	38	43	42

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	51	62	57	58
OPERATING EXPENSES:
Selling, general and administrative expense	41	39	38	42
Provision for doubtful receivables, net of recoveries	(3)	4	(1)	2
Research and development expense	29	19	22	21
Restructuring expense adjustment	1	6	1	14
Depreciation and amortization expense	17	9	13	9
Adjustment to loss on sale of business	—	—	—	*

Total Operating Expenses	85	77	73	88

OPERATING LOSS	(34)	(15)	(16)	(30)

OTHER INCOME (EXPENSES):
Interest income, net	5	4	3	4
Gain (loss) on disposal of assets, net	*	*	*	(2)
Realized and unrealized gain (loss) on available-for-sale securities, net	*	3	*	15
Other, net	(1)	(2)	*	(1)

Total Other Income	4	5	3	16

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(30)	(10)	(13)	(14)
Provision (benefit) for income taxes	(1)	(2)	(4)	36

LOSS FROM CONTINUING OPERATIONS	(29)%	(8)%	(9)%	(50)%

*	less than 0.5%

Three Months Ended September 30, 2002 and 2001

Revenues. Total revenues for the three months ended September 30, 2002 decreased 36% to $14.5 million as compared to $22.6 million for the three months ended September 30, 2001. Product sales for the three months ended September 30, 2002 decreased 48% to $9.5 million as compared to $18.1 million for the three months ended September 30, 2001. The decrease in product sales for the three months ended September 30, 2002 was due primarily to the continued overall slowing of service provider capital spending. Service revenues for the three months ended September 30, 2002 increased to $5.0 million as compared to $4.6 million for the three months ended September 30, 2001. The increase in net service revenues was due to the increase in installed base of messaging systems, which resulted in increased extended warranty services revenues.

International revenues decreased to $2.4 million for the three months ended September 30, 2002 as compared to $5.0 million for the three months ended September 30, 2001 and accounted for 17% and 22% of total revenues for the three months ended September 30, 2002 and 2001, respectively. The decrease was mainly due to an overall decline in international service provider capital spending.

The Company is cautious about the timing of a market recovery in the telecommunications sector and is planning for fourth quarter revenue to decline from the third quarter level to approximately $12 million. However, there can be no assurance that the Company’s revenue levels will remain at, reach or exceed historical or anticipated levels in any future period.

During the three months ended September 30, 2002, three customers individually accounted for approximately 26%, 17% and 11%, respectively, of the Company’s total revenue from continuing operations. For the three months ended September 30, 2001, three customers individually accounted for 25%, 14% and 13%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on product sales and services, exclusive of depreciation and amortization, was 51% for the three months ended September 30, 2002 compared to 62% for the three months ended September 30, 2001. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 50% for the three months ended September 30, 2002 compared to 66% for the three months ended September 30, 2001. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 53% for the three months ended September 30, 2002 compared to a 46% for the three months ended September 30, 2001. The decrease in the product margin is primarily a result of lower volume of product revenue combined with more competitive pricing and higher provisions for warranty and obsolescence on legacy products. Service margins increased in 2002 as a result of the Company’s restructuring activities and the increased service revenue volume. Glenayre’s margins may be affected by several factors including (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. Increased competition in its industry has adversely affected the Company’s margins. At the currently projected revenue levels for the fourth quarter of 2002, the Company anticipates total gross margins in the low to mid fifty percent range. However, there can be no assurance that the Company’s gross margins will meet these anticipated levels.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $5.9 million and $8.7 million for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities initiated in September 2001, reduced expenditures for trade show and selling and marketing activities and reduced communications cost associated with a change in telecommunications service providers.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $510,000 for the three months ended September 30, 2002 as compared to a provision of $838,000 for the three months ended September 30, 2001. The credit was a result of collections made during the third quarter of 2002 of older receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk.

Research and Development Expense. Research and development expenses were $4.1 million and $4.4 million for the three months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities. The Company relies on its research and development programs for new products and the improvement of existing products to grow net sales. Research and development costs are expensed as incurred.

Restructuring Expense. During the third quarter of 2002, the Company recorded a restructuring charge of $199,000 for employee severance and outplacement services related to the reduction of the Company’s workforce by approximately 18 positions. During the third quarter of 2001, in connection with the phase out of the Company’s prepaid product line and the relocation of the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, the Company recorded pre-tax restructuring charges of approximately $1.4 million. As a result of these restructuring activities, the Company incurred a reduction of approximately 60 positions impacting several functional areas of the Company and expensed approximately $1.1 million for employee severance and outplacement services, and approximately $330,000 for retention bonuses earned primarily related to the positions eliminated during the second quarter of 2001. See Note 2 to the Company’s Condensed Consolidated Financial Statements.

Depreciation. Depreciation expense was $2.5 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively.

Interest Income, Net. Interest income, net was $709,000 and $770,000 for the three months ended September 30, 2002 and 2001, respectively. Interest earned for the three months ended September 30, 2002 is lower primarily due to lower yields on investment instruments than during the 2001 comparable period partially offset by increased cash and cash equivalent and short-term investment balances in 2002 as well as approximately $190,000 related to interest received on a federal tax refund received in July 2002. The Company’s current weighted average yield on its cash and investments is approximately 2.1%.

Realized and Unrealized Gain (Loss) on Available-for-Sale Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company began selling its shares of MUX. In March 2002, MUX merged with Proxim Corporation and is referred to hereafter as “Proxim”. During the three months ended September 30, 2001, the Company sold approximately 420,700 shares of Proxim and realized a pre-tax gain of approximately $1.6 million. As of June 30, 2002, the Company had fully liquidated its investment in Proxim securities. See Note 8 to the Company’s Condensed Consolidated Financial Statements.

Provision for Income Taxes. Notwithstanding the Company’s operating loss during the third quarter of 2002, due to the significant net operating loss carryforwards available to the Company, tax benefits of $190,000 and $491,000 were recognized in the third quarter of 2002 and 2001, respectively. The Company recorded a tax benefit of approximately $190,000 for the three months ended September 30, 2002 primarily related to the carryback of foreign net operating losses associated with its international operations. The third quarter 2002 and 2001 effective tax rate differed from the combined US federal and state statutory tax rate due primarily to the change in valuation allowance. See Note 9 to the Company’s Condensed Consolidated Financial Statements.

Nine Months Ended September 30, 2002 and 2001

Revenues. Total revenues for the nine months ended September 30, 2002 decreased 26% to $56.0 million as compared to $76.1 million for the nine months ended September 30, 2001. Product sales for the nine months ended September 30, 2002 decreased 34% to $42.5 million as compared to $64.0 million for the nine months ended September 30, 2001. The decrease in product sales for the nine months ended September 30, 2002 was due primarily to the overall slowing of service provider capital spending and no revenues in 2002 from the Company’s prepaid product line which was eliminated as part of the Company’s second quarter 2001 restructuring. Service revenues for the nine months ended September 30, 2002 increased 12% to $13.4 million as compared to $12.0 million for the nine months ended September 30, 2001. The increase in net service revenues was due to the increase in the installed base of messaging systems, which resulted in increased extended warranty service revenues.

International revenues were $9.7 million for the nine months ended September 30, 2002 as compared to $12.5 million for the nine months ended September 30, 2001 and accounted for 17% of total revenues for the nine months ended September 30, 2002 and 2001.

During the nine months ended September 30, 2002, three customers individually accounted for approximately 20%, 20% and 14%, respectively, of the Company’s total revenue from continuing operations. For the nine months ended September 30, 2001, three customers individually accounted for 30%, 14% and 13%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on product sales and services, exclusive of depreciation and amortization, was 57% for the nine months ended September 30, 2002 compared to 58% for the nine months ended September 30, 2001. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 60% for the nine months ended September 30, 2002 compared to 64% for the nine months ended September 30, 2001. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 47% for the nine months ended September 30, 2002 compared to 25% for the nine months ended September 30, 2001. The decrease in the product margin is primarily a result of lower volume of product revenue combined with more competitive pricing, increased shipments of non-revenue generating new product test systems and higher provisions for warranty and obsolescence on legacy products. Service margins increased in 2002 as a result of the Company’s restructuring activities, including the abandonment of its prepaid product line, which contributed disproportionately to the cost of services in the prior year. Glenayre’s margins may be affected by several factors including (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. Increased competition in its industry has adversely affected the Company’s margins. At the currently projected revenue levels for the remainder of 2002, the Company anticipates total gross margins in the low-to-mid fifty percent range. However, there can be no assurance that the Company’s gross margins will meet these anticipated levels.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $21.2 million and $31.9 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 and 2002 restructuring activities, reduced expenditures for legal matters, trade show and other selling and marketing activities during 2002 and reduced communications cost associated with a change in telecommunications service providers.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $851,000 for the nine months ended September 30, 2002 as compared to a provision of $1.6 million for the nine months ended September 30, 2001. The credit during the first nine months of 2002 was a result of collections made during 2002 of receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk. The provision for the nine months ended 2001, included a provision of $1.4 million due to the discontinuance of operations of one customer which was partially offset by collections made during the second quarter of 2001 of older receivables previously reserved.

Research and Development Expense. Research and development expenses were $12.6 million and $15.7 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to the reduced cost structure resulting from the 2001 restructuring activities, including the elimination of the prepaid product line’s research and development group. The Company relies on its research and development programs for new products and the improvement of existing products to grow net sales. Research and development costs are expensed as incurred.

Restructuring Expense. During the second and third quarters of 2002, the Company recorded restructuring charges of $759,000 and $199,000, respectively, related to the reduction of the Company’s workforce by approximately 48 positions. Additionally, during the first nine months of 2002, the Company recorded net reductions to its original estimates associated with the Company’s 2001 restructuring activities, described below, of $392,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge, reduced accrued severance benefits related to the reduction of the Company’s workforce and the reduction in the prepaid product-line warranty obligation, partially offset by a decrease in the estimated recoveries related to subleasing vacated leased space.

During the second and third quarters of 2001, in connection with the phase out of the Company’s prepaid product line and the relocation of the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, the Company recorded pre-tax restructuring charges of approximately $9.4 million and $1.4 million, respectively. Additionally, during the second quarter of 2001, the Company recorded $1.8 million in impairment charges associated with long-lived assets. As a result of these restructuring activities, the Company incurred a reduction of approximately 220 positions impacting several functional areas of the Company and expensed approximately $5.2 million for employee severance and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $3.5 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company’s decision to abandon its prepaid product line. See Note 2 to the Company’s Condensed Consolidated Financial Statements.

Depreciation. Depreciation expense remained consistent at $7.0 million and $6.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Interest Income, Net. Interest income, net was $1.7 million and $3.3 million for the nine months ended September 30, 2002 and 2001, respectively. Interest earned for the nine months ended September 30, 2002 is lower primarily due to lower yields on investment instruments than during the 2001 comparable period partially offset by increased cash and cash equivalent and short-term investment balances in 2002 as well as approximately $170,000 related to interest on a federal tax refund received in July 2002.

Realized and Unrealized Gain (Loss) on Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company began selling its shares of MUX. In March 2002, MUX merged with Proxim Corporation and is referred to hereafter as “Proxim”. During the nine months ended September 30, 2002 and 2001, the Company sold approximately 136,800 and 1.6 million shares of Proxim and realized pre-tax gains of approximately $301,000 and $13.5 million, respectively. The realized gain on the sales of Proxim securities during the first nine months of 2002 and 2001 was offset by permanent impairment charges of approximately $77,000 and $877,000, respectively, related to the Company’s investment in Multi-Link Telecommunications, Inc. In addition, during the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company’s technology, operating performance and financial condition. See Note 8 to the Company’s Condensed Consolidated Financial Statements.

Provision for Income Taxes. The Company recorded a $2.5 million one-time tax benefit during the first quarter of 2002 for refundable alternative minimum taxes under the “Job Creation and Worker Assistance Act of 2002” (the Act). The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income can utilize this provision to obtain a refund. In addition to the one-time tax benefit noted above, the Company recorded a tax benefit of approximately $123,000 for the nine months ended 2002 primarily related to the carryback of foreign net operating losses arising in 2001 associated with its international operations. The effective tax rate for the nine months ended September 30, 2002 differed from the combined U.S. federal and state statutory tax rate due primarily to the tax benefits noted previously and the increase in the valuation allowance recorded to reflect no tax benefit from the domestic operating losses incurred during the first nine months of 2002. The effective tax rate for the nine months ended September 30, 2001 differed from the combined U.S. federal and state statutory tax rate due primarily to the change in valuation allowance.

Financial Condition and Liquidity

Overview. At September 30, 2002 the Company had cash and cash equivalents, short-term investments and restricted cash totaling $107.0 million. The restricted cash of approximately $217,000 at September 30, 2002 consisted of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year. At September 30, 2002, Glenayre’s principal source of liquidity is its $71.0 million of cash and cash equivalents and $35.9 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at September 30, 2002 consisted of bank certificates of deposit and agency securities guaranteed by the U.S. Government with original maturities of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company’s loss on disposal of discontinued operations (see Discontinued Operations) for the year ended December 31, 2001 were charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during a transition period no longer than twelve months and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. The Company expects substantially all of the cash payments to be completed by December 31, 2002 with the exception of contractual obligations, which could extend through 2007, and lease termination costs. At September 30, 2002, approximately $30.6 million in discontinued operations liabilities remain outstanding of which the Company anticipates disbursements of approximately $3 million during the fourth quarter of 2002, approximately $12 million in 2003 and the remainder in 2004 and beyond.

Included in the Company’s year ended December 31, 2001 losses from continuing operations were restructuring charges totaling approximately $9.8 million for employee termination benefits, costs associated with the phase out of the prepaid product line and facility consolidation and exit costs (see Note 2 to the Company’s Condensed Consolidated Financial Statements). The Company expects substantially all of the cash payments for these restructuring activities to be completed by December 31, 2002 with the exception of lease termination costs which could require cash payments through 2005 if a sub-lessee is not obtained. As of September 30, 2002, the Company has approximately $2.1 million of cash payments remaining related to its restructuring obligations.

Operating Activities. Cash provided by operating activities, including both continuing and discontinued operations, was $14.3 million and $15.5 million for the nine months ended September 30, 2002 and 2001, respectively.

Restricted cash decreased $5.0 million to $217,000 at September 30, 2002 from $5.2 million at December 31, 2001. This decrease was primarily due to the expiration of time deposits pledged as collateral to secure letters of credit during the first nine months of 2002.

Accounts receivable decreased $5.9 million to $11.3 million at September 30, 2002 from $17.2 million at December 31, 2001. The decrease in accounts receivable is primarily due to the decrease in revenues in the third quarter of 2002 as compared to the fourth quarter of 2001 as well as aggressive collection of accounts receivable. Average days sales outstanding at September 30, 2002 were approximately 63 days as compared to 72 days at December 31, 2001.

Inventories related to continuing operations decreased $240,000 to $7.9 million at September 30, 2002 from $8.2 million at December 31, 2001. The Company’s raw and work-in-process inventory level has declined by approximately $1.7 million and its finished goods inventory levels have increased by approximately $1.4 million during recent months primarily as a result of management’s decision to complete production of messaging products for manufacturing efficiency purposes. In August 2002, the Company eliminated approximately 15 positions at its manufacturing operation in Quincy, Illinois as a result of the continued slowed demand for its messaging products.

Accounts payable decreased $3.2 million to $3.5 million at September 30, 2002 compared to $6.7 million at December 31, 2001 primarily as a result of timing of payments at the end of the periods and reduced inventory purchases and operating cost levels during 2002. Accrued liabilities related to continuing operations at September 30, 2002 decreased $5.0 million compared to December 31, 2001 primarily due to the payment of severance and facility costs associated with the Company’s 2001 restructuring activities of its continuing operations and reduced employee related accruals partially offset by increased deferred revenues associated with customer prepayments for Glenayre Care service contracts and product orders.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, B.C. facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. In 2001, the Company spent approximately $7 million related to the Vancouver office tower development. During the nine months ended September 30, 2002, the Company spent approximately $1.6 million related to the office tower development. At September 30, 2002 the Company has outstanding contractual commitments to spend an additional $1.9 million to complete the office tower build-out. At September 30, 2002, the Vancouver facility is recorded on the balance sheet as an asset held for sale at its fair value net of selling costs.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia. The Company is continuing its efforts to divest the Vancouver and Singapore facilities. Given its current cash position, however, the Company has postponed activities related to the sale and leaseback of its Atlanta headquarters until real estate market conditions improve.

During the first nine months of 2002, the Company made approximately $2.0 million in capital expenditures in its continuing operations mainly related to equipment purchases to support its ongoing research and development efforts.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2001 and 2000, the Company repurchased 105,900 and 12,500 shares at a total cost of approximately $85,000 and $40,000, respectively. The Company has made no purchases during 2002, as of the date of this filing, however, it could commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. As of September 30, 2002, the Company has an income tax receivable of approximately $3.1 million primarily associated with Canadian tax refunds of approximately $2.7 million. The Company received income tax refunds of approximately $3.4 million during July and August of 2002.

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

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

Competition in the market for Enhanced Services and Unified Communications systems has increased significantly in the past year, with more entrants offering a broad range of features and capacities. The Company’s traditional competitors are suppliers of messaging and enhanced services solutions, including, Comverse Technologies, Inc., SS8’s Centigram (acquired from ADC Telecommunication in 2001), Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave, Tecnomen and Schlumberger-Sema. Additional competitors have emerged from the voice portal and voice services market, including BeVocal, TellMe, HeyAnita and InterVoice. The Company’s competitors may have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies for the sale of its Enhanced Services and Unified Communications platforms and products. In addition, given the recent increased competition in the Company’s markets, competitive pricing pressures exist which may have an adverse effect on the Company’s profit margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the nine months ended September 30, 2002, three customers individually accounted for approximately 20%, 20% and 14%, respectively, of the

Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers may have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

Effective Convergence of Technologies

During 2001 and the first nine months of 2002, the market for the Company’s products has contracted as a result of reduced worldwide carrier spending. Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its Enhanced Services and Unified Communications platform and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH™. The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

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

Potential Changes in Government Regulation

Many of Glenayre’s products connect to public telecommunications networks. While many of Glenayre’s current Enhanced Services and Unified Communications platform solutions are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. When introducing products to a market, there is no assurance that the Company’s customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company’s ability to sell products in that market. Regulatory approvals must be obtained by Glenayre in connection with the manufacture and sale of certain of its products, and by Glenayre’s telecommunications service provider customers to operate the systems that utilize certain Glenayre products. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre’s products.

International Business Risks

Approximately 17% of the first nine months of 2002 and year ended 2001 total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the first nine months of 2002 and the year ended 2001 were negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the Company’s currency exchange fluctuation risk.

Potential Acquisitions and Strategic Investments

The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through acquisitions and strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company’s commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.

The Company has made, and in the future, may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose the total amount of its investments. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, even if the Company makes investments, it may not gain strategic benefits from those investments.

Continuation and Expansion of Third Party Agreements

Glenayre has entered into initiatives with third parties that provide development services, products and channels to market that are used to enhance the Company’s business and is continuing to explore additional third party alternatives. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute Glenayre’s products and Glenayre intends to enter into service reseller arrangements. Glenayre is dependent upon these third parties to augment its research and development efforts as well as to distribute Glenayre’s products and services and increase its product offerings. If these third parties are not successful or the agreements are terminated, it may have a material adverse effect on Glenayre’s business. Glenayre intends to continue entering into agreements and initiatives with third parties; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. The inability of Glenayre to enter into agreements with third parties on acceptable terms may have a material adverse effect on Glenayre’s business.

Volatility of Stock Price

The market price of the Company’s common stock is volatile. The market price of its common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products by the Company, developments in relationships with its customers, strategic alliances and partnerships, technological advances by existing and new competitors, general market conditions in the industry and changes in government regulations. In addition, in recent years, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have often been unrelated to the operating performance of these specific companies.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as it relates to demand deposits denominated in non-functional currencies. At September 30, 2002, approximately U.S. $1.6 million or 1.5% of the Company’s cash balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately ($160,000). Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $160,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a rigorous set of disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures within 90 days prior to the filing of this Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

In August 2001, the Company’s wholly owned subsidiary, Glenayre Manufacturing Ltd. (“GML”), filed two lawsuits against Pilot Pacific Properties, Inc. in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002, seek total damages of over $12 million (Canadian) for return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges paid by GML in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against GML and the Company for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). During the second quarter of 2002, Pilot Pacific and its chief executive officer issued news releases with unsubstantiated allegations and claims relating to this project. This case is set for trial in October 2003. Based on the investigations conducted in the lawsuits to date, the Company believes it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in both the counterclaims and news releases.

In late 2001, Phillip Jackson filed lawsuits against two of the Company’s customers claiming that products sold by these customers infringed a patent held by Jackson seeking total damages of approximately $10 million. The alleged infringement related to certain features included in products sold by the Company to these customers. By December 2001 the Company agreed to indemnify each of these customers for the claims in these lawsuits and assumed primary responsibility for defending the claims.

In January 2002 the Company filed a lawsuit in federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. In May 2002, the judge in this case issued an injunction precluding Jackson from filing lawsuits against additional customers. Whether the Company’s products infringe the Jackson patent will be decided in this case. The trial court has indicated it will decide on the Company’s motion for a summary judgment in this case by the end of 2002. If this motion does not dispose of the matter the case is scheduled to go to trial in late January 2003. Based on consultations with counsel handling this litigation for the Company and its investigations in and analysis of the case, the Company believes its defenses are strong as to each charge of patent infringement and that it should prevail in the infringement phase of the case.

If Jackson prevails in establishing that the Company’s products infringe the Jackson patent, the court will then conduct proceedings to determine the amount of damages due Jackson. In September 2002 Jackson submitted claims in the case alleging his damages could total as much as several hundred million dollars. However, based on its investigations in and analysis of the case, the Company believes that Jackson’s damages claim is excessive and unsupported by the facts in the case.

While no assurance can be given regarding the outcome of the Pilot Pacific and Jackson actions, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially and adversely affected.

In addition to the above, the Company is from time to time involved in legal proceedings in connection with its business operations. Other than the litigation described in the preceding paragraph, however, the Company is not a party to any material legal proceedings.

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

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola

Debra Ziola Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 4, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Eric L. Doggett, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Glenayre Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Eric L. Doggett

Eric L. Doggett
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Debra Ziola, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Glenayre Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Debra Ziola

Debra Ziola
Chief Financial Officer