Form 10-K
period 2002-12-31
GLENAYRE TECHNOLOGIES INC
filed 2003-03-14
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2002 was approximately $64.7 million. The number of shares of the Registrant’s common stock outstanding on March 12, 2003 was 65,584,321.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Location in Form 10-K

Proxy Statement for 2003 Annual Meeting of Stockholders	Part III

PART I
PART II
REPORT OF INDEPENDENT AUDITORS
PART III
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
SIGNATURES
EX-21.1 SUBSIDIARIES OF THE COMPANY
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-99.1 CERTIFICATION STATEMENT OF THE CEO
EX-99.2 CERTIFICATION STATEMENT OF THE CFO

PART I

Item 1. BUSINESS

Overview

Glenayre Technologies, Inc. was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices are located in the Atlanta metropolitan area at 11360 Lakefield Drive, Duluth, Georgia, 30097. The Company’s telephone number is (770) 283-1000. The term “Glenayre” or the “Company” as used hereinafter means Glenayre Technologies, Inc. and its subsidiaries.

The Company is an established provider of network-based messaging and communications systems and software that enable applications like voice messaging, multimedia messaging and other enhanced telephony services. The Company’s customers are communications service providers (CSPs), including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products enable CSPs to provide a variety of messaging services like voice mail, one-number services, voice-activated dialing and picture messaging to their customers.

The Company’s market consists of CSPs around the world that provide telephone and cable services to individual subscribers and enterprise customers and want to increase Average Revenue Per User (ARPU) and reduce subscriber churn by delivering enhanced services using the Company’s platforms and applications, generally through a monthly service fee or on a pay-per-usage basis.

The Company has identified an evolving trend that is changing the way CSPs configure their networks. Traditionally network operators have installed stand-alone voice mail systems to deliver voice-only messages. However, the majority of the Company’s customers are now interested in a multi-purpose communications platform that supports both voice and data applications. Additionally, CSP’s are increasingly interested in reducing their operating expenses by creating fewer and larger network hubs. This in turn drives more demand for larger messaging systems, as well as replacement opportunities as smaller legacy systems are displaced by these larger systems.

The Company’s evolving converged platform supports advanced communications applications such as voice, fax, e-mail, text and multimedia messaging and provides its customers with the flexibility to cost effectively support a varied mix of these services. Glenayre’s Versera™ family systems are designed on Intel/Linux-based platforms with a standards-based software architecture (J2EE and Voice XML) that support both Internet Protocol (IP) and circuit-switched telephony networks. The Company’s systems provide access to these messages through multiple user interfaces, including:

•	Telephone access via touch-tone, speech recognition and text-to-speech;

•	Internet access through a personal computer or web-enabled wireless device; or

•	Multimodal devices that combine both voice and visual interfaces.

The Company focuses on supplying highly scalable solutions that can be easily deployed from a single converged communications platform in large or small carrier networks. These solutions are designed to help network operators rapidly generate revenue at the lowest total possible cost of ownership.

Versera™ Communications Solutions

The Company’s products and applications are packaged and delivered under the Versera brand name in several product suites. Current offerings include the following platforms and applications:

Versera Messaging solutions

MVP® system – the core messaging platform for installations from 20,000 to 200,000 subscribers.

High Density Messaging unit (HDMu) – a smaller-footprint system for carriers needing to optimize space.

Large Solution platform (LSp) – a networked system for large carriers, the LSp is capable of supporting over 5 million subscribers in a local or distributed system configuration.

Messaging Applications - CSPs can select from a number of messaging applications, including voice and fax messaging, call answering, one-key call return, and one-number services.

Versera Unified Communications solutions

Unified Communications solution — allow subscribers to access their voice, fax and e-mail messages from a single mailbox. Subscribers can create, send, receive and be notified of new messages with a web interface, a wireless device or any telephone.

My Services – a web-based configuration manager that allows subscribers to access and manage their personal profiles on-line.

Versera Voice Services suite

•	Voice Navigation of voice mail, e-mail and fax messages

•	Dial-by-Voice voice-activated dialing

•	Voice-Controlled address book to manage personal and business contacts

Versera Multimedia Messaging

•	Picture messaging

•	Greeting cards

•	Message composer

•	Multimedia messaging

•	Professional Services

The Company offers an array of professional services such as:

Glenayre Care — extended warranty and support service for its products and services to customers.

Glenayre Technical Training — a variety of technical training courses for customers, including education on system maintenance, management and configuration.

The Strategist Program – marketing support services including strategic consultation, seminars and materials designed to assist CSPs in marketing the enhanced services provided by the Company’s products.

Other Services — The Company offers a variety of other specialized services to its customers including installation, project management and customization.

Markets, Sales and Marketing

The Company believes that it is fourth in global market-share among providers of carrier-grade messaging systems for wireless and fixed network CSPs. During the first half of 2002, according to research conducted by Frost and Sullivan, the Company gained 5% of market share in both the North American and the Caribbean and Latin America regions, 3% of market share globally in the core voice messaging market and 7% in the Americas’ wireless carrier core voice messaging market.

More than 200 CSPs in over 60 countries have deployed Glenayre messaging solutions. Glenayre messaging systems support more than 50 million subscribers worldwide. Major CSPs using the Company’s systems include Alltel, Codetel, Cosmote, Dobson Communications (“Dobson”), MetroPCS, Nextel Communications (“Nextel”), T-Mobile, US Cellular, Verizon Wireless (“Verizon”), KPN, Starhub, Smart, Vodacom Lesotho and Vodafone Malta.

In addition to its direct sales force located in the United States, the Company has 6 offices around the world to market its platforms and applications:

Americas	Europe and Middle East	Asia

Mexico City, Mexico	Amsterdam, Netherlands	Singapore
Sao Paulo, Brazil	Milton Keynes, England Dubai, United Arab Emirates

Glenayre has staffed each of these international offices with local, multilingual personnel. The Company also sells its products in cooperation with international vendors of telecommunications infrastructure equipment such as Nortel Networks (“Nortel”) and Motorola. See Note 9 to the Company’s Consolidated Financial Statements for information relating to export sales.

Competition

The number of vendors in the communications systems and software market worldwide declined during 2002. Many of the start-ups and Application Service Providers that were part of last year’s competitive landscape did not have the financial resources, diversified technical innovation or embedded customer base necessary to survive the slow-down in CSP spending.

Today, the majority of the Company’s competitors are seasoned systems and software communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram (acquired from ADC Telecommunications in 2001), Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave, Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment.

The competition amongst these remaining companies continues to be quite fierce and is based primarily on a combination of price, product architecture, features, system capacity, reliability and services and support. Total cost of ownership remains a significant factor in purchasing decisions. Glenayre’s products have typically exceeded the system capacity and reliability requirements of CSPs while generally lowering the cost of ownership of its systems relative to competitive offerings. The Company believes these factors have contributed to its market share gains.

Intangible elements that also influence CSP’s purchasing decisions include vendor viability, technical innovation and suppliers’ understanding of the market. The Company has established viability through its strong financial position and nearly 40-year communications industry history. The Company has also been able to invest significantly in its research and development program as well as promote a collaborative working relationship with its customers. These activities have led to increased trust and communications between the Company and CSPs, which in turn has helped the Company develop solutions based on customer requirements.

Service and Support

The Company’s products, which are installed in the service provider’s telecommunications network, are expected to deliver an exceptional level of system availability and uptime with minimal outages. Glenayre has a strong commitment to support its customers through all phases of product ownership.

To ensure that customers achieve this high level of carrier-grade functionality and reliability, the Company offers installation, system optimization, warranty and post-warranty services that are available 24 x 7 through its Glenayre Care extended warranty program. Additional services include project management of turnkey systems, training and customization. Currently, the Company has 60 service personnel in 7 global locations.

Glenayre customers have come to depend upon Glenayre’s Technical Training education programs. The Company emphasizes reliable, proactive service and education for customers as a key to solidifying customer relationships and establishing the Company as the vendor of choice for customers as their businesses grow and expand.

Glenayre also provides services to help customers successfully localize and customize their service offerings, and to assist with their marketing efforts to introduce enhanced messaging services to their subscriber base. This support is delivered through the Company’s Strategist Program, for which all customers are eligible.

Customers

Glenayre sells its products and services both directly to end user customers as well as through original equipment manufacturer (OEM) partners. Glenayre’s customers include CSPs worldwide, including wireless and fixed network telecommunications carriers, Internet service providers, broadband service providers and cable operators. In the United States, customers include several of the regional Bell operating companies as well as many PCS carriers and cellular carriers. Internationally, customers include public telephone companies and cellular carriers as well as private telecommunication service providers servicing cellular and PCS carriers.

During 2002, Nortel, an OEM partner, Nextel, Verizon and US Cellular individually accounted for approximately 20%, 19%, 14% and 10%, respectively, of the Company’s total revenues from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile, formerly VoiceStream, whose purchases of Glenayre’s products from Nortel represented approximately 15% of the Company’s total revenues in 2002.

During 2001, Nextel, Nortel, Verizon and Cricket Communications individually accounted for approximately 24%, 18%, 13% and 8%, respectively, of the Company’s total revenues from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 14% of the Company’s total revenues in 2001.

There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations.

International Sales

International business represents an important component of Glenayre’s sales. In 2002, approximately 18% of total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 2002 international sales of the Company’s products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

Research and Development

Glenayre has consistently developed innovative products and solutions for the communications industry, and has often been the first to bring such products to market. The Company recognizes that the pace of technological change within the communications industry makes continuing its tradition of innovation and sustaining its ability to develop competitive products through its research and development efforts essential elements of the Company’s future success. The Company expects to continue to make significant investments in product development to drive introductions of new products and enhancements to existing products at competitive prices within the appropriate market windows, to provide opportunities for future growth into new market segments and to expand the Company’s addressable market.

The Company’s research and development efforts include identifying and responding to emerging technological trends, developing competitive products, enhancing existing products with added features and functionality and differentiating those products from our competitors. Key components of the Company’s development strategy include the promotion of a close internal relationship between its product development, manufacturing and marketing personnel, and building external relationships with Glenayre’s customers and alliance partners. During 2002, the principal new products and enhancements developed and offered by the Company included the commercial launch of the Versera Voice Services Suite of products. These services include voice dialing, voice navigation of voicemail, voice navigation of email and an email reader all of which are accessible via an intuitive voice interface.

Glenayre’s research and development group is located in Atlanta, Georgia. Total research and development costs for the Company were $17.0 million, $19.7 million and $18.5 million or 25%, 20% and 15% of total revenues for 2002, 2001 and 2000, respectively. The availability of research and development funds depends upon the Company’s revenues and profitability. Reductions in such expenditures could impair the Company’s ability to innovate and compete. In addition, some of the Company’s competitors have greater financial and technical resources and, accordingly, make larger investments in research and development.

Manufacturing

Glenayre currently manufactures its products at the Company’s leased facility in Quincy, Illinois. In January 2002, the Company sold the previously owned Quincy facility and entered into a five-year lease for a portion of the facility. (See Item 2. Properties). With the exit from the Wireless Messaging (Paging) business, the Company no longer utilized the full manufacturing capacity of the Quincy facility. The Company believes that the portion of the Quincy facility currently under lease is adequate for current and foreseeable manufacturing needs.

The Company’s manufacturing capabilities include printed circuit card assembly, assembling sub-assemblies, integration and final assembly of systems that are configured and tested to its customers’ specifications. The components and assemblies used in the Company’s products include: (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, (ii) mechanical materials such as cabinets in which the systems are housed, and (iii) peripherals, including disk drives. The components and parts used in the Company’s products are generally available from multiple sources. Some components, especially those utilizing the latest technology, may only be available from a single source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. Although the Company believes that single source components could either be obtained from another source or redesigned, temporary delays or increased costs in obtaining these materials could result. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements. The Company utilizes Materials Resource Planning systems for production planning in its manufacturing operations.

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

Intellectual Property

The Company’s intellectual property portfolio consists of its patents, copyrights, registered and common-law marks, Internet domain names, collective employee knowledge, blueprints, technical specifications, manufacturing processes and other trade secrets (collectively referred to as its “Intellectual Property”). The Company protects its Intellectual Property through a combination of methods, including maintenance of trade secrets through appropriate corporate policies and procedures; registration of patents, copyrights, trademarks and service marks; and implementation of appropriate technical and physical security measures, including restricted physical access, confidentiality agreements and requirements, and others.

The Company owns or has a license under numerous patents. While the Company’s aggregate patent portfolio is important for competitive and operational reasons, the Company does not believe that any one patent is of material importance to the Company’s continued operations or market competitiveness.

The Company’s registered marks are also valued corporate assets. The Company protects its most important marks through registrations in the United States and various foreign countries. The Company’s registered trademarks include “GLENAYRE®”, “CONSTANT TOUCH®” one-number service, “MVP®”, “CALL OUT®” call return service and “PERSONAL CONFERENCE” service. In addition, Glenayre has applied for registrations for “Versera”, Glenayre’s next generation solutions family, “Success Made Simple” the Company’s tagline, and other unregistered trademarks.

Despite the Company’s efforts, it is possible that the Company’s control of certain Intellectual Property could be compromised. For example, the laws of certain foreign countries in which the Company does business do not provide the same level of protection for intellectual property as do the laws of the United States. In addition, with respect to trade secrets, without access to Glenayre’s Intellectual Property, competitors could independently develop and market products with functionality similar to that of the Company’s products.

Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. See Item 3, Legal Proceedings. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that these efforts would be successful.

Government Regulation

Many of Glenayre’s products connect to public telecommunications networks. National, regional and local governments regulate telecommunications networks, and the operations of telecommunication service providers in most domestic and international markets. In some instances, regulatory requirements give the Company an opportunity to supply additional product solutions to its customers. However, in introducing products to a market, there is no assurance that the Company or its customers will obtain necessary regulatory approvals. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company’s ability to sell products in that market. Were this to occur, the Company believes it has appropriate technical, administrative, professional personnel, and consultants to address issues in an efficient and timely manner to minimize the long-term impact on the Company and its customers.

Backlog

In general the Company has noted an increasing trend of its customers ordering equipment only as it is needed. This is often the case even with major customers who have multi-period purchasing commitments. The Company’s policy is that only formal purchase orders are entered into the backlog. Given the “just in time” purchasing trends, orders are largely booked and shipped during the same quarter. The Company’s firm backlog from continuing operations at December 31, 2002 and 2001 was approximately $4.0 million and $11.8 million, respectively. The Company expects to commence shipment on substantially all of the orders in the backlog within twelve months of their respective backlog dates. Substantially all orders on hand as of December 31, 2002 are expected to be shipped during 2003. This is a forward-looking statement that is subject to substantial change based on the timing of sales and installation of systems by the Company.

Employees

At December 31, 2002, the Company employed 456 persons, including 391 in continuing operations and 65 in discontinued operations. Continuing operations personnel consisted of 333 employees based in the United States and 58 employees based in international locations. None of the Company’s employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

SEC Filings

The Company makes available all of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through its Internet website at www.glenayre.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s Internet website at www.sec.gov.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Company’s principal facilities used in its continuing operations:

	Size	Owned Or		Lease
Location	(Square Feet)	Leased		Expiration Date	Uses

Atlanta, Georgia	75,000	Owned		N/A	Corporate headquarters, legal services, information services, accounting, finance, sales, service, marketing, research and development and training facilities.

Quincy, Illinois(1)	65,656 (1)	Leased	(1)	2006	Manufacturing, service, accounting, purchasing and training facilities.

In addition to its principal facilities listed above, Glenayre also maintains sales offices throughout the United States and internationally. See “Business—Markets, Sales and Marketing.”

(1)	In January 2002, the Company sold its Quincy, Illinois manufacturing facility and entered into a five-year lease agreement under which the Company leases a portion of the facility. From January to May 2002 this lease covered 131,334 square feet of the facility. Since May 2002 the lease has covered 65,656 square feet of the facility.

ITEM 3. LEGAL PROCEEDINGS

In August 2001, the Company’s wholly-owned subsidiary, Glenayre Manufacturing Ltd. (“GML”), filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002, seek total damages of over $12 million (Canadian), for return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges to, and paid by, GML in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against GML and the Company for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). During the second quarter of 2002, Pilot Pacific and its chief executive officer issued news releases with unsubstantiated allegations and claims relating to this project. This case is set for trial in October 2003. Based on the investigations conducted in the lawsuits to date, the Company believes it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in the counterclaims.

In late 2001, Phillip Jackson (“Jackson”) filed lawsuits against two of the Company’s customers claiming that products sold by these customers infringed a patent held by Jackson seeking total damages of approximately $10 million. The alleged infringement related to certain features included in products sold by the Company to these customers. By December 2001 the Company agreed to indemnify each of these customers for the claims in these lawsuits and assumed primary responsibility for defending the claims. In January 2002 the Company filed a lawsuit in federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. On February 18, 2003, the trial court summarily dismissed three of the four infringement claims alleged by Jackson in this case. On February 25, 2003, the Company filed a motion for summary judgment on the remaining claim, and, on February 26, 2003, the judge agreed to review the motion. Jackson’s response is due March 12, 2003. The judge, however, did not move the trial date, and the remaining claim is scheduled for trial March 24, 2003. The judge’s decision on this motion is expected between March 12, 2003 and March 24, 2003. If Jackson prevails in establishing that the Company’s products infringe the Jackson patent, the court will then conduct proceedings to determine the amount of damages due Jackson. In September 2002, Jackson submitted claims in the case alleging his damages could total as much as several hundred million dollars. However, based on its investigations and analysis, the Company believes that Jackson’s damages claim is excessive and unsupported by the facts.

In January 2003, BellSouth Intellectual Property Corp. (“BellSouth”) filed a lawsuit against the Company claiming that products sold by the Company infringed a patent held by BellSouth, seeking unspecified damages and an injunction prohibiting the Company from utilizing the allegedly infringing technology in its products. Based on its investigations and analysis, the Company believes it has defenses to BellSouth’s claims. Even if BellSouth were to succeed in establishing infringement, the Company believes that BellSouth would not be able to prove significant damages.

Additionally, the Company believes that the specific feature in question is of such nominal value that an injunction prohibiting the Company from utilizing this technology in its products would have minimal impact on the Company’s product portfolio.

While no assurance can be given regarding the outcome of the Pilot Pacific, Jackson and BellSouth actions, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

On November 17, 2002, seventeen lawsuits seeking approximately $14.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil Limited. The claims relate to a Calgary residential development, Lynnview Ridge, that was jointly developed in the early 1980s by a corporate predecessor of the Company and a wholly-owned subsidiary of Imperial Oil. The land on which this development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on the development site. In July, 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. The Company understands that by November 2002, Devon Estates Limited, a subsidiary of Imperial Oil, had purchased from homeowners 137 of the 160 homes located in the Lynnview Ridge development.

These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations regarding these lawsuits but has not yet filed any answers to the complaints in these cases.

Imperial Oil has initiated a judicial proceeding to quash the above-described Ministerial Order. The Company is not a party to this proceeding.

In addition to the above, the Company is from time to time involved in legal proceedings in connection with its business operations. Other than the litigation described in the preceding paragraphs, however, the Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on The Nasdaq Stock Market under the symbol “GEMS.” The table below sets forth the high and low sale prices for the Company’s common stock on The Nasdaq Stock Market for the periods indicated.

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2002
First Quarter	$2.75	$1.40
Second Quarter	2.40	1.05
Third Quarter	1.40	0.77
Fourth Quarter	1.50	0.67
Year Ended December 31, 2001
First Quarter	$6.00	$1.94
Second Quarter	3.15	1.23
Third Quarter	1.35	0.53
Fourth Quarter	1.72	0.55

At March 12, 2003 there were approximately 1,968 holders of record of the Company’s common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 2002 has been derived from the Company’s audited Consolidated Financial Statements. The Company acquired Western Multiplex Corporation (“MUX”), a manufacturer of microwave radio systems, on April 25, 1995. MUX was sold on November 1, 1999. The Company made three acquisitions in 1997: (i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation (“ODC”), a developer of database management platforms providing applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. (“WAI”), a developer and marketer of two-way wireless messaging devices on November 3, 1997. WAI was part of the Wireless Messaging (Paging) segment that was discontinued in May, 2001. The results of the acquired companies are included from the dates of acquisition by the Company except for MUX and WAI, which are shown as discontinued operations in years 1998-1999 and 1998-2001, respectively. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other financial data included elsewhere herein.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
Operating Data (1):
Total revenues from continuing operations	$67,368	$97,501	$122,362	$84,176	$67,724
Income (loss) from continuing operations	(33,501)	(38,008)	5,503	(5,763)	(68,437)
Discontinued operations	25,751	(232,478)	8,599	(122,765)	28,667
Net income (loss)	(7,750)	(270,486)	14,102	(128,528)	(39,770)
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	(0.51)	(0.59)	0.09	(0.09)	(1.11)
Net income (loss)	(0.12)	(4.17)	0.22	(2.07)	(0.65)
Per Common Share-Assuming Dilution:
Income (loss) from continuing operations	(0.51)	(0.59)	0.08	(0.09)	(1.11)
Net income (loss)	(0.12)	(4.17)	0.21	(2.07)	(0.65)

	At December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Working capital	$102,854	$79,176	$190,105	$158,035	$154,472
Total assets	145,804	177,396	446,086	413,558	561,795
Long-term debt, including current portion	—	—	—	669	823
Stockholders’ equity	87,792	95,690	370,927	335,478	462,153

(1)	The results for 2002 were impacted by an impairment charge of $21.3 million related to the write-down of continuing operations long-lived assets based on the evaluation of recoverability in accordance with Statement of Financial Accounting Standard No. 144. The results for 2001 were impacted by $11.5 million in restructuring charges and asset impairment charges related to the Company’s phase out of its prepaid product line and the relocation of its headquarters from Charlotte, North Carolina to Atlanta, Georgia. The results for 2000 were impacted by $10.9 million in net proceeds received from the WAI escrow settlement agreement which are included in the results of discontinued operations. The results for 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles related to the WAI acquisition, restructuring charges of $14.6 million and $8.2 million write-off of uncollectible subordinated notes. The results for 1998 were impacted by a $26.7 million write-off of goodwill and other intangibles related to the ODC acquisition, restructuring charges of $6.8 million and a $7.9 million loss on sale of the Company’s network management business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors That May Affect Future Results” below. All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

Overview

The Company is an established provider of network-based messaging and communications systems and software that enable applications like voice messaging, multimedia messaging and other enhanced telephony services. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s customers are communications service providers (CSPs), including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products enable CSPs to provide a variety of messaging services like voice mail, one-number services, voice-activated dialing and picture messaging to their customers.

The Company’s market consists of CSPs around the world that already provide basic telephone and cable services to individual subscribers and enterprise customers and want to increase Average Revenue Per User (ARPU) and reduce subscriber churn by delivering enhanced services using the Company’s platforms and applications, generally through a monthly service fee or on a pay-per-usage basis.

Prior to June 2001, the Company’s operations also included its Wireless Messaging (Paging) business. In May 2001, the Company began exiting the Wireless Messaging (Paging) business, and as a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter of 2001. The operating results of the Wireless Messaging (Paging) segment are reported as discontinued operations in the accompanying financial statements (see Discontinued Operations). As a result of the discontinuance of the Wireless Messaging (Paging) segment, the Company currently operates in one business segment, its “Continuing Operations.”

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, restructuring and contractual obligations associated with its discontinued Wireless Messaging (Paging) business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and with Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. The Company recognizes service revenues from installation and repair services when such services are provided to customers. Revenues derived from contractual post-contract support services are recognized ratably over the contract support period. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company’s revenue recognition policy is significant because its revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although the Company follows very specific and detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which such allowances, if any, would be recorded in the period the impairment is identified.

Warranties. The Company provides for the estimated cost of product warranties as a component of its cost of product sales at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. At December 31, 2002, the Company’s reserve for warranty obligations was $2.1 million. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Inventory. The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $1.7 million, $4.2 million and $555,000 during 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, inventories of $6.9 million and $8.2 million, respectively, were net of reserves of approximately $4.9 million and $4.0 million, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Wireless Messaging (Paging) segment. At December 31, 2002, the Company had current liabilities and non-current liabilities of $10.6 million and $15.3 million, respectively, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.9 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $23.0 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of (i) employee termination costs; (ii) lease commitment costs; and (iii) estimated operating costs during the wind down period other estimated business exit costs related to meeting customer contractual commitments. In addition to the obligations mentioned above, at December 31, 2002, the Company had assets with a net realizable value of approximately $11.7 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia and Singapore that are currently being marketed for sale.

Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. During 2002, the Company recorded a net reduction in the loss on the disposal of discontinued operations of $25.8 million primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities partially offset by additional write-downs of the market values of the Vancouver and Singapore facilities. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments as well as the real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.

Taxes. SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

At December 31, 2002, the Company had net deferred tax assets of $132.1 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed the realizability of its net deferred asset and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. During 2002, due to its operating losses, the Company maintained a full valuation allowance. Until the Company reaches an appropriate level of profitability no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s consolidated balance sheet as of December 31, 2002 in accordance with APB No. 30. See Note 2 to the Company’s Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Wireless Messaging (Paging) segment. This loss consisted of (i) operating losses of approximately $46.8 million incurred in the Wireless Messaging (Paging) segment and (ii) an estimated loss on disposal of the segment of approximately $185.7 million which included charges for the following: (i) the write-off of goodwill and other intangibles, (ii) impairment reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill existing contractual obligations and (ix) a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, were completed by May 2002. As of December 31, 2002, the Company reported assets with a net realizable value of approximately $11.7 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia and Singapore that are currently being marketed for sale. The Company has classified these assets as “Assets held for sale, discontinued operations, net” in the current assets section of its Consolidated Balance Sheet. In 2002, the Company adopted FAS 144, which may impact the accounting for these long-lived assets held for sale and require such assets to be reclassified as held for use in its continuing operations if certain requirements cannot be met and may require adjustment and reclassifications to its results of continuing operations.

The Company reported current liabilities and non-current liabilities of $10.6 million and $15.3 million, respectively, at December 31, 2002, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.9 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $23.0 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of (i) employee termination costs; (ii) lease commitment costs; and (iii) estimated operating costs during the wind down period other estimated business exit costs related to meeting customer contractual commitments.

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

During 2002, the Company recorded additional reductions in the loss on disposal of discontinued operations of $25.8 million primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities partially offset by additional write-downs of the market values of the Vancouver and Singapore facilities.

The Company estimates that approximately $7 million to $10 million of these remaining liabilities associated with the discontinued Wireless Messaging (Paging) segment will be disbursed during 2003 and the remaining in 2004 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place in 2001. A portion of this team remains in place and is currently focused on managing the Company’s contractual obligations and commitments that existed prior to the formal disposal.

Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments as well as the real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 2 to the Company’s Consolidated Financial Statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Glenayre’s consolidated statements of operations from continuing operations:

	Year Ended December 31,

	2002	2001	2000

Product sales	74%	84%	90%
Service revenues	26	16	10

Total revenues	100	100	100

Cost of sales (exclusive of depreciation and amortization shown separately below)	32	29	29
Cost of services (exclusive of depreciation and amortization shown separately below)	14	11	10

Total cost of sales and services (exclusive of depreciation and amortization shown separately below)	46	40	39

Gross margin (exclusive of depreciation and amortization shown separately below)	54	60	61
Operating expenses:
Selling, general and administrative expense	40	41	35
Provision for doubtful receivables, net of recoveries	(1)	2	1
Research and development expense	25	20	15
Restructuring expense	1	10	—
Depreciation and amortization expense	14	10	8
Impairment of long-lived assets	31	3	*
Adjustment to loss on sale of business	—	*	*

Total operating expenses	110	86	59

Operating income (loss)	(56)	(26)	2

Interest income, net	3	4	5
Gain (loss) on disposal of assets	*	*	*
Escrow settlement	—	—	*
Realized and unrealized gain (loss) on securities, net	*	12	1
Other, net	*	(1)	*

Total other income	3	15	6

Income (loss) from continuing operations before income taxes	(53)	(11)	8
Provision (benefit) for income taxes	(3)	28	4

Income (loss) from continuing operations	(50)%	(39)%	4%

*	less than 0.5%

Year Ended December 31, 2002 compared to 2001

Revenues. Product sales for 2002 decreased 39% to $49.6 million as compared to $81.4 million in 2001. Service revenues for 2002 increased 10% to $17.7 million as compared to $16.1 million in 2001. International sales decreased to $12.0 million in 2002 as compared to $18.4 million in 2001 and accounted for 18% and 19% of total net sales for 2002 and 2001, respectively.

The decrease in product sales in 2002 was due primarily to a decline in the capital spending of North American and international CSPs. The increase in net service revenues was primarily due to the increase in installed base of messaging systems, which resulted in increased extended warranty services revenues.

The Company currently projects that revenue for the first half of 2003 will increase over the second half of 2002 levels driven by anticipated increased sales of its Versera large-scale platform voice messaging system and by the planned launch of several new Versera products in 2003. The timing of these product introductions and their overall market acceptance are critical to achieving the anticipated revenue growth for 2003. This is a forward-looking statement and there can be no assurance that the Company’s sales levels or growth will remain at, reach or exceed historical levels in any future period.

During 2002, four customers individually accounted for approximately 20%, 19%, 14% and 10%, respectively, of the Company’s total revenue from continuing operations. In 2001, three customers individually accounted for 24%, 18% and 13% respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a materially adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 57% in 2002 compared to 65% in 2001. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 46% in 2002 compared to 30% in 2001. The decline in the product margin is primarily a result of lower volume of product revenues during 2002 combined with increased margin pressures experienced in the second half of 2002 due to increased pricing competition as well as higher provisions for warranty and obsolescence on legacy products. Service margins increased in 2002 as a result of increased revenue and benefits from the Company’s 2001 restructuring activities, including the abandonment of the prepaid product line, which contributed disproportionately to the cost of services in the prior year. Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales. During 2003, the Company expects to continue its on-going product cost reduction programs, however increased pricing competition may continue to adversely affect its product margins in the future.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 33% to $27.0 million in 2002 from $40.1 million in 2001. The decrease in 2002 was primarily attributable to a net decrease in employee related costs and facility costs primarily due to the reduced cost structure resulting from the 2001 and 2002 restructuring activities. See Note 8 to the Company’s Consolidated Financial Statements. The Company anticipates that 2003 selling, general and administrative expenses should remain consistent with 2002 amounts.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of ($910,000) in 2002 compared to an expense of $1.8 million in 2001. The 2001 expense was due primarily to the Company’s recognition of risk due to financial difficulties, including bankruptcy, experienced by some of the Company’s customers. The discontinuance of operations of one customer accounted for approximately $1.4 million of the expense in 2001. The credit in 2002 was primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk. In addition, the reduction in average days outstanding to 47 days at December 31, 2002 as compared to 57 days at December 31, 2001 also favorably impacted the Company’s credit exposure. See Financial Condition and Liquidity – Operating Activities.

Research and Development Expense. Research and development expenses decreased to $17.0 million in 2002 compared to $19.7 million in 2001. The decrease is primarily attributable to the reduced cost structure resulting from the 2001 restructuring activities, including the elimination of the prepaid product line’s research and development group. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 25% in 2002 from 20% in 2001. Glenayre expects spending for research and development in 2003 to remain consistent with 2002 amounts. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During 2002, the Company recorded restructuring charges of approximately $958,000 related to the reduction of the Company’s workforce by approximately 57 positions and $435,000 related to change in estimates for facility lease obligations. Additionally, during 2002, the Company recorded net reductions to its original estimates associated with the Company’s 2001 restructuring activities, described below, of $720,000 related to the collection of accounts receivable from a former prepaid product line customer previously reserved for in the 2001 restructuring charge, reduced accrued severance benefits related to the reduction of the Company’s workforce and the reduction in the prepaid product-line warranty obligation, partially offset by a decrease in the estimated recoveries related to subleasing vacated leased space.

In connection with the Company’s decision to phase out its prepaid product line and relocate the corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia during 2001, the Company recorded pre-tax restructuring charges of approximately $9.8 million. As a result of these restructuring activities, the Company eliminated approximately 220 positions impacting several functional areas of the Company and expensed approximately $5.4 million for employee severance, retention bonuses and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $2.2 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company’s decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with impairment of long-lived assets. The impairment charge was classified as impairment of long-lived assets in the Company’s Consolidated Statement of Operations for the year ended December 31, 2001.

Depreciation and Amortization Expense. Depreciation and amortization expense was $9.4 million in 2002 compared to $8.9 million in 2001. The Company expects depreciation expense to decrease in 2003 due to the $21.3 million charge related to impairment of long-lived assets recognized in 2002. See Impairment of Long-Lived Assets below.

Impairment of Long-Lived Assets. The Company recorded a charge in December 2002 for the impairment of property and equipment of $21.3 million. As a result of the Company’s continuing operations performance for the second half of 2002, the general overall uncertain economic environment, and its forecasted operating results for the next several years, the Company evaluated the carrying value of its long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 144 , Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). An impairment loss under FAS 144 is recognized if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. Impairment is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. Given the projected operating performance over the remaining useful lives of the long-lived assets, it was determined, that in December 2002 the carrying value of certain of these assets was not recoverable.

During 2001, the Company recorded $2.9 million in impairment charges of long-lived assets including a $1,760,000 charge related to assets associated with the phase out of the prepaid product line (see Note 8 to the Company’s Consolidated Financial Statements), $525,000 related to the write-down to fair value less cost to sell of its held for sale building in Quincy, Illinois and $640,000 related to certain capital assets that were deemed to have no future economic benefit.

Adjustment to Loss on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2001, the Company reversed approximately $94,000 of accrued expenses previously included in the $7.9 million loss on sale of the Company’s network management business. See Note 12 to the Company’s Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $2.2 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively. Interest earned in 2002 was lower primarily due to lower yields on investments instruments. The Company’s current weighted average yield on its cash and investments was approximately 1.8% as compared to 2.2 % at December 31, 2001.

Gain (Loss) on Disposal of Assets. The Company recorded a loss on disposal of assets of $79,000 for 2002 and a loss of $73,000 for 2001.

Realized and Unrealized Gain (Loss) on Sale of Available- for-Sale Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. During 2002 and 2001, the Company sold approximately 137,000 and 1.8 million shares of MUX and realized pre-tax gains of approximately $300,000 and $14.0 million, respectively. The realized gain on the sales of MUX shares during 2002 and 2001 was partially offset by permanent impairment charges of approximately $77,000 and $2.0 million, respectively, related to the Company’s investment in Multi-Link Telecommunications, Inc. (“Multi-Link”). In addition, during the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company’s technology, operating performance and financial condition. See Note 5 to the Company’s Consolidated Financial Statements.

Provision for Income Taxes. The 2002 effective tax rate differed from the combined U.S. federal and statutory tax rate of approximately 40% due primarily to the increase in the valuation allowance, offset by the tax benefit due to the U.S. alternative minimum tax net operating loss carry back and net operating loss carry back claims in foreign countries. The 2001 effective tax rate differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to the increase in the valuation allowance and higher tax rates on earnings in certain non-US jurisdictions. During 2001, the Company increased the valuation allowance associated with its net deferred tax assets by $116 million of which approximately $33.2 million related to its continuing operations. The increase in the valuation allowance in 2001 related primarily to the Company’s discontinuance of its Wireless Messaging (Paging) business and that its remaining restructured business did not provide a historical basis for projecting future taxable income. Should the Company become profitable in the future, a portion of the valuation allowance will be reversed and partially offset future provisions for U.S. federal and state income taxes. At December 31, 2002, the Company’s net deferred tax asset of $132.1 million was fully reserved. The Company has assessed the realizability of the net deferred asset at December 31, 2002 and determined due to the significant net operating losses that the entire amount should be reserved. See Note 7 to the Company’s Consolidated Financial Statements.

At December 31, 2002, the Company had net operating loss carryforwards (“NOLs”) of $202 million. Included in the Company’s NOLs at December 31, 2002, were approximately $33 million of NOLs related to the acquisition of WAI and ODC completed in 1997 (collectively referred to as “acquired NOLs”). These acquired NOLs will begin to expire in 2005 and the potential benefit associated with these acquired NOLs are limited to approximately $22.5 million.

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

The decrease in product sales in 2001 was due primarily to a decline in the capital spending of North American carriers and decreased revenues from the Company’s abandoned prepaid product line which was eliminated as part of the Company’s second quarter 2001 restructuring. The increase in net service revenues was due to the increase in installed base of messaging systems, which resulted in increased extended warranty services revenues.

During 2001, three customers individually accounted for approximately 24%, 18% and 13%, respectively, of the Company’s total revenue from continuing operations. In 2000, two customers individually accounted for 17% and 14%, respectively, of the Company’s total revenue from continuing operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 65% in 2001 compared to 68% in 2000. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 30% in 2001 compared to a negative (1)% in 2000. The decline in the product margin was primarily a result of inventory obsolescence charges recorded in the first quarter of 2001 relating to the Company’s prepaid product lines as a result of lower sales forecasts. This decline was partially offset by a higher mix of messaging products software features and upgrades, which generally have higher margins. Service margins increased in 2001 as a result of the Company’s restructuring activities, including the abandonment of the prepaid product line, which contributed disproportionately to the cost of services in the prior year.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 6% to $40.1 million in 2001 from $42.7 million in 2000. The decrease in 2001 was primarily attributable to a net decrease in employee related costs and facility costs primarily due to the reduced cost structure resulting from the 2001 restructuring activities as well as no provision in 2001 for employee incentive bonuses.

Provision for Doubtful Receivables. The provision for doubtful receivables remained relatively unchanged at $1.8 million in 2001 and $2.0 million in 2000. This expense was due primarily to the Company’s recognition of risk due to financial difficulties experienced by some of the Company’s customers. The discontinuance of operations of one customer accounted for approximately $1.4 million of the expense in 2001. The provision was lower in 2001 versus 2000 primarily due to the revenue decline in 2001 and the reduction in average days sales outstanding.

Research and Development Expense. Research and development expenses increased to $19.7 million in 2001 compared to $18.5 million in 2000. The increase in 2001 was primarily attributable to increased employee related costs associated with additional headcount and higher subcontracting expenses. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 20% in 2001 from 15% in 2000.

Restructuring Expense. In connection with the Company’s decision to phase out its prepaid product line and relocate the corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia during 2001, the Company recorded pre-tax restructuring charges of approximately $9.8 million. As a result of these restructuring activities, the Company eliminated approximately 220 positions impacting several functional areas of the Company and expensed approximately $5.4 million for employee severance, retention bonuses and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $2.2 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company’s decision to abandon its prepaid product line.

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

Impairment of Long-Lived Assets. During 2001, the Company recorded $2.9 million in impairment charges of long-lived assets including $1,760,000 related to assets associated with the phase out of the prepaid product line (see Note 8 to the Company’s Consolidated Financial Statements), $525,000 related to the write-down to fair value less cost to sell of its held for sale building in Quincy, Illinois and $640,000 related to certain capital assets that were deemed to have no future economic benefit. The $180,000 impairment credit in 2000 was related primarily to a reversal of asset impairment charges related to the Company’s third quarter 1999 restructuring.

Adjustment to Loss on Sale of Business. In December 1998, Glenayre sold its network management business, which it had been operating since January 1997. For the year ended December 31, 1998, a loss on disposal of $7.9 million was reported in loss from operations before income taxes in connection with the sale. The loss on sale consists of the write-offs of assets, facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2001 and 2000, the Company reversed approximately $94,000 and $520,000, respectively, of accrued expenses previously included in the $7.9 million loss on sale of the Company’s network management business. See Note 12 to the Company’s Consolidated Financial Statements.

Interest Income, Net. Interest income, net was $3.8 million and $6.4 million for the years ended December 31, 2001 and 2000, respectively. Interest earned in 2001 was lower primarily due to lower yields on investment instruments.

Gain (Loss) on Disposal of Assets. The Company recorded a loss on disposal of assets of $73,000 for 2001 and a gain of $186,000 for 2000. The gain in 2000 represented the proceeds received in excess of book value on the sale or trade-in of manufacturing, research and development and computer equipment.

Escrow Settlement. On October 15, 1997, the Company completed the acquisition of Open Development Corporation (“ODC”) located in Norwood, Massachusetts. ODC was a developer of database management platforms and products for telecommunications providers. The ODC Acquisition Agreement between the Company and the former ODC shareholders provided that approximately $5 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. In December 2000, the Company entered into an escrow settlement with the former ODC shareholders concerning the disbursement of the remaining funds held in escrow since the acquisition in October 1997. In this settlement the Company received approximately $320,000 for certain third party software licensing infringements existing prior to the acquisition.

Realized Gain (Loss) on Sale of Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling its shares of MUX. During 2001 and 2000, the Company sold approximately 1.8 million and 152,000 shares of MUX and realized pre-tax gains of approximately $14.0 million and $1.1 million, respectively. The realized gain on the sales of MUX shares during 2001 was partially offset by permanent impairment charges of approximately $2.0 million primarily related to the Company’s investment in Multi-Link Telecommunications, Inc. (“Multi-Link”). During 2001, the Company deemed that its investment in Multi-Link was permanently impaired and realized a holding loss of approximately $2.0 million on this available-for-sale security.

Provision for Income Taxes. The 2001 effective tax rate differed from the combined US federal and state statutory tax rate of approximately 40% due primarily to the increase in the valuation allowance and higher tax rates on earnings in certain non-US jurisdictions. During 2001, the Company increased the valuation allowance associated with its net deferred tax assets by $116 million of which approximately $33.2 million related to its continuing operations. At December 31, 2001, the Company’s net deferred tax asset of $132.1 million was fully reserved. The Company assessed the realizability of the net deferred asset at December 31, 2001 and determined due to the significant net operating losses that the entire amount should be reserved. The increase in the valuation allowance in 2001 related primarily to the Company’s discontinuance of its Wireless Messaging (Paging) business and that its remaining restructured business did not provide a historical basis for projecting future taxable income. The 2000 effective tax rate differed from the combined US federal and state statutory tax rate of approximately 40% due primarily to (i) the change in valuation allowance, (ii) taxation of a deemed dividend from a foreign subsidiary, (iii) nondeductible goodwill amortization, (iv) higher tax rates on earnings indefinitely reinvested in certain non-US jurisdictions, and (v) the receipt of previously escrowed funds related to the 1997 acquisition of Wireless Access that is treated as a purchase price adjustment for tax purposes. See Note 7 to the Company’s Consolidated Financial Statements.

Financial Condition and Liquidity

Overview. At December 31, 2002, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $108.2 million. The restricted cash of $217,000 consisted of time deposits pledged as collateral to secure letters of credit substantially all of which expire during 2003. At December 31, 2002, Glenayre’s principal source of liquidity was its $64.1 million of cash and cash equivalents and $43.9 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at December 31, 2002 consisted of bank certificates of deposit and agency securities guaranteed by the U.S. Government with original maturities of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company’s loss on disposal of discontinued operations (see Discontinued Operations) for the year ended December 31, 2001 were charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during the transition period and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. At December 31, 2002, approximately $26 million in discontinued operations liabilities remain outstanding of which the Company anticipates disbursements of approximately $7 to $10 million during 2003 and the remainder in 2004 and beyond.

Operating Activities. Cash provided by operating activities, including both continuing and discontinued operations, was $15.9 million in 2002 and $21.8 million in 2001.

Restricted cash decreased $5.0 million to $217,000 at December 31, 2002 from $5.2 million at December 31, 2001. This decrease was due to the expiration of time deposits pledged as collateral to secure letters of credit during 2002.

Accounts receivable related to continuing operations decreased $11.6 million to $5.6 million at December 31, 2002 from $17.2 million at December 31, 2001. Average days sales outstanding, calculated based on three months rolling average, decreased to approximately 47 days at December 31, 2002 from approximately 57 days at December 31, 2001. The decrease in accounts receivable related to continuing operations was primarily related to decreased sales for the fourth quarter of 2002 as compared to the fourth quarter of 2001 of approximately $10.0 million and the Company’s continued effort to focus on cash collection efforts which has reduced the average days sales outstanding.

Inventories related to continuing operations decreased $1.2 million to $7.0 million at December 31, 2002 from $8.2 million at December 31, 2001. The decrease in inventories was primarily due to the Company’s efforts to reduce purchases and thus quantities on-hand as well as higher provisions for obsolescence on legacy products. As of December 31, 2002, the Company had outstanding purchase commitments for inventory of approximately $1.4 million.

Accounts payable decreased $3.5 million to $3.2 million at December 31, 2002 from $6.7 million at December 31, 2001 primarily as a result of decreased inventory purchases and operating cost levels during 2002. Accrued liabilities related to continuing operations decreased $5.8 million to $22.5 million at December 31, 2002 from $28.3 million at December 31, 2001. The decrease in accrued liabilities primarily related to the decline in payroll related accruals due to reduced headcount resulting from the Company’s restructuring activities. In addition, accrued restructuring cost decreased resulting from the payment of restructuring obligations of approximately $4.0 million in 2002. As of December 31, 2002, the Company’s remaining restructuring obligations were approximately $1.7 million and related to employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for this restructuring charge will be made within the next six months with the exception of lease termination costs, which could require cash payments through 2005 to the extent sub-leases are not obtained.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, British Columbia facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease-back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. In 2002 and 2001, the Company spent approximately $1.1 million and $7.0 million, respectively, on the new Vancouver office tower development. At December 31, 2002 the Company had outstanding contractual commitments to spend an additional $1.0 million to complete the office tower build-out. At December 31, 2002, the Vancouver facility is recorded on the balance sheet as an asset held for a sale at its fair value net of selling costs.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia. The Company is continuing its efforts to divest the Vancouver and Singapore facilities. The Company anticipates that the future sales of this real estate could generate approximately $12 million of cash proceeds. The Company is currently not marketing its headquarters facility it owns in Atlanta, Georgia.

The Company spent $2.5 million, $21.2 million and $19.3 million in 2002, 2001 and 2000, respectively, on equipment needed in its operations. The $2.5 million invested in 2002 related entirely to the Company’s continuing operations. Of the $21.2 million invested in 2001, approximately $12.8 million related to the Company’s continuing operations. The Company anticipates that 2003 property, plant and equipment purchases related to its continuing operations will total approximately $5.0 million.

On November 1, 1999, the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. MUX marketed products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX were included in the discontinued operations for the year ended December 31, 1999 in the Company’s Consolidated Statements of Operations. Additionally, the Company is contingently liable for MUX’s building lease payments. The maximum contingent liability as of December 31, 2002 for these obligations is approximately $2.2 million. In August 2000, MUX completed an initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. During 2002 and 2001, the Company sold approximately 137,000 and 1.8 million shares of MUX for cash proceeds of approximately $400,000 and $15.3 million, respectively.

During 2000, the Company purchased approximately 264,439 shares of Multi-Link Telecommunications, Inc, (“Multi-Link”), for approximately $2.1 million (see Note 5 to the Company’s Consolidated Financial Statements). During 2001, the market value of the Multi-Link securities declined significantly. In 2001, the Company deemed the decline in market value to be other than temporary and recorded a permanent impairment charge of $2.0 million. During the first quarter of 2002, the Company recorded an additional permanent impairment charge of approximately $77,000 related to its investment in Multi-Link. In addition, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition.

Financing Activities. During 2002 and 2001, the Company received proceeds from the sale of Company common stock of $483,000 and $1.3 million, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2001 and 2000, the Company repurchased 105,900 and 12,500 shares at a total cost of approximately $85,000 and $40,000, respectively. The Company made no purchases during 2002 and has not made any purchases during 2003, as of the date of this filing, however, it could commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. As of December 31, 2002, the Company has an income tax receivable of approximately $2.7 million primarily associated with anticipated Canadian tax refunds of approximately $2.4 million. During 2002, the Company received income tax refunds of approximately $3.4 million.

As described in Note 7 to the Company’s Consolidated Financial Statements, at December 31, 2002, the Company has U.S. NOLs aggregating approximately $202 million, of which approximately $9 million was generated in 2002, $65 million generated in 2001 and $95 million generated prior to 2001. The remaining $33 million related to the 1997 acquisitions of Open Development Corporation, (“ODC), and Wireless Access, Inc. (“WAI”). However, the ability to utilize WAI’s acquired NOLs of $22 million to offset future income is subject to restrictions, and there can be no assurance that they will be utilized in 2003 or future periods. Additionally, should the volume of international sales grow, the percentage of worldwide income taxable in international jurisdictions may increase as well. As a result, the cash tax rate may be significantly higher in 2003 as compared to 2002 and recent years.

The Company accounts for income taxes under the liability method in accordance with FAS 109, Accounting for Income Taxes. At December 31, 2002, the Company’s net deferred tax asset of $132 million was fully reserved by a valuation allowance. Pursuant to FAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. As a result of the Company’s discontinuance of its Wireless Messaging (Paging) business and other restructuring activities during 2001, management determined it was necessary to fully reserve the deferred tax asset due to the inability to project future income on the historical basis of the restructured business.

Inflation. For the three fiscal years ended December 31, 2002, the Company does not believe inflation has had a material effect on its results of operations.

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

OUTLOOK

Glenayre currently anticipates that the communications software and advanced messaging markets will return to growth during the latter half of 2003. Growth drivers for the latter half of 2003 include:

•	Continued wireless subscriber growth worldwide;

•	Increased penetration and acceptance of enhanced services;

•	New market build-outs as CSPs consolidate or increase coverage;

•	Deployment of new services across existing network base; and

•	The necessity for CSPs to deploy new revenue generating services that reduce customer churn.

CSPs will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre is aggressively investing in applications and services like voice services, multimedia messaging, multimodal messaging and presence and availability solutions to help wireless, wireline and cable and broadband operators harness 2003 growth trends and enhance their competitive positions. These products and solutions, currently under development, are expected to expand the uses and applications in this growing market.

The Company also expects that reducing the total cost of ownership of next-generation investments will remain a primary concern for CSPs. By providing open, standards-based platforms based on Intel/Linux architecture, Glenayre believes it is well-positioned to help CSPs offer competitive services at one of the lowest total costs of ownership. Nevertheless, macroeconomic conditions and CSPs continued lack of access to capital markets may negatively impact this outlook.

This Outlook section contains forward-looking statements that are subject to the risks described under the Risk Factors That May Affect Future Results immediately below.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave and Tecnomen. Additional competitors from the voice portal and voice services market, include BeVocal, TellMe, HeyAnita and InterVoice. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition amongst these remaining firms continues to be quite fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability and services and support.

Some of the Company’s competitors may have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies. In addition, competitive pricing pressures exist which may have an adverse effect on the Company’s profit margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During 2002, Nortel, an OEM partner, Nextel, Verizon, US Cellular and Alltel individually accounted for approximately 20%, 19%, 14%, 10% and 8%, respectively, of the Company’s total revenue from continuing operations. During 2001, Nextel, Nortel, Verizon and Cricket individually accounted for approximately 24%, 18%, 13% and 8%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 15% and 14% of the Company’s total revenues in 2002 and 2001, respectively. In 2000, Nortel and Nextel individually accounted for approximately 17% and 14%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

The Company has restructured its business to respond to industry and market conditions and may have to restructure its business again in the future.

The Company continues to restructure its business to realign resources and achieve desired cost savings. Restructuring efforts have been based on certain assumptions regarding the cost structure of the Company’s business and the nature, severity and duration of the industry downturn which may or may not be correct. These restructuring efforts may not be sufficient for the Company to achieve profitability and meet the changes in industry and market conditions. The Company will continue to make judgments as to whether further reductions in its workforce may be required. These workforce reductions may impair the Company’s ability to achieve its current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by the Company to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to profitability.

As part of the Company’s review of its restructured business, it must also review long-lived assets for recoverability under FAS 144. Future market conditions may trigger further write downs of these assets due to uncertainties in the estimates and assumptions used in asset valuations, which are based on the Company’s forecasts of future business performance; and accounting estimates relating to the useful life and recoverability of the net book value of these assets.

Effective Convergence of Technologies

During 2002, the market for the Company’s products continued to contract as a result of reduced worldwide CSP spending. Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its systems and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH™. The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre’s business is primarily focused on offering advanced messaging solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience rapid consolidation in the next 12 to 18 months. Glenayre has been focused on building next-generation messaging platforms such as its Versera™ Large Solution and High Density platforms and communications solutions that leverage speech-driven, multimedia, multimodal and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Versera Solutions, it could have a material adverse effect on Glenayre’s business.

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People’s Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre’s proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that any such efforts would be successful.

Potential Changes in Government Regulation

Many of Glenayre’s products connect to public telecommunications networks. While many of Glenayre’s current products are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. When introducing products to a market, there is no assurance that the Company’s customers will obtain regulatory approval. In addition, it is always possible that a new regulation, changing political climates, or a change in the interpretation of existing regulations could adversely affect the Company’s ability to sell products in that market. Regulatory approvals must be obtained by Glenayre in connection with the manufacture and sale of certain of its products, and by Glenayre’s telecommunications service provider customers to operate the systems that utilize certain Glenayre products. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could affect the market for Glenayre’s products.

International Business Risks

Approximately 18% of 2002 total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for 2002 were negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress the Company’s Stock Price or Adversely Affect the Company’s Business

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets and contributed to the volatility of the stock prices of many U.S. publicly traded companies. In the future, there may be armed hostilities, further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. and in the foreign markets served by the Company. Additionally, such disturbances could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company has made, and in the future, may continue to make strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose its entire investment. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms, or at all. In addition, even if the Company makes investments, it may not gain strategic benefits from those investments.

Continuation and Expansion of Third Party Agreements

Glenayre has entered into initiatives with third parties that provide development services, products and channels to market that are used to enhance the Company’s business and is continuing to explore additional third party arrangements. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute Glenayre’s products and intends to enter into service reseller arrangements. Glenayre is dependent upon these third parties to augment its research and development efforts as well as to distribute its products and services and increase its product offerings. If these third parties are not successful or the agreements are terminated, a material adverse effect on Glenayre’s business could result. Glenayre intends to continue entering into agreements and initiatives with third parties; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. The inability of Glenayre to enter into agreements with third parties on acceptable terms could have a material adverse effect on Glenayre’s business.

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

The Company’s Common Stock May be Subject to Delisting from the Nasdaq National Market

The Company’s common stock currently trades on the Nasdaq National Market (“Nasdaq”). The continued listing requirements of Nasdaq require that the closing bid price of the Company’s common stock not remain below $1.00 for more than 30 consecutive trading days. After notice from Nasdaq that the Company’s common stock has failed to satisfy this test, Nasdaq may commence suspension and delisting procedures unless within 90 days following receipt of such notice the closing bid price of the Company’s common stock is $1.00 or greater for at least 10 consecutive trading days. On November 5, 2002 the Company received notice that its common stock’s closing bid price was below $1.00 for 30 consecutive trading days and that its common stock was subject to potential delisting. By letter dated November 21, 2002, Nasdaq notified the Company that it had regained compliance with Nasdaq listing requirements as the Company’s common stock had maintained a closing bid price of $1.00 per share or greater for at least 10 consecutive trading days. There can be no assurance that the trading price of the Company’s common stock will meet the minimum bid price requirement, and in the future, the Company’s common stock could be subject to delisting. If the Company’s common stock were to be delisted from trading on Nasdaq the trading market for the common stock could be materially adversely affected. If the Company’s common stock again failed to satisfy Nasdaq’s minimum bid price requirement, the Company currently anticipates that to regain compliance with this requirement and avoid delisting it would seek to effect a reverse stock split within the time period prescribed by applicable Nasdaq rules.

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

Interest Rate Risk

The Company’s exposure to market rate risk for a change in interest rates relates primarily to its investment portfolio. The Company’s investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, Treasury bills, Notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities. The Company typically invests its surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, the Company manages these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, management believes that fluctuations in short-term interest rates will not have a material adverse effect on the Company’s results of operations.

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At December 31, 2002, approximately

U.S. $1.8 million or 1.7% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $180,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $180,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedule is set forth below and at Item 15(a) of this Annual Report on Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Page

(i) Financial Statements:
Report of Ernst & Young LLP Independent Auditors	30
Consolidated Balance Sheets at December 31, 2002 and 2001	31
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	32
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000	33
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	34
Notes to Consolidated Financial Statements	35
(ii) Supplemental Schedule:
(For the years ended December 31, 2002, 2001 and 2000) Schedule II — Valuation and Qualifying Accounts	58
All other schedules are omitted because they are not applicable or not required

REPORT OF INDEPENDENT AUDITORS

Stockholders
Glenayre Technologies, Inc.

We have audited the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia February 14, 2003

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2002	December 31, 2001

ASSETS
Current Assets:
Cash and cash equivalents	$64,116	$89,149
Short-term investments	43,884	—
Restricted cash	217	5,227
Accounts receivable, net	5,584	17,153
Inventories, net	6,943	8,168
Inventories, discontinued operations, net	—	282
Assets held for sale	—	4,350
Assets held for sale, discontinued operations, net	11,709	11,154
Prepaid expenses and other current assets	6,698	3,846

Total Current Assets	139,151	139,329
Property, plant and equipment, net	5,858	35,588
Other assets	795	2,479

TOTAL ASSETS	$145,804	$177,396

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,226	$6,729
Accrued liabilities	22,497	28,347
Accrued liabilities, discontinued operations	10,574	25,077

Total Current Liabilities	36,297	60,153
Other liabilities	6,416	7,669
Accrued liabilities, discontinued operations — noncurrent	15,299	13,884
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2002 - 65,448,353 shares; 2001 - 64,971,834 shares	1,308	1,299
Contributed capital	361,485	361,011
Accumulated deficit	(275,001)	(267,251)
Accumulated other comprehensive income	—	631

Total Stockholders’ Equity	87,792	95,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,804	$177,396

See notes to consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	December 31,

	2002	2001	2000

REVENUES:
Product sales	$49,625	$81,440	$109,697
Service revenues	17,743	16,061	12,665

Total Revenues	67,368	97,501	122,362

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	21,511	28,177	35,190
Cost of services	9,503	11,210	12,839

Total Cost of Revenues	31,014	39,387	48,029

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	36,354	58,114	74,333
OPERATING EXPENSES:
Selling, general and administrative expense	26,980	40,101	42,658
Provision for doubtful receivables, net of recoveries	(910)	1,786	2,008
Research and development expense	16,985	19,658	18,533
Restructuring expense	673	9,794	—
Depreciation and amortization expense	9,380	8,942	9,476
Impairment of long-lived assets	21,298	2,925	(180)
Adjustment to loss on sale of business	—	(94)	(524)

Total Operating Expenses	74,406	83,112	71,971

OPERATING INCOME (LOSS)	(38,052)	(24,998)	2,362

OTHER INCOME (EXPENSES):
Interest income, net	2,247	3,768	6,444
Gain (loss) on disposal of assets, net	(79)	(73)	186
Escrow settlement	—	—	320
Realized and unrealized gain (loss) on securities, net	(250)	11,894	1,142
Other, net	30	(901)	(509)

Total Other Income	1,948	14,688	7,583

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(36,104)	(10,310)	9,945
Provision (benefit) for income taxes	(2,603)	27,698	4,442

INCOME (LOSS) FROM CONTINUING OPERATIONS	(33,501)	(38,008)	5,503
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	25,751	(232,478)	8,599

NET INCOME (LOSS)	$(7,750)	$(270,486)	$14,102

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Income (loss) from continuing operations	$(0.51)	$(0.59)	$0.09
Discontinued operations	0.39	(3.58)	0.13

Net income (loss) per weighted average common share	$(0.12)	$(4.17)	$0.22

INCOME (LOSS) PER COMMON SHARE – ASSUMING DILUTION:
Income (loss) from continuing operations	$(0.51)	$(0.59)	$0.08
Discontinued operations	0.39	(3.58)	0.13

Net income (loss) per weighted average common share	$(0.12)	$(4.17)	$0.21

See notes to consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
	Common Stock				Other	Total
			Contributed	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances, January 1, 2000	62,430	$1,248	$345,097	$(10,867)	$—	$335,478
Net income				14,102		14,102
Other Comprehensive Income:
Net unrealized gain on securities available-for-sale, net of tax of $3,378					7,223	7,223

Comprehensive Income						21,325
Shares issued for ESP Plan and option exercises	2,028	40	14,124			14,164
Repurchase of common stock	(12)	—	(40)			(40)

Balances, December 31, 2000	64,446	1,288	359,181	3,235	7,223	370,927
Net loss				(270,486)		(270,486)
Other Comprehensive Loss:
Adjustment to unrealized gain on securities available-for-sale, net of tax benefit of $3,378					(6,592)	(6,592)

Comprehensive Loss						(277,078)
Shares issued for ESP Plan and option exercises	632	13	1,250			1,263
Repurchase of common stock	(106)	(2)	(83)			(85)
Stock Compensation Expense			663			663

Balances, December 31, 2001	64,972	1,299	361,011	(267,251)	631	95,690
Net loss				(7,750)		(7,750)
Other Comprehensive Loss:
Adjustment to unrealized gain on securities available-for-sale, net of tax of $0					(631)	(631)

Comprehensive Loss						(8,381)
Shares issued for ESP Plan and option exercises	476	9	474			483

Balances, December 31, 2002	65,448	$1,308	$361,485	$(275,001)	$—	$87,792

See notes to consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,750)	$(270,486)	$14,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,380	11,579	20,461
Changes in deferred income taxes	—	57,435	3,118
Net realizable value adjustment and (gain) loss on disposal of property, plant and equipment	389	42,263	(95)
Impairment of long-lived assets	21,298	2,925	(180)
Adjustment to loss on sale of network management business	—	(94)	(524)
Write-off of goodwill and other intangibles	—	45,311	—
Gain on sale of available-for-sale securities	(299)	(13,961)	(1,142)
Other than temporary impairment of securities	551	2,067	—
Stock-based compensation expense	—	663	—
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	5,010	11,666	(6,538)
Accounts receivable	11,569	76,090	(5,751)
Notes receivable	20	10,981	131
Inventories	1,507	31,654	(11,974)
Prepaids and other current assets	(2,852)	4,187	(1,928)
Other assets	376	1,077	(3,277)
Accounts payable	(3,503)	(18,421)	7,036
Accrued liabilities	(20,353)	25,809	(7,542)
Other liabilities	541	1,025	(672)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,884	21,770	5,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,489)	(21,163)	(19,303)
Proceeds from sale of building and equipment	4,567	237	250
Investment in short-term securities	(43,884)	—	—
Investments in available-for-sale securities	—	—	(2,650)
Proceeds from sale of available-for-sale securities	406	15,261	707

NET CASH USED IN INVESTING ACTIVITIES	(41,400)	(5,665)	(20,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	483	1,263	14,164
Purchase of treasury stock	—	(85)	(40)

NET CASH PROVIDED BY FINANCING ACTIVITIES	483	1,178	14,124

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,033)	17,283	(1,647)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	89,149	71,866	73,513

CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,116	$89,149	$71,866

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$48	$131	$61
Income taxes	250	1,665	2,922

See notes to consolidated financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

1. Summary of Significant Accounting Policies

Description of Business

Glenayre Technologies, Inc. and subsidiaries (“Glenayre” or the “Company”) is an established provider of network-based messaging and communications systems and software that enable applications like voice messaging, multimedia messaging and other enhanced telephony services. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s customers are communications service providers (CSPs), including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products make it possible for CSPs to provide a variety of messaging services like voice mail, one-number services, voice-activated dialing and picture messaging to their customers. Glenayre is headquartered in Atlanta, Georgia.

Prior to June 2001, the Company’s operations also included its Wireless Messaging (Paging) business. In May 2001, the Company began exiting the Wireless Messaging (Paging) business and as a result the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter of 2001. The operating results of the Wireless Messaging (Paging) segment are reported as discontinued operations in the accompanying financial statements (see “Note 2”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities with operations throughout the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy.

Restricted cash at December 31, 2002 consisted of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

Short-Term Investments

Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months when purchased.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $805,000 and $2.5 million at December 31, 2002 and 2001, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which such allowances, if any, would be recorded in the period the impairment is identified.

Inventories

Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $1.7 million, $4.2 million and $555,000 during 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, inventories of $6.9 million and $8.2 million, respectively, were net of reserves of approximately $4.9 million and $4.0 million, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Property, Plant and Equipment

Property, plant and equipment, including internally developed software, are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20 years; furniture, fixtures and equipment, 3-7 years; internally developed software, 5-10 years). See Note 4.

Impairment of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets, including buildings, equipment and internal use software when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. See Note 4.

Available-for-Sale Securities

The Company’s marketable securities are classified as available-for-sale and recorded at current market value. Net unrealized gains and losses on marketable securities available-for-sale are recorded to stockholders’ equity as a component of Other Comprehensive Income, net of tax. Any realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a separate component of Other Income (Expense) in the Company’s Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

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

Revenue Recognition

The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and with Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software imbedded in the configuration of the system. This operating software is incidental to the product as a whole. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

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

Significant Customers

During 2002, Nortel Networks, an OEM partner, Nextel Communications, Verizon Wireless, US Cellular and Alltel individually accounted for approximately 20%, 19%, 14%, 10% and 8%, respectively, of the Company’s total revenue from continuing operations. During 2001, Nextel, Nortel, Verizon and Cricket Communications individually accounted for approximately 24%, 18%, 13% and 8%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 15% and 14% of the Company’s total revenues in 2002 and 2001, respectively. In 2000, Nortel and Nextel individually accounted for approximately 17% and 14%, respectively, of the Company’s total revenue from continuing operations.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and provision for estimated warranty costs is recorded at the time of sale. The following is a summary of activity of the Company’s warranty obligation for its continuing operations and includes the activity associated with obligations associated with the 2001 abandonment of its prepaid product line.

	2002	2001

Balance at beginning of year	$2,383	$1,559
Provision for warranty obligations	522	2,180
Payments of warranty obligations	(712)	(1,356)

Balance at end of year	$2,193	$2,383

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 14 to the Company’s Consolidated Financial Statements. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS 109, Accounting for Income Taxes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Income (Loss) Per Common Share

The Company computes income (loss) per common share pursuant to SFAS No. 128, “Earnings per Share”. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. There were no shares of potential common stock included in the calculation of diluted loss per share for 2002 and 2001 as their effect would be antidilutive for those periods and approximately 2.9 million shares of potential common stock were included in the calculation of diluted earnings per share for 2000. See Note 14(c).

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 was adopted by the Company effective January 1, 2002 and the initial adoption did not have a significant impact on the Company’s financial position and results of operations. However, during the fourth quarter of 2002, the Company recorded an impairment loss of approximately $21.3 million associated with assets held for use in its continuing operations. The Company has facilities associated with its discontinued paging operations located in Vancouver, British Columbia and Singapore. These facilities are currently being actively marketed for sale and are considered held for sale assets. The Company continues to monitor the status of the sales activities and market conditions surrounding these held for sale facilities.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of FAS 146 effective for exit or disposal activities initiated after December 31, 2002 and therefore the adoption has no impact on the Company’s financial position or results of operations as of December 31, 2002.

On December 31, 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (FAS 148). The Company currently utilizes the intrinsic value method of accounting for its stock-based employee compensation described in APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 148 does not amend FAS 123, Accounting for Stock-Based Compensation, to require companies to account for their employee stock-based awards using the fair value approach. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in FAS 123 or the intrinsic value method described in APB Opinion No. 25. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

FAS 148 amends FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation should the Company decide to change its method of accounting from the intrinsic value method to the fair value method. The three methods of provided in FAS 148 include (1) the prospective method which is the method currently provided for in FAS 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. The Company believes that it has provided the disclosures required under FAS 148 in these financial statements and has no current plans to change its accounting for stock-based compensation to the fair value method.

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. In certain instances, the model would impact the application of SEC Staff Accounting Bulletin No. 101, Income Recognition. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Application of the model is likely to have a significant

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

effect on current accounting practices in a variety of industries and may require changes to current policies and methods of gathering information used in reporting revenue. The Company is currently evaluating the impact of the adoption of this statement.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently assessing the initial measurement requirements of FIN45. However, management does not believe that the recognition requirements will have a material impact on the Company’s financial position, cash flows or results of operations.

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

2. Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Platform and Unified Communications systems business segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s consolidated balance sheet as of December 31, 2002. All business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, ceased in May 2002.

Results for discontinued operations consist of the following:

	2002 (1)		2001	2000

Net sales	$7,962	(1)	$43,723	$129,223
Income (loss) from discontinued operations:
Gain (loss) from operations before income taxes	3,447	(1)	(46,232)	8,830
Provision for income taxes	—	(1)	(583)	(231)

Income (loss) from operations	3,447	(1)	(46,815)	8,599
Gain (loss) on disposal before income taxes	17,732		(156,392)	—
Provision (benefit) for income taxes	(4,572)		29,271	—

Income (loss) on disposal of discontinued operations	22,304		(185,663)	—

Income (loss) from discontinued operations	$25,751		$(232,478)	$8,599

(1)	Includes the results of discontinued operations from the beginning of the period to May 23, 2002, the end of the transition period.

The net income (loss) from discontinued operations consisted of (a) operating losses incurred in the Wireless Messaging (Paging) segment adjusted for cash received from Wireless Messaging (Paging) trade receivables previously reserved and (b) an estimated loss on disposal of the segment which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets, operating results and various obligations noted above. These estimates are subject to adjustment resulting from, but not limited to, future changes in real estate market conditions or changes in estimates related to on-going contractual obligations and commitments.

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

During the second, third and fourth quarters of 2002, the Company recorded additional reductions in the loss on disposal of discontinued operations of approximately $15.8 million, $2.4 million and $7.5 million, respectively, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities offset by additional write-down of the Vancouver and Singapore facilities due to a deterioration of market values.

On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. MUX marketed products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999 and, accordingly, the operating results of MUX have been included in the discontinued operations. The gain from operations before income taxes for 2000 includes $10.9 million in net proceeds associated with an escrow settlement agreement between the Company and the former shareholders entered into in August 2000 (see Note 13). Additionally, the Company is contingently liable for MUX’s building lease payments. The maximum contingent liability as of December 31, 2002 for these obligations is approximately $2.2 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares (see Note 5).

3. Inventories

Inventories related to the Company’s continuing operations at December 31, 2002 and 2001 consisted of:

	2002	2001

Raw materials	$3,359	$5,094
Work in process	1,544	1,627
Finished goods	2,040	1,447

	$6,943	$8,168

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

4. Property, Plant and Equipment and Impairment of Long-Lived Assets

Property, plant and equipment related to the Company’s continuing operations at December 31, 2002 and 2001 consisted of:

	2002	2001

Land	$676	$676
Buildings and improvements	4,931	6,608
Equipment	251	62,804

	5,858	70,088
Less: Accumulated depreciation	—	(34,500)

	$5,858	$35,588

As a result of the Company’s continuing operations performance for the second half of 2002, the general overall uncertain economic environment, and its forecasted operating results for the foreseeable future, the Company evaluated the carrying value of the long lived assets for impairment in accordance with the provisions of FAS 144. An impairment loss under FAS 144 is recognized if the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. In December 2002, given the projected operating performance over the remaining useful lives of the long-lived assets, it was determined that the carrying value of certain of these assets was not recoverable. As a result of these determinations, the Company recorded a charge in December 2002 for the impairment of property and equipment of $21.3 million.

FAS 144 further mandates that, if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. The new cost basis of the long-lived asset is then depreciated over the remaining useful life of that asset. The Company has determined that the remaining useful life of manufacturing equipment is two years and will be depreciated accordingly based on the adjusted carrying value of those long-lived assets. The Company did not deem the carrying value of its Atlanta headquarters building to be impaired under FAS 144, however its historical useful life was revised to 20 years. Restoration of a previously recognized impairment loss in accordance with FAS 144 is prohibited.

During 2001, the Company recorded $2.9 million in impairment charges of long-lived assets. During the second quarter of 2001, the Company recorded a $1,760,000 charge related to assets associated with the phase out of the prepaid product line (see Note 8). During the fourth quarter of 2001, the Company recorded an impairment charge of $525,000 related to the write-down to fair value less cost to sell, of $4.4 million, related to its held for sale building in Quincy, Illinois. The facility was sold in January 2002 and a portion of the facility was leased back from the purchaser. The Quincy facility lease is a five-year lease agreement whereby 131,334 square feet of the total 154,256 square feet was leased from January 2002 to May 2002 and 65,656 square feet is being leased for the remainder of the term. The total lease obligation related to the Quincy facility lease, exclusive of operating expenses, was approximately $1.9 million. The fair value of the Quincy facility is classified as “Assets held for sale” on the Company’s Consolidated Balance Sheet at December 31, 2001. In the fourth quarter of 2001, the Company also recorded an impairment charge of $640,000 related to certain capital assets that were deemed to have no future economic benefit.

5. Other Assets

Included in Other Assets was the Company’s remaining investment in MUX (see Note 2). During the third quarter of 2000, MUX successfully completed its initial public offering. During 2002 and 2001, the Company sold approximately 137,000 and 1.8 million shares of MUX for pre-tax gains of approximately $300,000 and $14.0 million, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

As of May 31, 2002, the Company has sold its remaining interest in MUX. Accordingly, no unrealized holding gain was recorded at December 31, 2002. As of December 31, 2001, the Company had marketable equity securities with an estimated fair value of $815,000 consisting of a cost of $184,000 and gross unrealized gains of $631,000.

On June 30, 2000 as part of the Company’s strategy to expand into new markets for its Enhanced Services platform business the Company entered into a stock purchase agreement with Multi-Link Telecommunications, Inc. (“Multi-Link”), a Colorado corporation, and a shareholder, to acquire in the aggregate 264,439 shares of common stock for $2.1 million representing approximately 6.5% ownership in Multi-Link. The Company also acquired warrants to purchase 100,000 shares of Multi-Link common stock. The Company recorded the purchase, which occurred on July 3, 2000, as an investment in available-for-sale securities. As of December 31, 2000, the market value of Multi-Link common stock had decreased. As a result, the Company recorded an unrealized holding loss of approximately $600,000, net of a tax benefit of $370,000. As of December 31, 2001, the Company had deemed this security permanently impaired and had recorded a realized holding loss of approximately $2.0 million on this available-for-sale security. This security was deemed worthless in 2002 and the Company recorded a realized holding loss of $77,000 to write-off the entire carrying value of the security.

6. Accrued Liabilities

Accrued liabilities at December 31, 2002 and 2001 consist of:

	2002	2001

Accrued warranty costs	$2,193	$2,383
Accrued payroll costs	4,186	6,319
Accrued restructuring costs	1,151	4,539
Accrued income taxes	7,258	6,772
Other accruals	7,709	8,334

	$22,497	$28,347

7. Income Taxes

The Company’s income tax provision for continuing operations consists of the following:

	2002	2001	2000

Current provision:
United States Federal	$—	$—	$—
Benefit of Alternative Minimum Tax NOL Carryback	(2,480)	—	—
Foreign	(144)	(48)	447
State and local	—	—	—

Total current	(2,624)	(48)	447

Deferred:
Primarily United States federal and state	(12,639)	(5,435)	3,315
Adjustment to federal net operating loss carryforward	—	—	—
Adjustment to state net operating loss carryforward	—	—	—
Adjustment to valuation allowance	12,660	33,181	680

Total deferred	21	27,746	3,995

Total provision (benefit)	$(2,603)	$27,698	$4,442

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2002	2001	2000

United States	$(36,196)	$(15,792)	$8,931
Foreign	92	5,482	1,014

	$(36,104)	$(10,310)	$9,945

The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2002	2001	2000

Income tax provision at Federal U.S. statutory rate	$(12,637)	$(3,609)	$3,481
Increase in valuation allowance	12,660	33,181	680
Deemed dividend of foreign earnings	—	—	100
Alternative Minimum Tax Carryback	(2,480)	—	—
Foreign taxes at rates other than U.S. statutory rate	(190)	(1,967)	(35)
U.S. research and experimentation credits	—	—	(329)
State taxes and foreign taxes net of federal benefit and related valuation allowance	—	—	310
Other non-deductibles	44	93	235

Income tax provision (benefit)	$(2,603)	$27,698	$4,442

The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

	2002	2001

Assets:
U.S. net operating loss carryforwards	$70,836	$73,018
State net operating loss carryforwards	11,913	11,877
Other	50,579	58,142

	133,328	143,037
Less: Valuation allowance	(132,084)	(132,051)

	1,244	10,986
Liabilities	(1,244)	(10,986)

Deferred tax asset, net	$—	$—

At December 31, 2002, the Company had a net deferred tax asset of $132.1 million that was fully reserved by a valuation allowance. Components of the net deferred tax asset include other deferred tax assets for 2002 and 2001 that primarily reflect reserves not yet deducted for tax purposes of $40 million and $46 million, respectively, and research and experimentation credit carry-forwards of $6 million. Deferred tax liabilities for 2002 and 2001 were mainly comprised of accelerated depreciation of $600,000 and $10 million, respectively, and unrealized gains from available-for-sale investments of $200,000 at December 31, 2001.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

During 2002, the valuation allowance increased $2.4 million due to the changes in net temporary differences, offset by a decrease in valuation allowance of $2.4 million due to the realization of the alternative minimum tax net operating loss carry back claim. The Company has assessed the realizability of the net deferred asset at December 31, 2002 and determined due to significant net operating losses and its inability to project future taxable income, that it is more likely than not, that the entire amount should be reserved.

At December 31, 2002 and December 31, 2001, the Company has U.S. Federal NOLs of $202 million and $193 million, respectively, which begin to expire in 2006. At December 31, 2002, of the $202 million of U.S. NOLs, $9 million were generated in 2002, $65 million were generated in 2001 and $95 million were generated prior to 2001. The remaining $33 million of U.S. NOLs at both December 31, 2002 and December 31, 2001, were related to the 1997 acquisitions of ODC and WAI. However, the Company’s ability to offset future income with these acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the “Code”).

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.4 million at December 31, 2002. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to net operating loss carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carry-forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $152,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2002.

8. Business Restructuring of Continuing Operations

During the first quarter of 2002, the Company recorded a restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce.

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

During the fourth quarter of 2002, the Company recorded a restructuring charge of $211,000 for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 9 positions and adjustments to the Company’s lease cancellation costs. These charges were offset by a change in estimate of $104,000 related to the Company’s Netherlands operations for severance and benefits costs.

In connection with the Company’s decisions to phase out its prepaid product line and relocate the Corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia, during the second quarter 2001, the Company recorded pre-tax restructuring charges of approximately $11.2 million. As a result of these restructuring activities, the Company anticipated a reduction of approximately 160 positions impacting several functional areas of the Company and expensed approximately $4.0 million for employee severance and outplacement services, approximately $2.1 million for consolidation and exit costs from its Charlotte, North Carolina, Atlanta, Georgia and Amsterdam, Netherlands facilities and approximately $3.3 million to accrue business exit costs and to reserve for excess inventories and customer receivables associated with the Company’s decision to abandon its prepaid product line. In addition, the Company recorded a $1.8 million charge associated with impairment of long-lived assets. The impairment charge was classified as impairment of long-lived assets in the Company’s Consolidated Statements of Operations for the year ended December 31, 2001.

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

Payments and charges related to severance and benefits, and consolidation and exit costs were approximately $3.2 million and $2.0 million, respectively, during the year ended December 31, 2002. The restructuring reserve balance was approximately $1.7 million at December 31, 2002. Management believes the remaining reserves for this business restructuring will be adequate to complete this consolidation and exit plan.

The following is a summary of activity in the 2002, 2001 and 2000 restructuring reserves:

		Lease Cancellation
	Severance and	and Other Exit
	Benefits	Costs	Total

Balance at January 1, 2000	$1,044	$—	$1,044
Expense accrued	6	—	6
Expenditures	(1,018)	—	(1,018)

Balance at December 31, 2000	32	—	32
Expense accrued	5,447	6,099	11,546
Expenditures	(2,979)	(2,282)	(5,261)

Balance at December 31, 2001	$2,500	$3,817	$6,317
Expense Accrued	958	(285)	673
Expenditures	(3,193)	(2,049)	(5,242)

Balance at December 31, 2002	$265	$1,483	$1,748

9. Segment Reporting

In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Wireless Messaging (Paging) segment, the Company currently operates in one business segment, its “Continuing Operations.”

The following geographic area data represents property, plant and equipment by location and total revenues based on product shipment destination related to the Company’s continuing operations.

	As of December 31,

	2002	2001

Property, Plant and Equipment:
United States	$5,858	$33,435
Canada	—	755
Asia	—	441
China	—	316
Europe, Middle East and Africa	—	413
Latin America	—	228

Total	$5,858	$35,588

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

	For the years ended

	2002	2001	2000

Total Revenues
United States	$55,382	$79,106	$87,074
Canada	340	679	6,058
Asia	2,088	2,252	7,825
China	14	396	1,120
Europe, Middle East and Africa	5,666	8,234	12,646
Latin America	3,878	6,834	7,639

Total	$67,368	$97,501	$122,362

10. Operating Lease Commitments

The Company leases office facilities and various equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year, net of subleases) related to its continuing operations for calendar years subsequent to December 31, 2002 are as follows:

2003	$1,913
2004	1,319
2005	914
2006	523
2007	12
Thereafter	13

Rent expense for continuing operations amounted to approximately $882,000, $1.0 million and $1.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

11. Employee Benefit Plans

(a) Postretirement Health Care Benefits

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company’s policy is to fund benefits as they become due.

The actuarial present value of accumulated postretirement benefit obligations at December 31, 2002 and 2001 is as follows:

	2002	2001

Retirees	$1,712	$1,006
Fully eligible plan participants	301	23
Other active plan participants	1,023	166

Accumulated postretirement benefit obligation	3,036	1,195
Unrecognized gain	26	1,478
Unrecognized prior service cost*	(216)	—
Unrecognized transition obligation	(509)	(560)

Postretirement benefit liability recognized in balance sheet	$2,337	$2,113

* Represents life insurance benefit provided for participants.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

The change in Accumulated Postretirement Benefit Obligation (“APBO”) from year to year is as follows:

	2002	2001

APBO at the beginning of the year	$1,195	$2,574
Service cost	155	269
Interest cost	194	195
Actuarial (gain) loss	1,681	(1,704)
Plan participants contributions	—	62
Benefits paid	(189)	(201)

APBO at end of the year	$3,036	$1,195

Net postretirement benefit costs for the years ended December 31, 2002, 2001 and 2000 consist of the following components:

	2002	2001	2000

Service cost	$155	$269	$229
Interest cost on APBO	194	195	165
Amortization of transition obligation	51	51	51
Amortization of prior service costs	14	—	—

	$414	$515	$445

The assumed discount rate utilized was 6.5%. The assumed health care trend rate in measuring the accumulated postretirement benefit obligation as of December 31, 2002 was varied between non-Medicare and Medicare eligible retirees. For non-Medicare eligible retirees the 2002 trend rate is 11.5%, decreasing linearly to 4.5% in 2013, after which it remains constant. For Medicare retirees, the 2002 trend rate is 13.0% decreasing linearly to 5.0% in 2013, after which it declines to 4.5%. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2002 and the 2002 aggregate interest and service cost by approximately 3.0% and 4.8%, respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2002 and the 2002 aggregate interest and service cost by approximately 2.6% and 5.5%, respectively. The assumed discount rate used in determining the APBO at December 31, 2002 and 2001 was 6.5% and 7.0%, respectively.

(b) Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees’ contribution. The Company’s contributions under these plans for the Company’s continuing operations amounted to approximately $892,000, $1.2 million and $1.0 million during the years ended December 31, 2002, 2001 and 2000, respectively.

12. Adjustment to Loss on Sale of Business

On January 9, 1997, the Company completed the acquisition of CNET, Inc. (“CNET”), located in Plano, Texas. CNET developed and provided integrated operational support systems, network management, traffic analysis, and radio frequency propagation software products and services for the global wireless communications industry. In December 1998, in response to significant adverse changes in the market size for CNET’s existing products, the Company sold its network management business. At the time of sale, the network management business had net assets of approximately $5.2 million. A loss on disposal of $7.9 million was reported in income from continuing operations before income taxes in connection with the sale for the year ended December 31, 1998. Included in the loss on sale were accrued facility closing costs, severance payments to employees, certain transition costs associated with training employees of the buyer and other charges related to the sale. During 2001 and 2000, the Company reversed approximately $94,000 and $524,000, respectively, of these accrued expenses previously included in the $7.9 million loss on sale of the Company’s network management business. These changes in estimates were primarily related to specific transition costs in the sale agreement and facility closing costs, which will not be incurred by the Company.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

13. Escrow Settlements

     (a) Open Development Corporation

On October 15, 1997, the Company completed the acquisition of Open Development Corporation (“ODC”) located in Norwood, Massachusetts. ODC was a developer of database management platforms and products for telecommunications providers. Actual 1998 revenue and earnings from ODC’s products were significantly lower than anticipated at the date of acquisition, which significantly impacted the Company’s 1998 results.

The ODC Acquisition Agreement (“ODC Agreement”) between the Company and the former ODC shareholders provided that approximately $5 million of the purchase price would be placed in escrow for the purpose of satisfying any claims of indemnity that the Company might make. In December 2000, the Company entered into an escrow settlement with the former ODC shareholders concerning the disbursement of the remaining funds held in escrow since the acquisition in October 1997. In this settlement the Company received $320,000 for certain third party software licensing infringements existing prior to the acquisition. Additionally, the settlement agreement released all claims by both parties to the ODC Agreement.

     (b) Wireless Access, Inc.

On November 3, 1997, the Company completed the acquisition of Wireless Access, Inc. (“WAI”), located in Santa Clara, California. WAI developed and marketed two-way wireless messaging devices. The purchase price was negotiated based on projections of revenues from sales of the wireless messaging devices and future applications. Actual WAI revenues from November 1997 to September 1999 were considerably less than the projected sales used in the purchase price calculations.

During the third quarter 2000, the Company entered into an escrow settlement with the former WAI shareholders. The Acquisition Agreement (“the Agreement”) between the Company and the former WAI shareholders provided that $12 million of the purchase price would be placed in escrow for the purpose of satisfying any indemnity and representation and warranty claims that the Company might have. The Agreement contained representations and warranties by the former shareholders of WAI that its AccessMate and AccessLink II pager products, which at the time of the acquisition were under development, would be manufactured to certain specifications in specified quantities and by dates set forth in the Agreement. The Agreement further provided that the WAI shareholders would indemnify the Company in the event that these pager products did not comply with the manufacture dates and product specifications. In February 1999, the Company made a claim against the former WAI shareholders for the entire amount of the escrow on the ground that WAI failed to comply with or was late in complying with the manufacture dates and product specifications. In January 2000, the representative of the former shareholders of WAI filed an answering statement to this claim denying the allegations of the Company and asserting that the former shareholders of WAI were entitled to all funds accumulated in the escrow. In August 2000, the Company and the former shareholders entered into a settlement agreement that disbursed $11.5 million of the escrow funds to the Company. As part of this settlement the former WAI shareholders were disbursed $2.1 million of the funds. The Company incurred approximately $600,000 of costs which have been netted against the proceeds received. As all of the goodwill and other intangibles related to the WAI acquisition were determined to be impaired and were written off in the third quarter 1999, the net proceeds from the escrow settlement of $10.9 million are included in the Company’s discontinued operations for the year ended December 31, 2000 (see Note 2). Additionally, the settlement agreement released all claims by both parties to the Agreement.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

14. Stockholders’ Equity

     (a) Stock Option Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) which were approved by the stockholders, are administered by a committee of the Board of Directors (the “Plan Committee”) and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 7,650,000 and 11,475,000 shares, respectively, of the Company’s common stock to directors, officers and key employees. Options granted have an option price of the fair market value of the Company’s common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.

In April 2001, the Plan Committee extended the expiration date of 796,875 vested options held by the Chairman of the Company from May 14, 2001 to May 14, 2006. In connection with the extension, the Company recognized compensation expense of $663,000.

Activity and price information regarding the Company’s stock option plans is summarized as follows:

			Weighted Average
	Shares	Price Range	Price

Outstanding, January 1, 2000	7,081	$0.40–43.59	$7.64
Granted	2,434	3.54–19.88	11.11
Exercised	(1,667)	0.40–17.13	7.63
Canceled	(933)	1.27–43.59	11.29

Outstanding, December 31, 2000	6,915	1.13–43.59	8.32
Granted	3,098	0.61–4.56	1.30
Exercised	(88)	1.27–3.44	1.44
Canceled	(2,905)	0.80–19.88	8.61

Outstanding, December 31, 2001	7,020	0.61–43.59	5.19
Granted	1,370	0.77–2.35	0.88
Exercised	(158)	0.80–1.28	1.20
Canceled	(1,283)	0.61–19.88	6.79

Outstanding, December 31, 2002	6,949	$0.61–43.59	$4.13

Of the outstanding options under the Company’s stock option plans at December 31, 2002, approximately 3.9 million are currently exercisable. Approximately 800,000 shares (all under the 1996 Plan) were available for grant as of December 31, 2002. The weighted-average exercise price for the currently exercisable options at December 31, 2002 was $6.12. The weighted average remaining contractual life of options outstanding is approximately 7.2 years.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2002:

		Options Outstanding		Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Ranges of Exercise Prices	Shares	Life in Years	Exercise Price	Shares	Exercise Price

$0.61 to $0.80	3,093	9.1	$0.79	688	$0.79
$0.87 to $2.02	1,189	4.9	$1.29	901	$1.27
$2.16 to $8.19	1,575	7.0	$4.22	1,326	$4.03
$9.00 to $14.75	576	5.1	$10.04	553	$10.01
$15.25 to $43.59	516	4.9	$23.86	473	$24.44

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during the three years ended December 31, 2002, 2001 and 2000 was $0.54, $0.84 and $6.94 per option, respectively.

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Expected Life in Years	1 to 4	1 to 4	1 to 4
Risk Free Interest Rate	1.5% to 4.0%	2.2% to 5.1%	5.8% to 6.1%
Volatility	0.97	1.15	1.03
Dividend Yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method per APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three years ended December 31:

	2002	2001	2000

Income (loss) from continuing operations — as reported	$(33,501)	$(38,008)	$5,503
Pro forma stock option expense (1)	(1,255)	(1,614)	(7,652)

Loss from continuing operations – pro forma	$(34,756)	$(39,622)	$(2,149)

Income (loss) from continuing operations per common share – as reported	$(0.51)	$(0.59)	$0.09
Pro forma stock option expense	(0.02)	(0.02)	(0.12)

Loss from continuing operations per common share – pro forma	$(0.53)	$(0.61)	$(0.03)

Income (loss) from continuing operations, assuming dilution – as reported	$(0.51)	$(0.59)	$0.08
Pro forma stock option expense	(0.02)	(0.02)	(0.12)

Loss from continuing operations, assuming dilution – pro forma	$(0.53)	$(0.61)	$(0.04)

(1)	As a result of the significant number of terminations in 2002 and 2001 resulting from restructuring activities, a credit to the pro forma stock option expense was included in the 2002 and 2001 pro forma stock option expense of approximately $525,000, or $0.01 per share, and $4.7 million or $0.07 per share, respectively, related to the expense previously recognized for these employees in prior years.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

     (b) Employee Stock Purchase Plan

In 1993, the Company established the Glenayre Technologies, Inc. Employee Stock Purchase Plan (the “ESP Plan”). Under the ESP Plan, 2,006,250 shares of common stock are authorized for issuance. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The price for common stock to be offered under the ESP Plan for all six-month periods prior to August 1, 2001 was equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. Effective August 1, 2001, for six-month periods beginning August 1, 2001 and subsequent, the calculation of the price for common stock was amended by the Company’s board of directors to be 85% of the lower of the closing price on the first day of the period, February 1 or August 1, or last day of the period, July 31 or January 31. For the February 1, 2003 to July 31, 2003 period, the stock purchase price will be the lower of $0.89 or 85% of the closing market price of the common stock on July 31, 2003. As of December 31, 2002, a total of 1,625,629 shares had been issued under the ESP Plan at purchase prices ranging from $0.80 to $37.94 and 380,621 shares were reserved under the ESP Plan.

     (c) Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

	2002	2001	2000

Numerator:
Income (loss) from continuing operations	$(33,501)	$(38,008)	$5,503
Denominator:
Denominator for basic income (loss) per share - weighted average shares	65,325	64,802	64,087
Effect of dilutive securities:
stock options	—	—	2,879

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	65,325	64,802	66,966

Income (loss) from continuing operations per weighted average common share	$(0.51)	$(0.59)	$0.09

Income (loss) from continuing operations per common share – assuming dilution	$(0.51)	$(0.59)	$0.08

     (d) Stock Repurchase Programs

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2002. For the years ended December 31, 2001 and 2000, the Company repurchased 105,900 and 12,500 shares at a total cost of approximately $85,000 and $40,000, respectively. The Company did not repurchase shares in 2002.

     (e) Stockholders Rights Agreement

In May 1997, the Company’s Board of Directors adopted a Preferred Shares Rights Agreement. The Preferred Shares Rights Agreement was amended on January 14, 1999 and June 2, 2000 (the “Amendments”) to provide special provisions with respect to the State of Wisconsin Investment Board (“SWIB”). Under the Preferred Shares Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock to holders of record as of the close of business on June 12, 1997. Initially, the Rights will automatically trade with the common stock and will not be exercisable.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

Except as provided in the Amendments with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, 1/100th of a share of Series A Junior Participating Preferred Stock. Each fractional preferred share will have economic and voting terms similar to those of one share of common stock, except as provided in the Amendments with respect to SWIB. In the event of such a tender offer or 15% or more stock acquisition, the Rights certificates, after a short period, will trade separately from the common stock and will be exercisable. Each Right, under certain circumstances, entitles the holder to purchase the number of shares of Glenayre common stock (or, at the discretion of the Board of Directors, shares of Series A Junior Participating Preferred Stock) which have an aggregate market value equal to twice the exercise price of $80. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of Glenayre common stock or 1/100th share of Series A Junior Participating Preferred Stock. The Board may also redeem the Rights at a price of $0.01 per Right.

In addition, except as provided in the Amendments with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock and Glenayre either merges with or into another company or Glenayre sells 50% or more of its assets or earning power to another company, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, a number of shares of the surviving company which has a market value equal to twice the exercise price.

The Amendments provide that, instead of the 15% beneficial ownership level described above, SWIB’s beneficial ownership level will be 20% through June 15, 2001 and, after that date, will be reduced to (i) 16% if SWIB does not beneficially own 16% or more of Glenayre’s outstanding common stock on June 15, 2001 or (ii) if SWIB beneficially owns 16% or more of Glenayre’s outstanding common stock at the close of business on June 15, 2001, the next highest whole percentage in excess of the percentage of Glenayre’s outstanding common stock then beneficially owned by SWIB, not exceeding 20%. At the close of business on December 31, 2002, SWIB owned approximately 19.3% of Glenayre’s outstanding common stock.

The Rights will expire on May 21, 2007, unless redeemed earlier.

15. Commitments and Contingencies

At December 31, 2002, the Company had approximately $1.4 million of outstanding purchase commitments mainly to its suppliers of inventories and had an outstanding contractual commitment to spend an additional $1.0 million for its Vancouver, British Columbia office tower.

The Company is from time to time involved in various disputes and legal actions related to its business operations. Based on information currently available, it is the opinion of the Company, that the currently identified claims or actions should not have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

16. Related Party Transactions

In August 2001, in connection with the relocation of its President and Chief Executive Officer, the Company loaned the executive $350,000, which was fully secured by his primary residence. The promissory note bore interest at 6.75%, required 11 monthly payments of $2,500 and the balance was to be paid on or before August 10, 2002. In May 2002, the loan was repaid in full.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share amounts)

17. Interim Financial Data—Unaudited

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2002 (a)
Total Revenues	$23,434	$18,107	$14,455	$11,372
Gross profit (exclusive of depreciation and amortization)	14,856	9,488	7,387	4,623
Income (loss) from continuing operations	3,001	(3,635)	(4,166)	(28,701)
Income (loss) from continuing operations per weighted average common share	0.05	(0.06)	(0.06)	(0.43)
Income (loss) from continuing operations per common share–assuming dilution	0.04	(0.06)	(0.06)	(0.43)
2001 (b)
Total revenues	$26,927	$26,505	$22,642	$21,427
Gross profit (exclusive of depreciation and amortization)	15,968	14,140	14,113	13,893
Income (loss) from continuing operations	1,166	(37,121)	(1,821)	(232)
Income (loss) from continuing operations per weighted average common share	0.02	(0.57)	(0.03)	0.00
Income (loss) from continuing operations per common share–assuming dilution	0.02	(0.57)	(0.03)	0.00

(a)	The results of continuing operations for the fourth quarter of 2002, includes an impairment charge of $21.3 million against the Company’s long-lived assets (see Note 4).

(b)	The results for the second, third and fourth quarters of 2001 include $11.2 million, $1.1 million and $(1.1) million of restructuring expenses (credits), respectively, in connection with the Company’s decision to phase out the prepaid product line and relocate the corporate headquarters from Charlotte, North Carolina to Atlanta, Georgia (see Note 8).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Items 10 through 13 are incorporated herein by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE OFFICERS OF THE REGISTRANT,” “ELECTION OF DIRECTORS,” “COMPENSATION—Compensation of Directors,” “COMPENSATION—Executive Compensation,” “COMPENSATION—Employment Agreements,” “COMPENSATION—Compensation Committee Interlocks and Insider Participation,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2003.

ITEM 14. CONTROLS AND PROCEDURES

The Company maintains a rigorous set of disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures within 90 days prior to the filing of this Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

A. Index to Financial Statements and Supplemental Schedule

All other schedules are omitted because they are not applicable or not required.

B. Reports on Form 8-K

During the quarter ended December 31, 2002, the Company was not required to file any current reports on Form 8-K.

C. Exhibits

Exhibit
Number	Description

2.1	Acquisition Agreement among Glenayre, WAI Acquisition Corp. and Wireless Access, Inc., dated October 1, 1997 (“WAI Acquisition Agreement”) was filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.
2.2	Amended and Restated Acquisition Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Company, Western Multiplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp. was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999 and is incorporated herein by reference.
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.
4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.
4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.
4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.
4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.
10.1	Services Agreement dated April 18, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*
10.2	Agreement dated October 1, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*
10.3	Employment Agreement dated July 31, 2001 between the Company and Eric L. Doggett was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and is incorporated herein by reference.*

Exhibit
Number	Description

10.4	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*
10.5	Services Agreement dated April 18, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*
10.6	Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the “Ellison Agreement”) was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), William W. Edwards (dated February 3, 2000) and Rolf Madson (dated May 17, 2002) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*
10.7	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*
10.8	Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 was filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*
10.9	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 21, 1999 and is incorporated herein by reference.*
10.10	Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 16, 1994 and is incorporated herein by reference.*
10.11	Amendment dated December 18, 1998 to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*
21.1	Subsidiaries of the Company is filed herewith.
23.1	Consent of Ernst & Young LLP is filed herewith.
99.1	Certification Statement of Chief Executive Officer.
99.2	Certification Statement of Chief Financial Officer.

* Management Contract

Schedule II — Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions

	Balance at	Charges (credits)	Charged to		Balance at
	Beginning	to Costs	Other		End of
Description	of Period	and Expenses	Accounts	Deductions	Period

Accounts Receivable — Allowance for Doubtful Accounts:
Year ended December 31, 2002	$2,528	$(951)	$(149)	$623	$805
Year ended December 31, 2001	3,639	1,786	149	3,046	2,528
Year ended December 31, 2000	1,655	2,008	—	24	3,639
Notes Receivable — Allowance for Doubtful Accounts:
Year ended December 31, 2002	$82	$41	$—	$55	$68
Year ended December 31, 2001	93	220	—	231	82
Year ended December 31, 2000	107	(14)	—	—	93
Valuation Allowance on Inventories:
Year ended December 31, 2002	$4,012	$1,684	$—	$795	$4,901
Year ended December 31, 2001	1,218	4,248	(243)	1,211	4,012
Year ended December 31, 2000	909	555	(147)	99	1,218

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Eric L. Doggett, certify that:

1.	I have reviewed this annual report on Form 10-K of Glenayre Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Eric L. Doggett

Eric L. Doggett
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Debra Ziola, certify that:

1.	I have reviewed this annual report on Form 10-K of Glenayre Technologies, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ Debra Ziola

Debra Ziola
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2003.

GLENAYRE TECHNOLOGIES, INC.

By	/s/ Eric L. Doggett

Eric L. Doggett President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 13, 2003:

/s/ Clarke H. Bailey	/s/ Ramon D. Ardizzone

Clarke H. Bailey	Ramon D. Ardizzone
Chairman of the Board	Director

/s/ Eric L. Doggett	/s/ Donald S. Bates

Eric L. Doggett	Donald S. Bates
President, Chief Executive Officer and Director	Director
(Principal Executive Officer)

/s/ Debra Ziola	/s/ Peter W. Gilson

Debra Ziola	Peter W. Gilson
Senior Vice President, Chief Accounting Officer	Director
and Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)	/s/ John J. Hurley

John J. Hurley
Director

/s/ Stephen P. Kelbley

Stephen P. Kelbley
Director

/s/ Horace H. Sibley

Horace H. Sibley
Director

/s/ Howard W. Speaks, Jr.

Howard W. Speaks, Jr.
Director

Exhibits

Exhibit
Number	Description

2.1	Acquisition Agreement among Glenayre, WAI Acquisition Corp. and Wireless Access, Inc., dated October 1, 1997 (“WAI Acquisition Agreement”) was filed as Exhibit 2 to the Registrant’s Current Report on Form 8-K filed November 11, 1997 and is incorporated herein by reference.
2.2	Amended and Restated Acquisition Agreement dated as of September 30, 1999 among GTI Acquisition Corp., the Company, Western Multiplex Corporation, a California Corporation, Western Multiplex Corporation, a Delaware Corporation, and WMC Holding Corp. was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999 and is incorporated herein by reference.
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.
4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.
4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.
4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.
4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.
10.1	Services Agreement dated April 18, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*
10.2	Agreement dated October 1, 1999 between the Company and Clarke H. Bailey was filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*
10.3	Employment Agreement dated July 31, 2001 between the Company and Eric L. Doggett was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and is incorporated herein by reference.*
10.4	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

Exhibit
Number	Description

10.5	Services Agreement dated April 18, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly report on Form 10-Q for the Quarter ended June 30, 1999 and is incorporated herein by reference.*
10.6	Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the “Ellison Agreement”) was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), William W. Edwards (dated February 3, 2000) and Rolf Madson (dated May 17, 2002) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*
10.7	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*
10.8	Glenayre Technologies, Inc. Incentive Plan for the year ended December 31, 2000 was filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and is incorporated herein by reference.*
10.9	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 21, 1999 and is incorporated herein by reference.*
10.10	Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 16, 1994 and is incorporated herein by reference.*
10.11	Amendment dated December 18, 1998 to the Glenayre Long-Term Incentive Plan was filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 and is incorporated herein by reference.*
21.1	Subsidiaries of the Company is filed herewith.
23.1	Consent of Ernst & Young LLP is filed herewith.
99.1	Certification Statement of Chief Executive Officer.
99.2	Certification Statement of Chief Financial Officer.

*	Management Contract