Form 10-Q
period 2003-03-31
GLENAYRE TECHNOLOGIES INC
filed 2003-05-06
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 5, 2003 was 65,549,488 shares.

Glenayre Technologies, Inc. and Subsidiaries

INDEX

Part I – Financial Information:

        Item 1. Financial Statements

Glenayre Technologies, Inc. and Subsidiaries

Independent Auditors’ Review Report

To the Board of Directors and Stockholders of
Glenayre Technologies, Inc.
Atlanta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 2003 and the related condensed consolidated statements of operations for the three-month period ended March 31, 2003 and 2002, the condensed consolidated statement of stockholders’ equity for the three-month period ended March 31, 2003 and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia April 28, 2003

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,268	$64,333
Short-term investments	50,569	43,884
Accounts receivable, net	10,850	5,584
Inventories, net	7,884	6,943
Assets, net, discontinued operations	11,204	11,709
Prepaid expenses and other current assets	5,960	6,698

Total Current Assets	133,735	139,151
Property, plant and equipment, net	7,141	5,858
Other assets	679	795

TOTAL ASSETS	$141,555	$145,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,925	$3,226
Accrued liabilities	24,421	22,497
Accrued liabilities, discontinued operations	9,547	10,574

Total Current Liabilities	38,893	36,297
Other liabilities	6,080	6,416
Accrued liabilities, discontinued operations – noncurrent	13,227	15,299
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2003 - 65,548,321 shares; 2002 - 65,448,353 shares	1,310	1,308
Contributed capital	361,573	361,485
Accumulated deficit	(279,528)	(275,001)

Total Stockholders’ Equity	83,355	87,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,555	$145,804

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUES:
Product sales	$9,407	$19,336
Service revenues	3,936	4,098

Total Revenues	13,343	23,434

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	3,716	6,294
Cost of services	2,601	2,284

Total Cost of Revenues	6,317	8,578

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	7,026	14,856
OPERATING EXPENSES:
Selling, general and administrative expense	7,956	7,966
Provision for doubtful receivables, net of recoveries	(168)	61
Research and development expense	5,209	4,332
Restructuring expense (credit)	222	(210)
Depreciation expense	144	2,229

Total Operating Expenses	13,363	14,378

OPERATING INCOME (LOSS)	(6,337)	478

OTHER INCOME (EXPENSES):
Interest income, net	425	479
Gain (loss) on disposal of assets, net	14	(68)
Realized and unrealized loss on securities, net	—	(372)
Other, net	93	71

Total Other Income	532	110

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(5,805)	588
Provision (benefit) for income taxes	28	(2,413)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,833)	3,001
INCOME FROM DISCONTINUED OPERATIONS	1,306	77

NET INCOME (LOSS)	$(4,527)	$3,078

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Income (loss) from continuing operations	$(0.09)	$0.05
Discontinued operations	0.02	0.00

Net income (loss) per weighted average common share	$(0.07)	$0.05

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION:
Income (loss) from continuing operations	$(0.09)	$0.04
Discontinued operations	0.02	0.00

Net income (loss) per weighted average common share	$(0.07)	$0.04

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock				Total
			Contributed	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2003	65,448	$1,308	$361,485	$(275,001)	$87,792
Net and comprehensive loss				(4,527)	(4,527)
Shares issued for ESP Plan and option exercises	136	3	121		124
Repurchase of common stock	(36)	(1)	(33)		(34)

Balances, March 31, 2003	65,548	$1,310	$361,573	$(279,528)	$83,355

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

NET CASH USED IN OPERATING ACTIVITIES	$(9,054)	$(81)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,416)	(399)
Proceeds from sale of building and equipment	—	4,492
Investment in short-term securities	(6,685)	(5,000)
Proceeds from sale of available-for-sale securities	—	242

NET CASH USED IN INVESTING ACTIVITIES	(8,101)	(665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	124	324
Purchase of treasury stock	(34)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	90	324

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,065)	(422)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,333	89,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,268	$88,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$33	$12
Income taxes	10	12

See notes to condensed consolidated financial statements.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period’s financial information to conform with the presentation used in 2003. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual amounts may differ from those estimates.

For further information, refer to the consolidated financial statements and footnotes thereto include in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

2. Business Restructuring of Continuing Operations

During the first quarter of 2003, the Company recorded a restructuring charge of $234,000 for severance and outplacement services related to the reduction of the Company’s workforce by approximately 19 positions impacting several functional areas within the Company. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2002 and 2001 restructuring activities of $12,000 primarily related to a reduction in accrued severance benefits.

During the first quarter 2002, the Company recorded a restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce.

The following is a summary of activity for the three months ended March 31, 2003 related to the restructuring reserves:

		Lease
	Severance	Cancellation and
	and Benefits	Other Exit Costs	Total

Balance at December 31, 2002	$265	$1,483	$1,748
Expense accrued	234	—	234
Credits and changes in estimates	(12)	—	(12)
Payments and charges	(166)	(178)	(344)

Balance at March 31, 2003	$321	$1,305	$1,626

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

3. Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Platform and Unified Communication systems business segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s condensed consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of March 31, 2003. All business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, ceased in May 2002 the end of the transition period.

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

Results of discontinued operations consist of the following:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2003	2002

Net sales	$—	$4,665
Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	—	77
Provision for income taxes	—	—

Income (loss) from operations	—	77
Gain (loss) on disposal before income taxes	1,306	—
Provision (benefit) for income taxes	—	—

Income (loss) on disposal of discontinued operations	1,306	—

Net income (loss) from discontinued operations	$1,306	$77

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

In the first quarter of 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $1.3 million was recorded. The adjustments to the original estimates made at May 23, 2001 related mainly to collections of accounts receivable previously reserved for, reduction in the original estimate of anticipated headcount related costs to support the on-going obligations and commitments offset by additional write-down of the market value of the Singapore facility.

4. Sale of Facility

In January 2002, the Company sold its building held for sale located in Quincy, Illinois for cash proceeds of approximately $4.4 million. The Company entered into a five-year lease with the purchaser whereby 131,334 square feet of the total 154,256 square feet was leased from January 2002 to May 2002 and 66,656 square feet is being leased for the remainder of the term.

5. Accounts Receivable

Accounts receivable related to continuing operations consist of:

	March 31,	December 31,
	2003	2002

Trade receivables	$11,485	$6,389
Less: allowance for doubtful accounts	(635)	(805)

	$10,850	$5,584

6. Inventories

Inventories related to continuing operations consist of:

	March 31,	December 31,
	2003	2002

Raw materials	$3,638	$3,359
Work-in-process	1,342	1,544
Finished goods	2,904	2,040

	$7,884	$6,943

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

7. Estimated Warranty Costs

The Company generally warrants its products for one year after sale and provision for estimated warranty costs is recorded at the time of sale. The following is a summary of activity of the Company’s continuing operations warranty obligation for three months ended March 31, 2003:

Balance at January 1, 2003	$2,193
Provision for warranty obligations	53
Payments of warranty obligations	(33)

Balance at March 31, 2003	$2,213

The Company also offers post-contract extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company generally requires its customers to enter into Glenayre Care agreements of varying terms which typically require payment in advance of the performance of the extended warranty service. Revenues derived from Glenayre Care contracts are recognized ratably over the contracted support period. Deferred revenue at March 31, 2003 related to Glenayre Care contracts was approximately $2.2 million.

8. Other Assets and Comprehensive Income

During the first six months of 2002 the Company sold its remaining investment in Proxim Corporation (“Proxim”) which merged in March 2002 with Western Multiplex Corporation, a former subsidiary, of which the Company sold 95% of the equity in November 1999. During the three months ended March 31, 2002, the Company sold 80,100 shares of Proxim stock at a pre-tax gain of $179,000. As of May 2002, the Company had fully liquidated its shares of Proxim and accordingly, the Company realized all previously unrealized holding gains related to this available-for-sale security.

During the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $76,000 related to the decline in value deemed to be other than temporary on an additional available-for-sale security held by the Company. In addition, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition.

Comprehensive income (loss) was $(4.5) million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

9. Income Taxes

The Company’s consolidated income tax provision (benefit) was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended
	March 31,

	2003	2002

Income tax provision (benefit) at federal U.S. statutory rate	$(1,965)	$206
Increase (reduction) in valuation allowance	1,956	(201)
State and foreign taxes, net of federal benefit and related valuation allowance	28	51
Benefit from NOL carryback claims	—	(2,480)
Other non deductibles	9	11

Income tax provision (benefit)	$28	$(2,413)

In the first quarter of 2002, the Company recorded a one-time benefit for refundable alternative minimum income taxes under the “Job Creation and Worker Assistance Act of 2002” (the “Act”) of $2.5 million. The Act became effective on March 9, 2002 and among other things extended the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspended the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that had paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund.

In July 2002, the Company amended its U.S. Federal income returns for tax years 1996, 1997 and 1998 to obtain refunds of alternative minimum tax paid of $853,000, $1,444,000 and $183,000, respectively. The total carryback claim amounted to $2,480,000 and the refund was received in August 2002.

The Company accounts for income taxes under the liability method in accordance with FAS 109, Accounting for Income Taxes. At March 31, 2003, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to FAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. As a result of the Company’s discontinuance of its Wireless Messaging (Paging) business and other restructuring activities, a valuation allowance has been recognized by the Company to fully reserve the deferred tax asset due to the inability to project future income of the restructured business.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

10. Stockholders’ Equity

Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income from continuing operations per share:

	Three Months Ended
	March 31,

	2003	2002

Numerator:
Net income (loss) from continuing operations	$(5,833)	$3,001
Denominator:
Denominator for basic income from continuing operations per share – weighted average shares	65,535	65,207
Effect of dilutive securities:
Stock options	—	1,711

Denominator for diluted income from continuing operations per share	65,535	66,918

Income from continuing operations per weighted average common share	$(0.09)	$0.05

Income from continuing operations per common share-assuming dilution	$(0.09)	$0.04

Stock Based Compensation for Option Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) which were approved by the stockholders, are administered by a committee of the Board of Directors and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 7,650,000 and 11,475,000 shares, respectively, of the Company’s common stock to directors, officers and key employees. Options granted have an option price equal to the fair market value of the Company’s common stock on the date of grant. Options under the plan expire no later than ten years from the grant date.

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

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2003	March 31, 2002

Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	1.2% to 3.8%	2.6% to 5.3%
Volatility	0.89	1.15
Dividend Yield	—	—

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

The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method in accordance with APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method. There was no expense recorded under the intrinsic value method in accordance with APB 25 for the three months ended March 31, 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three months ended March 31:

	2003	2002

Income (loss) from continuing operations — as reported	$(5,833)	$3,001
Pro forma stock option expense (1)	(240)	(380)

Income (loss) from continuing operations – pro forma	$(6,073)	$2,621

Income (loss) from continuing operations per common share – as reported	$(0.09)	$.05
Pro forma stock option expense	—	(.01)

Income (loss) from continuing operations per common share – pro forma	$(0.09)	$.04

Income (loss) from continuing operations, assuming dilution – as reported	$(0.09)	$.04
Pro forma stock option expense	—	—

Income (loss) from continuing operations, assuming dilution – pro forma	$(0.09)	$.04

(1)	As a result of employee terminations in 2003 and 2002 resulting from restructuring activities, a credit to the pro forma stock option expense was included in the March 31, 2003 and 2002 pro forma stock option expense of approximately $76,000, or $.00 per share, and $276,000 or $.00 per share, respectively, related to the expense previously recognized for these employees in prior years.

Stock Repurchase Program

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2002. For the three months ended March 31, 2003, the Company repurchased 36,000 shares at a total cost of $34,000. The Company did not repurchase shares in 2002.

11. Contingencies and Commitments

In late 2001, Phillip Jackson (“Jackson”) filed lawsuits against two of the Company’s customers claiming that products sold by these customers infringed a patent held by Jackson seeking total damages of approximately $10 million. The alleged infringement related to certain features included in products sold by the Company to these customers. By December 2001, the Company agreed to indemnify each of these customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Company’s products. In January 2002, the Company filed a lawsuit in the Federal District Court in the Northern District of Illinois (Chicago) seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. On February 18, 2003, the trial court summarily dismissed three of the four infringement claims alleged by Jackson in this case. The remaining claim went to trial in late March 2003. On April 1, 2003, the jury found in favor of Jackson and awarded damages of $12 million. The Company plans to appeal the finding of infringement and the damages awarded in this case. The Company believes it has a strong basis for having the finding of infringement overturned. Additionally, even if the Company is not successful in having the finding of infringement overturned, the Company believes it has a strong basis for having the damages award reduced.

In addition to the legal proceeding discussed above, the Company is from time to time, involved in various disputes and legal actions related to its business operations. Based on information currently available, it is the opinion of the Company, that the currently identified claims or actions, including the Jackson litigation, should not have a material adverse effect on the Company’s financial position, future results of operations or cash flows.

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through June 2006. The maximum contingent liability as of March 31, 2003 for this obligation is approximately $2.1 million.

12. Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 was adopted by the Company effective January 1, 2002 and the initial adoption did not have a significant impact on the Company’s financial position or results of operations. However, during the fourth quarter of 2002, the Company recorded an impairment loss of approximately $21.3 million associated with assets held for use in its continuing operations. The Company has facilities associated with its discontinued paging operations located in Vancouver, British Columbia and Singapore. These facilities are currently being actively marketed for sale and are considered held for sale assets. The Company continues to monitor the status of the sales activities and market conditions surrounding these held for sale facilities.

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 effective January 1, 2003 and the initial adoption did not have a significant impact on the Company’s financial position or results of operations as of March 31, 2003.

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

FAS 148 amends FAS 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation should the Company decide to change its method of accounting from the intrinsic value method to the fair value method. The three methods provided in FAS 148 include (1) the prospective method which is the method currently provided for in FAS 123, (2) the retroactive restatement method which would allow companies to restate all periods presented and (3) the modified prospective method which would allow companies to present the recognition provisions to all outstanding stock-based employee compensation instruments as of the beginning of the fiscal year of adoption. The Company believes that it has provided the disclosures required under FAS 148 in these condensed consolidated financial statements and has no current plans to change its accounting for stock-based compensation to the fair value method.

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. In certain instances, the model would impact the application of SEC Staff Accounting Bulletin No. 101, Income Recognition. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Application of the model is likely to have a significant effect on current accounting practices in a variety of industries and may require changes to current policies and methods of gathering information used in reporting revenue. The Company is currently evaluating the impact of the adoption of this statement.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently assessing the initial measurement requirements of FIN 45. However, management does not believe that the recognition requirements will have a material impact on the Company’s financial position, cash flows or results of operations.

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Risk Factors That May Affect Future Results” below. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

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

The Company’s market consists of CSPs around the world that provide basic telephone and cable services to individual subscribers and enterprise customers and want to increase Average Revenue Per User (ARPU) and reduce subscriber churn by delivering enhanced services using the Company’s platforms and applications, generally through a monthly service fee or on a pay-per-usage basis.

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

The Company’s revenue recognition policy is significant because our revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although the Company follows very specific and detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, and such allowances, if any, would be recorded in the period the impairment is identified.

Warranties. The Company provides for the estimated cost of product warranties as a component of its cost of product sales at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. At March 31, 2003, the Company’s reserve for warranty obligations was $2.2 million. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Inventory. The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. These reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $240,000 and $97,000 during the three months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and December 31, 2002, inventories related to continuing operations of $7.9 million and $6.9 million, respectively, were net of reserves of approximately $5.1 million and $4.9 million, respectively.

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

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Wireless Messaging (Paging) segment. At March 31, 2003, the Company had current liabilities and non-current liabilities of $9.5 million and $13.2 million, respectively, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.7 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $20.0 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) employee terminations costs; (ii) lease commitment costs; and (iii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments. In addition to the obligations mentioned above, at March 31, 2003, the Company had assets with a net realizable value of approximately $11.2 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia, Canada and Singapore that are currently being marketed for sale.

Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company recorded net reductions in the loss on the disposal of discontinued operations of $1.3 million and $25.8 million, respectively, primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience, reduced estimates of ongoing wind-down liabilities and reduced income tax liabilities in 2002 partially offset by additional write-downs of the market values of the Vancouver facility in 2002 and Singapore facility. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments as well as the real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.

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

At December 31, 2002, the Company had net deferred tax assets of $132.1 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed the realizability of its net deferred asset and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. Due to its operating losses, the Company maintained a full valuation allowance as of March 31, 2003. Until the Company reaches an appropriate level of profitability no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

Commitments and Contingencies. During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain, contingency, or loss, a loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5. The Company records a provision for estimated legal costs associated with the defense of pending or threatening litigation at the time pending or threatening litigation is identified by the Company and such legal costs can be reasonably estimated.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices as a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s consolidated balance sheets as of March 31, 2003 and December 31, 2002 in accordance with APB No. 30. See Note 3 to the Company’s Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Wireless Messaging (Paging) segment. This loss consists of (i) operating losses of approximately $46.8 million incurred in the Wireless Messaging (Paging) segment and (ii) an estimated loss on disposal of the segment of approximately $185.7 million which included charges for the following: (i) the write-off of goodwill and other intangibles, (ii) impairment reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve-month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill existing contractual obligations and (ix) a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, were completed by May 2002. As of March 31, 2003, the Company reported assets with a net realizable value of approximately $11.2 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia, Canada and Singapore that are currently being marketed for sale. The Company has classified these assets as “Assets, net, discontinued operations” in the current assets section of its Consolidated Balance Sheet. The Company has adopted FAS 144, which may impact the accounting for these long-lived assets held for sale and require such assets to be reclassified as held for use in its continuing operations if certain requirements cannot be met and may require adjustments and reclassification to its results of continuing operations.

The Company reported current liabilities and non-current liabilities of $9.5 million and $13.2 million, respectively, at March 31, 2003, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.7 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $20.0 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) employee termination costs; (ii) lease commitment costs; (iii) estimated operating costs during the wind-down period; and (iv) other estimated business exit costs related to meeting customer contractual commitments.

During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company recorded net reductions in the loss on the disposal of discontinued operations of $1.3 million and $25.8 million, respectively, primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience, reduced estimates of ongoing wind-down liabilities and reduced income tax liabilities in 2002 partially offset by additional write-downs of the market values of the Vancouver facility in 2002 and the Singapore facility.

The Company estimates that approximately $4 million to $7 million of these remaining liabilities associated with the discontinued Wireless Messaging (Paging) segment will be disbursed during 2003 and the remaining in 2004 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place in 2001. A portion of this team remains in place and is currently focused on managing the Company’s contractual obligations and commitments that existed prior to the formal disposal.

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

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Glenayre’s consolidated statements of operations from continuing operations:

	Three Months Ended
	March 31,

	2003	2002

REVENUES:
Product sales	71%	83%
Service revenues	29	17

Total Revenues	100	100

COST of REVENUES (exclusive of depreciation and amortization shown separately below):
Cost of sales	28	27
Cost of services	19	10

Total Cost of Revenues	47	37

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	53	63
OPERATING EXPENSES:
Selling, general and administrative expense	59	34
Provision for doubtful receivables	(1)	*
Research and development expense	39	18
Restructuring credit	2	(1)
Depreciation and amortization expense	1	10

Total Operating Expenses	100	61

OPERATING INCOME (LOSS)	(47)	2

OTHER INCOME (EXPENSES):
Interest income, net	3	2
Loss on disposal of assets, net	*	*
Realized gain (loss) on sale of available-for-sale securities, net	—	*
Other, net	*	(1)

Total Other Income	3	1

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	(44)	3
Provision (benefit) for income taxes	*	(10)

INCOME FROM CONTINUING OPERATIONS	(44)%	13%

*     less than 0.5%

Three Months Ended March 31, 2003 and 2002

Revenues. Product sales for the three months ended March 31, 2003 decreased 51% to $9.4 million as compared to $19.3 million for the three months ended March 31, 2002. Service revenues for the three months ended March 31, 2003 decreased 4% to $3.9 million as compared to $4.1 million for the three months ended March 31, 2002. International sales decreased to $1.3 million for the three months ended March 31, 2003 as compared to $2.8 million for the three months ended March 31, 2002 and accounted for 10% and 12% of total net sales for the three months ended March 31, 2003 and 2002, respectively.

The decrease in product sales for the three months ended March 31, 2003 was due primarily to a decline in the capital spending of North American and international CSPs. The decrease in net service revenues was primarily due to reduced product installations resulting from the decline in product sales.

The Company’s total revenues for the three months ended March 31, 2003 of $13.3 million represented a 17% increase over the $11.4 million in total revenues for the three months ended December 31, 2002. The Company currently anticipates that revenue for the first half of 2003 will increase over the second half of 2002 levels driven by anticipated increased sales of its Versera large-scale platform voice messaging system and by the planned launch of several new Versera products. The timing of these product introductions and their overall market acceptance are critical to achieving the anticipated revenue growth for 2003. This is a forward-looking statement and there can be no assurance that the Company’s sales levels or growth will remain at, reach or exceed historical levels in any future period.

During the three months ended March 31, 2003, four customers individually accounted for approximately 23%, 12%, 12% and 12%, respectively, of the Company’s total revenue from continuing operations. During the three months ended March 31, 2002, three customers individually accounted for 30%, 19%, and 12%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a materially adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 60% during the three months ended March 31, 2003 compared to 67% during the three months ended March 31, 2002. The decline in the product margin is primarily a result of lower volume of product revenues during the first three months of 2003. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 34% during the three months ended March 31, 2003 compared to 44% during the three months ended March 31, 2002. Service margins decreased during the three months ended March 31, 2003 as a result of decreased revenue over a relatively fixed cost base.

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

Selling, General and Administrative Expense. Selling, general and administrative expenses remained constant at $8.0 million during the three months ended March 31, 2003 and March 31, 2002. The selling, general and administrative expenses were negatively impacted in the first three months of 2003 due to an increase in legal expenses primarily associated with the defense of the Jackson patent infringement case, which went to trial in March 2003, offset by reduced headcount related and other selling and administrative costs resulting from corporate restructuring activities and ongoing cost reduction initiatives. The Company anticipates reduced selling, general and administrative expense levels for the remainder of the year.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $(168,000) during the three months ended March 31, 2003 compared to an expense of $61,000 during the three months ended March 31, 2002. The credit in 2003 was primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk.

Research and Development Expense. Research and development expenses increased to $5.2 million during the three months ended March 31, 2003 compared to $4.3 million during the three months ended March 31, 2002. The increase is primarily attributable to increased subcontract and outsourcing spending directly related to the development of the Company’s next generation product. Research and development costs are expensed as incurred. As a result of the decline in total revenues for the three months ended March 31, 2003 as compared to the three months ended 2002, research and development expenses, as a percentage of net revenues, increased to 39% during the three months ended March 31, 2003 from 18% during the three months ended March 31, 2002. Research and development spending on the development of the Company’s next generation product was accelerated during the first quarter of 2003 and Glenayre expects research and development expenses to decrease from the first quarter levels for the remainder of 2003. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the first quarter of 2003, the Company recorded a restructuring charge of $222,000 which was comprised of $234,000 for severance and outplacement services related to the reduction of the Company’s workforce by approximately 19 positions impacting several functional areas within the Company partially offset by net favorable adjustments to its original estimates associated with the Company’s 2002 and 2001 restructuring activities of $12,000 primarily related to a reduction in accrued severance benefits. During the first quarter 2002, the Company recorded a restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce. See Note 2 to the Condensed Consolidated Financial Statements.

Depreciation Expense. Depreciation and amortization expense was $144,000 during the three months ended March 31, 2003 compared to $2.2 million during the three months ended March 31, 2002. The decrease in depreciation expense was due to a decrease in property, plant and equipment resulting from the $21.3 million charge associated with the impairment of long-lived assets recorded in the fourth quarter of 2002.

Interest Income, Net. Interest income, net was $425,000 and $479,000 for the three months ended March 31, 2003 and 2002, respectively. Interest earned in the first quarter of 2003 was lower primarily due to lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments was 1.8% at March 31, 2003.

Gain (Loss) on Disposal of Assets. The Company recorded a gain on disposal of assets of $14,000 for the three months ended March 31, 2003 and a loss of $68,000 for the three months ended March 31, 2002.

Realized and Unrealized Gain (Loss) on Sale of Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. In March 2002, MUX merged with and into Proxim Corporation (“Proxim”). During the three months ended March 31, 2002 the Company sold approximately 80,100 shares of Proxim and realized pre-tax gains of approximately $179,000. The realized gain on the sales of MUX during the three months ended March 31, 2002 was partially offset by permanent impairment charges of approximately $77,000 related to the Company’s investment in Multi-Link Telecommunications, Inc. (“Multi-Link”). In addition, during the three months ended March 31, 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company’s technology, operating performance and financial condition. See Note 8 to the Company’s Condensed Consolidated Financial Statements.

Provision for Income Taxes. Notwithstanding the Company’s operating loss during the first quarter of 2003, due to the significant net operating loss carryforwards available to the company, no tax benefit was recognized and a provision of approximately $28,000 was recorded related to foreign tax on earned income from foreign operations. The effective tax rate for the three months ended March 31, 2003 differed from the combined US federal and state statutory tax rate due primarily to the increase in valuation allowance. The Company recorded a $2.5 million one-time tax benefit during the first quarter of 2002 for taxes refundable under the “Job Creation and Worker Assistance Act of 2002” (the Act). The Act became effective on March 9, 2002 and among other things extends the carryback period for net operating losses from two to five years for taxpayers with net operating losses for any tax year ending during 2001 or 2002. The new provision also temporarily suspends the 90% limitation found in Internal Revenue Code Section 56(d)(1) on the use of net operating loss carrybacks arising in tax years ending in 2001 and 2002 for alternative minimum tax purposes. Therefore, taxpayers that have paid alternative minimum tax because of the 90% limitation on the use of net operating losses to offset alternative minimum taxable income, can utilize this provision to obtain a refund. The effective tax rate for the three months ended March 31, 2002 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to this one-time tax benefit.

Financial Condition and Liquidity

Overview. At March 31, 2003, the Company had cash and cash equivalents and short-term investments totaling $97.8 million. At March 31, 2003, Glenayre’s principal source of liquidity was its $47.3 million of cash and cash equivalents and $50.6 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at March 31, 2003 consisted of bank certificates of deposit and investment instruments collateralized by government securities with original maturities of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company’s loss on disposal of discontinued operations (see Discontinued Operations) for the year ended December 31, 2001 were charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during the transition period and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. At March 31, 2003 approximately $22.7 million in discontinued operations liabilities remain outstanding of which the Company anticipates approximately $4 million to $7 million will be disbursed during the 2003 and the remainder in 2004 and beyond.

Operating Activities. Cash used in operating activities, including both continuing and discontinued operations, was $9.1 million for the three months ended March 31, 2003 and $81,000 and for the three months ended March 31, 2002.

Accounts receivable related to continuing operations increased $5.3 million to $10.9 million at March 31, 2003 from $5.6 million at December 31, 2002. Average days sales outstanding, calculated based on three months rolling average was 48 days at March 31, 2003 as compared to 47 days at December 31, 2002. The increase in accounts receivable related to continuing operations was due to the increased sales for the first quarter of 2003 as compared to the fourth quarter of 2002 of approximately $2.0 million and the timing of product shipments in the first quarter of 2003. A significant portion of the Company’s product shipments occurred in the last month of the first quarter of 2003 due to the release of the Company’s high-density MVP product in March.

Inventories related to continuing operations increased $941,000 to $7.9 million at March 31, 2003 from $6.9 million at December 31, 2002. The increase in inventories was primarily due to increased finished goods on-hand at March 31, 2003 related to customer orders to be delivered in the second quarter of 2003. As of March 31, 2003, the Company had outstanding purchase commitments for inventory of approximately $1.8 million.

Accounts payable increased $1.7 million to $4.9 million at March 31, 2003 from $3.2 million at December 31, 2002 primarily as a result of increased inventory purchases and operating cost levels mainly associated with the increased research and development activities during 2003. Accrued liabilities related to continuing operations increased $1.9 million to $24.4 million at March 31, 2003 from $22.5 million at December 31, 2002. The increase in accrued liabilities primarily related to the increased accrued legal cost associated with the defense of the Jackson patent infringement case, and to an increase in deferred revenue related to Glenayre Care extended warranty contracts as a number of customers renew and prepay for service during the first quarter. These increases were partially offset by the decline in payroll related accruals due to timing of payments and reduced accrued restructuring resulting from payment of the restructuring obligations. At March 31, 2003, the Company’s remaining restructuring obligations were approximately $1.6 million related to employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for its restructuring activities will be made within the next six months with the exception of lease termination costs, which could require cash payments through 2005 to the extent sub-leases are not obtained.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, British Columbia facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease-back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. During the three months ended March 31, 2003 and 2002, the Company spent approximately $418,000 and $467,000, respectively, on the new Vancouver office tower development. At March 31, 2003 the Company had outstanding contractual commitments to spend an additional $552,000 to complete the office tower build-out. At March 31, 2003, the Vancouver facility is recorded on the balance sheet as an asset held for a sale at its estimated fair value net of selling costs.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia. The Company is continuing its efforts to divest the Vancouver and Singapore facilities. The Company anticipates that the future sales of this real estate could generate approximately $10.5 million of cash proceeds. The Company is currently not marketing its headquarters facility it owns in Atlanta, Georgia.

The Company spent $1.4 million and $399,000 during the three months ended March 31, 2003 and 2002, respectively, on equipment needed in its operations. The $1.4 million and $399,000 invested in 2003 and 2002, respectively, related entirely to the Company’s continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2003 will approximate $2.7 million.

On November 1, 1999, the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. MUX marketed products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. The transaction was recorded as the disposal of a segment of business in the fourth quarter 1999. Accordingly, the operating results of MUX were included in the discontinued operations for the year ended December 31, 1999 in the Company’s Consolidated Statements of Operations. Additionally, the Company is contingently liable for MUX’s building lease payments. The maximum contingent liability as of March 31, 2003 for these obligations is approximately $2.1 million. In August 2000, MUX completed an initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. In March 2002, MUX merged with and into Proxim Corporation (“Proxim”). During the three months ended March 31, 2002, the Company sold 80,100 shares of Proxim for cash proceeds of approximately $239,000.

Financing Activities. During the three months ended March 31, 2003, and 2002, the Company received proceeds from the sale of Company common stock of $124,000 and $324,000, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the three months ended March 21, 2003, the Company repurchased 39,000 shares at a total cost of approximately $34,000. The Company made no purchases during 2002. The Company may commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. As of March 31, 2003, the Company has an income tax receivable of approximately $2.6 million primarily associated with anticipated Canadian tax refunds. In April 2003, the Company received the Canadian tax refunds.

Inflation. For the three months ended March 31, 2003 and 2002, the Company does not believe inflation has had a material effect on its results of operations.

Summary. The Company believes that funds generated from continuing operations, together with its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) repurchase common stock as discussed above. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave and Tecnomen. Additional competitors from the voice portal and voice services market include BeVocal, TellMe, HeyAnita and InterVoice. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition amongst these remaining firms continues to be quite fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability and services and support.

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

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the three months ended March 31, 2003, Nortel, an OEM partner, US Cellular, Metro PCS, Inc., and Nextel Partners individually accounted for approximately 23%, 12%, 12%, and 12%, respectively, of the Company’s total revenue from continuing operations. During the three months ended March 31, 2002, Nextel, Nortel, Verizon and Cricket individually accounted for approximately 30%, 19%, 12% and 7%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 18% and 13% of the Company’s total revenues during the three months ended March 31, 2003 and 2002, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

The Company has restructured its business to respond to industry and market conditions and may have to restructure its business again in the future.

The Company continues to restructure its business to realign resources and achieve desired cost savings. Restructuring efforts have been based on certain assumptions regarding the costs structure of the Company’s business and the nature, severity and duration of the industry downturn which may or may not be correct. These restructuring efforts may not be sufficient for the Company to achieve profitability and meet the changes in industry and market conditions. The Company will continue to make judgments as to whether further reductions in its workforce may be required. These workforce reductions may impair the Company’s ability to achieve its current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by the Company to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to profitability.

As part of the Company’s review of its restructured business, it must also review long-lived assets for recoverability under FAS 144. Future market conditions may trigger further write-downs of these assets due to uncertainties in the estimates and assumptions used in asset valuations, which are based on the Company’s forecasts of future business performance and accounting estimates relating to the useful life and recoverability of the net book value of these assets.

Effective Convergence of Technologies

The market for the Company’s products continues to be contracted as a result of reduced worldwide CSP spending. Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its systems and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and CONSTANT TOUCH™. The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre’s business is primarily focused on offering advanced messaging solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience consolidation in the future. Glenayre has been focused on building next-generation messaging platforms such as its Versera™ Large Solution and High Density platforms and communications solutions that leverage speech-driven, multimedia, multimodal and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Versera Solutions, it could have a material adverse effect on Glenayre’s business.

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People’s Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre’s proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. See Note 11 to the Condensed Consolidated Financial Statements and Part II, Item 1 — Legal Proceedings. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that any such efforts would be successful.

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

International Business Risks

Approximately 10% and 12% of total revenues from continuing operations for the three months ended March 31, 2003 and 2002, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the three months ended March 31, 2003 and 2002 were negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

Potential Acquisitions and Strategic Investments

The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through acquisitions, strategic investments and potential business combinations. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with assurance, and the Company’s commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.

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

The Company’s Common Stock May be Subject to Delisting from the Nasdaq National Market

The Company’s common stock currently trades on the Nasdaq National Market (“Nasdaq”). The continued listing requirements of Nasdaq require, among other things, that the closing bid price of the Company’s Common Sock not remain below $1.00 for more than 30 consecutive trading days. After notice from Nasdaq that the Company’s common stock has failed to satisfy this test, Nasdaq may commence suspension and delisting procedures unless within 180 days following receipt of such notice, the closing bid price of the Company’s common stock is $1.00 or greater for at least 10 consecutive trading days. This grace period would be extended by an additional 180 days if the Company elects to transfer its listing to the Nasdaq SmallCap Market, and upon the expiration of the initial grace period, the Company has at least $5 million in stockholders’ equity, $50 million in market value of listed securities or $750,000 in net income from continuing operations for the current fiscal year or two of the previous three fiscal years.

On April 17, 2003 the Company received notice that its common stock’s closing bid price was below $1.00 for 30 consecutive trading days and that its common stock was subject to potential delisting. The Company is currently considering all options available to enable it to regain compliance with Nasdaq’s continued listing requirements and avoid the delisting of the Common Stock. These options include implementing open market purchases of the Common Stock under the Company’s stock repurchase program. Under this program, subject to Glenayre’s Insider Trading policy and applicable SEC rules including Rule 10b-18 which restrict the daily volume of repurchases the Company can effect to 25% of the average daily volume during the four calendar weeks preceding the week in which purchases are made, management is authorized to purchase up to 5% of the outstanding Common Stock, or approximately 3.3 million shares based on outstanding shares as of March 31, 2003. In addition, the Company’s Board of Directors has unanimously adopted a resolution approving, and recommending to the Company’s stockholders for their approval at the Company’s Annual Meeting of Stockholders’ to be held on May 20, 2003, a proposal to authorize the Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the outstanding Common Stock at a ratio, to be selected by the Board of Directors in its sole discretion, of one-for-three or one-for-five (the Reverse Stock Split Proposal). If the stockholders approve the Reverse Stock Split Proposal, the Company’s Board of Directors would have the discretion to implement the reverse stock split if it determined such action were necessary to regain compliance with the Nasdaq’s minimum bid price requirement at any time through May 15, 2004 or to effect no reverse stock split at all. If the Reverse Stock Split Proposal is not approved, a reverse stock split would not be an option available to the Company. There can be no assurance that the trading price of the Company’s common stock will meet the minimum bid price requirement and, in the future, the Company’s common stock could be subject to delisting. If the Company’s common stock were to be delisted from trading on Nasdaq the trading market for the common stock could be materially adversely affected.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At March 31, 2003, approximately U.S. $1.0 million or 1% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $100,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $100,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad.

Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

Subsequent to their evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2001, the Company’s wholly-owned subsidiary, Glenayre Manufacturing Ltd. (“GML”), filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia, and Canada. These lawsuits, which were consolidated in February 2002, seek total damages of over $12 million (Canadian), for return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges to, and paid by, GML in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against GML and the Company for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). During the second quarter of 2002, Pilot Pacific and its chief executive officer issued news releases with unsubstantiated allegations and claims relating to this project. On April 30, 2003, GML was successful in amending its statements of claims to, among other things, include claims of fraud and to join Pilot Pacific’s chief executive officer and former corporate controller as additional defendants. The defendants are seeking to appeal this ruling. This case is expected to be scheduled for trial in April 2004. Based on the investigations conducted in the lawsuits to date, the Company believes it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in the counterclaims.

In late 2001, Phillip Jackson (“Jackson”) filed lawsuits against two of the Company’s customers claiming that products sold by these customers infringed a patent held by Jackson seeking total damages of approximately $10 million. The alleged infringement related to certain features included in products sold by the Company to these customers. By December 2001 the Company agreed to indemnify each of these customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002 the Company filed a lawsuit in the Federal District court in the Northern District of Illinois (Chicago) seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. On February 18, 2003, the trial court summarily dismissed three of the four infringement claims alleged by Jackson in this case. The remaining claim went to trial in late March 2003. On April 1, 2003 the jury found in favor of Jackson and awarded damages of $12 million. The Company plans to appeal the finding of infringement and the damages awarded in this case. The Company believes it has a strong basis for having the finding of infringement overturned. Additionally, even if the Company is not successful in having the finding of infringement overturned, the Company believes it has a strong basis for having the damages award reduced.

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

On November 17, 2002, seventeen lawsuits seeking approximately $14.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil Limited. In late April 2003, the Company was notified that three additional lawsuits seeking approximately an additional $2.9 million (Canadian) in damages were being filed against the Company and several other defendants. All of these claims relate to a Calgary residential development, Lynnview Ridge, that was jointly developed in the early 1980s by a corporate predecessor of the Company and a wholly-owned subsidiary of Imperial Oil. The land on which this development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on the development site. In July, 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. The Company understands that by November 2002, Imperial Oil had purchased from homeowners 137 of the 160 homes located in the Lynnview Ridge development.

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

While no assurance can be given regarding the outcome of the litigation discussed above, the Company believes that, based on information currently available, the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be adversely affected.

In addition to the above, the Company is from time to time involved in legal proceedings in connection with its business operations. Other than the litigation described in the preceding paragraphs, however, the Company is not a party to any material legal proceedings.

ITEMS 2 through 5 are inapplicable and have been omitted.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 15.1	Letter regarding unaudited financial information.
Exhibit 99.1	Certification Statement of Chief Executive Officer.
Exhibit 99.2	Certification Statement of Chief Financial Officer.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola

Debra Ziola Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 5, 2003

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

Date: May 5, 2003

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

Date: May 5, 2003

/s/ Debra Ziola

Debra Ziola Chief Financial Officer