Form 10-Q
period 2003-06-30
GLENAYRE TECHNOLOGIES INC
filed 2003-08-08
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at August 7, 2003 was 65,762,110 shares.

Glenayre Technologies, Inc. and Subsidiaries

Glenayre Technologies, Inc. and Subsidiaries
Independent Auditors’ Review Report

To the Board of Directors and Stockholders of
Glenayre Technologies, Inc.
Atlanta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 2003 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2003 and 2002, the condensed consolidated statement of stockholders’ equity for the six-month period ended June 30, 2003 and the condensed consolidated statements of cash flows for the six-month period ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
August 4, 2003

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,968	$64,333
Short-term investments	49,725	43,884
Accounts receivable, net	10,663	5,584
Inventories, net	6,709	6,943
Assets, net, discontinued operations	10,394	11,709
Prepaid expenses and other current assets	3,046	6,698

Total Current Assets	128,505	139,151
Property, plant and equipment, net	8,309	5,858
Other assets	776	795

TOTAL ASSETS	$137,590	$145,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,832	$3,226
Accrued liabilities	25,923	22,497
Accrued liabilities, discontinued operations	11,409	10,574

Total Current Liabilities	41,164	36,297
Other liabilities	6,147	6,416
Accrued liabilities, discontinued operations - noncurrent	12,614	15,299
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2003 - 65,674,690 shares; 2002 - 65,448,353 shares	1,313	1,308
Contributed capital	361,681	361,485
Accumulated deficit	(285,999)	(275,001)
Accumulated other comprehensive income	670	—

Total Stockholders’ Equity	77,665	87,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,590	$145,804

See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

REVENUE:
Product sales	$10,420	$13,747
Service revenue	4,208	4,360

Total Revenue	14,628	18,107

COST of REVENUE (exclusive of depreciation and amortization shown separately below):
Cost of sales	5,593	6,149
Cost of services	2,729	2,470

Total Cost of Revenue	8,322	8,619

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	6,306	9,488
OPERATING EXPENSES:
Selling, general and administrative expense	5,563	7,330
Provision for doubtful receivables, net of recoveries	(47)	(403)
Research and development expense	4,774	4,110
Restructuring expense	1,582	577
Depreciation and amortization expense	264	2,280

Total Operating Expenses	12,136	13,894

OPERATING LOSS	(5,830)	(4,406)

OTHER INCOME (EXPENSES):
Interest income, net	460	520
Gain on disposal of assets, net	—	36
Realized and unrealized gain on securities, net	—	122
Other, net	3	93

Total Other Income	463	771

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,367)	(3,635)
Provision for income taxes	—	—

LOSS FROM CONTINUING OPERATIONS	(5,367)	(3,635)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,104)	15,782

NET INCOME (LOSS)	$(6,471)	$12,147

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.08)	$(0.06)
Income (loss) from discontinued operations	(0.02)	0.24

Net income (loss) per weighted average common share	$(0.10)	$0.19

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.08)	$(0.06)
Income (loss) from discontinued operations	(0.02)	0.24

Net income (loss) per weighted average common share	$(0.10)	$0.19

See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

REVENUE:
Product sales	$19,827	$33,083
Service revenue	8,144	8,458

Total Revenue	27,971	41,541

COST of REVENUE (exclusive of depreciation and amortization shown separately below):
Cost of sales	9,309	12,443
Cost of services	5,330	4,754

Total Cost of Revenue	14,639	17,197

GROSS MARGIN (exclusive of depreciation and amortization shown separately below):	13,332	24,344
OPERATING EXPENSES:
Selling, general and administrative expense	13,519	15,294
Provision for doubtful receivables, net of recoveries	(215)	(342)
Research and development expense	9,983	8,442
Restructuring expense	1,804	368
Depreciation and amortization expense	408	4,510

Total Operating Expenses	25,499	28,272

OPERATING LOSS	(12,167)	(3,928)

OTHER INCOME (EXPENSES):
Interest income, net	885	999
Gain on disposal of assets, net	14	33
Realized and unrealized loss on securities, net	—	(250)
Other, net	96	99

Total Other Income	995	881

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(11,172)	(3,047)
Provision (benefit) for income taxes	28	(2,413)

LOSS FROM CONTINUING OPERATIONS	(11,200)	(634)
INCOME FROM DISCONTINUED OPERATIONS	202	15,858

NET INCOME (LOSS)	$(10,998)	$15,224

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.17)	$(0.01)
Income from discontinued operations	0.00	0.24

Net income (loss) per weighted average common share	$(0.17)	$0.23

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.17)	$(0.01)
Income from discontinued operations	0.00	0.24

Net income (loss) per weighted average common share	$(0.17)	$0.23

See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

						Total
					Accumulative	Stockholders'
					Other	Equity and
	Common Stock		Contributed	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Loss

Balances, January 1, 2003	65,448	$1,308	$361,485	$(275,001)	$—	$87,792
Net loss				(10,998)		(10,998)
Other Comprehensive Income:
Foreign currency translation adjustment					670	670

Comprehensive Loss						(10,328)
Shares issued for ESP Plan and option exercises	263	6	229			235
Repurchase of common stock	(36)	(1)	(33)			(34)

Balances, June 30, 2003	65,675	$1,313	$361,681	$(285,999)	$670	$77,665

See notes to condensed consolidated financial statements

Glenayre Technologies, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(7,919)	$9,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,806)	(1,450)
Proceeds from sale of building and equipment	—	4,517
Investment in short-term securities, net	(5,841)	(5,000)
Proceeds from sale of available-for-sale securities	—	406

NET CASH USED IN INVESTING ACTIVITIES	(8,647)	(1,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	235	327
Purchase of treasury stock	(34)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	201	327

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,365)	8,235
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,333	89,149

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,968	$97,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$42	$24
Income taxes	22	165

See notes to condensed consolidated financial statements

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

Prior to June 2001, the Company’s operations also included its Wireless Messaging (Paging) business. In May 2001, the Company began exiting the Wireless Messaging (Paging) business and as a result the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter of 2001. The operating results of the Wireless Messaging (Paging) segment are reported as discontinued operations in the accompanying financial statements (see “Note 3”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Glenayre Technologies, Inc. and subsidiaries (“the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions are eliminated in consolidation. Certain reclassifications have been made to the prior period’s financial information to conform with the presentation used in 2003. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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

Accounts Receivable, Net

Accounts receivable are presented net of an allowance for doubtful accounts of $588,000 and $805,000 at June 30, 2003 and December 31, 2002, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which such allowances, if any, would be recorded in the period the impairment is identified.

Inventories

Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $665,000 and $883,000 for the six month periods ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, inventories of $6.7 million and $6.9 million, respectively, were net of reserves of approximately $5.5 million and $4.9 million, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Property, Plant and Equipment

Property, plant and equipment, including internally developed software, are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20 years; furniture, fixtures and equipment, 3-7 years; internally developed software for internal use, 5-10 years).

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

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenue and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations are reflected in the Condensed Consolidated Statements of Operations or the Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and with Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software imbedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

The Company recognizes service revenue from installation and repair services based on a standard price list in effect when such services are provided to customers. Installation is not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products. Revenues derived from postcontract support services are recognized ratably over the contract support period.

Significant Customers

During the six months ended June 30, 2003, Nextel Communications, Nortel Networks, an OEM distributor, United States Cellular, Alltel Communications, Verizon Wireless and Nextel Partners individually accounted for approximately 23%, 17%, 9%, 8%, 8% and 8%, respectively, of the Company’s total revenue from continuing operations. During the six months ended June 30, 2002, Nextel, Nortel, Verizon and Alltel individually accounted for approximately 24%, 18%, 15% and 7%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 14% of the Company’s total revenue during both the six months ended June 30, 2003 and 2002.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Software Costs

Product related computer software development costs are expensed as incurred. Such costs are required to be expensed until the point of technological feasibility is established. Costs that may otherwise be capitalized after such point are generally not significant and are therefore expensed as incurred.

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

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. The following is a summary of activity of the Company’s continuing operations warranty obligation for the six months ended June 30, 2003:

Balance at January 1, 2003	$2,193
Provision for warranty obligations	53
Payments of warranty obligations	(33)

Balance at March 31, 2003	2,213
Provision (credit) for warranty obligations	(86)
Payments of warranty obligations	(280)

Balance at June 30, 2003	$1,847

The Company also offers postcontract extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company generally requires its customers to enter into Glenayre Care agreements of varying terms which typically require payment in advance of the performance of the extended warranty service. Revenue derived from postcontract support services are recognized ratably over the contracted support period. Deferred revenue at June 30, 2003 related to postcontract support services was approximately $1.8 million.

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 9 to the Company’s Consolidated Financial Statements. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method in accordance with APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method. There was no expense recorded under the intrinsic value method in accordance with APB 25 for the six months ended June 30, 2003 and 2002, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three and six month periods ended June 30:

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income (loss) from continuing operations – as reported	$(5,367)	$(3,635)	$(11,200)	$(634)
Pro forma stock option expense (1)	(28)	(328)	(269)	(707)

Income (loss) from continuing operations – pro forma	$(5,395)	$(3,963)	$(11,469)	$(1,341)

Income (loss) from continuing operations per common share – as reported	$(0.08)	$(0.06)	$(0.17)	$(0.01)
Pro forma stock option expense	—	—	—	(0.01)

Income (loss) from continuing operations per common share – pro forma	$(0.08)	$(0.06)	$(0.17)	$(0.02)

Income (loss) from continuing operations, assuming dilution – as reported	$(0.08)	$(0.06)	$(0.17)	$(0.01)
Pro forma stock option expense	—	—	—	(0.01)

Income (loss) from continuing operations, assuming dilution – pro forma	$(0.08)	$(0.06)	$(0.17)	$(0.02)

(1) As a result of employee terminations in 2003 and 2002 resulting from restructuring activities, a credit to the pro forma stock option expense was included in the June 30, 2003 and 2002 pro forma stock option expense. The credit for the three months ended June 30, 2003 and 2002 was approximately $214,000, or $.00 per share, and $147,000 or $.00 per share, respectively. The credit for the six months ended June 30, 2003 and 2002 was approximately $290,000, or $0.00 per share, and $423,000, or $0.01 per share, respectively. This credit related to the pro forma stock option expense previously recognized for these employees in prior years.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS 109, Accounting for Income Taxes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Income (Loss) Per Common Share

The Company computes income (loss) per common share pursuant to SFAS No. 128, “Earnings per Share”. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. There were no shares of potential common stock included in the calculation of diluted loss per share as their effect would be antidilutive. See Note 9.

Impact of Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30,

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 was adopted by the Company effective January 1, 2002 and the initial adoption did not have a significant impact on the Company’s financial position or results of operations. However, during the fourth quarter of 2002, the Company recorded an impairment loss of approximately $21.3 million associated with assets held for use in its continuing operations. The Company has facilities associated with its discontinued paging operations located in Vancouver, British Columbia and Singapore. These facilities are currently being actively marketed for sale and are considered held for sale assets. The Company continues to monitor the status of the sales activities and market conditions surrounding these held for sale facilities and has made adjustments, as required, to the estimated market values. The Company has received and accepted offers on both the Vancouver and Singapore facilities. The Company anticipates that these future sales of this real estate could generate approximately $10.4 million of cash proceeds in the second half of 2003, however there can be no assurance that these sale transactions will be completed.

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

At the November 21, 2002 meeting, the Emerging Issues Task Force of the FASB reached a consensus on EITF Issue 00-21, which addresses revenue recognition for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. In certain instances, the model would impact the application of SEC Staff Accounting Bulletin No. 101, Income Recognition. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. Application of the model is likely to have a significant effect on current accounting practices in a variety of industries and may require changes to current policies and methods of gathering information used in reporting revenue. The Company’s adoption of EITF 00-21 is not expected to have a significant impact on the Company’s financial position or results of operations.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company does not believe that the recognition requirements will have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which requires variable interest entities (commonly referred to as Special Purpose Entities or SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. The Company currently has no variable interest entities and therefore the Company believes the adoption of FIN 46 will not have a material impact on its financial position.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, (FAS 150). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 is only the first phase of the FASB’s Liabilities and Equity Project. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company does not believe the adoption of FAS 150 will have a material impact on its financial position.

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

During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s first quarter of 2003 restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs expected to be incurred by the Company through October 2006.

During the first quarter 2002, the Company recorded a restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce.

During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 30 positions. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 restructuring activities of $182,000 primarily related to a reduction in the prepaid product line warranty obligation partially offset by additional facility lease expenses.

The following is a summary of activity for the six months ended June 30, 2003 related to the restructuring reserves:

	Severance	Lease Cancellation
	and	and Other
	Benefits	Exit Costs	Total

Balance at January 1, 2003	$265	$1,483	$1,748
Expense accrued	234	—	234
Credits and changes in estimates	(12)	—	(12)
Payments and charges	(166)	(178)	(344)

Balance at March 31, 2003	321	1,305	1,626
Expense accrued	1,440	183	1,623
Credits and changes in estimates	(41)	—	(41)
Payments and charges	(673)	(150)	(823)

Balance at June 30, 2003	$1,047	$1,338	$2,385

3.	Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Platform and Unified Communication systems business segment based in Atlanta, Georgia. As a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30. Accordingly,

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s condensed consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of June 30, 2003. All business transactions related to the Wireless Messaging (Paging) segment, with the exception of contractual obligations, ceased in May 2002, the end of the transition period.

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

Results of discontinued operations consist of the following:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2003	2002 (1)		2003	2002 (1)

Net sales	$—	$5,803	(1)	$—	$7,962	(1)
Income (loss) from discontinued operations:
Income from operations before income taxes	—	3,371	(1)	—	3,447	(1)
Provision for income taxes	—	—	(1)	—	—	(1)

Income from operations	—	3,371	(1)	—	3,447	(1)
Gain (loss) on disposal before income taxes	(1,104)	7,911		202	7,911
Benefit for income taxes	—	(4,500)		—	(4,500)

Income (loss) on disposal of discontinued operations	(1,104)	12,411		202	12,411

Net income (loss) from discontinued operations	$(1,104)	$15,782		$202	$15,858

(1) Includes the results of discontinued operations from the beginning of the period to May 23, 2002, the end of the transition period.

In the second quarter of 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net increase in the loss on disposal of $1.1 million was recorded. The adjustments to the original estimates made at May 23, 2001 related mainly to additional write-down of the market value of the Company’s Vancouver, British Columbia facility partially offset by collections of accounts receivable previously reserved for and better than expected warranty experience.

In the first quarter of 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $1.3 million was recorded. The adjustments to the original estimates made at May 23, 2001 related mainly to collections of accounts receivable previously reserved for, reduction in the original estimate of anticipated headcount related costs to support the on-going obligations and commitments partially offset by additional write-down of the market value of the Singapore facility.

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

5.	Accounts Receivable

Accounts receivable related to continuing operations consist of:

	June 30,	December 31,
	2003	2002

Trade receivables	$11,251	$6,389
Less: allowance for doubtful accounts	(588)	(805)

	$10,663	$5,584

6.	Inventories

Inventories related to continuing operations consist of:

	June 30,	December 31,
	2003	2002

Raw materials	$3,331	$3,359
Work-in-process	1,591	1,544
Finished goods	1,787	2,040

	$6,709	$6,943

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

7.	Comprehensive Income (Loss)

During the first six months of 2002 the Company sold its remaining investment in Proxim Corporation (“Proxim”) which merged in March 2002 with Western Multiplex Corporation, a former subsidiary, of which the Company sold 95% of the equity in November 1999. During the six months ended June 30, 2002, the Company sold 136,800 shares of Proxim stock at a pre-tax gain of $301,200. As of May 2002, the Company had fully liquidated its shares of Proxim and accordingly, the Company realized all previously unrealized holding gains related to this available-for-sale security.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Comprehensive income (loss) was $(10.3) million and $14.6 million for the six months ended June 30, 2003 and 2002, respectively. The comprehensive loss for the six months ended June 30, 2003 includes gain from foreign currency translation of $670,000.

8.	Income Taxes

The Company’s consolidated income tax provision (benefit) was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Income tax benefit federal U.S statutory rate	$(1,771)	$(1,272)	$(3,735)	$(1,067)
Increase in valuation allowance	1,762	1,263	3,717	1,062
State and foreign taxes, net of federal benefit and related valuation allowance	—	—	28	51
Benefit from NOL carryback claims	—	—	—	(2,480)
Other non deductibles	9	9	18	21

Income tax provision (benefit)	$—	$—	28	$(2,413)

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

The Company accounts for income taxes under the liability method in accordance with FAS 109, Accounting for Income Taxes. At June 30, 2003, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to FAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. As a result of the Company’s discontinuance of its Wireless Messaging (Paging) business and other restructuring activities, a valuation allowance has been recognized by the Company to fully reserve the deferred tax asset due to the inability to project future income of the restructured business.

9.	Stockholders’ Equity

Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of loss from continuing operations per share:

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator:
Net loss from continuing operations	$(5,367)	$(3,635)	$(11,200)	$(634)
Denominator:
Denominator for basic income from continuing operations per share - weighted average shares	65,574	65,281	65,555	65,245
Effect of dilutive securities: Stock options	—	—	—	—

Denominator for diluted loss from continuing operations per share	65,574	65,281	65,555	65,245

Loss from continuing operations per weighted average common share	$(0.08)	$(0.06)	$(0.17)	$(0.01)

Loss from continuing operations per common share-assuming dilution	$(0.08)	$(0.06)	$(0.17)	$(0.01)

Stock Based Compensation for Option Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) which were approved by the stockholders, are administered by a committee of the Board of Directors and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock to directors, officers and key employees. Options granted have an option price equal to the fair market value of the Company’s common stock on the date of grant. Options under the plan expire no later than ten years from the grant date.

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

	June 30, 2003	June 30, 2002

Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	1.0% to 3.3%	2.2% to 4.9%
Volatility	0.87	1.11
Dividend Yield	—	—

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Stock Repurchase Program

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2002. For the six months ended June 30, 2003, the Company repurchased 36,000 shares at a total cost of $34,000. The Company did not repurchase shares in 2002.

10.	Contingencies and Commitments

In late 2001, Phillip Jackson (“Jackson”) filed lawsuits against two of the Company’s customers claiming that products sold by these customers infringed a patent held by Jackson seeking total damages of approximately $10 million. The alleged infringement related to certain features included in products sold by the Company to these customers. By December 2001, the Company agreed to indemnify each of these customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002, the Company filed a lawsuit in the Federal District Court in the Northern District of Illinois (Chicago) seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. On February 18, 2003, the trial court summarily dismissed three of the four infringement claims alleged by Jackson in this case. The remaining claim went to trial in late March 2003. On April 1, 2003, the jury found in favor of Jackson and awarded damages of $12 million. On July 8, 2003, in response to the Company’s Motion for a Judgment as a Matter of Law regarding the finding of infringement and the damages, the trial judge ordered a reduction in damages that the Company owes to Jackson to $2.65 million plus pre and post judgment interest and certain court costs. Jackson agreed to the reduction in damages. The Company is assessing its options regarding appeal and related matters.

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

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through June 2006. The maximum contingent liability as of June 30, 2003 for this obligation is approximately $1.9 million.

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

Overview

The Company is an established provider of network-based messaging and communications systems and software that enable applications including voice messaging, multimedia messaging and other enhanced telephony services. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s customers are communications service providers (CSPs), including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products enable CSPs to provide a variety of messaging services including voice mail, one-number services, voice-activated dialing and picture messaging to their customers.

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

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, bad debts, inventories, income taxes, warranty obligations, restructuring and contractual obligations associated with its discontinued Wireless Messaging (Paging) business. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenue in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” and with Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. The Company recognizes service revenue from installation and repair services when such services are provided to customers. Revenue derived from contractual post-contract support services are recognized ratably over the contract support period. The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

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

Warranties. The Company provides for the estimated cost of product warranties as a component of its cost of product sales at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. At June 30, 2003, the Company’s reserve for warranty obligations was $1.8 million. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

Inventory. The Company is required to state its inventories at the lower of cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. These reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $665,000 and $883,000 during the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and December 31, 2002, inventories related to continuing operations of $6.7 million and $6.9 million, respectively, were net of reserves of approximately $5.5 million and $4.9 million, respectively.

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

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Wireless Messaging (Paging) segment. At June 30, 2003, the Company had current liabilities and non-current liabilities of $11.4 million and $12.6 million, respectively, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.6 million of these liabilities relate to obligations recorded prior to the discontinuance of the segment. Approximately $21.4 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) employee terminations costs; (ii) lease commitment costs; and (iii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments. In addition to the obligations mentioned above, at June 30, 2003, the Company had assets with a net realizable value of approximately $10.4 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia, Canada and Singapore that are currently being marketed for sale.

Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company recorded net reductions in the loss on the disposal of discontinued operations of $202,000 and $25.8 million, respectively, primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenue during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience, reduced estimates of ongoing wind-down liabilities and reduced income tax liabilities in 2002 partially offset by additional write-downs of the market values of the Vancouver and Singapore facilities. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments as well as real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.

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

At December 31, 2002, the Company had net deferred tax assets of $132.1 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed the realizability of its net deferred tax assets and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. Due to its operating losses, the Company maintained a full valuation allowance as of June 30, 2003. Until the Company reaches an appropriate level of profitability no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

Commitments and Contingencies. During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain, contingency, or loss, a loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5. The Company records a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending or threatened litigation is identified by the Company and such legal costs can be reasonably estimated.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices as a result, the Wireless Messaging (Paging) segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Wireless Messaging (Paging) segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Wireless Messaging (Paging) segment assets at their estimated net realizable value in the Company’s consolidated balance sheets as of June 30, 2003 and December 31, 2002 in accordance with APB No. 30. See Note 3 to the Company’s Condensed Consolidated Financial Statements.

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

The Company believes all business transactions related to the Wireless Messaging (Paging) segment, with the exception of existing contractual obligations, were completed by May 2002. As of June 30, 2003, the Company reported assets with a net realizable value of approximately $10.4 million related to the discontinued operations that consisted primarily of facilities in Vancouver, British Columbia, Canada and Singapore that are currently being marketed for sale. The Company has classified these assets as “Assets, net, discontinued operations” in the current assets section of its Condensed Consolidated Balance Sheet. The Company is continuing its efforts to divest the Vancouver and Singapore facilities and has received and accepted offers on both the Vancouver and Singapore facilities. The Company anticipates that these future sales of this real estate could generate approximately $10.4 million of cash proceeds in the second half of 2003, however there can be no assurance that these sale transactions will be completed. The Company has adopted FAS 144, which may impact the accounting for these long-lived assets held for sale and require such assets to be reclassified as held for use in its continuing operations if certain requirements cannot be met and may require adjustments and reclassification to its results of continuing operations.

The Company reported current liabilities and non-current liabilities of $11.4 million and $12.6 million, respectively, at June 30, 2003, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.6 million of these liabilities relate to warranty obligations and other obligations recorded prior to the discontinuance of the segment. Approximately $21.4 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) employee termination costs; (ii) lease commitment costs; (iii) estimated operating costs during the wind-down period; and (iv) other estimated business exit costs related to meeting customer contractual commitments.

During the six months ended June 30, 2003 and the year ended December 31, 2002, the Company recorded net reductions in the loss on the disposal of discontinued operations of $202,000 and $25.8 million, respectively, primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenue during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience, reduced estimates of ongoing wind-down liabilities and reduced income tax liabilities in 2002 partially offset by additional write-downs of the market values of the Vancouver and Singapore facilities.

The Company estimates that approximately $2 million to $4 million of the remaining $24.0 million liabilities associated with the discontinued Wireless Messaging (Paging) segment will be disbursed in the second half of 2003 and the remainder in 2004 and beyond. A management team focused solely on the wind down of the Wireless Messaging (Paging) segment was put in place in 2001. A portion of this team remains in place and is currently focused on managing the Company’s contractual obligations and commitments that existed prior to the formal disposal.

Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments as well as real estate market conditions, in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These original estimates have been and are subject to further adjustment as a result of future changes in real estate market conditions or in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 3 to the Company’s Condensed Consolidated Financial Statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Glenayre’s consolidated statements of operations from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

REVENUE:
Product sales	71%	76%	71%	80%
Service revenue	29	24	29	20

Total Revenue	100	100	100	100

COST of REVENUE (exclusive of depreciation and amortization shown separately below)
Cost of sales	38	34	33	30
Cost of services	19	14	19	11

Total Cost of Revenue	57	48	52	41

GROSS MARGIN (exclusive of depreciation and amortization shown separately below)	43	52	48	59
OPERATING EXPENSES:
Selling, general and administrative expense	38	40	48	37
Provision for doubtful receivables	*	(2)	(1)	(1)
Research and development expense	33	23	36	20
Restructuring expense	11	3	7	1
Depreciation and amortization expense	1	12	1	11

Total Operating Expenses	83	76	91	68

OPERATING LOSS	(40)	(24)	(43)	(9)

OTHER INCOME (EXPENSES):
Interest income, net	3	3	3	2
Gain on disposal of assets, net	—	*	*	*
Realized and unrealized gain (loss) on available-for-sale securities, net	—	1	—	(1)
Other, net	*	*	*	*

Total Other Income	3	4	3	1

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(37)	(20)	(40)	(8)
Provision (benefit) for income taxes	—	—	*	(6)

LOSS FROM CONTINUING OPERATIONS	(37)%	(20)%	(40)%	(2)%

* less than 0.5%

Three Months Ended June 30, 2003 and 2002

Revenue. Total revenue for the three months ended June 30, 2003 decreased 19% to $14.6 million as compared to $18.1 million for the three months ended June 30, 2002. Product sales for the three months ended June 30, 2003 decreased 24% to $10.4 million as compared to $13.7 million for the three months ended June 30, 2002. Service revenue for the three months ended June 30, 2003 decreased 3% to $4.2 million as compared to $4.4 million for the three months ended June 30, 2002. International sales decreased to $1.8 million for the three months ended June 30, 2003 as compared to $4.6 million for the three months ended June 30, 2002 and accounted for 12% and 25% of total net sales for the three months ended June 30, 2003 and 2002, respectively.

The decrease in product sales for the three months ended June 30, 2003 was due primarily to a decline in the capital spending of North American and international CSPs. The decrease in service revenue was primarily due to reduced product installations resulting from the decline in product sales.

The Company’s total revenue for the three months ended June 30, 2003 of $14.6 million represented a 10% increase over the $13.3 million in total revenue for the three months ended March 31, 2003. During the three months ended June 30, 2003, four customers individually accounted for approximately 35%, 12%, 10% and 10%, respectively, of the Company’s total revenue from continuing operations. During the three months ended June 30, 2002, three customers individually accounted for 17%, 17%, and 15%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a materially adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Gross profit margins from continuing operations were 43 percent for the three months ended June 30, 2003 compared to 52 percent for the three months ended June 30, 2002. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 46% during the three months ended June 30, 2003 compared to 55% during the three months ended June 30, 2002. The decline in the product margin is partly attributable to increased royalty expense relating to a cross-licensing agreement. Product margins were also negatively impacted during the second quarter of 2003 as a result of the Company entering into a competitively priced, four-year strategic supply agreement with an existing OEM customer. Under this agreement, which includes a minimum purchase commitment of $8 million, the Company will deliver the Versera™ Large Solutions Platform to a major U.S. wireless service provider. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 35% during the three months ended June 30, 2003 compared to 43% during the three months ended June 30, 2002. Service margins decreased during the three months ended June 30, 2003 primarily as a result of the increased cost related to the Company’s postcontract support group in 2003.

Increased competition in its industry has adversely affected the Company’s margins. Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and services provided and (iii) changes in material costs and other components of cost of sales. During 2003, the Company expects to continue its on-going product cost reduction programs, however increased pricing competition may continue to adversely affect its product margins in the future. The Company anticipates total gross margins in the low-fifty percent range for the remainder of 2003. However, there can be no assurance that the Company’s gross margins will meet these anticipated levels.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $5.6 million and $7.3 million for the three months ended June 30, 2003 and June 30, 2002, respectively. The selling, general and administrative expenses were reduced in the three months ended June 30, 2003 by lower headcount related and other selling and administrative costs resulting from corporate restructuring activities and ongoing cost reduction initiatives. The Company anticipates reduced selling, general and administrative expense levels for the remainder of the year.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of ($47,000) during the three months ended June 30, 2003 and a credit of ($403,000) during the three months ended June 30, 2002. These credits are primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk.

Research and Development Expense. Research and development expenses increased to $4.8 million during the three months ended June 30, 2003 compared to $4.1 million during the three months ended June 30, 2002. The increase is primarily attributable to increased subcontract and outsourcing spending directly related to the development of the Company’s next generation product. Research and development costs are expensed as incurred. Primarily as a result of the decline in total revenue for the three months ended June 30, 2003 as compared to the three months ended 2002, research and development expenses, as a percentage of net revenue, increased to 33% during the three months ended June 30, 2003 from 23% during the three months ended June 30, 2002. Research and development spending on the development of the Company’s next generation product was accelerated during the first six months of 2003 and Glenayre expects research and development expenses to decrease from the first half levels for the remainder of 2003. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenue. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s first quarter of 2003 restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs expected to be incurred by the Company. During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 30 positions. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 restructuring activities of $182,000 primarily related to a reduction in the prepaid product line warranty obligation partially offset by additional facility lease expenses.

Depreciation Expense. Depreciation was $264,000 during the three months ended June 30, 2003 compared to $2.3 million during the three months ended June 30, 2002. The decrease in depreciation expense was due to a decrease in property, plant and equipment resulting from the $21.3 million charge associated with the impairment of long-lived assets recorded in the fourth quarter of 2002.

Interest Income, Net. Interest income, net was $460,000 and $520,000 for the three months ended June 30, 2003 and 2002, respectively. Interest earned in the second quarter of 2003 was lower primarily due to lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments was 1.43% at June 30, 2003.

Gain (Loss) on Disposal of Assets. The Company recorded a gain on disposal of assets of $36,000 for the three months ended June 30, 2002.

Realized and Unrealized Gain (Loss) on Sale of Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. In March 2002, MUX merged with and into Proxim Corporation (“Proxim”). During the three months ended June 30, 2002 the Company sold approximately 56,700 shares of Proxim and realized pre-tax gains of approximately $122,000. See Note 7 to the Company’s Condensed Consolidated Financial Statements.

Provision for Income Taxes. Notwithstanding the Company’s operating loss during the second quarter of 2003, due to the significant net operating loss carryforwards available to the Company, no tax benefit was recognized and, accordingly, there was no provision for income taxes recorded. The effective tax rate for the three months ended June 30, 2003 differed from the combined US federal and state statutory tax rate due primarily to the increase in valuation allowance. The Company recorded a $2.5 million one-time tax benefit during the first quarter of 2002 for taxes refundable under the “Job Creation and Worker Assistance Act of 2002”. The effective tax rate for the three months ended June 30, 2002 differed from the combined U.S. federal and state statutory tax rate of approximately 40% due primarily to the increase in valuation allowance.

Six Months Ended June 30, 2003 and 2002

Revenue. Total revenue for the six months ended June 30, 2003 decreased 33% to $28.0 million as compared to $41.5 million for the six months ended June 30, 2002. Product sales for the six months ended June 30, 2003 decreased 40% to $19.8 million as compared to $33.1 million for the six months ended June 30, 2002. Service revenue for the six months ended June 30, 2003 decreased 4% to $8.1 million as compared to $8.5 million for the six months ended June 30, 2002. International revenue was $3.1 million for the six months ended June 30, 2003 as compared to $7.4 million for the six months ended June 30, 2002 and accounted for 11% and 18% of total revenue for the six months ended June 30, 2003 and 2002, respectively.

The decrease in product sales for the six months ended June 30, 2003 was due primarily to the overall slowing of service provider capital spending. The decrease in service revenue was primarily due to reduced product installations resulting from the decline in product sales.

During the six months ended June 30, 2003, three customers individually accounted for approximately 23%, 17% and 9%, respectively, of the Company’s total revenue from continuing operations. For the six months ended June 30, 2002, three customers individually accounted for 24%, 18% and 15%, respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation and amortization). Profit margin from continuing operations, exclusive of depreciation and amortization, was 48% for the six months ended June 30, 2003 compared to 59% for the six months ended June 30, 2002. Profit margin on products sold, exclusive of depreciation and amortization, (product margin), was 53% for the six months ended June 30, 2003 compared to 62% for the six months ended June 30, 2002. Profit margin on services, exclusive of depreciation and amortization, (service margin), was 35% for the six months ended June 30, 2003 compared to 44% for the six months ended June 30, 2002. The decrease in the product margin is due to lower volume of product revenue, increased royalty expense relating to a cross-licensing agreement in the second quarter as well as competitive pricing. Product margins were negatively impacted in the second quarter of 2003 as a result of the Company entering into a competitively priced, four-year strategic supply agreement with an existing OEM customer. Service margins decreased during the six months ended June 30, 2003 primarily as a result of the increased cost related to the Company’s postcontract support group in 2003. Glenayre’s margins may be affected by several factors including (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $13.5 million and $15.3 million for the six months ended June 30, 2003 and 2002, respectively. The decrease is primarily due to the reduced cost structure resulting from 2002 restructuring activities and reduced expenditures for trade show and other selling and marketing activities during the first half of 2003.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $(215,000) for the six months ended June 30, 2003 as compared to a credit of $(342,000) for the six months ended June 30, 2002. These credits are a result of collections of older receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk.

Research and Development Expense. Research and development expenses were $10.0 million and $8.4 million for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily attributable to increased subcontract and outsourcing spending related to the development of the Company’s next generation product.

Restructuring Expense. During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s first quarter of 2003 restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs expected to be incurred by the Company. During the second quarter of 2002, the Company recorded a restructuring charge of $759,000 for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 30 positions. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 restructuring activities of $182,000 primarily related to a reduction in the prepaid product line warranty obligation partially offset by additional facility lease expenses. Additionally, during the first six months of 2002, the Company recorded net reductions to its original estimates associated with the Company’s 2001 restructuring activities of $392,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge, reduced accrued severance benefits related to the reduction of the Company’s workforce and the reduction in the prepaid product-line warranty obligation which were partially offset by a decrease in the estimated recoveries related to subleasing vacated leased space. See Note 2 to the Company’s Condensed Consolidated Financial Statements.

Depreciation. Depreciation expense was $408,000 and $4.5 million for the six months ended June 30, 2003 and 2002, respectively. The decrease in depreciation expense was due to a decrease in property, plant and equipment resulting from the $21.3 million charge associated with the impairment of long-lived assets recorded in the fourth quarter of 2002.

Interest Income, Net. Interest income, net was $885,000 and $999,000 for the six months ended June 30, 2003 and 2002, respectively. Interest earned for the six months ended June 30, 2003 is lower primarily due to lower yields on investment instruments than during the 2002 comparable period partially offset by increased cash and cash equivalent and short-term investment balances in 2003.

Realized and Unrealized Gain (Loss) on Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company began selling its shares of MUX. In March 2002, MUX merged with Proxim Corporation and is referred to hereafter as “Proxim”. During the six months ended June 30, 2002, the Company sold approximately 137,000 shares of Proxim and realized pre-tax gains of approximately $301,000. The realized gain on the sales of Proxim securities during the first six months of 2002 was offset by permanent impairment charges of approximately $77,000 related to the Company’s investment in Multi-Link Telecommunications, Inc. In addition, during the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company’s technology, operating performance and financial condition. See Note 7 to the Company’s Condensed Consolidated Financial Statements.

Provision for Income Taxes. Notwithstanding the Company’s operating loss during the first six months of 2003, due to the significant net operating loss carryforwards available to the Company, no tax benefit was recognized and a provision of approximately $28,000 was recorded related to foreign tax on earned income from foreign operations. The effective tax rate for the six months ended June 30, 2003 differed from the combined U.S. federal and state statutory tax rate due primarily to the increase in the valuation allowance recorded to reflect no tax benefit from the operating losses incurred during the first six months of 2003. The Company recorded a $2.5 million one-time tax benefit during the first quarter of 2002 for refundable alternative minimum taxes under the “Job Creation and Worker Assistance Act of 2002”. The effective tax rate for the six months ended June 30, 2002 differed from the combined U.S. federal and state statutory tax rate due primarily to this one-time tax benefit and the increase in the valuation allowance recorded to reflect no tax benefit from the operating losses incurred during the first six months of 2002.

Financial Condition and Liquidity

Overview. At June 30, 2003, the Company had cash and cash equivalents and short-term investments totaling $97.7 million. At June 30, 2003, Glenayre’s principal source of liquidity was its $48.0 million of cash and cash equivalents and $49.7 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at June 30, 2003 consisted primarily of bank certificates of deposit with original maturities of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and the expansion into complementary businesses. The Company has no off-balance sheet arrangements including special purpose entities.

Included in the Company’s loss on disposal of discontinued operations (see Discontinued Operations) for the year ended December 31, 2001 were charges totaling approximately $49 million for employee termination benefits, equipment and facility lease termination costs, inventory and non-inventory purchase commitments, anticipated losses from operations during the transition period and expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date. At June 30, 2003 approximately $24.0 million in discontinued operations liabilities remain outstanding of which the Company anticipates approximately $2 million to $4 million will be disbursed during the second half of 2003 and the remainder in 2004 and beyond.

Operating Activities. Cash provided by (used in) operating activities, including both continuing and discontinued operations, was $(7.9) million for the six months ended June 30, 2003 and $9.4 million for the six months ended June 30, 2002.

Accounts receivable related to continuing operations increased $5.1 million to $10.7 million at June 30, 2003 from $5.6 million at December 31, 2002. Average days sales outstanding, calculated based on three months rolling average was 47 days at June 30, 2003 unchanged from 47 days at December 31, 2002. The increase in accounts receivable related to continuing operations was due to the increased sales for the second quarter of 2003 as compared to the fourth quarter of 2002 of approximately $3.3 million and the timing of product shipments in the second quarter of 2003. A significant portion of the Company’s product shipments occurred in the last month of the second quarter of 2003 due to the timing of orders.

Inventories related to continuing operations decreased $234,000 to $6.7 million at June 30, 2003 from $6.9 million at December 31, 2002. The decrease in inventories was primarily due to decreased finished goods on-hand at June 30, 2003.

Accounts payable increased $600,000 to $3.8 million at June 30, 2003 from $3.2 million at December 31, 2002 primarily as a result of increased inventory purchases and operating cost levels mainly associated with the increased research and development activities during 2003. Accrued liabilities related to continuing operations increased $3.4 million to $25.9 million at June 30, 2003 from $22.5 million at December 31, 2002. The increase in accrued liabilities primarily related to the increased accrued legal cost associated with the defense of the Jackson patent infringement case, an increase in deferred revenue related to Glenayre Care extended warranty contracts, an increase in accrued restructuring costs associated with the second quarter restructuring activities and increased research and development subcontracting costs associated with the development of the Company’s next-generation products. At June 30, 2003, the Company’s remaining restructuring obligations were approximately $2.4 million related to employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for its restructuring activities will be made within the next nine months with the exception of lease termination costs, which could require cash payments through 2005 to the extent sub-leases are not obtained.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, British Columbia facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease-back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Wireless Messaging (Paging) segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities and no longer plans to lease back a portion of these facilities. During the six months ended June 30, 2003 and 2002, the Company spent approximately $613,000 and $1.5 million, respectively, on the new Vancouver office tower development. At June 30, 2003 the Company had outstanding contractual commitments to spend an additional $223,000 to complete the office tower build-out.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In addition to the Vancouver facility, the Company owns its facilities in Singapore and Atlanta, Georgia. The Company is continuing its efforts to divest the Vancouver and Singapore facilities and has received and accepted offers on both the Vancouver and Singapore facilities. The Company anticipates that these future sales of this real estate could generate approximately $10.4 million of cash proceeds in the second half of 2003, however there can be no assurance that these sale transactions will be completed. The Company is not currently marketing its headquarters facility that it owns in Atlanta, Georgia. At June 30, 2003, the Vancouver and Singapore facilities are recorded on the balance sheet as assets held for sale at their estimated fair values net of selling costs.

The Company spent $2.8 million and $1.5 million during the six months ended June 30, 2003 and 2002, respectively, on equipment needed in its operations. The $2.8 million and $1.5 million invested in 2003 and 2002, respectively, related entirely to the Company’s continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2003 will approximate $700,000.

On November 1, 1999, the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. MUX marketed products for use in point-to-point microwave communication systems and was acquired by the Company in April 1995. Additionally, the Company is contingently liable for MUX’s building lease payments. The maximum contingent liability as of June 30, 2003 for these obligations is approximately $1.9 million. In August 2000, MUX completed an initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. In March 2002, MUX merged with and into Proxim Corporation (“Proxim”). During the six months ended June 30, 2002, the Company sold 136,800 shares of Proxim for cash proceeds of approximately $406,000.

Financing Activities. During the six months ended June 30, 2003, and 2002, the Company received proceeds from the sale of Company common stock of $235,000 and $327,000, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the six months ended June 30, 2003, the Company repurchased 36,000 shares at a total cost of approximately $34,000. The Company made no purchases during 2002. The Company may commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. In April 2003, the Company received approximately $2.8 million related to Canadian tax refunds.

Inflation. For the six months ended June 30, 2003 and 2002, the Company does not believe inflation has had a material effect on its results of operations.

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

OUTLOOK

Growth drivers for the communications software and advanced messaging markets include:

•	Continued wireless subscriber growth worldwide;

•	Increased penetration and acceptance of enhanced services;

•	Release of next-generation products;

•	New market build-outs as CSPs consolidate or increase coverage;

•	Deployment of new services across existing network base; and

•	The necessity for CSPs to deploy new revenue generating services that reduce customer churn.

CSPs will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre is investing in applications and services like voice services, multimedia messaging, multimodal messaging and presence and availability solutions to help wireless, wireline and cable and broadband operators enhance their competitive positions. These products and solutions, currently under development, are expected to expand the uses and applications in this market.

The Company also expects that reducing the total cost of ownership of next-generation investments will remain a primary concern for CSPs. By providing open, standards-based platforms based on Intel/Linux architecture, Glenayre believes it is well-positioned to help CSPs offer competitive services at one of the lowest total costs of ownership.

However, macroeconomic conditions and CSPs continued lack of access to capital markets may negatively impact the growth of the communications software and advanced messaging markets.

Eric L. Doggett, President and Chief Executive Officer, will leave the Company on October 31, 2003 as provided in his Employment Agreement. However, the Company retains the option to extend his departure date up to 90 days after October 31, 2003. Clarke H. Bailey, Chairman of the Board of the Company and a former Chief Executive Officer of the Company, will assume the duties of Chief Executive Officer on an interim basis upon the departure of Mr. Doggett.

This Outlook section contains forward-looking statements that are subject to the risks described under the Risk Factors That May Affect Future Results immediately below.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

The majority of the Company’s competitors are seasoned communications providers. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., OpenWave and Tecnomen. Additional competitors from the voice portal and voice services market include BeVocal, TellMe, HeyAnita and InterVoice. Many of these competitors have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these remaining firms continues to be quite fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability and services and support.

Several of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies. In addition, competitive pricing pressures exist which may have an adverse effect on the Company’s profit margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the six months ended June 30, 2003, Nextel Communications, Nortel Networks, an OEM distributor, U.S. Cellular, Alltel Communications, Verizon, and Nextel Partners individually accounted for approximately 23%, 17%, 9%, 8%, 8% and 8%, respectively, of the Company’s total revenue from continuing operations. During the year ended December 31, 2002, Nortel, an OEM distributor, Nextel, Verizon, U.S. Cellular and Alltel individually accounted for approximately 20%, 19%, 14%, 10% and 8%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 14% and 15% of the Company’s total revenue during the six months ended June 30, 2003 and year ended December 31, 2002, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenue generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenue in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

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

The Adverse Resolution of Litigation Against the Company Could Negatively Impact its Business.

The Company is currently a defendant in several lawsuits some of which seek damages of material amounts. The Company is, and may in the future be, subject to other litigation arising in the normal course of business. Litigation may be time consuming, expensive and distracting from the conduct of the Company’s business and the outcome of litigation is difficult to predict. The adverse resolution of any specific lawsuit could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Effective Convergence of Technologies

The market for the Company’s products has contracted as a result of reduced worldwide CSP spending. The Company is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its systems and related applications and solutions such as voice, fax and data messaging, short message services, one touch call return, continuous calling, voice activated dialing, unified messaging and its CONSTANT TOUCH™ call feature. The markets for these technologies are still emerging and market acceptance of these converging services is uncertain. If the commercial market for these services and related bundled or converged technologies is lower than Glenayre anticipates or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

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

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People’s Republic of China, Saudi Arabia, Thailand, Dubai, India and Brazil, do not protect Glenayre’s proprietary rights in the products to the same extent as do the laws of the United States. Though the Company believes its technology does not infringe any third party rights, the Company is currently party to certain infringement claims. See Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 — Legal Proceedings. In addition, there can be no assurance that other parties will not assert future infringement claims. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using the allegedly infringing technology. In such an instance, the Company might need to expend substantial resources to develop alternative technology or to license the allegedly infringing technology. There can be no assurance that any such efforts would be successful.

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

International Business Risks

Approximately 11% and 18% of total revenue from continuing operations for the six months ended June 30, 2003 and 2002, respectively, was generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the six months ended June 30, 2003 and 2002 were negotiated in United States dollars, Glenayre may not be able to maintain such a high percentage of United States dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

Continued Terrorist Attacks, War or Other Civil Disturbances Could Lead to Further Economic Instability and Depress the Company’s Stock Price or Adversely Affect the Company’s Business

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks as well as the U.S. military involvement in overseas operations, including the war with Iraq, have caused instability in the global financial markets and contributed to the volatility of the stock prices of many U.S. publicly traded companies. In the future, there may be armed hostilities, further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may further contribute to economic instability in the U.S. and in the foreign markets served by the Company. Additionally, such disturbances could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

On April 17, 2003 the Company received notice that its common stock’s closing bid price was below $1.00 for 30 consecutive trading days and that its common stock was subject to potential delisting. The Company regained compliance with this requirement in the second quarter of 2003. In the event the Company is subject to delisting under this requirement in the future, the Company will consider all options available to enable it to regain compliance with Nasdaq’s continued listing requirements and avoid the delisting of the Common Stock. These options include implementing open market purchases of the Common Stock under the Company’s stock repurchase program. Under this program, subject to Glenayre’s Insider Trading policy and applicable SEC rules including Rule 10b-18 which restrict the daily volume of repurchases the Company can effect to 25% of the average daily volume during the four calendar weeks preceding the week in which purchases are made, management is authorized to purchase up to 5% of the outstanding Common Stock, or approximately 3.3 million shares based on outstanding shares as of June 30, 2003. In addition, at the Company’s Annual Meeting of Stockholders’ held on May 20, 2003 the Company’s stockholders approved a proposal to authorize the Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the outstanding Common Stock at a ratio, to be selected by the Board of Directors in its sole discretion, of one-for-three or one-for-five (the Reverse Stock Split Proposal). As a result, the Company’s Board of Directors has the discretion to implement the reverse stock split if it determines such action is necessary to regain compliance with the Nasdaq’s minimum bid price requirement at any time through May 15, 2004 or to effect no reverse stock split at all. There can be no assurance that the trading price of the Company’s common stock will meet the minimum bid price requirement and, in the future, the Company’s common stock could be subject to delisting. If the Company’s common stock were to be delisted from trading on Nasdaq the trading market for the common stock could be materially adversely affected.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At June 30, 2003, approximately U.S. $3.4 million or 7% of the Company’s cash and cash equivalent balances were denominated in foreign currencies of which $2.3 million was denominated in Canadian dollars. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $340,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $340,000. During the six months ended June 30, 2003, the value of the U.S. dollar against Canadian dollar declined by approximately 17%. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of June 30, 2003.

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

PART II — OTHER INFORMATION

ITEMS 2, 3 and 5 are inapplicable and been omitted.

ITEM 1.    LEGAL PROCEEDINGS

In August 2001, the Company’s wholly-owned subsidiary, Glenayre Manufacturing Ltd. (“GML”), filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia, Canada. These lawsuits, which were consolidated in February 2002, seek a total of over $12 million (Canadian), including the return of a $5.3 million (Canadian) deposit, for breach of contract, breach of fiduciary duties and improper charges to, and paid by, GML in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against GML and the Company for $4.3 million (Canadian) for unpaid invoices (a lien on the building has been filed for such amount) and lost profits of $60 to $65 million (Canadian). During the second quarter of 2002, Pilot Pacific and its chief executive officer issued news releases with unsubstantiated allegations and claims relating to this project. On April 30, 2003, GML was successful in amending its statement of claim to, among other things, include claims of breach of trust and fraud and to join Pilot Pacific’s chief executive officer and former corporate controller as additional defendants. To date, the defendants’ efforts to appeal this ruling have been unsuccessful. On May 26, 2003, the defendants filed an amended counterclaim alleging fraudulent misrepresentations by GML, the Company and the Company’s chief executive officer and increasing the claim for unpaid invoices from $4.3 million (Canadian) to approximately $6 million (Canadian). Additionally the amended counterclaim seeks Pilot Pacific’s retention of the approximately $5.3 million (Canadian) deposit. This case is scheduled for trial in April 2004. Based on the investigations conducted in the lawsuits to date, the Company believes it should prevail.

In late 2001, Phillip Jackson (“Jackson”) filed lawsuits against two of the Company’s customers claiming that products sold by these customers infringed a patent held by Jackson seeking total damages of approximately $10 million. The alleged infringement related to certain features included in products sold by the Company to these customers. By December 2001 the Company agreed to indemnify each of these customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002 the Company filed a lawsuit in the Federal District court in the Northern District of Illinois (Chicago) seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. On February 18, 2003, the trial court summarily dismissed three of the four infringement claims alleged by Jackson in this case. The remaining claim went to trial in late March 2003. On April 1, 2003 the jury found in favor of Jackson and awarded damages of $12 million. On July 8, 2003, in response to the Company’s Motion for a Judgment as a Matter of Law regarding the finding of infringement and the damages, the trial judge ordered a reduction in damages that the Company owes to Jackson to $2.65 million plus pre and post judgment interest and certain court costs. Jackson agreed to the reduction in damages. The Company is assessing its options regarding appeal and related matters.

In January 2003, BellSouth Intellectual Property Corp. (“BellSouth”) filed a lawsuit against the Company claiming that products sold by the Company infringed a patent held by BellSouth, seeking unspecified damages and an injunction prohibiting the Company from utilizing the allegedly infringing technology in its products. Based on its investigations and analysis, the Company believes it has defenses to BellSouth’s claims. Even if BellSouth were to succeed in establishing infringement, the Company believes that BellSouth would not be able to prove significant damages. Additionally, the Company believes that the specific feature in question is of such nominal value that an injunction prohibiting the Company from utilizing this technology in its products would have minimal impact on the Company’s product portfolio. This case remains in the early stages, and no discovery has taken place.

On July 23, 2003, the Company received a letter and supporting materials from the Intellectual Property Asset Corporation (IPAC), representing AudioFAX IP LLC asserting certain patent rights and proposing that the Company consider entering into a license agreement regarding some or all of four identified patents. The Company is reviewing the patents to determine if any are applicable to the Company’s business.

In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil Limited to remediate significant petroleum-based contamination discovered on a Calgary residential development, Lynnview Ridge. The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to quash this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development.

In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil. All of these claims relate to the Lynnview Ridge development, that was jointly developed in the early 1980s by a corporate predecessor of the Company and a wholly-owned subsidiary of Imperial Oil.

These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations regarding these lawsuits but discovery has not yet been conducted.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. As of the date of this Report, this action has not been served on the Company, or to the Company’s knowledge, on any of the other defendants.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 20, 2003, the following matters were submitted to a vote of the stockholders of the Company and the results were as follows:

(i)	The election of the three directors each to serve a three-year term expiring 2006:

Nominees	Shares Voted in Favor	Shares Withheld

Clarke H. Bailey	52,590,281	4,686,246
Donald S. Bates	52,590,489	4,686,038
Peter W. Gilson	52,589,785	4,686,742

(ii)	The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 41,959,683 in favor, 15,243,477 against and 73,367 abstaining.

(iii)	The proposal to approve an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares of common stock authorized from 2,006,250 to 2,756,250 was approved by a vote of 54,260,591 in favor, 1,854,434 against and 1,161,502 abstaining.

(iv)	The proposal to approve an amendment to the Company’s 1996 Incentive Stock Plan to increase the number of shares of common stock authorized from 7,650,000 to 9,650,000 was approved by a vote of 36,557,670 in favor, 19,534,926 against and 1,183,931 abstaining.

(v)	The proposal to approve an amendment to the Company’s 1996 Incentive Stock Plan to provide for Formula Grants of Restricted Stock Units to Non-officer Directors on an annual basis was approved by a vote of 40,568,460 in favor, 15,507,155 against and 1,200,912 abstaining.

(vi)	The proposal to authorize the Board of Directors in its discretion to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock at a ratio, to be selected by the Board of Directors in its discretion, of One-for-Three or One-for-Five was approved by a vote of 54,817,482 shares in favor, 2,284,561 against and 174,484 abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
Exhibit 3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.
Exhibit 10.1*	Employment Agreement dated June 19, 2003 between the Registrant and Eric L. Doggett.
Exhibit 10.2*	Employee Stock Purchase Plan, as amended effective May 20, 2003.
Exhibit 10.3*	1996 Incentive Stock Plan, as amended effective May 20, 2003.
Exhibit 15.1	Letter regarding unaudited financial information.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract

(b) Reports on Form 8-K

On April 29, 2003, the Company filed a Current Report on Form 8-K to report that the Company had issued a press release providing financial results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc. (Registrant)

/s/ Debra Ziola Debra Ziola Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 8, 2003

Exhibits

Exhibit
Number	Description

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1*	Employment Agreement dated June 19, 2003 between the Registrant and Eric L. Doggett.

10.2*	Employee Stock Purchase Plan, as amended effective May 20, 2003.

10.3*	1996 Incentive Stock Plan, as amended effective May 20, 2003.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Statement of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract