Form 10-K
period 2003-12-31
GLENAYRE TECHNOLOGIES INC
filed 2004-03-19
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of December 31, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2003, was approximately $66.7 million. The number of shares of the Registrants’ common stock outstanding on March 11, 2004 was 66,497,022.

DOCUMENTS INCORPORATED BY REFERENCE:

Document	Location of Form 10-K

Proxy Statement for 2004 Annual Meeting of Stockholders	Part III

PART I

ITEM 1. BUSINESS

Overview

Glenayre Technologies, Inc. was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices are located in the Atlanta metropolitan area at 11360 Lakefield Drive, Duluth, Georgia, 30097. The Company’s telephone number is (770) 283-1000. The term “Glenayre” or the “Company” as used hereinafter means Glenayre Technologies, Inc. and its wholly-owned subsidiaries.

The Company is an established global provider of network-based messaging and communications systems and software that enable applications including voice messaging, multimedia messaging (MMS) and other enhanced telephony services. The Company’s customers are communications service providers (CSPs) around the world, including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products enable CSPs to provide their customers with a variety of messaging and enhanced services like voice mail, one-number services, voice-activated dialing and picture messaging.

The Company’s market consists of CSPs that use the Company’s platforms and applications to provide services to individual subscribers. CSPs generate revenue from these services by charging a monthly subscription fee or billing on a per transaction basis. CSPs deploy the Company’s platforms and applications in order to increase their Average Revenue Per User (ARPU) and reduce subscriber churn by providing unique and efficient services that differentiate themselves from other CSPs in a highly competitive telecommunications market.

The Company’s communications platform supports messaging applications including voice mail, fax, e-mail, text messaging and multimedia messaging service (MMS), as well as enhanced services including Missed Call Notification that streamline and simplify communications for users. The platform provides CSPs with the flexibility to cost-effectively support a varied mix of these services in order to develop highly targeted service bundles for different customer groups.

The Company has identified an evolving trend that is changing the way CSPs deploy network-based services. Historically, CSPs have installed dedicated voice mail systems to deliver voice messages from a circuit-switched network. Today, with the growth of data services and IP-based networks, the Company’s customers are increasingly interested in a multi-purpose communications platform that supports both voice and data applications such as MMS. Additionally, CSPs are updating their network technology and centralizing network management to reduce operating expenses. This trend drives demand for highly scalable systems that can support a significant number of subscribers as smaller, stand-alone messaging systems are replaced by converged communications platforms serving an entire region or network.

Glenayre’s Versera™® platforms utilize Intel carrier-grade servers and the open Linux operating system with a standards-based software architecture (J2EE and Voice XML) that supports both Internet Protocol (IP) and circuit-switched telephony networks. The architecture for the Versera platforms is designed to help network operators generate revenue from rapid service deployment while maintaining the lowest total possible cost of ownership.

The Company’s systems provide access to services through multiple user interfaces, including:

•	Telephone access via touch-tone, speech recognition and text-to-speech, and

•	Internet access through a personal computer or web-enabled wireless device.

Versera™ Communications Solutions

The Company’s products and applications are packaged and delivered under the Versera brand name in a number of product portfolios. Current offerings include the following:

Versera Messaging Solutions

High Density Messaging unit (HDMu) – a small-footprint messaging platform for carriers needing to optimize space, serving installations from 20,000 to 200,000 subscribers.

Large Solution platform (LSp) – a networked system for large carriers, the LSp is capable of supporting over 5 million subscribers in a local or distributed system configuration.

Enhanced Services - CSPs can select from a number of enhanced services to augment their core voice mail offerings, including fax messaging, call answering, one-key call return, and one-number services.

Versera Multimedia Messaging

The Company offers an MMSc (multimedia message service center) and an IP-based SMSc (short message service center) for the delivery of multimedia and text messaging. Applications using these solutions include:

•	Picture messaging,

•	Photo albums,

•	Greeting cards,

•	Message composer, and

•	MessageMe – delivery of voice messages to an MMS capable phone or an e-mail address.

Versera Presence and Availability

Versera presence applications leverage awareness of user availability to receive communications and include:

•	Versera Presence engine and

•	Missed Call Notification - advises subscribers of calls they have missed while their phone was turned off.

Versera Unified Communications Solutions

Unified Communications - allows subscribers to access their voice, fax and e-mail messages from a single mailbox. Subscribers can create, send, receive and be notified of new messages with a web interface, a wireless device or any telephone.

My Services – a web-based configuration manager that allows subscribers to access and manage their personal profiles on-line.

Voice Mail for Wireless Handhelds – delivers message alerts to the inbox on a BlackBerry® device, allowing subscribers to use the device’s embedded phone to immediately access a specific voice message.

Versera Voice Services suite

•	Voice Navigation of voice mail, e-mail and fax messages,

•	Dial-by-Voice voice-activated dialing, and

•	Voice-Controlled address book to manage personal and business contacts.

Professional Services

The Company offers an array of professional services such as:

Glenayre Care — extended warranty and support service for its products and services to customers.

Glenayre Technical Training - a variety of technical training courses for customers, including education on system maintenance, management and configuration.

The Strategist Program – marketing support services including strategic consultation, seminars and materials designed to assist CSPs in marketing services powered by the Company’s products.

Other Services - The Company offers a variety of other specialized services to its customers including installation, project management and customization.

Markets, Sales and Marketing

Based on the Company’s analysis and third party research, the Company believes it is one of the top 5 global providers of carrier-grade messaging systems for wireless and fixed network CSPs, with more than 200 CSP customers in over 60 countries. Glenayre messaging systems support more than 50 million subscribers worldwide. Major CSPs using the Company’s systems include Codetel, Cosmote, Dobson Communications (“Dobson”), MetroPCS, Nextel Communications (“Nextel”), T-Mobile, US Cellular, Verizon Wireless (“Verizon”), KPN, Starhub, Smart, Vodacom Lesotho and Vodafone Malta.

In addition to its direct sales force located in the United States, the Company has 3 regional offices in Amsterdam, the Netherlands; Johannesburg, South Africa; and Dubai, United Arab Emirates to market its platforms and applications. The Company also utilizes in country sales agents to address specific sales opportunities.

Glenayre has staffed each of these international offices with local, multilingual personnel. The Company also sells its products in cooperation with international vendors of telecommunications infrastructure equipment such as Nortel Networks (“Nortel”) and Motorola. See Note 15 to the Company’s Consolidated Financial Statements for information relating to export sales.

Competition

The majority of the Company’s competitors are providers of communications systems and software like Glenayre’s. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment.

Competition in the Company’s industry is intense, and is based on a combination of price, product architecture, features, system capacity and reliability, selection of applications, and the level of service and support provided to customers. Total cost of ownership is also a significant factor in purchasing decisions. Glenayre’s products have typically exceeded the system capacity and reliability requirements of CSPs while generally lowering the cost of ownership of its systems relative to competitive offerings.

Other criteria that influence CSP’s purchasing decisions include vendor financial strength and experience, technical innovation and understanding of the market. The Company has demonstrated its financial strength and established its reputation through a nearly 40-year history in the communications industry. Despite a challenging industry environment, the Company has been able to continue investing in research and development efforts and has promoted a collaborative working relationship with its customers. These activities have helped the Company develop its products and services based on customer requirements.

Service and Support

The Company’s products, which are installed in the service provider’s telecommunications network, are expected to deliver an exceptional level of system availability and uptime with minimal outages. Glenayre has a strong commitment to support its customers through all phases of product ownership.

To ensure that customers achieve this high level of carrier-grade functionality and reliability, the Company offers system optimization, warranty and post-warranty services that are available 24/7 through its Glenayre Care extended warranty program. Additional services include installation, project management of turnkey systems, training and customization. Currently, the Company has 60 service personnel in five global locations.

Glenayre customers depend on Glenayre’s Technical Training education programs. The Company emphasizes reliable, proactive service and education for customers as a key to solidifying customer relationships and establishing the Company as the vendor of choice for customers as their businesses grow and expand.

Glenayre also provides services to help customers successfully localize and customize their service offerings, and to assist with their marketing efforts to introduce enhanced messaging services to their subscriber base. This support is available to all customers and is delivered through the Company’s Strategist Program.

Customers

Glenayre sells its products and services both directly to end user customers as well as through original equipment manufacturer (OEM) partners. Glenayre’s customers include CSPs worldwide, including wireless and fixed network telecommunications carriers, Internet service providers, broadband service providers and cable operators. In the United States, customers include several regional operating companies as well as many large and small wireless carriers. Internationally, customers include public telephone companies and cellular carriers as well as private telecommunication service providers servicing cellular and PCS carriers.

During 2003, Nextel, Nortel (an OEM partner, as described below) and US Cellular individually accounted for approximately 29%, 13% and 12%, respectively, of the Company’s total revenues from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile, whose purchases of Glenayre’s products from Nortel represented approximately 13% of the Company’s total revenues in 2003. During 2002, Nortel (an OEM partner, as described below), Nextel, Verizon and US Cellular individually accounted for approximately 20%, 19%, 14% and 10%, respectively, of the Company’s total revenues from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile, whose purchases of Glenayre’s products from Nortel represented approximately 15% of the Company’s total revenues in 2002.

There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations.

International Sales

International business represents an important component of Glenayre’s sales. In 2003, approximately 11% of total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 2003 international sales of the Company’s products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

The Company’s research and development efforts include identifying and responding to emerging technological trends, developing competitive products, enhancing existing products with added features and functionality and differentiating those products from those offered by competitors. Key components of the Company’s development strategy include the promotion of a close internal relationship between its product development, manufacturing and marketing personnel, and building external relationships with Glenayre’s customers and alliance partners. During 2003, research and development efforts were focused primarily on the development of the Company’s next generation Versera platform which is anticipated to be commercially available during the second quarter of 2004. During 2003 the Company also introduced several enhancements to its existing products as well as new products including multimedia messaging, presence and availability management and a high-density messaging platform.

Glenayre’s research and development group is located in Atlanta, Georgia. Total research and development costs for the Company were $17.5 million, $17.0 million and $19.7 million or 30%, 25% and 20% of total revenues for 2003, 2002 and 2001, respectively. The availability of research and development funds depends upon the Company’s revenues and profitability. Reductions in such expenditures could impair the Company’s ability to innovate and compete. In addition, some of the Company’s competitors have greater financial and technical resources and, accordingly, make larger investments in research and development.

Manufacturing

Glenayre currently manufactures its products at the Company’s leased facility in Quincy, Illinois. The Company believes that the facility currently under lease is adequate for current and foreseeable manufacturing needs.

The Company’s manufacturing capabilities include printed circuit card assembly, assembling sub-assemblies, integration and final assembly of systems that are configured and tested to customer specifications. The components and assemblies used in the Company’s products include: (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, (ii) mechanical materials such as cabinets in which the systems are housed, and (iii) peripherals, including disk drives. The components and parts used in the Company’s products are generally available from multiple sources. Some components, especially those utilizing the latest technology, are currently only available from a single source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. If necessary the Company believes that it could either obtain single source components from another source or redesign the subject product, but temporary delays or increased costs in obtaining these materials could result. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements. The Company utilizes Materials Resource Planning systems for production planning in its manufacturing operations.

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

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People’s Republic of China, Saudi Arabia, Thailand, India and Brazil, do not protect Glenayre’s proprietary rights in its intellectual property to the same extent as do the laws of the United States.

Potential Intellectual Property Infringement Claims from Third Parties

Substantial litigation regarding intellectual property rights continues in the technology industry.

If the Company were to discover that its products violated a third party’s proprietary rights and was unable to obtain licenses on terms acceptable to the Company, the Company might not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays and might not be successful.

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

Although the Company believes its technology does not infringe any third party rights, the Company is currently subject to certain infringement claims. The Company expects that its products may continue to be subject to third-party infringement claims. See Note 13 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings.

Registered Trademarks

The Company’s registered marks are also valued corporate assets. The Company protects its most important marks through registrations in the United States and various foreign countries. The Company’s registered trademarks include “GLENAYRE®”, “CONSTANT TOUCH®” one-number service, “MVP®” messaging platform, “CALL OUT®” call return service, “PERSONAL CONFERENCE®” service and “VERSERA®” solutions. In addition, Glenayre has applied for trademark registration for marks including “Versera ICE” communications platform and “Success Made Simple”, the Company’s tagline, and other unregistered trademarks.

Government Regulation

Many of Glenayre’s products connect to public telecommunications networks. National, regional and local governments regulate telecommunications networks, and the operations of telecommunication service providers in most domestic and international markets. As a result, the Company must obtain regulatory approvals in connection with the manufacture and sale of certain of its products and the Company’s customers may need regulatory approvals to operate the system that utilize certain of the Company’s products. In some instances, regulatory requirements give the Company an opportunity to supply additional product solutions to its customers. However, in introducing products to a market, there is no assurance that the Company or its customers will obtain necessary regulatory approvals. In addition, the enactment by federal, state, local or international governments of the new laws or regulations or changes in the interpretation of existing regulations could adversely affect the market for the Company’s products. Were this to occur, the Company believes it has appropriate technical, administrative, professional personnel, and consultants to address issues in an efficient and timely manner to minimize the long-term impact on the Company and its customers.

Backlog

In general, the Company has noted an increasing trend of its customers ordering products and services only as they are needed. This is often the case even with major customers who have multi-period purchasing commitments. The Company’s policy is that only formal purchase orders are entered into the backlog. Given the “just-in-time” purchasing trends, orders are largely booked and shipped during the same quarter. The Company’s firm backlog from continuing operations at December 31, 2003 and 2002 was approximately $7.8 million and $4.0 million, respectively. The Company expects to commence shipment on substantially all of the orders in the backlog within twelve months of their respective backlog dates. Substantially all orders on hand as of December 31, 2003 are expected to be shipped during 2004. This is a forward-looking statement that is subject to substantial change based on the timing of sales and installation of systems by the Company.

Employees

At December 31, 2003, the Company employed 334 persons, including 291 in continuing operations and 43 in discontinued operations. Continuing operations personnel consisted of 264 employees based in the United States and 27 employees based in international locations. Subsequent to December 31, 2003, the Company terminated 34 of the employees in discontinued operations as a result of entering into service agreements with independent companies to provide support and manufacturing services on the Company’s behalf to meet customer contractual obligations. (See Part II, Item 7 — Discontinued Operations). None of the Company’s employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

The Company’s code of ethics is posted on its Internet website at www.glenayre.com. You can also receive a copy free of charge by sending an email request to investor.relations@glenayre.com or by sending a written request to the Company’s executive offices at 11360 Lakefield Drive, Duluth, GA 30097, Attention: Investor Relations.

ITEM 2. PROPERTIES

The following table sets forth certain information regarding the Company’s principal facilities used in its continuing operations:

	Size	Owned Or	Lease
Location	(Square Feet)	Leased	Expiration Date	Uses
Atlanta, Georgia	75,000	Owned	N/A	Corporate headquarters, legal services, information services, accounting, finance, sales, service, marketing, research and development and training facilities.

Quincy, Illinois	65,656	Leased	2006	Manufacturing, repair, and purchasing facilities.

In addition to its principal facilities listed above, Glenayre also maintains sales offices throughout the United States and internationally. See Part I, Item 1 – Business – Markets, Sales and Marketing.

ITEM 3. LEGAL PROCEEDINGS

Pilot Pacific Properties Inc.- In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002, seek total damages of over $12 million (Canadian), for the return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges of $7 to $8 million (Canadian) made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against Glenayre for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). On April 30, 2003, Glenayre was successful in amending its statement of claim to, among other things, include claims of breach of trust and fraud and to join Pilot Pacific’s chief executive offer and former corporate controller as additional defendants. The defendants’ efforts to appeal this ruling were dismissed. On May 26, 2003, the defendants filed an amended counterclaim alleging fraudulent misrepresentations by the Company and the Company’s then serving chief executive officer and increasing the claim for unpaid invoices from $4.3 million (Canadian) to approximately $6 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust. This case is scheduled for trial in September 2004. While the parties’ discovery is still ongoing, based on the investigations conducted in the lawsuits to date, the Company believes that it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in the counterclaims.

Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002, the Company filed a lawsuit in federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. As a result of the Company’s filing the declaratory judgment action, most of the lawsuits filed against the Company’s customers were stayed pending resolution of the declaratory judgment action. The two lawsuits that were not stayed each were subsequently dismissed. On April 1, 2003, the jury found in favor of Jackson and awarded damages of $12 million. In post-trial motion the judge found no reasonable basis for the jury’s damages calculation and reduced the award to $2.7 million plus pre- and post-judgment interest and certain court costs. Jackson’s patent expired on June 24, 2003. On July 24, 2003, Jackson accepted the reduced damages award, and the court entered judgment in the total amount of approximately $2.8 million, plus interest and costs. On August 18, 2003, the Company filed a notice to appeal the judgment and moved for and was granted a stay of execution pending appeal. On November 10, 2003, the Company filed its appellate brief and requested that the court grant judgment in Glenayre’s favor or order a new trial. The oral arguments are scheduled to be heard in April 2004. Included in the Company’s restricted cash is $2.9 million for a letter of credit the Company posted as a security during the third quarter of 2003 in connection with this judgment.

BellSouth Intellectual Property Corp. - In January 2003, BellSouth Intellectual Property Corp. (“BellSouth”) filed against the Company a lawsuit claiming that products sold by the Company infringed a patent held by BellSouth, seeking unspecified damages and seeking an injunction prohibiting the Company from utilizing the allegedly infringing technology in its products. In October 2003, the Company entered into a license and a settlement agreement with BellSouth regarding this matter. On October 31, 2003, the court dismissed the claims asserted by BellSouth in the lawsuit. The terms of the settlement did not have any material financial impact during 2003. While the license agreement provides for ongoing royalty obligations in certain circumstances, the Company does not anticipate that the settlement and license agreement will have any material adverse impact on future results.

AudioFAX IP LLC - In July 2003, the Company received from Intellectual Property Asset Corporate (IPAC), representing AudioFAX IP LLC, a letter and supporting materials asserting certain patent rights and proposing that the Company consider entering into a license agreement. Based on investigation of this matter to date, the Company believes that a license of these patents is not warranted. However, IPAC has expressed disagreement with this position and discussions are ongoing.

Lynnview Ridge, Alberta - In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in the Lynnview Ridge development that was jointly developed in the early 1980s by a corporate predecessor of the Company and a wholly-owned subsidiary of Imperial Oil.

The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June 2001, Alberta Environment, a department of the Government of Alberta, had issued an Environmental Protection Order requiring Imperial Oil Limited to remediate significant petroleum-based contamination discovered on a Calgary, Canada residential development, Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment had issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to quash this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations regarding these lawsuits but discovery has not yet commenced.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. To date, this action has not been served on the Company or, to the Company’s knowledge, on any of the other defendants.

While no assurance can be given regarding the outcome of the matters discussed above, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the NASDAQ Stock Market under the symbol “GEMS.” The table below sets forth the high and low sale prices for the Company’s common stock on the NASDAQ Stock Market for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2003
First Quarter	$1.07	$0.76
Second Quarter	1.78	1.28
Third Quarter	2.50	1.89
Fourth Quarter	3.19	2.25
Year Ended December 31, 2002
First Quarter	$2.75	$1.40
Second Quarter	2.40	1.05
Third Quarter	1.40	0.77
Fourth Quarter	1.50	0.67

At March 12, 2004 there were approximately 1,775 holders of record of the Company’s common stock.

The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 2003 has been derived from the Company’s audited Consolidated Financial Statements. The Company acquired Western Multiplex Corporation (“MUX”), a manufacturer of microwave radio systems, on April 25, 1995. MUX was sold on November 1, 1999. The Company made three acquisitions in 1997: (i) CNET, Inc., a developer of software including network management tools on January 9, 1997, (ii) Open Development Corporation (“ODC”), a developer of database management platforms providing applications for calling cards on October 15, 1997, and (iii) Wireless Access, Inc. (“WAI”), a developer and marketer of two-way wireless messaging devices on November 3, 1997. WAI was part of the Wireless Messaging (Paging) segment that was discontinued in May, 2001. The results of the acquired companies are included from the dates of acquisition by the Company except for MUX and WAI, which are shown as discontinued operations in years 1999 and 1999-2001, respectively. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, Part I, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial data included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Operating Data (1):
Total revenues from continuing operations	$58,159	$67,368	$97,501	$122,362	$84,176
Income (loss) from continuing operations	(14,498)	(33,501)	(38,008)	5,503	(5,763)
Discontinued operations	16,131	25,751	(232,478)	8,599	(122,765)
Net income (loss)	1,633	(7,750)	(270,486)	14,102	(128,528)
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	(0.22)	(0.51)	(0.59)	0.09	(0.09)
Net income (loss)	0.02	(0.12)	(4.17)	0.22	(2.07)
Per Common Share-Assuming Dilution:
Income (loss) from continuing operations	(0.22)	(0.51)	(0.59)	0.08	(0.09)
Net income (loss)	0.02	(0.12)	(4.17)	0.21	(2.07)

	At December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital	$88,386	$102,854	$79,176	$190,105	$158,035
Total assets	133,355	145,804	177,396	446,086	413,558
Long-term debt, including current portion	—	—	—	—	669
Stockholders’ equity	90,232	87,792	95,690	370,927	335,478

(1)	The results for 2002 were impacted by an impairment charge of $21.3 million related to the write-down of continuing operations long-lived assets based on the evaluation of recoverability in accordance with Statement of Financial Accounting Standard No. 144. The results for 2001 were impacted by $11.5 million in restructuring charges and asset impairment charges related to the Company’s phase out of its prepaid product line and the relocation of its headquarters from Charlotte, North Carolina to Atlanta, Georgia. The results for 2000 were impacted by $10.9 million in net proceeds received from the WAI escrow settlement agreement which are included in the results of discontinued operations. The results for 1999 were impacted by a $50.9 million write-off of goodwill and other intangibles related to the WAI acquisition, restructuring charges of $14.6 million and $8.2 million write-off of uncollectible subordinated notes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The past three years have been very challenging for the telecommunications industry generally and the wireless segment in particular. Capital spending by Communication Service Providers (“CSPs”) on network expansions declined as the CSPs focused on improving their return on capital investments through operating efficiencies. Total cost of ownership, including product quality and the ease of implementing technology advancements became significant factors in the CSPs capital spending decisions. Attracting and retaining wireless subscribers became a key focus for CSPs as a result of number portability laws that came into effect during 2003, which have resulted in increased demand for applications with new features that can be marketed to subscribers and for platforms that allow these new applications to be easily implemented.

The Company has responded to this changing environment with significant quality improvements to its legacy products, with product cost reductions that allow it to price its products competitively, and with a continued focus on customer satisfaction. In addition, despite several restructurings to reduce operating costs, the Company has remained focused on the development of Versera ICE, the Company’s next generation messaging platform, and the introduction of several new applications including Multimedia messaging, Missed Call, and MessageMe. The Company anticipates that it will begin generating revenues from its next generation platform and these new applications during 2004.

Although annual revenues for 2003 declined over the annual 2002 level, revenues did return to growth on a quarter over quarter basis during 2003 as compared to a sequential decline in 2002. This quarterly growth was primarily the result of receiving a significant order from one of the Company’s major customers during the third quarter of 2003. The products and services relating to this order were delivered during the third and fourth quarters of 2003. Gross margins during 2003 declined over 2002 levels due to increased pricing competition as well as to a loss recorded on a multi-year contract the Company entered into with another major customer. Operating expenses declined during 2003 as a result of restructuring activities the Company implemented during the year.

During 2004 the Company plans to maintain its focus on introducing the new Versera ICE next generation messaging platform and new applications and on developing new distribution channels for these products. The Company currently expects that revenue for the first quarter of 2004 will decline to the $11 to $12 million range due to slower than expected spending by its customers, and increase in subsequent quarters in 2004, driven by anticipated sales of its Versera ICE product and recently introduced applications. In addition, the Company will continue to explore opportunities to grow through strategic acquisitions and investments.

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104, “Revenue Recognition,” Statement of Position 97-2, “Software Revenue Recognition,” and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

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

The Company recognizes service revenues from installation and repair services based on standard price list in effect when such services are provided to customers. Installation is not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products. Revenues derived from contractual post-contract support services are recognized ratably over the contract support period.

The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company’s revenue recognition policy is significant because its revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although the Company follows specific and detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a quarterly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required, which would be recorded in the period the impairment is identified.

Estimated Warranty Costs. The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ than previous estimates, additional provisions may be required. The following is a summary of activity of the Company’s continuing operations warranty obligation for the year ended December 31, 2003:

Balance at January 1, 2003	$2,193
Provision for warranty obligations	444
Payments of warranty obligations	(1,341)
Changes in warranty obligation including expirations	(39)

Balance at December 31, 2003	$1,257

Included in the payment of warranty obligations during 2003 was $566,000 relating to costs accrued in the prior year for the planned replacement of servers in of the Company’s installed base. This server replacement program was necessary due to the Company’s decision to change its third party server vendor from Sun to Intel, and the related inability to provide ongoing maintenance support for the previously delivered Sun servers.

The Company also offers postcontract extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company generally requires its customers to enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from postcontract support services are recognized ratably over the contracted support period. Deferred revenue at December 31, 2003 related to postcontract support services was approximately $2.6 million.

Inventory. The Company is required to state its inventories at the lower of cost or market. On a quarterly basis the Company assesses the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $844,000, $1.7 million and $4.2 million during 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, inventories of $5.8 million and $6.9 million, respectively, were net of reserves of approximately $3.6 million and $4.7 million, respectively.

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

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Wireless Messaging (Paging) segment. At December 31, 2003, the Company had current liabilities and non-current liabilities of $7.6 million and $3.4 million, respectively, related to the discontinued Wireless Messaging (Paging) segment. Approximately $2.0 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $8.9 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of (i) lease commitments; and (ii) estimated operating costs during the wind down period and other estimated business exit costs related to meeting customer contractual commitments.

Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and various obligations noted above. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. During 2003, 2002 and 2001 the Company recorded a net reduction in the loss on disposal of $16.1 million, $25.8 million and $408,000 respectively primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These changes to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, lower than anticipated costs to fulfill future contractual obligations, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities partially offset by write-downs of the market values of the Vancouver and Singapore facilities. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.

Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

At December 31, 2003, the Company had net deferred tax assets of $146.5 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed the realizability of its net deferred asset and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. During 2002 and 2003, due to its continued operating losses, the Company maintained a full valuation allowance. Until the Company reaches an appropriate level of profitability no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Commitments and Contingencies. During the ordinary course of business, an existing condition, situation, or set of circumstances involving uncertainty as to possible gain (a gain contingency) or loss (a loss contingency) will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, unfavorable contracts, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company records a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending or threatened litigation is identified by the Company, and such legal costs can be reasonably estimated. The Company records a loss contingency for unfavorable contracts at the time the loss is determined to be probable and the amount of loss can be reasonably estimated.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s Consolidated Balance Sheet as of December 31, 2003 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. See Note 3 to the Company’s Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Paging segment. This loss consisted of (i) operating losses of approximately $46.8 million incurred in the Paging segment and (ii) an estimated loss on disposal of the segment of approximately $185.7 million which included charges for the following: (i) the write-off of goodwill and other intangibles, (ii) impairment reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill existing contractual obligations and (ix) a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. At December 31, 2003 the Company reported assets with a net realizable value of approximately $3.4 million related to funds held as security by the courts in connection with certain litigation related to the Vancouver facility that the Company sold during the fourth quarter of 2003. (see Part I, Item 3 - Legal Proceedings).

The Company reported current liabilities and non-current liabilities of $7.6 million and $3.4 million, respectively, at December 31, 2003, related to the discontinued Paging segment. Approximately $2.0 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $8.9 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs; and (ii) estimated operating costs during the wind down period and other estimated business exit costs related to meeting customer contractual commitments.

In the fourth quarter of 2001 and during 2002, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, net reduction in the loss on disposal of discontinued operations of $408,000 and $25.8 million were recorded. The adjustments to the original estimates made at May 23, 2001 were primarily due to better than anticipated revenues during the transition period, favorable negotiation of inventory purchase commitments, the sale of intellectual property, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities, partially offset by write-downs of the market values of the Vancouver and Singapore facilities.

During 2003, the Company recorded income from discontinued operations of $16.1 million as a result of the Company’s ongoing review of the estimated asset values and liabilities and future commitments related to the discontinued operations. Approximately $11.3 million of the income related to earlier than anticipated reductions in work force and facility related costs as well as to inventory liquidations as a result of entering into agreements with various independent third parties to provide support, repair and manufacturing services on the Company’s behalf to meet customer contractual obligations. The Company anticipates that the support fees to be paid to these third parties relating to servicing the remaining contractual obligations will be significantly lower than the costs the Company would have incurred had it retained employees to service the obligations through to expiration. As part of these agreements, most of the employees in the Company’s discontinued operations were transferred to the third parties and the Company’s requirement to pay severance to these employees was eliminated.

The income from discontinued operations during 2003 also included a reduction to the Company’s tax liability relating to the discontinued operations of $2.6 million due to the anticipated utilization of a Canadian tax loss that was generated by the sale of the Vancouver facility during the fourth quarter of 2003. The remaining income from discontinued operations during 2003 related to the collection of accounts receivable previously reserved for, lower than anticipated legal and other costs relating to ongoing litigation, realized foreign exchange gains and better than expected warranty experience, partially offset by writedowns of the market value of the Company’s Vancouver, British Columbia and Singapore facilities. During the fourth quarter of 2003 the Company sold its Vancouver and Singapore facilities for net proceeds of $11.5 million. To clear a lien filed against the Vancouver facility in connection with certain litigation related to the facility (see Part I, Item 3 - Legal Proceedings), $3.4 million of the proceeds from the sale of the Vancouver facility was placed with the court as security until the conclusion of the litigation. This $3.4 million is included in other current assets - discontinued operations, on the Company’s balance sheet as of December 31, 2003.

The Company had remaining liabilities of $10.9 million related to the discontinued operations at December 31, 2003. These liabilities consist of lease commitments, litigation costs related to the Vancouver facility (see Part I, Item 3 - Legal Proceedings), and other estimated costs associated with exiting the paging business and meeting customer contractual obligations. The Company estimates that approximately $5.0 million to $7.5 million of these remaining liabilities associated with the discontinued paging segment will be disbursed during 2004 and the balance in 2005 and beyond.

Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 3 to the Company’s Consolidated Financial Statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Glenayre’s Consolidated Statements of Operations from continuing operations (dollars shown in thousands):

	Year Ended December 31,
	2003	2002	2001
Product sales	70%	74%	84%
Service revenues	30	26	16

Total revenues	100	100	100

Cost of sales (exclusive of depreciation shown separately below)	35	32	29
Cost of services (exclusive of depreciation shown separately below)	18	14	11

Total cost of sales and services (exclusive of depreciation shown separately below)	53	46	40

Gross margin (exclusive of depreciation shown separately below):	47	54	60
Operating expenses:
Selling, general and administrative expense	39	40	41
Provision for doubtful receivables, net of recoveries	(1)	(1)	2
Research and development expense	30	25	20
Restructuring expense	4	1	10
Depreciation	2	14	10
Impairment of long-lived assets	—	31	3
Adjustment to loss on sale of business	—	—	*

Total operating expenses	74	110	86

Operating loss	(27)	(56)	(26)

Interest income, net	2	3	4
Gain (loss) on disposal of assets, net	*	*	*
Realized and unrealized gain (loss) on securities, net	*	*	12
Other gain (loss), net	*	*	(1)

Total other income	2	3	15

Loss from continuing operations before income taxes	(25)	(53)	(11)
Provision (benefit) for income taxes	*	(3)	28

Loss from continuing operations	(25)%	(50)%	(39)%

*	less than 0.5%

Year Ended December 31, 2003 compared to 2002

Revenues. Product sales for 2003 decreased 17.8% to $40.8 million as compared to $49.6 million in 2002. Service revenues for 2003 decreased 2.1% to $ 17.4 million as compared to $17.7 million in 2002. International sales decreased to $ 6.5 million in 2003 as compared to $12.0 million in 2002 and accounted for 11% and 18% of total net sales for 2003 and 2002, respectively.

The decrease in product sales in 2003 was due to increased price competition and to reduced capital spending by the Company’s customers. Although revenues grew sequentially each quarter during 2003, they did not return to the same levels the Company experienced during the first half of 2002.

The Company currently projects that revenue for the first quarter of 2004 will decline to a range of $11 to $12 million due to slower than expected spending by its customers. The Company expects that revenue will increase in subsequent quarters, driven by anticipated sales of its new Versera ICE next generation messaging platform, as well as its recently introduced applications, including Multimedia Messaging, Missed Call Notification, and MessageMe. The timing of these product introductions and their overall market acceptance are critical to achieving the anticipated revenue growth for 2004. This is a forward-looking statement and there can be no assurance that the Company’s sales levels or growth will remain at, reach or exceed historical levels in any future period.

During 2003, three customers individually accounted for approximately 29%, 13%, and 12%, respectively, of the Company’s total revenue from continuing operations. In 2002, four customers individually accounted for 20%, 19%, 14% and 10% respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future. The loss of these significant customers could have a material adverse affect on the Company’s business, financial condition and results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation). Profit margin on products sold, exclusive of depreciation, (product margin), was 50% in 2003 compared to 57% in 2002. Profit margin on services, exclusive of depreciation, (service margin), was 41% in 2003 compared to 46% in 2002. The decline in the product margin was primarily a result of the losses incurred on a multi-year contract the Company entered into with one of its major customers. In 2003, the Company recorded a loss of $1.7 million relating to product and services delivered during the year and $1.6 million for probable and estimable future losses as a result of this unfavorable contract. Service margins decreased in 2003 as a result of additional increased costs in conjunction with an increased focus on improved customer satisfaction. The Company’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and provided, and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 15.5% to $22.8 million in 2003 from $27.0 million in 2002. The decrease in 2003 was primarily attributable to a net decrease in employee related costs and facility costs resulting from the 2002 and 2003 restructuring activities. See Note 2 to the Company’s Consolidated Financial Statements. The Company anticipates that the restructuring activities implemented during 2003 will reduce 2004 selling, general and administrative expenses, but that these savings will be partially offset by increased marketing expenses relating to the launch of the Company’s new products.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of ($291,000) in 2003 compared to a credit of ($910,000) in 2002. The credit in 2003 was primarily due to the collection of older receivables previously reserved and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk partially offset by the impact of the increase in average days outstanding to 61 days at December 31, 2003 as compared to 47 days at December 31, 2002 . See Financial Condition and Liquidity below.

Research and Development Expense. Research and development expenses increased to $17.5 million in 2003 compared to $17.0 million in 2002. The increase is primarily attributable to costs associated with accelerating the development of the Company’s next generation Versera messaging platform. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales increased to 30% in 2003 from 25% in 2002. Glenayre expects spending for research and development in 2004 to decline as a result of completing development on the Versera ICE next generation platform in early 2004. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During 2003, the Company recorded restructuring charges of approximately $303,000 for severance and relocation related to the termination of the Company’s president and chief executive officer. In addition, the Company recorded a restructuring charge of $1.9 million related to the reduction of the Company’s workforce by approximately 76 positions and $276,000 related to lease cancellation and other exit costs. Additionally, during 2003, the Company recorded net reductions to its original estimates associated with the Company’s 2001 and 2002 restructuring activities, described below, of $303,000 related to reduced accrued severance benefits and to changes in the original sublease recovery estimates.

During 2002, the Company recorded restructuring charges of approximately $958,000 related to the reduction of the Company’s workforce by approximately 57 positions and $435,000 related to change in estimates for facility lease obligations. Additionally, during 2002, the Company recorded net reductions to its original estimates associated with the Company’s 2001 restructuring activities, described below, of $720,000. These changes in estimate related to the collection of accounts receivable previously reserved, the reduction in severance benefits due to attrition and the reduction in warranty obligation. These reductions were partially offset by a decrease in the estimated recoveries related to subleasing vacated leased space.

Depreciation Expense. Depreciation expense was $1.1 million in 2003 compared to $9.4 million in 2002. See Impairment of Long-Lived Assets below.

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

Interest Income, Net. Interest income, net was $1.4 million and $2.2 million for the years ended December 31, 2003 and 2002, respectively. Interest earned in 2003 was lower primarily due to lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments was approximately 1.2% as compared to 1.8 % at December 31, 2002.

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

Profit Margins on Product Sales and Services (exclusive of depreciation). Profit margin on products sold, exclusive of depreciation, (product margin), was 57% in 2002 compared to 65% in 2001. Profit margin on services, exclusive of depreciation, (service margin), was 46% in 2002 compared to 30% in 2001. The decline in the product margin was primarily a result of lower volume of product revenues during 2002 combined with increased margin pressures experienced in the second half of 2002 due to increased pricing competition as well as higher provisions for warranty and obsolescence on legacy products. Service margins increased in 2002 as a result of increased revenue and benefits from the Company’s 2001 restructuring activities, including the abandonment of the prepaid product line, which contributed disproportionately to the cost of services in the prior year.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased 33% to $27.0 million in 2002 from $40.1 million in 2001. The decrease in 2002 was primarily attributable to a net decrease in employee related costs and facility costs primarily due to the reduced cost structure resulting from the 2001 and 2002 restructuring activities. See Note 2 to the Company’s Consolidated Financial Statements.

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

Research and Development Expense. Research and development expenses decreased to $17.0 million in 2002 compared to $19.7 million in 2001. The decrease was primarily attributable to the reduced cost structure resulting from the 2001 restructuring activities, including the elimination of the prepaid product line’s research and development group.

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

Depreciation Expense. Depreciation expense was $9.4 million in 2002 compared to $8.9 million in 2001.

Impairment of Long-Lived Assets. The Company recorded a charge in December 2002 for the impairment of property and equipment of $21.3 million. As a result of the Company’s continuing operations performance for the second half of 2002, the general overall uncertain economic environment, and its forecasted operating results for the next several years, the Company took this charge based on its evaluation of the carrying value of its long-lived assets for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144).

During 2001, the Company recorded $2.9 million in impairment charges of long-lived assets including a $1.8 million charge related to assets associated with the phase out of the prepaid product line (see Note 6 to the Company’s Consolidated Financial Statements), $525,000 related to the write-down to fair value less cost to sell of its held for sale building in Quincy, Illinois and $640,000 related to certain capital assets that were deemed to have no future economic benefit.

Interest Income, Net. Interest income, net was $2.2 million and $3.8 million for the years ended December 31, 2002 and 2001, respectively. Interest earned in 2002 was lower primarily due to lower yields on investments instruments. The Company’s current weighted average yield on its cash and investments was approximately 1.8% as compared to 2.2% at December 31, 2001.

Realized and Unrealized Gain (Loss) on Sale of Available- for-Sale Securities, Net. On November 1, 1999 the Company sold 95% of the equity interest in its microwave radio business, Western Multiplex Corporation (“MUX”) and received cash of approximately $37 million. In August 2000, MUX completed its initial public offering. In November 2000, the Company became eligible to sell its shares of MUX and immediately began selling such shares. During 2002 and 2001, the Company sold approximately 137,000 and 1.8 million shares of MUX and realized pre-tax gains of approximately $300,000 and $14.0 million, respectively. The realized gain on the sales of MUX shares during 2002 and 2001 was partially offset by permanent impairment charges of approximately $77,000 and $2.0 million, respectively, related to the Company’s investment in Multi-Link Telecommunications, Inc. (“Multi-Link”). In addition, during the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company’s technology, operating performance and financial condition. See Note 12 to the Company’s Consolidated Financial Statements.

Debt Obligations and Contractual Obligations

The following table summarizes the Company’s debt obligations and contractual obligations, as discussed in the Notes to Consolidated Financial Statements, as of December 31, 2003 (in thousands):

Contractual Obligations

	Payments due by period
	Total	2004	2005 - 2006	2007 - 2008
Operating leases (1)	$2,899	$1,326	$1,543	$30
Purchase obligations (2)	1,433	1,433	—	—
Guarantee of lease obligation (3)	1,577	631	946	—

Total	$5,909	$3,390	$2,489	$30

(1)	The Company leases office facilities and various equipment under non-cancelable operating leases.

(2)	The amount represents cancelable and non-cancelable purchase agreements for inventory for continuing operations.

(3)	The Company is contingently liable for a building lease of a former subsidiary.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements including special purpose entities.

Financial Condition and Liquidity

Overview. At December 31, 2003, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $102.0 million. The restricted cash of $3.1 million consisted of time deposits pledged as collateral to secure letters of credit. At December 31, 2003, Glenayre’s principal source of liquidity was its $65.9 million of cash and cash equivalents and $33.0 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at December 31, 2003 consisted of bank certificates of deposit and agency securities guaranteed by the U.S. Government with original maturities of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and potential acquisitions.

At December 31, 2003, approximately $10.9 million in discontinued operations liabilities remain outstanding of which the Company anticipates disbursements of approximately $5.0 to $7.5 million during 2004 and the balance in 2005 and beyond.

Operating Activities. Due primarily to the operating losses recorded in 2003, cash used in operating activities, including both continuing and discontinued operations, was $14.5 million in 2003. Primarily as a result of a significant reduction in accounts receivable, cash provided by operating activities was $15.9 million in 2002.

Restricted cash increased $2.9 million to $3.1 million at December 31, 2003 from $217,000 at December 31, 2002. This increase was due primarily to a letter of credit the Company posted as security during the third quarter of 2003 in connection with damages awarded against the Company relating to an infringement claim by Phillip Jackson. (see Part I, Item 3 — Legal Proceedings). The Company has filed a notice to appeal the judgment and moved for a stay of judgment.

Accounts receivable related to continuing operations increased $4.2 million to $9.8 million at December 31, 2003 from $5.6 million at December 31, 2002. Average days sales outstanding, calculated based on three months rolling average, increased to approximately 61 days at December 31, 2003 from approximately 47 days at December 31, 2002. The increase in accounts receivable related to continuing operations was primarily related to increased revenue during the fourth quarter of 2003 over the fourth quarter of 2002.

Inventories related to continuing operations decreased $1.1 million to $5.8 million at December 31, 2003 from $6.9 million at December 31, 2002. The decrease in inventories was primarily due to the Company’s efforts to reduce purchases and thus quantities on-hand as well as higher provisions for obsolescence on legacy products. As of December 31, 2003, the Company had outstanding purchase commitments for inventory of approximately $1.4 million.

Accounts payable decreased $100,000 to $3.1 million at December 31, 2003 from $3.2 million at December 31, 2002 primarily as a result of decreased inventory purchases.

Total current and non-current accrued liabilities related to continuing operations decreased $2.5 million to $24.7 million at December 31, 2003 from $27.2 million at December 31, 2002. The decrease in accrued liabilities primarily related to a $2.6 million reduction in accrued taxes due to the anticipated utilization of a Canadian tax loss generated by the sale of the Company’s Vancouver facility during 2003. In addition, accrued payroll costs decreased by $942,000 and warranty expense decreased by $936,000, offset partially by increased accrued legal expense of $708,000 related to ongoing litigation and increased accrued royalty expense of $421,000 due to differences in the timing of when royalty payments are made. The decrease in accrued payroll costs related to fewer unpaid days at December 31, 2003 due to the timing of when the biweekly payroll period ended and to reduced employees as a result of the Company’s restructuring activities during 2003. The decrease in accrued warranty expense related primarily to the payment of warranty obligations during the year relating to costs accrued in the prior year for the planned replacement of servers in the Company’s installed base. This server replacement program was necessary due to the Company’s decision to change its third party server vendor from Sun to Intel, and the related inability to provide ongoing maintenance support for the previously delivered Sun servers.

In addition, during 2003 the Company’s liability relating to restructuring costs decreased by $2.8 million due to payment of restructuring obligations, offset by an increase of $2.2 million as a result of additional restructuring actions implemented during the year. As of December 31, 2003, the Company’s remaining restructuring obligations were approximately $1.2 million related to employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for this restructuring charge will be made within the next six months with the exception of lease termination costs, which could require cash payments through 2005 to the extent sub-leases are not obtained.

Deferred revenue increased by $2.7 million to $4.4 million at December 31, 2003 from $1.7 million at December 31, 2002 due primarily to a multi-element contract the Company entered into with one of its major customers during 2003. As part of this contract, significant timing differences occur between when payment is received and when revenue is recognized on the delivery of the various elements.

Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, British Columbia facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease-back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Paging segment in the second quarter of 2001, it no longer has significant operational requirements for its Vancouver facilities. In 2003 and 2002, the Company spent approximately $811,000 and $1.1 million, respectively, on the new Vancouver office tower development. The Company sold this facility during the fourth quarter of 2003 for cash proceeds of $9.8 million. As part of the sale transaction, to clear a lien against the facility in connection with certain litigation related to the development of the facility, proceeds of $3.4 million were placed with the court as security until the conclusion of this litigation (see Part I, Item 3 - Legal Proceedings). The $3.4 million is included in other current assets – discontinued operations on the Company’s balance sheet at December 31, 2003.

In January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million. In October 2003, the Company sold its Singapore facility for cash proceeds of approximately $1.7 million. The Company owns its headquarters facility in Atlanta, Georgia and has no current plans to market it for sale.

The Company spent $3.6 million, $2.5 million and $21.2 million in 2003, 2002 and 2001, respectively, on equipment needed in its operations. The $3.6 million invested in 2003, and the $2.5 million invested in 2002 related entirely to the Company’s continuing operations. Of the $21.2 million invested in 2001, approximately $12.8 million related to the Company’s continuing operations. The Company anticipates that 2004 property, plant and equipment purchases related to its continuing operations will total approximately $1.6 million.

During 2002 and 2001, the Company sold approximately 137,000 and 1.8 million shares of Western Multiplex Corporation for cash proceeds of approximately $400,000 and $15.3 million, respectively.

In 2001, the Company deemed the decline in market value of its holdings in Multi-Link Telecommunications, Inc. to be other than temporary and recorded a permanent impairment charge of $2.0 million. During the first quarter of 2002, the Company recorded an additional permanent impairment charge of approximately $77,000.

In addition, during 2001 the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition.

Financing Activities. During 2003, 2002 and 2001, the Company received proceeds from the sale of Company common stock of $841,000, $483,000 and $1.3 million, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2003 and 2001, the Company repurchased 36,000 and 105,900 shares at a total cost of approximately $34,000 and $85,000 respectively. The Company made no purchases during 2002. The company has made no purchases during 2004, as of the date of this filing, however, it could commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. During 2003 and 2002, the Company received income tax refunds of approximately $2.7 million and $3.4 million, respectively.

As described in Note 9 to the Company’s Consolidated Financial Statements, at December 31, 2003, the Company has U.S. foreign net operating loss carryforward (“NOLs”) aggregating approximately $254 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006.

Summary. The Company believes its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including capital expenditures) and its discontinued operations, (ii) to repurchase common stock as discussed above and (iii) to make potential acquisitions. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

Outlook

As the telecommunications industry begins to return to growth, timing of Communication Service Provider (“CSP”) purchasing activity in communications software and messaging products may be somewhat variable. The Company anticipates that a more consistent spending pattern will emerge in the second half of 2004. Key growth drivers for 2004 and 2005 include:

•	Replacement of aging legacy systems with next generation platforms;

•	Continued wireless subscriber growth worldwide;

•	Increased penetration and acceptance of enhanced services;

•	New market build-outs as CSPs consolidate or increase coverage;

•	Deployment of new services across existing network base; and

•	The necessity for CSPs to deploy new revenue generating services that reduce customer churn.

The Company expects that CSPs will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre continues to invest aggressively in applications and services to help wireless, wireline and cable and broadband operators enhance their competitive positions.

The Company also expects that reducing the total cost of ownership of communications systems will remain a primary concern for CSPs. By providing open, standards-based platforms, Glenayre believes it is well positioned to help CSPs offer competitive services with a low total cost of ownership. Nevertheless, it is possible that macroeconomic conditions may negatively impact this outlook if the industry’s economic recovery does not continue.

The Company also intends to continue examining opportunities for growth through both complementary and diversified acquisitions and strategic investments. In January 2004, the Company hired a Chief Acquisition Officer to accelerate its search for potential acquisition and investment candidates. The impact and timing of acquisition and investment decisions on future financial results cannot be predicted.

Eric L. Doggett, the previous President and Chief Executive Officer, left the Company on October 31, 2003. Clarke H. Bailey, Chairman of the Board of the Company and a former Chief Executive Officer of the Company, assumed the duties of Chief Executive Officer upon the departure of Mr. Doggett. William W. Edwards, the previous Senior Vice President of Sales left the Company on February 20, 2004. Following Mr. Edwards’ departure, Rolf Madson, the Senior Vice President of Business Development and Marketing has assumed responsibility for the sales function until a successor is named.

This Outlook section contains forward-looking statements that are subject to the risks described under Risk Factors That May Affect Future Results immediately below.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties including the following.

Competition

The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these remaining firms continues to be quite fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability and services and support.

Some of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies. In addition, competitive pricing pressures exist which may have an adverse effect on the Company’s profit margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During 2003, Nextel, Nortel (an OEM partner, as described below) and US Cellular individually accounted for approximately 29%, 13% and 12%, respectively, of the Company’s total revenue from continuing operations. During 2002, Nortel (an OEM partner, as described below), Nextel, Verizon and US Cellular individually accounted for approximately 20%, 19%, 14% and 10%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T- Mobile whose purchases of Glenayre’s products from Nortel represented approximately 13% and 15% of the Company’s total revenues in 2003 and 2002, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

Restructuring Activities

The Company continues to assess its business to align resources and achieve its desired cost structure. Past restructuring efforts have been based on certain assumptions regarding the cost structure of the Company’s business, which may not be correct. These restructuring efforts may not be sufficient for the Company to achieve profitability and meet the changes in industry and market conditions. The Company will continue to make judgments as to whether further reductions in its workforce may be required. These workforce reductions may impair the Company’s ability to achieve its current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by the Company to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to profitability.

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

Effective Convergence of Technologies

Glenayre is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its systems and related applications and solutions. The markets for these technologies are still developing and market acceptance of some of these services is uncertain. If the commercial market for these services is lower than Glenayre anticipates, or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre’s business is primarily focused on offering communications solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience consolidation in the next 12 to 18 months. Carrier consolidation could result in redeployment of existing capital equipment that could reduce new capital spending and in delays in capital spending decisions. Glenayre has been focused on building next-generation messaging platforms such as its Versera™ ICE platforms and communications solutions that leverage speech-driven, multimedia messaging and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Versera solutions, it could have a material adverse effect on Glenayre’s business.

Proprietary Technology

The Company owns or licenses numerous patents used in its operations. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including The Republic of Korea, The People’s Republic of China, Saudi Arabia, Thailand, India and Brazil, do not protect Glenayre’s proprietary rights in its intellectual property to the same extent as do the laws of the United States.

Potential Intellectual Property Infringement Claims from Third Parties

Substantial litigation regarding intellectual property rights continues in the technology industry.

If the Company were to discover that its products violated a third party’s proprietary rights and was unable to obtain licenses on terms acceptable to the Company, the Company might not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays, and might not be successful.

Furthermore, any intellectual property infringement claims asserted by a third party against the Company could be time-consuming and costly to defend, divert management’s attention and resources, cause product and service delays, or require the Company to pay damages to or enter into licensing agreements with third party claimants. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using such technology, as licensing arrangements may not be available on commercially reasonable terms. If the Company were unable to license the infringed or similar technology on commercially reasonable terms, this could have a material adverse effect on its business, financial condition and results of operations.

Although the Company believes its technology does not infringe any third party rights, the Company is currently subject to certain infringement claims. The Company expects that its products may continue to be subject to third-party infringement claims. See Note 13 to the Consolidated Financial Statements and Part I, Item 3 – Legal Proceedings.

Potential Changes in Government Regulation

Many of Glenayre’s products connect to public telecommunications networks. While many of Glenayre’s current products are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. As a result, Glenayre must obtain regulatory approvals in connection with the manufacture and sale of certain of its products, and the Company’s service provider customers may need regulatory approvals to operate the systems that utilize certain of the Company’s products. When introducing a product to a market, there is no assurance that the Company’s customers will obtain necessary regulatory approvals. In addition, the enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for the Company’s products.

International Business Risks

Approximately 11% of 2003 total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for 2003 were negotiated in U.S. dollars, Glenayre may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

Continued Terrorist Attacks, War or Other Civil Disturbances

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks caused instability in the global financial markets and contributed to the volatility of the stock prices of many U.S. publicly traded companies over the past two years. In the future, there may be armed hostilities, further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may contribute to economic instability in the U.S. and in the foreign markets served by the Company. Additionally, such disturbances could have a material adverse effect on the Company’s business, results of operations or financial condition.

Potential Acquisitions and Strategic Investments

The Company intends to continue to make significant investments in its business, and to examine opportunities for growth through both complementary and diversified acquisitions and strategic investments. These activities may involve significant expenditures and obligations that cannot readily be curtailed or reduced if anticipated demand for the associated products does not materialize or is delayed. The impact of these decisions on future financial results cannot be predicted with certainty, and the Company’s commitment to growth may increase its vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.

The Company has made, and in the future, may continue to make, strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose its entire investment. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms. In addition, even if the Company makes investments, it may not gain strategic benefits from those investments.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At December 31, 2003, approximately U.S. $2.8 million or 4.3% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $280,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $280,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of December 31, 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedule is set forth below and at Item 15(a) of this Annual Report on Form 10-K.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Page
(i)Financial Statements:
Report of Ernst & Young LLP Independent Auditors	30
Consolidated Balance Sheets at December 31, 2003 and 2002	31
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	32
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	33
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	34
Notes to Consolidated Financial Statements	35

(ii) Supplemental Schedule:
(For the years ended December 31, 2003, 2002 and 2001)
Schedule II — Valuation and Qualifying Accounts	61

All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT AUDITORS

Stockholders
Glenayre Technologies, Inc.

We have audited the Consolidated Balance Sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for restructuring activities to conform with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
March 1, 2004

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$65,853	$64,116
Short-term investments	33,007	43,884
Restricted cash	3,148	217
Accounts receivable, net	9,769	5,584
Inventories, net	5,828	6,943
Assets held for sale, discontinued operations, net	—	11,709
Other current asset, discontinued operations	3,374	—
Prepaid expenses and other current assets	3,180	6,698

Total Current Assets	124,159	139,151
Property, plant and equipment, net	8,365	5,858
Other assets	831	795

TOTAL ASSETS	$133,355	$145,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,142	$3,226
Deferred revenue	4,369	1,699
Accrued liabilities	20,695	20,798
Accrued liabilities, discontinued operations	7,567	10,574

Total Current Liabilities	35,773	36,297
Other liabilities	4,000	6,416
Accrued liabilities, discontinued operations - noncurrent	3,350	15,299
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2003 - 66,384,928 shares; 2002 - 65,448,353 shares	1,327	1,308
Contributed capital	362,273	361,485
Accumulated deficit	(273,368)	(275,001)

Total Stockholders’ Equity	90,232	87,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,355	$145,804

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
REVENUES:
Product sales	$40,795	$49,625	$81,440
Service revenues	17,364	17,743	16,061

Total Revenues	58,159	67,368	97,501

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	20,492	21,511	28,177
Cost of services	10,269	9,503	11,210

Total Cost of Revenues	30,761	31,014	39,387

GROSS MARGIN (exclusive of depreciation shown separately below):	27,398	36,354	58,114
OPERATING EXPENSES:
Selling, general and administrative expense	22,806	26,980	40,101
Provision for doubtful receivables, net of recoveries	(291)	(910)	1,786
Research and development expense	17,530	16,985	19,658
Restructuring expense	2,201	673	9,794
Depreciation expense	1,104	9,380	8,942
Impairment of long-lived assets	—	21,298	2,925
Adjustment to loss on sale of business	—	—	(94)

Total Operating Expenses	43,350	74,406	83,112

OPERATING LOSS	(15,952)	(38,052)	(24,998)

OTHER INCOME (EXPENSES):
Interest income, net	1,428	2,247	3,768
Gain (loss) on disposal of assets, net	26	(79)	(73)
Realized and unrealized gain (loss) on securities, net	(25)	(250)	11,894
Other gain (loss), net	52	30	(901)

Total Other Income	1,481	1,948	14,688

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(14,471)	(36,104)	(10,310)
Provision (benefit) for income taxes	27	(2,603)	27,698

LOSS FROM CONTINUING OPERATIONS	(14,498)	(33,501)	(38,008)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	16,131	25,751	(232,478)

NET INCOME (LOSS)	$1,633	$(7,750)	$(270,486)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.22)	$(0.51)	$(0.59)
Income (loss) from discontinued operations	0.25	0.39	(3.58)

Net income (loss) per weighted average common share	$0.02	$(0.12)	$(4.17)

INCOME (LOSS) PER COMMON SHARE -— ASSUMING DILUTION:
Loss from continuing operations	$(0.22)	$(0.51)	$(0.59)
Income (loss) from discontinued operations	0.25	0.39	(3.58)

Net income (loss) per weighted average common share	$0.02	$(0.12)	$(4.17)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)

					Accumulative
					Other	Total
	Common Stock		Contributed	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balances, December 31, 2000	64,446	$1,288	$359,181	$3,235	$7,223	$370,927
Net loss				(270,486)		(270,486)
Other Comprehensive Loss:
Adjustment to unrealized gain on securities available-for-sale, net of tax of $3,378					(6,592)	(6,592)

Comprehensive Loss						(277,078)
Shares issued for ESP Plan and option exercises	632	13	1,250			1,263
Repurchase of common stock	(106)	(2)	(83)			(85)
Stock Compensation Expense			663			663

Balances, December 31, 2001	64,972	1,299	361,011	(267,251)	631	95,690
Net loss				(7,750)		(7,750)
Other Comprehensive Loss:
Adjustment to unrealized gain on securities available-for-sale, net of tax of $0					(631)	(631)

Comprehensive Income						(8,381)
Shares issued for ESP Plan and option exercises	476	9	474			483

Balances, December 31, 2002	65,448	1,308	361,485	(275,001)	—	87,792
Net income				1,633		1,633
Shares issued for ESP Plan and option exercises	973	20	821			841
Repurchase of common stock	(36)	(1)	(33)			(34)

Balances, December 31, 2003	66,385	$1,327	$362,273	$(273,368)	$—	$90,232

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,633	$(7,750)	$(270,486)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104	9,380	11,579
Gain on adjustment to discontinued operations accrual	(13,681)	(13,551)	(4,975)
Gain on sale of discontinued operations assets	(698)	—	—
Income tax benefit – discontinued operations	(2,566)	—	—
Net realizable value adjustment on disposal of property, plant and equipment	1,842	389	42,263
Loss on assets impairment	—	21,298	2,925
Changes in deferred income taxes	—	—	57,435
Write-off of goodwill and other intangibles	—	—	45,311
Gain on sale of available-for-sale securities	—	(299)	(13,961)
Permanent impairment of available-for-sale securities	25	551	2,067
Stock compensation expense	—	—	663
Adjustment to loss on sale of network management business	—	—	(94)
Other	(3)	—	—
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(2,931)	5,010	11,666
Accounts receivable	(4,185)	11,569	76,090
Notes receivable	—	20	10,981
Inventories	1,115	1,477	31,654
Assets held for sale discontinued operations	(772)	(1,093)	—
Prepaids and other current assets	3,518	(2,851)	4,187
Other assets	(61)	375	1,077
Accounts payable	(84)	(3,503)	(18,421)
Deferred revenue	2,670	632	(1,060)
Accrued liabilities	(716)	(4,517)	31,844
Other liabilities	(736)	(1,253)	1,025

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(14,526)	15,884	21,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property, plant and equipment, discontinued operations	8,164	—	—
Proceeds from property, plant and equipment, continuing operations	44	4,567	237
Purchases of property, plant and equipment	(3,629)	(2,489)	(21,163)
Maturities of (investment in) short-term securities	10,877	(43,884)	—
Proceeds from sale of available-for-sale securities	—	406	15,261

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	15,456	(41,400)	(5,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	841	483	1,263
Purchase of treasury stock	(34)	—	(85)

NET CASH PROVIDED BY FINANCING ACTIVITIES	807	483	1,178

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,737	(25,033)	17,283
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	64,116	89,149	71,866

CASH AND CASH EQUIVALENTS AT END OF YEAR	$65,853	$64,116	$89,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest	$23	$48	$131
Cash paid during the period for Income taxes	175	250	1,665

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)

1. Summary of Significant Accounting Policies

Description of Business

Glenayre Technologies, Inc. and subsidiaries (“Glenayre” or the “Company”) is an established provider of network-based messaging and communications systems and software. Applications enabled by the Company’s products include voice messaging, multimedia messaging and other enhanced telephony services. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s customers are communications service providers (CSPs), including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products make it possible for CSPs to provide a variety of messaging services including voice mail, one-number services, voice-activated dialing and picture messaging to their customers. Glenayre’s executive offices are located in the Atlanta metropolitan area.

The Company’s operations also include its Wireless Messaging (Paging) business, which the Company began exiting in May 2001. Consequently, the operating results of the Wireless Messaging (Paging) segment are reported as discontinued operations in the accompanying financial statements. See Note 3.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of Glenayre Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Restricted cash at December 31, 2003 consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

Short-Term Investments

Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months when purchased.

Accounts Receivable, Net

Accounts receivable from continuing operations are presented net of an allowance for doubtful accounts of $363,000 and $805,000 at December 31, 2003 and 2002, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

quarterly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which such allowances, if any, would be recorded in the period the impairment is identified.

Inventories

Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $844,000, $1.7 million and $4.2 million during 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, inventories of $5.8 million and $6.9 million, respectively, were net of reserves of approximately $3.6 million and $4.7 million, respectively. The decline in inventory reserves during 2003 was due to the disposition of obsolete and excess inventory. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Property, Plant and Equipment

Property, plant and equipment, including internally developed software, are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20 years; furniture, fixtures and equipment, 3-7 years; internally developed software, 5-10 years). See Note 6.

Impairment of Long-Lived Assets

The Company records the impairment or disposal of long-lived assets according to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and internal use software when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Available-for-Sale Securities

The Company had marketable securities that were classified as available-for-sale and recorded at current market value in other assets. Net unrealized gains and losses on marketable securities available-for-sale are recorded to stockholders’ equity as a component of Other Comprehensive Income, net of tax. Any realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included as a separate component of Other Income (Expense) in the Company’s Consolidated Statements of Operations. See Note 12.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations, which are not significant, are included in the Consolidated Statements of Operations or as a cumulative exchange adjustment in the Consolidated Statements of Stockholders’ Equity.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables, and Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

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

Significant Customers

During 2003, Nextel, Nortel (an OEM partner, as described below), and US Cellular individually accounted for approximately 29%, 13% and 12%, respectively, of the Company’s total revenue from continuing operations. During 2002, Nortel Networks (an OEM partner, as described below), Nextel Communications, Verizon Wireless and US Cellular individually accounted for approximately 20%, 19%, 14% and 10%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 13% and 15% of the Company’s total revenues in 2003 and 2002, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

Product Related Software Costs

Product related computer software development costs are expensed as incurred in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed. Such costs are required to be expensed until the point of technological feasibility is established. Costs which may otherwise be capitalized after such point are generally not significant and are therefore expensed as incurred.

Internal Use Software Development Costs

The Company capitalizes the cost associated with the internal development of major business process application software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses preliminary project assessment, research and development, re-engineering and application maintenance costs. No costs were capitalized for 2003 and 2002.

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ than previous estimates, additional provisions may be required. The following is a summary of activity of the Company’s continuing operations warranty obligation for the years ended December 31:

	2003	2002
Balance at beginning of year	$2,193	$2,383
Provision for warranty obligations	444	522
Payments of warranty obligations	(1,341)	(712)
Changes in warranty obligations including expirations	(39)	—

Balance at end of year	$1,257	$2,193

The Company also offers postcontract extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company generally requires its customers to enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from postcontract support services are recognized ratably over the contracted support period. Deferred revenue at December 31, 2003 and 2002 related to postcontract support services was approximately $2.6 million and $1.7 million, respectively.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

	2003	2002	2001
Loss from continuing operations - as reported	$(14,498)	$(33,501)	$(38,008)
Pro forma stock option expense (1)	(478)	(1,255)	(1,614)

Loss from continuing operations – pro forma	$(14,976)	$(34,756)	$(39,622)

Loss from continuing operations per common share – as reported	$(0.22)	$(0.51)	$(0.59)
Pro forma stock option expense	(0.01)	(0.02)	(0.02)

Loss from continuing operations per common share – pro forma	$(0.23)	$(0.53)	$(0.61)

Loss from continuing operations, assuming dilution – as reported	$(0.22)	$(0.51)	$(0.59)
Pro forma stock option expense	(0.01)	(0.02)	(0.02)

Loss from continuing operations, assuming dilution – pro forma	$(0.23)	$(0.53)	$(0.61)

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

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Commitments and Contingencies.

During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain contingency, or loss, a loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Income (Loss) Per Common Share

The Company computes loss per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

to stock options. There were no shares of potential common stock included in the calculation of diluted loss per share for 2003, 2002 and 2001 as their effect would be antidilutive for those periods. See Note 11.

Impact of Recently Issued Accounting Standards

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (FAS 146). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of FAS 146 effective January 1, 2003.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (FAS 148). FAS 148 does not require companies to account for their employee stock-based awards using the fair value approach as described in SFAS No. 123, Accounting for Stock-Based Compensation (FAS 123). However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in FAS 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company currently utilizes the intrinsic value method of accounting for its stock-based employee compensation described in APB Opinion No. 25. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

The Company believes that it has provided the disclosures required under FAS 148 in these financial statements and has no current plans to change its accounting for stock-based compensation to the fair value method.

At the November 21, 2002 meeting, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF Issue No. 00-21, which addresses revenue recognition for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. In certain instances, the model impacts the application of SEC Staff Accounting Bulletin No. 101, Income Recognition. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company’s adoption of EITF 00-21 did not have a significant impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The recognition requirements have not materially impacted the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires variable interest entities (commonly referred to as Special Purpose Entities or SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 was effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the first quarter of 2004. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previously recognized interest in the variable interest entity is recognized as a cumulative effect of an accounting change. The Company currently has no variable interest entities and therefore the Company believes the adoption of FIN 46 will not have a material impact on its financial position.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (FAS 150). This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 is only the first phase of the FASB’s Liabilities and Equity Project. It represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. On October 29 and November 5, 2003 the FASB deferred the application of certain requirements of FAS 150. The Company does not believe the adoption of FAS 150 will have a material impact on its financial position.

In December 2003 the FASB issued FASB Statement No. 132 (revised 2003), Employers’ Disclosure about Pensions and Other Postretirement Benefits, to improve the financial statement disclosures for defined benefit plans. The Company adopted this statement for its year ended December 31, 2003 and has included the additional disclosures in Note 10.

In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (FSP) No. FAS 106-1. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The FSP is effective for the Company beginning with the year ended December 31, 2003. The Company has elected to defer recognition of the effects of the Act on its post retirement benefit plan until authoritative guidance on the accounting for the federal subsidy is issued in accordance with alternatives prescribed by FSP No. FAS 106-1. Authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

2. Business Restructuring of Continuing Operations

Effective January 1, 2003, the Company changed its method of accounting for restructuring activities to conform with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s first quarter of 2003 restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs that will be incurred by the Company through October 2006.

During the third quarter of 2003, the Company recorded a restructuring charge of $222,000 for severance and relocation related to the October 31, 2003 termination of the Company’s president and chief executive officer. In addition, the Company recorded a restructuring charge of $197,000 related to a reduction of the Company’s workforce by approximately 12 positions impacting several functional areas within the Company. The Company also recorded a charge of $93,000 for other exit costs incurred in the third quarter of 2003. Additionally, the Company recorded net

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

favorable adjustments to its original estimates associated with the Company’s 2003 and 2001 restructuring activities of $180,000 related to severance and facility leases.

During the fourth quarter of 2003, the Company recorded a restructuring charge of $81,000 for remaining severance related to the October 31, 2003 termination of the Company’s president and chief executive officer. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 and 2001 restructuring activities of $70,000 related to severance and facility leases.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

The following is a summary of activity in the 2003, 2002 and 2001 restructuring reserves:

	Severance and	Lease Cancellation and
	Benefits	Other Exit Costs	Total
Balance at January 1, 2001	$32	$—	$32
Expense Accrued and Adjustments	5,447	6,099	11,546
Expenditures	(2,979)	(2,282)	(5,261)

Balance at December 31, 2001	$2,500	$3,817	$6,317
Expense Accrued and Adjustments	958	(285)	673
Expenditures	(3,193)	(2,049)	(5,242)

Balance at December 31, 2002	$265	$1,483	$1,748
Expense Accrued and Adjustments	2,037	164	2,201
Expenditures	(2,062)	(694)	(2,756)

Balance at December 31, 2003	$240	$953	$1,193

3. Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment based in Atlanta, Georgia. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s Consolidated Balance Sheet as of December 31, 2003. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period.

Results for discontinued operations consist of the following:

	2003	2002 (1)		2001
Net sales	$—	$7,962	(1)	$43,723
Income (loss) from discontinued operations:
Gain (loss) from operations before income taxes	1,143	3,447	(1)	(46,232)
Provision for income taxes	—	—	(1)	(583)

Gain (loss) from operations	1,143	3,447	(1)	(46,815)
Gain (loss) on disposal of segment before income taxes	12,422	17,732		(156,392)
Provision (benefit) for income taxes	(2,566)	(4,572)		29,271

Gain (loss) on disposal of discontinued operations	14,988	22,304		(185,663)

Income (loss) from discontinued operations	$16,131	$25,751		$(232,478)

(1)	Includes the results of discontinued operations from the beginning of the period to May 23, 2002, the end of the transition period.

The net income (loss) from discontinued operations consisted of (a) operating losses incurred in the Paging segment adjusted for cash received from Paging trade receivables previously reserved and (b) an estimated loss on disposal of the segment which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets, operating results and various obligations noted

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

above. These estimates are subject to adjustment resulting from, but not limited to, subsequent changes in real estate market conditions or changes in estimates related to on-going contractual obligations and commitments.

In the fourth quarter of 2001, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $408,000 was recorded. The adjustments to the original estimates made at May 23, 2001 were additional write-downs of the Vancouver, British Columbia and Singapore facilities offset by better than anticipated revenues during the transition period, favorable negotiation of inventory purchase commitments and the sale of intellectual property.

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

During 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, the Company recorded income from discontinued operations of $1.3 million, $2.2 million and $13.7 million for the first, third and fourth quarters respectively and a loss from discontinued operations of $1.1 million for the second quarter. Approximately $11.3 million of the income related to earlier than anticipated reductions in work force and facility related costs as well as inventory liquidations as a result of entering into agreements with various independent third parties to provide subcontract support, repair and manufacturing services on the Company’s behalf to meet customer contractual obligations. The Company anticipates that subcontracting fees related to servicing the remaining contractual obligations will be significantly lower than the costs the Company would have incurred had it retained employees to service the obligations through expiration. As part of these agreements, most of the employees in the Company’s discontinued operations were transferred, or are in the process of being transferred, to the subcontract companies and the Company’s requirement to pay severance to these employees has been reduced significantly or eliminated. The income from discontinued operations during 2003 also included a reduction to the Company’s tax liability relating to discontinued operations of $2.6 million due to the anticipated utilization of a Canadian tax loss that was generated by the sale of the Vancouver facility during the fourth quarter of 2003. The remaining income from discontinued operations during 2003 related to the collection of accounts receivable previously reserved for, lower than anticipated legal and other costs relating to ongoing litigation (see Part I, Item 3 – Legal Proceedings), better than expected warranty experience, and realized foreign exchange gains partially offset by additional writedowns of the market value of the Company’s Vancouver and Singapore facilities to amounts reflecting the related net proceeds of $11.5 million.

During 2003 the Company sold its facilities located in Vancouver, British Columbia and Singapore for net proceeds of $11.5 million. To clear a lien filed against the Vancouver facility in connection with certain litigation related to the facility (see Part I, Item 3 — Legal Proceedings), proceeds of $3.4 million from the sale of the Vancouver facility have been placed with the court as security until the conclusion of the litigation. This 3.4 million is included in other current assets – discontinued operations, on the Company’s balance sheet as of December 31, 2003.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

4. Short Term Investments

The following is a summary of held-to-maturity securities:

	Amortized Cost (Net	Gross Unrealized	Gross Unrealized	Estimated
	Carrying Amount)	Gains	Losses	Fair Value
December 31, 2003
Obligation of U.S. government agencies	$4,298	$—	$—	$4,298
Other debt securities	28,709	—	—	28,709

	$33,007	$—	$—	$33,007

December 31, 2002
Obligation of U.S. government agencies	$9,463	$—	$—	$9,463
Other debt securities	34,421	—	—	34,421

	$43,884	$—	$—	$43,884

All short term investments mature in one year or less.

5. Inventories

Inventories related to the Company’s continuing operations at December 31, 2003 and 2002 consisted of:

	2003	2002
Raw materials	$3,552	$3,359
Work in process	772	1,544
Finished goods	1,504	2,040

	$5,828	$6,943

The components and assemblies used in the Company’s products include: (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, (ii) mechanical materials such as cabinets in which the systems are housed, and (iii) peripherals, including disk drives. The components and parts used in the Company’s products are generally available from multiple sources. Some components, especially those utilizing the latest technology, are currently only available from a single source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. If necessary the Company believes that it could either obtain single source components from another source or redesign the subject product, but temporary delays or increased costs in obtaining these materials could result. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements.

6. Property, Plant and Equipment and Impairment of Long-Lived Assets

Property, plant and equipment related to the Company’s continuing operations at December 31, 2003 and 2002 consisted of:

	2003	2002
Land	$676	$676
Buildings and improvements	5,014	4,931
Equipment	3,661	251

	9351	5,858
Less: Accumulated depreciation	(1,005)	—

	$8,365	$5,858

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

As a result of the Company’s continuing operations performance for the second half of 2002, the general overall uncertain economic environment, and its forecasted operating results for the foreseeable future, the Company evaluated the carrying value of the long lived assets for impairment in accordance with the provisions of FAS 144. In December 2002, given the projected operating performance over the remaining useful lives of the long-lived assets, the Company determined that the carrying value of certain of these assets associated with its continuing operations was not recoverable. As a result of these determinations, the Company recorded a charge for the impairment of property and equipment of $21.3 million.

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

During 2001, the Company recorded $2.9 million in impairment charges of long-lived assets. During the second quarter of 2001, the Company recorded a $1.7 million charge related to assets associated with the phase out of the prepaid product line. See Note 6. During the fourth quarter of 2001, the Company recorded an impairment charge of $525,000 related to the write-down to fair value less cost to sell related to its held for sale building in Quincy, Illinois. The facility was sold in January 2002 for net proceeds of approximately $4.4 million. The Company entered into a five year lease with the purchaser for a portion of the facility.

In the fourth quarter of 2001, the Company also recorded an impairment charge of $640,000 related to certain capital assets that were deemed to have no future economic benefit.

The Company had facilities associated with its discontinued paging operations located in Vancouver, British Columbia and Singapore, which were sold in 2003. These facilities were actively marketed for sale and were classified as Assets held for sale, discontinued operations. See Note 3.

7. Accrued Liabilities

Accrued liabilities at December 31, 2003 and 2002 consisted of:

	2003	2002
Accrued warranty costs	$1,257	$2,193
Accrued royalty fees	1,262	841
Accrued legal fees	1,238	530
Accrued payroll costs	3,244	4,186
Accrued restructuring costs	979	870
Accrued income taxes	6,590	7,258
Other accruals	6,125	4,920

	$20,695	$20,798

8. Other Liabilities

Other liabilities at December 31, 2003 and 2002 consisted of:

	2003	2002
Post Retirement Benefit Accrual	$2,336	$2,149
Accrued income tax	—	1,800
Accrued restructuring costs	214	878
Other	1,450	1,589

	$4,000	$6,416

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

9. Income Taxes

The Company’s income tax provision for continuing operations consists of the following:

	2003	2002	2001
Current provision:
United States Federal	$—	$—	$—
Benefit of Alternative Minimum Tax NOL Carryback	—	(2,480)	—
Foreign	27	(144)	(48)
State and local	—	—	—

Total current	27	(2,624)	(48)

Deferred:
Primarily United States federal and state	(5,051)	(12,639)	(5,435)
Adjustment to valuation allowance	5,051	12,660	33,181

Total deferred	—	21	27,746

Total provision (benefit)	$27	$(2,603)	$27,698

The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2003	2002	2001
United States	$(15,483)	$(36,196)	$(15,792)
Foreign	1,012	92	5,482

	$(14,471)	$(36,104)	$(10,310)

The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2003	2002	2001
Income tax provision at Federal U.S. statutory rate	$(5,065)	$(12,637)	$(3,609)
Increase in valuation allowance	5,051	12,660	33,181
Alternative Minimum Tax Carryback	—	(2,480)	—
Foreign taxes at rates other than U.S. statutory rate	—	(190)	(1,967)
State taxes and foreign taxes net of federal benefit and related valuation allowance	—	—	—
Other non-deductibles	41	44	93

Income tax provision (benefit)	$27	$(2,603)	$27,698

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

	2003	2002
Assets:
U.S. net operating loss carryforwards	$76,930	$70,836
State net operating loss carryforwards	13,378	12,338
Foreign net operating loss carryforwards	12,403	1,495
Other	44,308	53,709

	147,019	138,378
Less: Valuation allowance	(146,510)	(137,134)

	509	1,244
Liabilities	(509)	(1,244)

Deferred tax asset, net	$—	$—

At December 31, 2003 and 2002, the Company had net deferred tax assets of $146.5 million and $137.1 million, respectively, that were fully reserved by valuation allowances. Components of the net deferred tax assets include other deferred tax assets for 2003 and 2002 that primarily reflect reserves not yet deducted for tax purposes of $31 million and $40 million, respectively, and U.S. and foreign research and experimentation credit carry-forwards of $10.7 million.

During 2003, the valuation allowance decreased $8.6 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $18.0 million due primarily to an increase in net operating loss carryforwards. During 2002, the valuation allowance increased $7.5 million due to the changes in net temporary differences and net operating loss carryforwards, offset by a decrease in valuation allowance of $2.4 million due to the realization of the alternative minimum tax net operating loss carry back claim. The Company assessed the realizability of the net deferred asset at December 31, 2003 and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.

At December 31, 2003 and 2002, the Company has U.S. Federal NOLs and NOLs for certain foreign subsidiaries of $254 million and $212 million, respectively, which begin to expire in 2006. At December 31, 2003, of the $254 million of U.S. and foreign NOLs, $42 million were generated in 2003, $19 million were generated in 2002 and $160 million were generated prior to 2001. The remaining $33 million of U.S. NOLs at both December 31, 2003 and December 31, 2002, were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. However, the Company’s ability to offset future income with these acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the “Code”).

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.1 million at December 31, 2003. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to net operating loss carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carry-forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $107,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2003.

The Company has provided tax liabilities of approximately $8.6 million and $11.2 million at December 31, 2003 and 2002, respectively for probable and estimable exposure for tax filing positions in various jurisdictions.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

10. Employee Benefit Plans

(a) Postretirement Health Care Benefits

The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company’s policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments. The estimated benefit payments and employer contributions are as follows:

Estimated Benefit Payment
2004	$70
2005	70
2006	66
2007	73
2008	77
2009-2013	$570

The actuarial present value of accumulated postretirement benefit obligations at December 31, 2003 and 2002 is as follows:

	2003	2002
Retirees	$1,286	$1,712
Fully eligible plan participants	105	301
Other active plan participants	319	1,023

Accumulated postretirement benefit obligation	1,710	3,036
Unrecognized gain (loss)	(568)	26
Unrecognized prior service cost	1,264	(216)
Unrecognized transition obligation	0	(509)

Postretirement benefit liability recognized in balance sheet	$2,406	$2,337

The change in Accumulated Postretirement Benefit Obligation (“APBO”) from year to year is as follows:

	2003	2002
APBO at the beginning of the year	$3,036	$1,195
Service cost	100	155
Interest cost	162	194
Plan amendments	(2,124)	—
Actuarial loss	672	1,681
Benefits paid	(136)	(189)

APBO at end of the year	$1,710	$3,036

Net postretirement benefit costs for the years ended December 31, 2003, 2002 and 2001 consist of the following components:

	2003	2002	2001
Service cost	$100	$155	$269
Interest cost on APBO	162	194	195
Amortization of transition obligation	21	51	51
Amortization of prior service costs	(136)	14	—
Amortization of actuarial loss	57	—	—

	$204	$414	$515

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

The assumed discount rate utilized was 6.25%. The assumed health care trend rate in measuring the accumulated postretirement benefit obligation as of December 31, 2003 was varied between non-Medicare and Medicare eligible retirees. For non-Medicare eligible retirees the 2003 trend rate is 10.5%, decreasing linearly to 4.5% in 2014, after which it remains constant. For Medicare retirees, the 2003 trend rate is 12.0% decreasing linearly to 4.5% in 2014, after which it declines to 4.5%. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2003 and the 2003 aggregate interest and service cost by approximately 10.6% and 16.1%, respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2003 and the 2003 aggregate interest and service cost by approximately 2.11% and 14.8%, respectively. The assumed discount rates used in determining the APBO at December 31, 2003 and 2002 were 6.25% and 6.5%, respectively.

The plan was amended effective June 1, 2003 changing the eligibility for participation. Under the new provisions only those employees who are 50 years old and have 10 or more years of services on June 1, 2003 are eligible. Consequently, the plan will have no new participants after June 2003. To receive benefits under the plan retirees must be 62 or older and have at least 10 years of service. The resulting decrease in the APBO was $2.1 million for 2003. The change to the service cost is amortized over the remaining service period of the participants. Consequently, the unrecognized service cost of $1.3 million at December 31, 2003 is added to the APBO for the liability recognized in the balance sheet. At December 31, 2002 the unrecognized service cost of ($216,000) relates to life insurance benefits provided to participants.

(b) Defined Contribution Plans

The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees’ contribution. The Company’s contributions under these plans for the Company’s continuing operations amounted to approximately $724,000, $892,000 and $1.2 million during the years ended December 31, 2003, 2002 and 2001, respectively.

11. Stockholders’ Equity

(a) Incentive Stock Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) that were approved by the stockholders, are administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares. In May 2003, the 1996 Plan was amended to increase the number of shares available by 2 million. Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons.

In May 2003, the 1996 Plan was also amended to provide for the grant of restricted stock units to non-officer directors on an annual basis. This change, coupled with the reduction in cash compensation payable to non-officer directors, is intended to further align the interest of directors and stockholders in enhancing the value of the Company’s Common Stock and to encourage such directors to remain with and to devote their best efforts to the Company. Each non-officer director receives a number of restricted stock units equal to $9,000 divided by the fair market value of the Common Stock on the last trading day immediately preceding each Annual Meeting. During 2003 each non-officer director was granted 3,053 restricted stock units to cover the period from January 1, 2003 to May 20, 2003 and 8,654 restricted stock units on May 20, 2003. One-third of the units vests on each of the first, second and third anniversaries of the grant. The Company recognized approximately $46,000 in 2003 for director fee expense related to these grants.

Options granted have an option price of the fair market value of the Company’s common stock on the date of grant. Options under the plans expire no later than ten years from the grant date.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

In April 2001, the Compensation Committee extended the expiration date of 796,875 vested options held by the Chairman of the Company from May 14, 2001 to May 14, 2006. In connection with the extension, the Company recognized compensation expense of $663,000.

Activity and price information regarding the Company’s stock option plans is summarized as follows:

			Weighted
	Shares	Price Range	Average Price
Outstanding, January 1, 2001	6,915	$1.13 - 43.59	$8.32
Granted	3,098	0.61 - 4.56	1.30
Exercised	(88)	1.27 - 3.44	1.44
Canceled	(2,905)	0.80 - 19.88	8.61

Outstanding, December 31, 2001	7,020	0.61 - 43.59	5.19
Granted	1,370	0.77 - 2.35	0.88
Exercised	(158)	0.80 - 1.28	1.20
Canceled	(1,283)	0.61 - 19.88	6.79

Outstanding, December 31, 2002	6,949	0.61 - 43.59	4.13
Granted	1,293	0.87 - 3.05	2.32
Exercised	(765)	0.91 - 3.40	2.40
Canceled	(1,037)	0.61 - 17.57	3.62

Outstanding, December 31, 2003	6,440	0.61 - 43.59	4.26

Of the outstanding options under the Company’s stock option plans at December 31, 2003, approximately 4.1 million are currently exercisable. The weighted-average exercise price for the currently exercisable options at December 31, 2003 was $5.74. The weighted average remaining contractual life of options outstanding is approximately 6.7 years. Approximately 2.4 million shares (all under the 1996 Plan) were available for grant as of December 31, 2003.

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2003:

		Options Outstanding		Options Outstanding
		Weighted
		Average	Weighted		Weighted
		Remaining Life	Average		Average
Ranges of Exercise Prices	Shares	in Years	Exercise Price	Shares	Exercise Price
$0.61 to $0.80	1,841	8.12	$0.78	873	$0.79
$0.87 to $2.02	1,239	4.70	$1.25	935	$1.27
$2.16 to $8.19	2,459	7.69	$3.05	1.362	$4.16
$9.00 to $14.75	456	4.46	$10.21	456	$10.21
$15.25 to $43.59	445	3.73	$25.04	445	$25.04

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during the three years ended December 31, 2003, 2002 and 2001 was $1.22, $0.54 and $0.84 per option, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Expected Life in Years	1 to 4	1 to 4	1 to 4
Risk Free Interest Rate	1.3% to 4.3%	1.5% to 4.0%	2.2% to 5.1%
Volatility	0.78	0.97	1.15
Dividend Yield	—	—	—

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

(b) Employee Stock Purchase Plan

In 1993, the Company established the Glenayre Technologies, Inc. Employee Stock Purchase Plan (the “ESP Plan”). Under the ESP Plan, 2,756,250 shares of common stock are authorized for issuance. The purpose of the ESP Plan is to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company.

All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The price for common stock to be offered under the ESP Plan for all six-month periods prior to August 1, 2001 was equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. Effective August 1, 2001, for the six-month period beginning August 1, 2001 and subsequent periods, the calculation of the price for common stock was amended by the Company’s board of directors to be 85% of the lower of the closing price on the first day of the period, February 1 or August 1, or last day of the period, July 31 or January 31. For the August 1, 2003 to January 31, 2004 period, the stock purchase price was $1.31. For the February 1, 2004 to July 31, 2004 period, the stock purchase price will be the lower of $3.20 or 85% of the closing market price of the common stock on July 31, 2004. As of December 31, 2003, a total of 1,833,099 shares had been issued under the ESP Plan at purchase prices ranging from $0.80 to $37.94 and 923,151 shares were reserved under the ESP Plan. On August 8, 2003, 750,000 additional shares were reserved for issuance under the ESP Plan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

(c) Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

	2003	2002	2001
Numerator:
Loss from continuing operations	$(14,498)	$(33,501)	($38,008)

Denominator:
Denominator for basic loss per share - weighted average shares	65,806	65,325	64,802
Effect of dilutive securities: stock options	—	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	65,806	65,325	64,802

Loss from continuing operations per weighted average common share	$(0.22)	$(0.51)	$(0.59)

Loss from continuing operations per common share – assuming dilution	$(0.22)	$(0.51)	$(0.59)

(d) Stock Repurchase Programs

In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2002. For the years ended December 31, 2003, and 2001, the Company repurchased 36,000 and 105,900 shares at a total cost of approximately $34,000 and $85,000, respectively.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

(other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, a number of shares of the surviving company which has a market value equal to twice the exercise price.

The Amendments provide that, instead of the 15% beneficial ownership level described above, SWIB’s beneficial ownership level will be 20% through June 15, 2001 and, after that date, will be reduced to (i) 16% if SWIB does not beneficially own 16% or more of Glenayre’s outstanding common stock on June 15, 2001 or (ii) if SWIB beneficially owns 16% or more of Glenayre’s outstanding common stock at the close of business on June 15, 2001, the next highest whole percentage in excess of the percentage of Glenayre’s outstanding common stock then beneficially owned by SWIB, not exceeding 20%. At the close of business on December 31, 2003 and 2002, SWIB owned approximately 18.3% and 19.3% of Glenayre’s outstanding common stock respectively.

The Rights will expire on May 21, 2007, unless redeemed earlier.

12. Realized and unrealized gain (loss) on securities

In May of 2002 the Company sold its remaining investment in Proxim Corporation (“Proxim”) which merged in March 2002 with Western Multiplex Corporation (“MUX”), a former subsidiary. The Company sold 95% of the equity of MUX in November 1999. The 136,800 shares of Proxim stock were sold at a pre-tax gain of $301,200. Accordingly, the Company realized all previously unrealized holding gains related to this available-for-sale security.

During 2001 the Company recorded a realized holding loss of approximately $2.0 million related to its holdings in Multi-Link Telecommunications, Inc. The Company classified this investment as available–for-sale from the date of purchase. This security was deemed worthless in 2002 and the Company recorded a pre-tax impairment charge of approximately $77,000 to write off the entire carrying value of the security. Each decline in value was treated as other than temporary.

During 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a non-public company. This investment was classified as available-for-sale. In the fourth quarter of 2003 the Company wrote off the remaining carrying value of $25,000. These other than temporary declines in value were determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition.

13. Commitments and Contingencies

Litigation

In connection with the sale and licensing of the Company’s products, the Company typically agrees to defend and indemnify its customers against claims that the Company’s products infringe the intellectual property rights of third parties.

Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002 the Company filed a lawsuit in federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. As a result of the Company’s filing the declaratory judgment action, most of the lawsuits filed against the Company’s customers were stayed pending resolution of the declaratory judgment action. The two lawsuits that were not stayed each were subsequently dismissed. On April 1, 2003 the jury found in favor of Jackson and awarded damages of $12 million. In post-trial motion the judge found no reasonable basis for the jury’s damages calculation and reduced the award to $2.7 million plus pre- and post-judgment interest and certain court costs. Jackson’s patent expired on June 24, 2003. On July 24, 2003, Jackson accepted the reduced damages award, and the court entered judgment in the total amount of approximately $2.8 million, plus interest and costs. On August 18, 2003 the Company filed a notice to appeal the judgment and moved for and was granted a stay of execution pending appeal. On November 10, 2003 the Company filed its appellate brief and requested that the court grant judgment in Glenayre’s favor or order a new trial. The oral

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

arguments are scheduled to be heard in April 2004. Included in the Company’s restricted cash is $2.9 million for a letter of credit the Company posted as a security during the third quarter of 2003 in connection with this judgment.

BellSouth Intellectual Property Corp. - In January 2003, BellSouth Intellectual Property Corp. (“BellSouth”) filed against the Company a lawsuit claiming that products sold by the Company infringed a patent held by BellSouth, seeking unspecified damages and seeking an injunction prohibiting the Company from utilizing the allegedly infringing technology in its products. In October 2003, the Company entered into a license and a settlement agreement with BellSouth regarding this matter. On October 31, 2003 the court dismissed the claims asserted by BellSouth in the lawsuit. The terms of the settlement did not have any material financial impact during 2003. While the license agreement provides for ongoing royalty obligations in certain circumstances, the Company does not anticipate that the settlement and license agreement will have any material adverse impact on future results.

AudioFAX IP LLC - In July 2003, the Company received from Intellectual Property Asset Corporate (IPAC), representing AudioFAX IP LLC, a letter and supporting materials asserting certain patent rights and proposing that the Company consider entering into a license agreement. Based on investigation of this matter to date, the Company believes that a license of these patents is not warranted. However, IPAC has expressed disagreement with this position and discussions are ongoing.

Pilot Pacific Properties Inc.- In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002, seek total damages of over $12 million (Canadian), for the return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges of $7 to $8 million (Canadian) made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against Glenayre for $4.3 million (Canadian) for unpaid invoices and lost profits of $60 to $65 million (Canadian). On April 30, 2003, Glenayre was successful in amending its statement of claim to, among other things, include claims of breach of trust and fraud and to join Pilot Pacific’s chief executive offer and former corporate controller as additional defendants. The defendants’ efforts to appeal this ruling were dismissed. On May 26, 2003, the defendants filed an amended counterclaim alleging fraudulent misrepresentations by the Company and the Company’s then serving chief executive officer and increasing the claim for unpaid invoices from $4.3 million (Canadian) to approximately $6 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust. This case is scheduled for trial in September 2004. While the parties’ discovery is still ongoing, based on the investigations conducted in the lawsuits to date, the Company believes that it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in the counterclaims.

In 2003 the Company sold its facilities located in Vancouver, British Columbia. As part of the sale transaction, to clear a lien against the facility in connection with the litigation, proceeds of $3.4 million were placed with the court as security until the conclusion of this litigation. The $3.4 million is included in other current assets – discontinued operations on the Company’s balance sheet at December 31, 2003.

Lynnview Ridge, Alberta - In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in the Lynnview Ridge development that was jointly developed in the early 1980s by a corporate predecessor of the Company and a wholly-owned subsidiary of Imperial Oil.

The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June 2001, Alberta Environment, a department of the Government of Alberta, had issued an Environmental Protection Order requiring Imperial Oil Limited to remediate significant petroleum-based contamination discovered on a Calgary, Canada residential development, Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment had issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to quash this Ministerial Order, which was unsuccessful.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations regarding these lawsuits but discovery has not yet commenced.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. To date, this action has not been served on the Company or, to the Company’s knowledge, on any of the other defendants.

In addition to the legal proceedings discussed above, the Company is from time to time, involved in various disputes and legal actions related to its business operations. While no assurance can be given regarding the outcome of the matters discussed above, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Operating Lease Commitments

The Company leases office facilities and various equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year, net of sublease income of approximately $417,000) related to its continuing operations for calendar years subsequent to December 31, 2003 are as follows:

2004	$1,622
2005	1,020
2006	644
2007	25
2008	5

Subtotal	3,316

Sublease income	(417)

Total	$2,899

Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year related to discontinued operations are included in Accrued Liabilities – discontinued operations on the Company’s Consolidated Balance Sheet and excluded from the above schedule. Accrued restructuring charges for leases of $1.3 million and related sublease income of $417,000 are included in the above schedule and also in the Accrued Liabilities on the Company’s Consolidated Balance Sheet. The office leases include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. Contingent rentals are estimated based on provisions in the lease and historical trends. Rent expense for continuing operations amounted to approximately $1.9 million, $2.2 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Other Commitments

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of December 31, 2003 for this obligation is approximately $1.6 million.

At December 31, 2003, the Company had approximately $1.4 million payable in 2004 of outstanding purchase commitments mainly to its suppliers of inventories.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

14. Interim Financial Data—Unaudited

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
2003
Total Revenues	$13,343	$14,628	$14,707	$15,481
Gross profit (exclusive of depreciation)	7,026	6,306	7,653	9,068
Loss from continuing operations	(5,833)	(5,367)	(1,673)	(1,625)
Loss from continuing operations per weighted average common share	(0.09)	(0.08)	(0.03)	(0.02)
Loss from continuing operations per common share–assuming dilution	(0.09)	(0.08)	(0.03)	(0.02)
2002 (a)
Total Revenues	$23,434	$18,107	$14,455	$11,372
Gross profit (exclusive of depreciation)	14,856	9,488	7,387	4,623
Income (loss) from continuing operations	3,001	(3,635)	(4,166)	(28,701)
Income (loss) from continuing operations per weighted average common share	0.05	(0.06)	(0.06)	(0.43)
Income (loss) from continuing operations per common share–assuming dilution	0.04	(0.06)	(0.06)	(0.43)

(a)	The results of continuing operations for the fourth quarter of 2002, includes an impairment charge of $21.3 million against the Company’s long-lived assets. See Note 6.

15. Segment Reporting

In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Paging segment, the Company currently operates in one business segment.

All Property, Plant and Equipment is located in the United States.

The following geographic area data represents total revenues based on product shipment destination for the Company’s continuing operations.

	For the years ended
Total Revenues	2003	2002	2001
United States	$51,682	$55,382	$79,106
Canada	461	340	679
Asia	761	2,102	2,648
Europe, Middle East and Africa	3,268	5,666	8,234
Latin America	1,987	3,878	6,834

Total	$58,159	$67,368	$97,501

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures as of December 31, 2003 and have determined that such disclosure controls and procedures are effective.

During the fourth quarter of 2003 there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10 through 14 are incorporated herein by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE OFFICERS OF THE REGISTRANT,” “ELECTION OF DIRECTORS,” “COMMITTEES OF THE BOARD OF DIRECTORS – Audit Committee,” “CODE OF ETHICS,” “COMPENSATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “INDEPENDENT PUBLIC ACCOUNTANTS—Audit and Non-Audit Fees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Page
(a)(i) Financial Statements
Index to Financial Statements
Report of Ernst & Young LLP Independent Auditors	30
Consolidated Balance Sheets at December 31, 2003 and 2002	31
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	32
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	33
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	34
Notes to Consolidated Financial Statements	35

(a)(ii) Supplemental Schedule
(For the years ended December 31, 2003, 2002 and 2001)
Schedule II - Valuation and Qualifying Accounts	61

All other schedules are omitted because they are not applicable or not required.

(a)(iii) Exhibits

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.

Exhibit
Number	Description
4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.

10.1	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.2	Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the “Ellison Agreement”) was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), William W. Edwards (dated February 3, 2000) and Rolf Madson (dated May 17, 2002) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.3	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.4	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.5	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference*

21.1	Subsidiaries of the Company is filed herewith.

23.1	Consent of Ernst & Young LLP is filed herewith.

31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification Statement of Chief Executive Officer.

32.2	Section 1350 Certification Statement of Chief Financial Officer.

*Management Contract

(b) Reports on Form 8-K

On October 27, 2003, the Company filed a Current Report on Form 8-K relating to the announcement of the Company’s financial results for the quarter ended September 30, 2003.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

		Column C
Column A	Column B	Additions				Column D	Column E
		Charges
	Balance at	(credits) to					Balance at
	Beginning	Costs and		Charged to			End of
Description	of Period	Expenses		Other Accounts		Deductions	Period
Accounts Receivable - Allowance for Doubtful Accounts:
Year ended December 31, 2003	805	(291	)(1)	—		151	363
Year ended December 31, 2002	2,528	(951	)(1)	(149	)(2)	623	805
Year ended December 31, 2001	3,639	1,786		149	(2)	3,046	2,528
Notes Receivable - Allowance for Doubtful Accounts:
Year ended December 31, 2003	68	—		—		—	68
Year ended December 31, 2002	82	41		—		55	68
Year ended December 31, 2001	93	220		—		231	82
Valuation Allowance on Inventories:
Year ended December 31, 2003	4,901	844		—		2,159	3,586
Year ended December 31, 2002	4,012	1,684		—		795	4,901
Year ended December 31, 2001	1,218	4,248		(243)		1,211	4,012

(1)	The credits of $219,000 and $951,000 for 2003 and 2002, respectively were primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

(2)	During the first quarter of 2002, the Company recorded a restructuring credit of $149,000 related to the collection of accounts receivable previously reserved in the 2001 restructuring charge related to the Company’s Prepaid product line.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2004.

GLENAYRE TECHNOLOGIES, INC.

By	/s/ Clarke H. Bailey

Clarke H. Bailey
Chairman of the Board and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 19, 2004:

/s/ Clarke H. Bailey	/s/ Ramon D. Ardizzone

Clarke H. Bailey	Ramon D. Ardizzone
Chairman of the Board and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Donald S. Bates

Donald S. Bates
Director

/s/ Debra Ziola	/s/ Peter W. Gilson

Debra Ziola	Peter W. Gilson
Senior Vice President,	Director
Chief Accounting Officer and Chief
Financial Officer (Principal Financial Officer
and Principal Accounting Officer)	/s/ John J. Hurley

John J. Hurley
Director

/s/ Stephen P. Kelbley

Stephen P. Kelbley
Director

/s/ Horace H. Sibley

Horace H. Sibley
Director

/s/ Howard W. Speaks, Jr.

Howard W. Speaks, Jr.
Director

Exhibits

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.

4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.

10.1	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.2	Executive Severance Benefit Agreement dated May 21, 1997 between the Company and Lee M. Ellison (the “Ellison Agreement”) was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), William W. Edwards (dated February 3, 2000) and Rolf Madson (dated May 17, 2002) are identical, in all material respects, with the Ellison Agreement and are not filed as exhibits.*

10.3	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.4	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 21, 1999 and is incorporated herein by reference.*

10.5	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference*

21.1	Subsidiaries of the Company is filed herewith.

23.1	Consent of Ernst & Young LLP is filed herewith.

Exhibit
Number	Description
31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer.

31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification Statement of Chief Executive Officer.

32.2	Section 1350 Certification Statement of Chief Financial Officer.

*Management Contract