Form 10-Q
period 2004-03-31
GLENAYRE TECHNOLOGIES INC
filed 2004-05-07
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at April 26, 2004 was 66,577,758 shares.

Glenayre Technologies, Inc. and Subsidiaries

INDEX

Part I – Financial Information:

     Item 1. Financial Statements

Glenayre Technologies, Inc. and Subsidiaries

Independent Accountants’ Review Report

Glenayre Technologies, Inc. Board of Directors and Stockholders
Atlanta, Georgia

We have reviewed the accompanying condensed consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the three months ended March 31, 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 18, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
May 3, 2004

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$55,550	$65,853
Short-term investments	38,509	33,007
Restricted cash	3,188	3,148
Accounts receivable, net	6,079	9,769
Inventories, net	7,653	5,828
Other current asset, discontinued operations	3,340	3,374
Prepaid expenses and other current assets	3,185	3,180

Total Current Assets	117,504	124,159
Property, plant and equipment, net	8,677	8,365
Other assets	787	831

TOTAL ASSETS	$126,968	$133,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,340	$3,142
Deferred revenue	4,519	4,369
Accrued liabilities	19,230	20,695
Accrued liabilities, discontinued operations	6,074	7,567

Total Current Liabilities	34,163	35,773
Other liabilities	3,727	4,000
Accrued liabilities, discontinued operations - noncurrent	2,875	3,350
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2004 - 66,573,424 shares; 2003 - 66,384,928 shares	1,331	1,327
Contributed capital	362,456	362,273
Accumulated deficit	(277,584)	(273,368)

Total Stockholders’ Equity	86,203	90,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,968	$133,355

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Product sales	$5,837	$9,407
Service revenues	4,357	3,936

Total Revenues	10,194	13,343

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	5,856	3,716
Cost of services	2,147	2,601

Total Cost of Revenues	8,003	6,317

GROSS MARGIN (exclusive of depreciation shown separately below):	2,191	7,026
OPERATING EXPENSES:
Selling, general and administrative expense	4,303	7,956
Provision for doubtful receivables, net of recoveries	(92)	(168)
Research and development expense	3,421	5,209
Restructuring expense	37	222
Depreciation expense	397	144

Total Operating Expenses	8,066	13,363

OPERATING LOSS	(5,875)	(6,337)

OTHER INCOME (EXPENSES):
Interest income	275	458
Interest expense	(209)	(33)
Gain (loss) on disposal of assets, net	(6)	14
Other gain (loss), net	(52)	93

Total Other Income	8	532

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(5,867)	(5,805)
Provision for income taxes	34	28

LOSS FROM CONTINUING OPERATIONS	(5,901)	(5,833)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	1,685	1,306

NET LOSS	$(4,216)	$(4,527)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.09)	$(0.09)
Income from discontinued operations	0.03	0.02

Loss per weighted average common share	$(0.06)	$(0.07)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.09)	$(0.09)
Income from discontinued operations	0.03	0.02

Loss per weighted average common share	$(0.06)	$(0.07)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Total
	Common Stock		Contributed	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2004	66,385	$1,327	$362,273	$(273,368)	$90,232
Net loss				(4,216)	(4,216)
Shares issued for ESP Plan and option exercises	188	4	183		187

Balances, March 31, 2004	66,573	$1,331	$362,456	$(277,584)	$86,203

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(In thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(4,273)	$(9,054)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(715)	(1,416)
Investment in short-term securities	(5,502)	(6,685)

NET CASH USED IN INVESTING ACTIVITIES	(6,217)	(8,101)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	187	124
Purchase of treasury stock	—	(34)

NET CASH PROVIDED BY FINANCING ACTIVITIES	187	90

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,303)	(17,065)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,853	64,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,550	$47,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$33
Income taxes	189	10

See Notes to Condensed Consolidated Financial Statements.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share data)
(Unaudited)

1. Summary of Significant Accounting Policies

Description of Business

Glenayre Technologies, Inc. and Subsidiaries (“Glenayre” or the “Company”) is an established provider of network-based messaging and communications systems and software. Applications enabled by the Company’s products include voice messaging, multimedia messaging and other enhanced telephony services. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s customers are communications service providers (CSPs) including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products make it possible for CSPs to provide a variety of messaging services including voice mail, one-number services, voice-activated dialing and picture messaging to their customers. Glenayre’s executive offices are located in the Atlanta metropolitan area.

The Company’s operations also include its Wireless Messaging (Paging) business, which the Company began exiting in May 2001. Consequently, the operating results of the Wireless Messaging (Paging) segment are reported as discontinued operations in the accompanying financial statements. See Note 3.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

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

Restricted cash at March 31, 2004 consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

Short-Term Investments

Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months.

Accounts Receivable, Net

Accounts receivable from continuing operations are presented net of an allowance for doubtful accounts of $260,000 and $363,000 at March 31, 2004 and December 31, 2003, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a quarterly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which such allowances, if any, would be recorded in the period the impairment is identified.

Inventories

Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $51,000 and $240,000 during the three month periods ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, inventories of $7.7 million and $5.8 million, respectively, were net of reserves of approximately $3.6 million in both periods. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Impairment of Long-Lived Assets

The Company records the impairment or disposal of long-lived assets according to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and internal use software when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recorded during the three months ended March 31, 2004 and 2003, respectively.

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations, which are not significant, are included in the condensed consolidated statements of operations or as a cumulative exchange adjustment in the condensed consolidated statements of stockholders’ equity.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements; SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

The Company allocates revenue on arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each element.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Significant Customers

During the three months ended March 31, 2004, Alltel Communications, Nortel Networks (an OEM partner, as described below), U.S. Cellular and Nextel Communications, individually accounted for approximately 22%, 16%, 14%, and 13%, respectively, of the Company’s total revenue from continuing operations. During the three months ended March 31, 2003, Nortel Networks, U.S. Cellular, MetroPCS, Inc., Nextel Partners, and Nextel Communications individually accounted for approximately 23%, 12%, 12%, 12% and 10%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 9% and 18% of the Company’s total revenues during the three months ended March 31, 2004 and 2003, respectively.

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

Internal Use Software Development Costs

The Company capitalizes the cost associated with the internal development of major business process application software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses preliminary project assessment, research and development, re-engineering and application maintenance costs. No costs were capitalized for the three months ended March 31, 2004.

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ from previous estimates, additional provisions may be required. The following is a summary of activity of the Company’s continuing operations warranty obligation for the three months ended March 31, 2004:

Balance at January 1, 2004	$1,257
Provision for and changes in warranty obligations	24
Payments of warranty obligations	(370)
Recoveries of warranty obligations	373

Balance at March 31, 2004	$1,284

The Company also offers postcontract extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from postcontract support services are recognized ratably over the contracted support period. Deferred revenue at March 31, 2004 related to postcontract support services was approximately $2.7 million of the $4.5 million deferred revenue.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 11. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25); and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method per APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three month periods ended March 31:

	Three Months Ended
	March 31,
	2004	2003
Loss from continuing operations - as reported	$(5,901)	$(5,833)
Pro forma stock option expense (1)	(240)	(245)

Loss from continuing operations – pro forma	$(6,141)	$(6,078)

Loss from continuing operations per common share – as reported	$(0.09)	$(0.09)
Pro forma stock option expense	—	—

Loss from continuing operations per common share – pro forma	$(0.09)	$(0.09)

Loss from continuing operations, assuming dilution – as reported	$(0.09)	$(0.09)
Pro forma stock option expense	—	—

Loss from continuing operations, assuming dilution – pro forma	$(0.09)	$(0.09)

(1) As a result of terminations during the three month periods ended March 31, 2004 and 2003 resulting from restructuring activities and voluntary terminations, a credit to the pro forma stock option expense was included in the March 31, 2004 and 2003 pro forma stock option expense of approximately $79,000 and $76,000, respectively, or $0.00 per share for each quarter. This credit related to the pro forma stock option expense previously recognized for these employees in prior years.

Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (FAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Commitments and Contingencies

During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain (a gain contingency) or loss (a loss contingency) that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Income (Loss) Per Common Share

The Company computes loss per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic loss per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted loss per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. There were no shares of potential common stock included in the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003 as their effect would be antidilutive for those periods. See Note 11.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

During the first quarter of 2004, the Company recorded a restructuring charge of $58,000 for severance and outplacement services related to the reduction of the Company’s workforce in the first and second quarter of 2003. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $21,000 primarily related to a reduction in accrued severance benefits.

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

The following is a summary of activity for the three months ended March 31, 2004 related to the restructuring reserves:

	Severance	Lease Cancellation
	and	and Other Exit
	Benefits	Costs	Total
Balance at January 1, 2004	$240	$953	$1,193
Expense accrued	58	—	58
Credits and changes in estimates	(11)	(10)	(21)
Payments	(190)	(176)	(366)

Balance at March 31, 2004	$97	$767	$864

3. Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment based in Atlanta, Georgia. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s condensed consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s condensed consolidated balance sheet as of March 31, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period.

Results for discontinued operations consist of the following:

	Three Months Ended
	March 31,
	2004	2003
Gain on disposal of segment before income taxes	$379	$1,306
Income tax benefit	1,306	—

Gain on disposal of discontinued operations	1,685	1,306

Income from discontinued operations	$1,685	$1,306

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

During the three months ended March 31, 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $379,000 was recorded. The adjustments to the original estimates related primarily to better than anticipated recoveries received from paging customers and to asset and inventory liquidations. In addition, the Company recorded a $1.3 million reduction in its tax liability relating to the discontinued operations primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries.

In the first quarter of 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $1.3 million was recorded. The adjustments to the original estimates made at May 23, 2001 related mainly to collections of accounts receivable previously reserved for, reduction in the original estimate of anticipated headcount related costs to support the on-going obligations and commitments partially offset by additional write-down of the market value of the Singapore facility. The income tax provision for period was offset by an equal valuation allowance resulting in no net charge for the three months ended March 31, 2003.

4. Short Term Investments

The following is a summary of held-to-maturity securities:

	Amortized Cost	Gross	Gross
	(Net Carrying)	Unrealized	Unrealized	Estimated
	Amount)	Gains	Losses	Fair Value
March 31, 2004
Obligation of U.S. government agencies	$9,616	$—	$—	$9,616
Other debt securities	28,893	—	—	28,893

	$38,509	$—	$—	$38,509

December 31, 2003
Obligation of U.S. government agencies	$4,298	$—	$—	$4,298
Other debt securities	28,709	—	—	28,709

	$33,007	$—	$—	$33,007

All short term investments mature in one year or less.

5. Accounts Receivable

Accounts receivable related to continuing operations consist of:

	March 31,	December 31,
	2003	2003
Trade receivables	$6,339	$10,132
Less: allowance for doubtful accounts	(260)	(363)

	$6,079	$9,769

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

6. Inventories

Inventories, net of reserves, related to continuing operations consist of:

	March 31,	December 31,
	2004	2003
Raw materials	$3,553	$3,552
Work-in-process	2,029	772
Finished goods	2,071	1,504

	$7,653	$5,828

7. Accrued Liabilities

Accrued liabilities at March 31, 2004 and December 31, 2003 consisted of:

	March 31,	December 31,
	2004	2003
Accrued income taxes	$5,462	$6,590
Accrued royalty fees	3,962	1,262
Accrued payroll costs	2,300	3,244
Accrued warranty costs	1,284	1,257
Accrued restructuring costs.	714	979
Accrued legal fees	295	1,238
Other accruals	5,213	6,125

	$19,230	$20,695

8. Other Liabilities

Other liabilities at March 31, 2004 and December 31, 2003 consisted of:

	March 31,	December 31,
	2004	2003
Post Retirement Benefit Accrual	$2,353	$2,336
Accrued restructuring costs	150	214
Other	1,224	1,450

	$3,727	$4,000

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

9. Income Taxes

The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Three Months Ended
	March 31,
	2004	2003
Income tax benefit federal U.S. statutory rate	$(2,053)	$(1,965)
Increase in valuation allowance	2,043	1,956
State and foreign taxes, net of federal benefit and related valuation allowance	34	28
Other non deductibles	10	9

Income tax provision	$34	$28

The Company accounts for income taxes under the liability method in accordance with FAS 109. At March 31, 2004, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to FAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed the realizability of the net deferred asset at March 31, 2004 and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.

10. Employee Benefit Plans, Postretirement Health Care Benefits

Net postretirement benefit costs consist of the following components:

	Three Months Ended
	March 31,
	2004	2003
Service cost	$13	$44
Interest cost on APBO	27	61
Amortization of transition obligation	—	13
Amortization of prior service costs	(63)	8
Amortization of actuarial loss	15	8

	$(8)	$134

The plan was amended effective June 1, 2003 reducing the number of participants by changing eligibility provisions. Consequently, the unrecognized prior service cost decreases the postretirement benefit costs as it is amortized.

The Company reported in its financial statements for the year ended December 31, 2003, that it expects to contribute $70,000 to its postretirement health care plan in 2004.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

11. Stockholders’ Equity

(a) Loss from Continuing Operations per Common Share

The following table sets forth the computation of loss from continuing operations per share:

	Three Months Ended
	March 31,
	2004	2003
Numerator:
Net loss from continuing operations	$(5,901)	$(5,833)
Denominator:
Denominator for basic income from continuing operations per share – weighted average shares	66,450	65,535

Denominator for diluted loss from continuing operations per share	66,450	65,535

Loss from continuing operations per weighted average common share	$(0.09)	$(0.09)

Loss from continuing operations per common share-assuming dilution	$(0.09)	$(0.09)

There were no shares of potential common stock included in the calculation of diluted loss per share for the three months ended March 31, 2004 and 2003 as their effect would be antidilutive for those periods.

(b) Incentive Stock Plans

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

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. See Note 1, Stock-Based Compensation for these disclosures.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2004	March 31, 2003
Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	1.2% to 3.8%	1.2% to 3.8%
Volatility	0.77	0.89
Dividend Yield	—	—

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

12. Commitments and Contingencies

Litigation

In connection with the sale and licensing of the Company’s products, the Company typically agrees to defend and indemnify its customers against claims that the Company’s products infringe the intellectual property rights of third parties.

In February 2004, the Company commenced an action against E Court V Holdings, Inc., which is related to Pilot Pacific Properties, Inc. through their common director. The Company previously filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002 (“Pilot Action”), seek total damages of over $12.0 million (Canadian), for the return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In the E Court V action, the Company alleges that Pilot improperly contributed funds it received from the Company to E Court V and that E Court V used these funds to purchase a neighboring property. The Company intended these funds for construction of the Company’s Vancouver office building. The Company also registered a Certification of Pending Litigation against such property. E Court V has alleged in a counterclaim that this action was improperly commenced. In April 2004, the Company applied to consolidate this E Court V action with the Pilot Action.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002, the Company filed a lawsuit in the federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. As a result of the Company’s filing the declaratory judgment action, most of the lawsuits filed against the Company’s customers were stayed pending resolution of the declaratory judgment action. The two lawsuits that were not stayed were subsequently dismissed. On April 1, 2003, the jury found in favor of Jackson and awarded damages of $12.0 million. In a post-trial motion, the judge found no reasonable basis for the jury’s damages calculation and reduced the award to $2.7 million plus pre- and post-judgment interest and certain court costs. Jackson’s patent expired on June 24, 2003. On July 24, 2003, Jackson accepted the reduced damages award, and the court entered judgment that included $2.7 million royalty fee, plus interest and costs. On August 18, 2003, the Company filed a notice to appeal the judgment and moved for and was granted a stay of execution pending appeal. On April 8, 2004, a three-justice panel of the United States Court of Appeals for the Federal Circuit affirmed the $2.7 million judgment previously awarded to Jackson. Although Jackson may continue to pursue claims against the Company’s customers, the Company believes that the amount awarded to Jackson would fully compensate for use of the patent by the Company and its customers. On April 22, 2004, the Company filed a petition with the Court of Appeals seeking to have the entire Court reconsider the April 8th decision rendered by the three-justice panel. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense and released a reserve of $770,000 of previously accrued legal costs associated with this case. Included in the Company’s restricted cash is $2.9 million for a letter of credit the Company posted as a security during the third quarter of 2003 in connection with this case.

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

Other Commitments

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of March 31, 2004 for this obligation is approximately $1.4 million. The Company subsequently sold all the stock it retained following the November 1999 transaction.

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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Risk Factors That May Affect Future Results below. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

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

The Company has responded to this changing environment with significant quality improvements to its legacy products, with product cost reductions that allow it to price its products competitively, and with a continued focus on customer satisfaction. In addition, despite several restructurings to reduce operating costs, the Company has remained focused on the development of Versera ICE, the Company’s next generation messaging platform, and the introduction of several new applications including Multimedia messaging, Missed Call, and MessageMe. The Company anticipates that it will begin generating revenues from its next generation platform and these new applications during the second quarter of 2004.

Quarterly revenues for the first quarter 2004 declined from the same quarter last year due to delays in capital spending by the Company’s carrier customers for the Company’s products and to increasing price competition for the Company’s products. Gross margins declined during the same period primarily due to a $2.7 million charge the Company recorded during the first quarter of 2004 as a result of the recent loss of an appeal with regard to the Philip Jackson patent infringement suit against Glenayre. Gross margins were also impacted unfavorably by lower product volumes and the increased pricing competition. Operating expenses declined from the same quarter last year as a result of restructuring activities the Company implemented during 2003.

During the remainder of 2004, the Company plans to maintain its focus on introducing the new Versera ICE next generation messaging platform and new applications and on developing new distribution channels for these products. The Company currently expects that revenues for the remaining quarters of 2004 will increase over the first quarter, driven by anticipated sales of its Versera ICE product and recently introduced applications. In addition, the Company will continue to explore opportunities to grow through strategic acquisitions and investments. These are forward-looking statements that are subject to the risks described below under Risk Factors That May Affect Future Results.

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Exiting customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

The Company allocates revenue on arrangements involving multiple-elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each element.

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

Estimated Warranty Costs. The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. At March 31, 2004, the Company’s reserve for warranty obligations was $1.3 million. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ from previous estimates, additional provisions may be required.

The Company also offers postcontract extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company’s customers generally enter into Genayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from postcontract support services are recognized ratably over the contracted support period. Deferred revenue at March 31, 2004 related to postcontract support services was approximately $2.7 million of the total $4.5 million deferred revenue.

Inventory. The Company is required to state its inventories at the lower of average cost or market. On a quarterly basis the Company assesses the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $51,000 and $240,000 during the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and December 31, 2003, inventories related to continuing operations of $7.7 million and $5.8 million, respectively, were net of reserves of approximately $3.6 million in both periods.

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

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Wireless Messaging (Paging) segment. At March 31, 2004 the Company had current liabilities and non-current liabilities of $6.0 million and $2.9 million, respectively, related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $6.8 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consists of (i) lease commitments and (ii) estimated operating costs during the wind down period and other estimated business exit costs related to meeting customer contractual commitments.

Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued operations’ assets and various obligations noted above. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments and actions to finalize the abandonment of the discontinued operations. See Discontinued Operations below.

Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (FAS 109) establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

At December 31, 2003, the Company had net deferred tax assets of $146.5 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed the realizability of its net deferred asset and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. During 2002 and 2003, due to its continued operating losses, the Company maintained a full valuation allowance. Until the Company reaches an appropriate level of profitability, no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

Commitments and Contingencies. During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain (a gain contingency) or loss (a loss contingency), will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company records a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending or threatened litigation is identified by the Company and such legal costs can be reasonably estimated. The Company records a loss contingency for unfavorable contracts at the time the loss is determined to be probable and the amount of loss can be reasonably estimated.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. See Note 3 to the Company’s condensed consolidated financial statements.

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

The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. As of March 31, 2004, the Company reported assets with a net realizable value of approximately $3.3 million related to funds held as security by the courts in connection with certain litigation related to the Vancouver, British Columbia facility that the Company sold during the fourth quarter of 2003. See Part II, Item 1. Legal Proceedings.

The Company reported current liabilities and non-current liabilities of $6.0 million and $2.9 million, respectively, at March 31, 2004, related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $6.8 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs and (ii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments.

During the three months ended March 31, 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $379,000 was recorded. The adjustments to the original estimates related primarily to better than anticipated recoveries received from paging customers and to asset and inventory liquidations. In addition, the Company recorded a $1.3 million reduction in its tax liability relating to the discontinued operations primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. During the year ended December 31, 2003, the Company recorded a net reduction in the loss on the disposal of $16.1 million. These recalculations of the original estimates made in May 2001 were primarily due to better than anticipated revenue during the transition period, lower than anticipated costs to fulfill future contractual obligations, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities partially offset by additional write-downs of the market values of the Vancouver and Singapore facilities.

The Company estimates that approximately $3 million to $4 million of these remaining liabilities associated with the discontinued paging segment will be disbursed in the remaining quarters of 2004 and the remainder in 2005 and beyond.

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

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Glenayre’s condensed consolidated statements of operations from continuing operations:

	Three Months Ended
	March 31,
	2004	2003
REVENUES:
Product sales	57%	71%
Service revenues	43	29

Total revenues	100	100

Cost of sales (exclusive of depreciation shown separately below)
Cost of sales	58	28
Cost of services	21	19

Total Cost of Revenues	79	47

GROSS MARGIN (exclusive of depreciation shown separately below):	21	53
OPERATING EXPENSES:
Selling, general and administrative expense	42	60
Provision for doubtful receivables, net of recoveries	(1)	(1)
Research and development expense	34	39
Restructuring expense	—	2
Depreciation and amortization expense	4	1

Total Operating Expenses	79	101

OPERATING LOSS	(58)	(48)

OTHER INCOME (EXPENSES):
Interest income	3	3
Interest expense	(2)	—
Gain (loss) on disposal of assets, net	*	*
Other gain (loss), net	(1)	*

Total other income	*	3

Loss from continuing operations before income taxes	(58)	(45)
Provision for income taxes	*	*

Loss from continuing operations	(58)%	(45)%

* less than 0.5%

Three Months Ended March 31, 2004 and 2003

Revenues. Total revenue from continuing operations for the three months ended March 31, 2004 decreased approximately 24% to $10.2 million as compared to $13.3 million for the three months ended March 31, 2003. Product sales for the three months ended March 31, 2004 decreased 38% to $5.8 million as compared to $9.4 million for the three months ended March 31, 2003. Service revenues for the three months ended March 31, 2004 increased 11% to $4.4 million as compared to $3.9 million for the three months ended March 31, 2003. International sales increased to $1.7 million for the three months ended March 31, 2004 as compared to $1.3 million for the three months ended March 31, 2003 and accounted for 16% and 10% of total net sales for the three months ended March 31, 2004 and 2003, respectively. The decrease in product sales for the three months ended March 31, 2004 was due primarily to delays in capital spending by the Company’s carrier customers for the Company’s products and to increasing price competition. The increase in net service revenues was primarily due to increased postcontract support revenue.

During the three months ended March 31, 2004, four customers individually accounted for approximately 22%, 16%, 14% and 13% of the Company’s total revenue from continuing operations. During the three months ended March 31, 2003, five customers individually accounted for 23%, 12%, 12%, 12% and 10% of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Profit Margins on Product Sales and Services (exclusive of depreciation). Profit margin on products sold, exclusive of depreciation (product margin), was (0.3)% during the three months ended March 31, 2004 compared to 61% during the three months ended March 31, 2003. The decline in the product margin was primarily a result of recording a charge of $2.7 million relating to a patent infringement judgment against the Company (see Part II, Item 1. Legal Proceedings). Additionally, product margins declined due to lower product volumes and increased pricing competition. Profit margin on services, exclusive of depreciation (service margin), was 51% during the three months ended March 31, 2004 compared to 34% during the three months ended March 31, 2003. Service margins increased during the three months ended March 31, 2004 as a result of cost reductions related to the Company’s 2003 restructuring activities.

Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately 46% to $4.3 million for the three months ended March 31, 2004 from $8.0 million for the three months ended March 31, 2003. The selling, general and administrative expenses were lower for the first three months of 2004 compared to 2003 due to reduced employee costs and facility costs as a result of the Company’s 2003 restructuring activities and release of the reserve for attorney fees previously recorded for the Jackson patent infringement case. The selling, general and administrative expenses in the first three months of 2003 were negatively impacted due to an increase in legal expenses primarily associated with the defense of the Jackson patent infringement case, which went to trial in March 2003. See Part II, Item 1. Legal Proceedings.

Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of $(92,000) during the three months ended March 31, 2004 compared to a credit of $(168,000) during the three months ended March 31, 2003. The credits in the first three months of 2004 and 2003 were primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk.

Research and Development Expense. Research and development expenses decreased to $3.4 million during the three months ended March 31, 2004 compared to $5.2 million during the three months ended March 31, 2003. The decrease of approximately $1.8 million is primarily attributable to completing the development of the Company’s next generation Versera platform product. Research and development costs are expensed as incurred. As a result of the decline in total revenues for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, research and development expenses, as a percentage of net revenues, decreased only slightly to 34% from 39%. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the first quarter of 2004, the Company recorded a restructuring charge of $58,000 for severance and outplacement services related to the reduction of the Company’s workforce during the first and second quarter of 2003. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $21,000 primarily related to a reduction in accrued severance benefits. During the first quarter of 2003, the Company recorded a restructuring charge of $234,000 for severance and outplacement services related to the reduction of the Company’s workforce by approximately 19 positions impacting several functional areas within the Company. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2002 and 2001 restructuring activities of $12,000 primarily related to a reduction in accrued severance benefits. See Note 2 to the Company’s condensed consolidated financial statements.

Depreciation Expense. Depreciation expense was $397,000 during the three months ended March 31, 2004 compared to $144,000 during the three months ended March 31, 2003. The increase in depreciation expense was due to an increase in capital equipment purchased over the last twelve months.

Interest Income. Interest income was $275,000 and $458,000 for the three months ended March 31, 2004 and 2003, respectively. Interest earned in the first quarter of 2004 was lower primarily due to lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments was 1.14% at March 31, 2004.

Interest Expense. Interest expense was $209,000 and $33,000 for the three months ended March 31, 2004 and 2003, respectively. Interest expense in the first quarter of 2004 included $200,000 of interest relating to a patent infringement judgment against the Company. See Part II, Item 1. Legal Proceedings.

Gain (Loss) on Disposal of Assets. The Company recorded a $6,000 loss on disposal of assets with a net book value of $6,000 for the three months ended March 31, 2004 and a gain of $14,000 for the three months ended March 31, 2003.

Provision for Income Taxes. Due to the Company’s operating loss during the first quarter of 2004 and 2003 combined with its significant net operating loss carryforwards, no tax benefit was recognized during either period for domestic operations. A provision of approximately $34,000 and $28,000 was recorded related to foreign tax on earned income from foreign operations for the three months ended March 31, 2004 and 2003, respectively.

Debt Obligations and Contractual Obligations. On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of March 31, 2004 for this obligation is approximately $1.4 million. The Company subsequently sold all the stock it retained following the November 1999 transaction.

Off-Balance Sheet Arrangements. The Company has no off-balance sheet arrangements including special purpose entities.

Financial Condition and Liquidity

Overview. At March 31, 2004, the Company had cash and cash equivalents, restricted cash, and short-term investments totaling $97.2 million. The restricted cash of approximately $3.2 million at March 31, 2004 consisted of time deposits pledged as collateral to secure letters of credit. At March 31, 2004, Glenayre’s principal source of liquidity was its $55.6 million of cash and cash equivalents and $38.5 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at March 31, 2004 consisted of bank certificates of deposit, and agency securities guaranteed by the U.S. Government with original maturities of greater than three months but less than twelve months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, liabilities related to discontinued operations, and potential acquisitions.

At March 31, 2004, approximately $9.0 million in discontinued operations liabilities remain outstanding of which the Company anticipates approximately $3 million to $4 million will be disbursed during the remaining quarters of 2004 and the remainder in 2005 and beyond.

Operating Activities. Due primarily to the operating losses recorded in the quarters ended March 31, 2004 and 2003, cash used in operating activities, including both continuing and discontinued operations, was $4.3 million and $9.1 million for the three months ended March 31, 2004 and 2003, respectively.

Accounts receivable related to continuing operations decreased $3.7 million to $6.1 million at March 31, 2004 from $9.8 million at December 31, 2003. Average days sales outstanding, calculated based on three months rolling average, decreased 10 days to 51 days at March 31, 2004 from 61 days at December 31, 2003. The decrease in accounts receivable from continuing operations was due primarily to the approximately $5.3 million decrease in sales for the first quarter of 2004 as compared to the fourth quarter of 2003.

Inventories related to continuing operations increased $1.9 million to $7.7 million at March 31, 2004 from $5.8 million at December 31, 2003. The increase in inventories was primarily due to purchases related to the Company’s next generation messaging platform and Multimedia Message Service Center (MMSc) product to meet anticipated shipments during the second quarter of 2004.

Accounts payable increased $1.2 million to $4.3 million at March 31, 2004 from $3.1 million at December 31, 2003 primarily as a result of increased inventory purchases. Accrued liabilities related to continuing operations decreased approximately $1.5 million to $19.2 million at March 31, 2004 from $20.7 million at December 31, 2003. Accrued liabilities were impacted by the accrual of a patent infringement judgment (including legal costs) against the Company offset by payments of previously accrued restructuring costs, timing of biweekly payroll and related compensation accruals, payment of accrued commissions and release of tax reserves after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. See Part II, Item 1. Legal Proceedings for a discussion of the patent infringement judgment. See Part I, Item 2, Discontinued Operations above for a discussion of the Company’s foreign tax assessment. At March 31, 2004, the Company’s remaining restructuring obligations were approximately $864,000 for employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for its restructuring activities will be made within the next six months with the exception of lease termination costs, which could require cash payments through 2005 to the extent sub-leases are not obtained.

Investing Activities. The Company spent $715,000 and $1.4 million during the three months ended March 31, 2004 and 2003, respectively, on equipment needed in its continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2004 will approximate $1.2 million.

On November 1, 1999, the Company sold 95% of the equity in its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of March 31, 2004 for this obligation is approximately $1.4 million. The Company subsequently sold all the stock it retained following the November 1999 transaction.

Financing Activities. During the three months ended March 31, 2004, and 2003, the Company received proceeds from the sale of Company common stock of $187,000 and $124,000, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. The Company made no purchases during the three months ended March 31, 2004. For the three months ended March 31, 2003, the Company repurchased 36,000 shares at a total cost of approximately $34,000. The Company may commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes.

At December 31, 2003 the Company has U.S. foreign net operating loss carryforward (NOLs) aggregating approximately $254 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006.

Summary. The Company believes that its current cash reserves, will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) make potential acquisitions and strategic investments. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

Outlook

As the telecommunications industry begins to show signs of recovery, timing of Communication Service Provider (“CSP”) purchasing activity in communications software and messaging products may be somewhat variable. The Company anticipates that a more consistent spending pattern will emerge in the second half of 2004. Key growth drivers for 2004 and 2005 include:

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

The Company also expects that reducing the total cost of ownership of communications systems will remain a primary concern for CSPs. By providing open, standards-based platforms, Glenayre believes it is well positioned to help CSPs offer competitive services with a low total cost of ownership. However, it is possible that macroeconomic conditions may negatively impact this outlook if the industry’s economic recovery does not continue.

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

Bruce M. Bales was appointed as President of Glenayre’s Messaging Business on April 27, 2004. Mr. Bales assumed responsibility for the day-to-day management of the Company’s messaging and enhanced services business.

This Outlook section contains forward-looking statements that are subject to the risks described under the Risk Factors That May Affect Future Results immediately below.

Risk Factors That May Affect Future Results

The Company’s business and financial results are subject to certain risks and uncertainties as follows:

Competition

The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. Several of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these remaining firms continues to be quite fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability and services and support.

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

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the three months ended March 31, 2004, Alltel Communications, Nortel Networks (an OEM partner, as described below), U.S. Cellular and Nextel Communications individually accounted for approximately 22%, 16%, 14% and 13%, respectively, of the Company’s total revenue from continuing operations. During the three months ended March 31, 2003, Nortel Networks, U.S. Cellular, Metro PCS, Inc., Nextel Partners, and Nextel Communications individually accounted for approximately 23%, 12%, 12%, 12% and 10%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 9% and 18% of the Company’s total revenue during the three months ended March 31, 2004 and 2003, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

Restructuring Activities

The Company continues to assess its business to align resources and achieve its desired cost structure. Past restructuring efforts have been based on certain assumptions regarding the cost structure of the Company’s business which may not be correct. These restructuring efforts may not be sufficient for the Company to achieve profitability and meet the changes in industry and market conditions. The Company will continue to make judgments as to whether further reductions in its workforce may be required. These workforce reductions may impair the Company’s ability to achieve its current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by the Company to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings and a return to profitability.

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

Furthermore, any intellectual property infringement claims asserted by a third party against the Company could be time-consuming and costly to defend, divert management’s attention and resources, cause product and service delays, or require the Company to pay damages to or enter into licensing agreements. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using such technology, as licensing arrangements may not be available on commercially reasonable terms. If the Company were unable to license the infringed or similar technology on commercially reasonable terms, this could have a material adverse effect on its business, financial condition and results of operations.

The Company is currently subject to certain infringement claims and in April 2004 the Company lost an appeal of a previously disclosed patent infringement judgment of approximately $2.7 million in damages, plus interest and costs. Although the Company is not aware of any of its technology infringing any third party rights, the Company expects that its products will continue to be subject to third-party infringement claims. See Part II, Item 1. Legal Proceedings.

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

International Business Risks

Approximately 16% and 10% of total revenues from continuing operations for the three months ended March 31, 2004 and 2003, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the three months ended March 31, 2004 were negotiated in U.S. dollars, Glenayre may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

The Company has made, and in the future, may continue to make, strategic investments in other companies. These investments have been made in, and future investments will likely be made in, immature businesses with unproven track records and technologies. Such investments and acquisitions have a high degree of risk, with the possibility that the Company may lose its entire investment. The Company may not be able to identify suitable investment candidates, and, even if it does, the Company may not be able to make those investments on acceptable terms. In addition, even if the Company makes such investments, it may not gain strategic benefits from those investments.

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

Delisting from the NASDAQ National Market

The Company’s common stock currently trades on the NASDAQ National Market (NASDAQ). The continued listing requirements of NASDAQ require that the closing bid price of the Company’s common stock not remain below $1.00 for more than 30 consecutive trading days. After notice from NASDAQ that the Company’s common stock has failed to satisfy this test, NASDAQ may commence suspension and delisting procedures unless within 90 days following receipt of such notice the closing bid price of the Company’s common stock is $1.00 or greater for at least 10 consecutive trading days. There can be no assurance that the trading price of the Company’s common stock will meet the minimum bid price requirement and, in the future, the Company’s common stock could be subject to delisting. If the Company’s common stock were to be delisted from trading on NASDAQ the trading market for the common stock could be materially adversely affected.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At March 31, 2004, approximately U.S. $1.9 million or 3.4% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $187,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $187,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any currency hedge transactions as of March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures as of March 31, 2004 and have determined that such disclosure controls and procedures are effective.

During the quarter ended March 31, 2004, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEMS 2, 3, 4 and 5 are inapplicable and have been omitted.

ITEM 1. LEGAL PROCEEDINGS

Pilot Pacific Properties, Inc. — In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc., (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002 (“Pilot Action”), seek total damages of over $12.0 million (Canadian), for the return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against Glenayre for $4.3 million (Canadian) for unpaid invoices and lost profits of $60.0 to $65.0 million (Canadian). On April 30, 2003, Glenayre was successful in amending its statement of claim to, among other things, include claims of breach of trust and fraud and to join Pilot Pacific’s chief executive officer and former corporate controller as additional defendants. The defendants’ efforts to appeal this ruling were dismissed. On May 26, 2003, the defendants filed an amended counterclaim alleging fraudulent misrepresentations by the Company and the Company’s then serving chief executive officer and increasing the claim for unpaid invoices from $4.3 million (Canadian) to approximately $6.0 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust. This case is scheduled for trial in September 2004. While the parties’ discovery is still ongoing, based on the investigations conducted in the lawsuits to date, the Company believes that it should prevail on its claims against Pilot Pacific and in defending all claims alleged by Pilot Pacific in the counterclaims.

In February 2004, the Company commenced an action against E Court V Holdings, Inc., which is related to Pilot through their common director. In this action, the Company alleges that Pilot improperly contributed funds it received from the Company to E Court V and that E Court V used these funds to purchase a neighboring property. The Company intended these funds for construction of the Company’s Vancouver office building (as described above). The Company also registered a Certification of Pending Litigation against such property. E Court V has alleged in its counterclaim that this action was improperly commenced. In April 2004, the Company applied to consolidate this E Court V action with the Pilot Action.

Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002, the Company filed a lawsuit in the federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. As a result of the Company’s filing the declaratory judgment action, most of the lawsuits filed against the Company’s customers were stayed pending resolution of the declaratory judgment action. The two lawsuits that were not stayed each were subsequently dismissed. On April 1, 2003 the jury found in favor of Jackson and awarded damages of $12.0 million. In a post- trial motion, the judge found no reasonable basis for the jury’s damages calculation and reduced the award to $2.7 million plus pre- and post-judgment interest and certain court costs. Jackson’s patent expired on June 24, 2003. On July 24, 2003, Jackson accepted the reduced damages award, and the court entered judgment that included $2.7 million royalty fee, plus interest and costs. On August 18, 2003 the Company filed a notice to appeal the judgment and moved for and was granted a stay of execution pending appeal. On April 8, 2004 a three-justice panel of the United States Court of Appeals for the Federal Circuit affirmed the $2.7 million judgment previously awarded to Jackson. Although Jackson may continue to pursue claims against the Company’s customers, the Company believes that the amount awarded Jackson would fully compensate for use of the patent by the Company and its customers. On April 22, 2004, the Company filed a petition with the Court of Appeals seeking to have the entire Court reconsider the April 8th decision rendered by the three-justice panel. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense, and released a reserve of $770,000 of previously accrued legal costs associated with this case. Included in the Company’s restricted cash is $2.9 million for a letter of credit the Company posted as a security during the third quarter of 2003 in connection with this case.

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

The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on a Calgary, Canada residential development, Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to reverse this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations regarding these lawsuits but discovery has not yet commenced.

In March of 2004, one of the lawsuits was discontinued by the plaintiffs. The total of the remaining nineteen lawsuits are seeking approximately $21.5 million (Canadian) in damages. In April of 2004, the Company made an application for grant of summary judgment in the representative case for this matter.

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

     (b) Reports on Form 8-K

     On March 1, 2004, the Company filed a Current Report on Form 8-K to report that the Company had issued a press release providing financial results for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.
(Registrant)
/s/ Debra Ziola Debra Ziola Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 7, 2004

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