Form 10-Q
period 2004-06-30
GLENAYRE TECHNOLOGIES INC
filed 2004-08-06
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at July 30, 2004 was 66,673,518 shares.

Glenayre Technologies, Inc. and Subsidiaries

Glenayre Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Glenayre Technologies, Inc. Board of Directors and Stockholders Atlanta, Georgia

We have reviewed the condensed consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the six months ended June 30, 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 18, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Atlanta, Georgia
August 3, 2004

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$47,606	$65,853
Short-term investments	38,998	33,007
Restricted cash	258	3,148
Accounts receivable, net	9,198	9,769
Inventories, net	7,710	5,828
Other current asset, discontinued operations	3,249	3,374
Prepaid expenses and other current assets	3,196	3,180

Total Current Assets	110,215	124,159
Property, plant and equipment, net	8,744	8,365
Other assets	787	831

TOTAL ASSETS	$119,746	$133,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,092	$3,142
Deferred revenue	4,599	4,369
Accrued liabilities	15,896	20,695
Accrued liabilities, discontinued operations	4,079	7,567

Total Current Liabilities	26,666	35,773
Other liabilities	3,619	4,000
Accrued liabilities, discontinued operations - noncurrent	617	3,350
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2004 - 66,653,325 shares; 2003 - 66,384,928 shares	1,333	1,327
Contributed capital	362,528	362,273
Accumulated deficit	(275,017)	(273,368)

Total Stockholders’ Equity	88,844	90,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,746	$133,355

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months Ended June 30,
	2004	2003
REVENUES:
Product sales	$7,201	$10,420
Service revenues	5,025	4,208

Total Revenues	12,226	14,628

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	2,685	5,593
Cost of services	2,239	2,729

Total Cost of Revenues	4,924	8,322

GROSS MARGIN (exclusive of depreciation shown separately below):	7,302	6,306
OPERATING EXPENSES:
Selling, general and administrative expense	5,016	5,563
Provision for doubtful receivables, net of recoveries	28	(47)
Research and development expense	3,216	4,774
Restructuring expense	75	1,582
Depreciation expense	419	264

Total Operating Expenses	8,754	12,136

OPERATING LOSS	(1,452)	(5,830)

OTHER INCOME (EXPENSES):
Interest income	249	469
Interest expense	(5)	(9)
Gain (loss) on disposal of assets, net	—	—
Other gain (loss), net	(14)	3

Total Other Income	230	463

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,222)	(5,367)
Provision for income taxes	19	—

LOSS FROM CONTINUING OPERATIONS	(1,241)	(5,367)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	3,808	(1,104)

NET INCOME (LOSS)	$2,567	$(6,471)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.02)	$(0.08)
Income (loss) from discontinued operations	0.06	(0.02)

Net income (loss) per weighted average common share	$0.04	$(0.10)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.02)	$(0.08)
Income (loss) from discontinued operations	0.06	(0.02)

Net income (loss) per weighted average common share	$0.04	$(0.10)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
REVENUES:
Product sales	$13,038	$19,827
Service revenues	9,382	8,144

Total Revenues	22,420	27,971

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	8,541	9,309
Cost of services	4,386	5,330

Total Cost of Revenues	12,927	14,639

GROSS MARGIN (exclusive of depreciation shown separately below):	9,493	13,332
OPERATING EXPENSES:
Selling, general and administrative expense	9,319	13,519
Provision for doubtful receivables, net of recoveries	(64)	(215)
Research and development expense	6,637	9,983
Restructuring expense	112	1,804
Depreciation expense	816	408

Total Operating Expenses	16,820	25,499

OPERATING LOSS	(7,327)	(12,167)

OTHER INCOME (EXPENSES):
Interest income	524	927
Interest expense	(214)	(42)
Gain (loss) on disposal of assets, net	(6)	14
Other gain (loss), net	(66)	96

Total Other Income	238	995

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(7,089)	(11,172)
Provision for income taxes	53	28

LOSS FROM CONTINUING OPERATIONS	(7,142)	(11,200)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	5,493	202

NET LOSS	$(1,649)	$(10,998)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.11)	$(0.17)
Income from discontinued operations	0.08	0.00

Net loss per weighted average common share	$(0.02)	$(0.17)

INCOME (LOSS) PER COMMON SHARE -— ASSUMING DILUTION (1):
Loss from continuing operations	$(0.11)	$(0.17)
Income from discontinued operations	0.08	0.00

Net loss per weighted average common share	$(0.02)	$(0.17)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Contributed	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2004	66,385	$1,327	$362,273	$(273,368)	$90,232
Net loss				(1,649)	(1,649)
Shares issued for Employee Stock Purchase Plan and option exercises	268	6	255		261

Balances, June 30, 2004	66,653	$1,333	$362,528	$(275,017)	$88,844

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(11,316)	$(7,919)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,201)	(2,806)
Investment in short-term securities	(5,991)	(5,841)

NET CASH USED IN INVESTING ACTIVITIES	(7,192)	(8,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	261	235
Purchase of treasury stock	—	(34)

NET CASH PROVIDED BY FINANCING ACTIVITIES	261	201

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,247)	(16,365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,853	64,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,606	$47,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$197	$42
Income taxes	347	22

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

The Company’s operations also include its Wireless Messaging (Paging) business, which the Company began exiting in May 2001. Consequently, the operating results of the Paging segment are reported as discontinued operations in the accompanying financial statements. See Note 3.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Restricted cash at June 30, 2004 consists of time deposits pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

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

Inventories

Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $89,000 and $665,000 during the six month periods ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, inventories of $7.7 million and $5.8 million, respectively, were net of reserves of approximately $3.6 million for both periods. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Property, Plant and Equipment

Property, plant and equipment, including internally developed software, are stated at cost less accumulated depreciation. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20 years; furniture, fixtures and equipment, 3-7 years; internally developed software, 5-10 years).

Impairment of Long-Lived Assets

The Company records the impairment or disposal of long-lived assets according to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and internal use software when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recorded during the six months ended June 30, 2004.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Foreign Currency Translation

The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates, except for depreciation, which is translated at the exchange rate in effect when the related assets were acquired. The resulting gains or losses on currency translations, which are not significant, are included in the unaudited condensed consolidated statements of operations or as a cumulative exchange adjustment in the unaudited condensed consolidated statements of stockholders’ equity.

Revenue Recognition

The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements; as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company typically has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

The Company allocates revenue on arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately or to that price set by the Company’s pricing authority for new products. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each element.

The Company recognizes service revenues from installation and repair services based on a standard price list in effect when such services are provided to customers. Installation is typically not essential to the functionality of the products sold and is usually inconsequential or perfunctory to the sale of the products. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until the installation is completed. Revenues derived from contractual post installation support services are recognized ratably over the contract support period.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Significant Customers

During the six months ended June 30, 2004, Alltel Communications, Nortel Networks (an OEM partner, as described below), Nextel Communications and U.S. Cellular, individually accounted for approximately 20%, 14%, 13%, and 11%, respectively, of the Company’s total revenue from continuing operations. During the six months ended June 30, 2003, Nextel Communications and Nortel Networks (an OEM partner) individually accounted for approximately 23% and 17%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers, including T-Mobile, whose purchases of Glenayre’s products from Nortel represented approximately 8% and 14% of the Company’s total revenues during the six months ended June 30, 2004 and 2003, respectively.

Product Related Software Costs

Product related computer software development costs are expensed as incurred in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Such costs are required to be expensed until the point of technological feasibility is established. Costs, which may otherwise be capitalized after such point, are generally not significant and are therefore expensed as incurred.

Internal Use Software Development Costs

The Company capitalizes the cost associated with the internal development of major business process application software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses preliminary project assessment, research and development, re-engineering and application maintenance costs. No costs were capitalized for the six months ended June 30, 2004 or 2003.

Estimated Warranty Costs

The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ from previous estimates, additional adjustments may be required. The following is a summary of activity of the Company’s continuing operations warranty obligation for the six months ended June 30, 2004:

Balance at January 1, 2004	$1,257
Provision for and changes in warranty obligations	24
Payments of warranty obligations	(370)
Recoveries of warranty obligations	373

Balance at March 31, 2004	1,284
Provision for and changes in warranty obligations	(158)
Payments of warranty obligations	(320)
Recoveries of warranty obligations	310

Balance at June 30, 2004	$1,116

The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services are recognized ratably over the contracted support period. Deferred revenue at June 30, 2004 related to post installation support services was approximately $1.1 million of the $4.6 million of deferred revenue.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 10. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25); and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method per APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three and six month periods ended June 30, 2004 and 2003:

	Three months Ended		Six months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Loss from continuing operations - as reported	$(1,241)	$(5,367)	$(7,142)	$(11,200)
Pro forma stock option expense (1)	(308)	(28)	(547)	(269)

Loss from continuing operations – pro forma	$(1,549)	$(5,395)	$(7,689)	$(11,469)

Loss from continuing operations per common share - as reported	$(0.02)	$(0.08)	$(0.11)	$(0.17)
Pro forma stock option expense	—	—	—	—

Loss from continuing operations per common share - pro forma	$(0.02)	$(0.08)	$(0.11)	$(0.17)

Loss from continuing operations, assuming dilution - as reported	$(0.02)	$(0.08)	$(0.11)	$(0.17)
Pro forma stock option expense	—	—	—	—

Loss from continuing operations, assuming dilution - pro forma	$(0.02)	$(0.08)	$(0.11)	$(0.17)

(1) As a result of terminations in 2004 and 2003 resulting from restructuring activities and voluntary terminations, a credit to the pro forma stock option expense was included in the June 30, 2004 and 2003 pro forma stock option expense. The credit for the three months was approximately $26,000 and $214,000, respectively, or $0.00 per share for each quarter. The credit for the six months ended June 30, 2004 and 2003 was approximately $104,000 and $290,000, respectively, or $0.00 per share for each period. This credit related to the pro forma stock option expense previously recognized for these employees in prior periods.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Commitments and Contingencies

During the ordinary course of business contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Income (Loss) Per Common Share

The Company computes income (loss) per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. There were no shares of potential common stock included in the calculation of diluted income (loss) per share for the three and six months ended June 30, 2004 and 2003 as their effect would be antidilutive for those periods. See Note 10.

Impact of Recently Issued Accounting Standards

In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (FSP) No. FAS 106-1 and 106-2. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. FAS 106-1 and 106-2 are effective for the Company beginning with the year ended December 31, 2003 and the interim period ended September 30, 2004, respectively. Under FAS 106-1 the Company elected to defer recognition of the effects of the Act on its post retirement benefit plan until authoritative guidance on the accounting for the federal subsidy is issued in accordance with alternatives prescribed by FSP No. FAS 106-1. FSP No. FAS 106-2 is applicable if i) the prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act and ii) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The measures of the APBO or net periodic postretirement benefit cost do not currently reflect any amount associated with the subsidy, as allowed by FSP No. 106-2, because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. Under FAS 106-2, once the Company determines applicability, the Company has two alternative methods of transition: i) retroactive application to the date of enactment or ii) prospective application from the date of adoption.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

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

During the second quarter of 2004, the Company recorded restructuring charges of $88,000 for severance and outplacement services primarily related to the reduction of the Company’s manufacturing workforce in April 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $13,000 primarily related to a reduction in accrued severance benefits.

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

During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s 2003 first quarter restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs expected to be incurred by the Company through October 2006.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The following is a summary of activity for the six months ended June 30, 2004 related to the restructuring reserves:

	Severance	Lease Cancellation
	and Benefits	and Other Exit Costs	Total
Balance at January 1, 2004	$240	$953	$1,193
Expense accrued	58	—	58
Credits and changes in estimates	(11)	(10)	(21)
Payments	(190)	(176)	(366)

Balance at March 31, 2004	$97	$767	$864

Expense accrued	88	—	88
Credits and changes in estimates	(13)	—	(13)
Payments	(107)	(170)	(277)

Balance at June 30, 2004	$65	$597	$662

3. Discontinued Operations

In May 2001, the Company began exiting its Paging business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment based in Atlanta, Georgia. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s unaudited condensed consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased by May 2002, the end of the transition period.

Results for discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gain (loss) on disposal before income taxes	$3,822	$(1,104)	$4,201	$202
Income Tax Benefit (Provision)	(14)	—	1,292	—

Gain on disposal of discontinued operations	3,808	(1,104)	5,493	202

Income (loss) from discontinued operations	$3,808	$(1,104)	$5,493	$202

In the first quarter of 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $379,000 was recorded. The adjustments to the original estimates related primarily to better than anticipated recoveries received from paging customers and to asset and inventory liquidations. In addition, the Company recorded a $1.3 million reduction in its tax liability relating to the discontinued operations primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries.

During the second quarter of 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, the Company recorded a net decrease in the loss on disposal of $3.8 million. $1.5 million of this decrease was a reduction to the Company’s liability for legal and other costs associated with its former Vancouver facility as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies subsequent to June 30, 2004. The remaining $2.3 million decrease was primarily due to i) reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support, ii) to the collection of accounts receivable previously reserved for and iii) to additional inventory liquidations.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

In the first quarter of 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, a net reduction in the loss on disposal of $1.3 million was recorded. The adjustments to the original estimates made at May 23, 2001 related primarily to collections of accounts receivable previously reserved for, reduction in the original estimate of anticipated headcount related costs to support the on-going obligations and commitments partially offset by additional write-down of the market value of the Singapore facility.

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

4. Accounts Receivable

Accounts receivable related to continuing operations consist of:

	June 30,	December 31,
	2004	2003
Trade receivables	$9,485	$10,132
Less: allowance for doubtful accounts	(287)	(363)

	$9,198	$9,769

5. Inventories

Inventories, net of reserves, related to continuing operations consist of:

	June 30,	December 31,
	2004	2003
Raw materials	$3,682	$3,552
Work-in-process	718	772
Finished goods	3,310	1,504

	$7,710	$5,828

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

6. Accrued Liabilities

Accrued liabilities at June 30, 2004 and December 31, 2003 consisted of:

	June 30,	December 31,
	2004	2003
Accrued income taxes	$5,325	$6,590
Accrued royalty fees	1,148	1,262
Accrued payroll costs	3,045	3,244
Accrued warranty costs	1,116	1,257
Accrued loss on unfavorable contracts	—	1,884
Accrued restructuring costs	589	979
Accrued legal fees	538	1,238
Other accruals	4,135	4,241

	$15,896	$20,695

7. Other Liabilities

Other liabilities at June 30, 2004 and December 31, 2003 consist of:

	June 30,	December 31,
	2004	2003
Post retirement benefit accrual	$2,370	$2,336
Accrued restructuring costs	73	214
Other	1,176	1,450

	$3,619	$4,000

8. Income Taxes

The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income tax benefit federal U.S. statutory rate	$(427)	$(1,771)	$(2,481)	$(3,735)
Increase in valuation allowance	415	1,762	2,459	3,717
State and foreign taxes, net of federal benefit and related valuation allowance	19	—	53	28
Other non deductibles	12	9	22	18

Income tax provision	$19	$—	$53	$28

The Company accounts for income taxes under the liability method in accordance with FAS 109. At June 30, 2004, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to FAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed whether the net deferred asset at June 30, 2004 was realizable and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

9. Employee Benefit Plans, Postretirement Health Care Benefits

Net postretirement benefit costs consist of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service Cost	$13	$44	$26	$88
Interest cost on APBO	27	61	54	122
Amortization of transition obligation	—	13	—	26
Amortization of prior service costs	(63)	8	(127)	15
Amortization of actuarial loss	15	8	30	17

	$(8)	$134	$(17)	$268

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

10. Stockholders’ Equity

(a) Loss from Continuing Operations per Common Share

The following table sets forth the computation of loss from continuing operations per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2003	2002
Numerator:
Net loss from continuing operations	$(1,241)	$(5,367)	$(7,142)	$(11,200)
Denominator:
Denominator for basic income from continuing operations per share – weighted average shares	66,616	65,574	66,533	65,555
Effect of dilutive securities: Stock options	—	—	—	—

Denominator for diluted loss from continuing operations per share	66,616	65,574	66,533	65,555

Loss from continuing operations per weighted average common share	$(0.02)	$(0.08)	$(0.11)	$(0.17)

Loss from continuing operations per common share-assuming dilution	$(0.02)	$(0.08)	$(0.11)	$(0.17)

There were no shares of potential common stock included in the calculation of diluted loss per share for the six months ended June 30, 2004 and 2003 as their effect would be antidilutive for those periods.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

(b) Incentive Stock Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) and an employee stock purchase plan that were approved by the stockholders and are administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares.

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

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2004	June 30, 2003
Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	2.1% to 4.7%	1.0% to 3.3%
Volatility	0.77	0.87
Dividend Yield	—	—

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

11. Commitments and Contingencies

Litigation

Pilot Pacific Properties, Inc. — In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. (“Pilot Pacific”), in Vancouver, British Columbia seeking total damages of over $12.0 million (Canadian) for breach of fiduciary duties and improper charges made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In response, Pilot Pacific filed counterclaims against the Company for unpaid invoices of $6.0 million (Canadian) and lost profits of $60.0 to $65.0 million

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

(Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust. On February 10, 2004, the Company commenced an action against E Court V Holdings, Ltd. (“E Court”), a related company to Pilot Pacific Properties, Inc. In this E Court action, the Company alleges that Pilot Pacific improperly contributed to E Court funds that were provided to Pilot Pacific for the designated purpose of constructing the Company’s office building in Vancouver (as described above) and which E Court used to purchase a neighboring property. The Company also registered a Certification of Pending Litigation against such property. E Court has alleged in its counterclaim that this action was improperly commenced. This E Court action was consolidated with the case against Pilot Pacific in May of 2004.

In July 2004 the Company entered into a settlement agreement with Pilot Pacific Holdings Inc. and its associated companies (Pilot) related to the matters discussed above. As part of the terms of this settlement, the Company received $5.7 million (Canadian) and Pilot agreed to place an additional $2.0 million (Canadian) in escrow during an agreed-upon investigation period while the Company continues to search for additional recoverable assets. In addition, as part of the terms of this settlement agreement, the Company will receive $3.2 million ($4.4 million Canadian) it previously deposited with the court as security for Pilot’s claim of lien in connection with the 2003 sale of the Vancouver facility. This $3.2 million ($4.4 million Canadian) is included in other current assets on the Company’s balance sheet at June 30, 2004. At the end of the Company’s investigation period, which is expected to last 60 days, the Company can elect to accept or reject the settlement. If the settlement is accepted, the Company will receive from escrow the $2.0 million (Canadian) plus the value of additional recoverable assets (if any) discovered during the investigation period, and all current claims by the Company and Pilot against each other will be dismissed. If the Company rejects the settlement, the litigation, including Pilot’s claims against the Company, would continue with the trials likely being held in 2005. If the Company elects to continue with the trials, the $2.0 million (Canadian) plus the value of any additional recoverable assets discovered during the investigation period would remain in trust or otherwise secured. During the second quarter of 2004 the Company recorded a $1.5 million reduction in its liability for legal and other costs associated with this litigation as a result of entering into this settlement agreement. The $5.7 million (Canadian) received subsequent to June 30, 2004 and the $2.0 million (Canadian) to be placed into escrow by Pilot are gain contingencies which will be recorded in periods subsequent to June 30, 2004 if realized.

In connection with the sale and licensing of the Company’s products, the Company typically agrees to defend and indemnify its customers against claims that the Company’s products infringe the intellectual property rights of third parties.

Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and a post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues), $200,000 interest expense and an adjustment of the estimated liability for accrued legal cost associated with this case of $770,000.

On April 22, 2004, the Company filed a petition with the Court of Appeals seeking to have the entire Court reconsider the three-judge panel’s earlier decision. Following the denial by the Court of Appeals of the Company’s petition for an en banc rehearing on May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. This ruling is currently being appealed by Jackson. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004. The Company paid the $2.7 million award plus interest during the second quarter of 2004.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

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

In March 2004, one of the lawsuits was discontinued by the plaintiffs. The remaining nineteen lawsuits seek approximately $21.5 million (Canadian) in total damages. In April 2004, the Company made an application for grant of summary judgment in the representative case for this matter.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. With the exception of two sets of plaintiffs (who are allowed until August 16, 2004 to service their statement of claim), none of the statements of claims of these plaintiffs were served on the Company and, within the one-year statutory period as a result of which, all but two of these claims have been discontinued.

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

Other Commitments

In prior years the Company sold its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of June 30, 2004 for this obligation is approximately $1.3 million.

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

Overview

The past three years have been very challenging for the telecommunications industry generally and the wireless segment in particular. Capital spending by Communication Service Providers (“CSPs”) on network expansions declined as the CSPs focused on improving their return on capital investments through operating efficiencies. Total cost of ownership, including product quality and the ease of implementing technology advancements became significant factors in the CSPs capital spending decisions. Attracting and retaining wireless subscribers continues to be a key focus for CSPs, and has intensified as a result of a number of portability laws that came into effect during 2003. While much of the recent competition between wireless carriers has been focused around pricing plans, the use of features and applications to create differentiation continues to be an important strategy. If the general health of the wireless industry continues to improve, the Company anticipates additional competition between wireless carriers based on technology and applications and this will result in increased spending related to such applications.

The Company has responded to this changing environment with significant quality improvements to its legacy products, with product cost reductions that allow it to price its products competitively, and with a continued focus on customer satisfaction. In addition, despite several restructurings to reduce operating costs, the Company has remained focused on the development of Versera ICE, the Company’s next generation messaging platform, and the introduction of several new applications including Multimedia messaging, Missed Call, and MessageMe. During the second quarter of 2004 the Company recorded the sale of its first next generation messaging platform and began generating revenues from the new applications. The Company’s backlog contains additional orders for these new products that will be delivered in the second half of 2004.

Quarterly and year-to-date revenues through June 30, 2004 declined from the same periods last year due to reductions in capital spending by the Company’s carrier customers for the Company’s products and increased price competition. Gross margins declined during the same periods primarily due to a $2.7 million charge the Company recorded during the first quarter of 2004 as a result of damages awarded to Philip Jackson in a patent infringement suit against Glenayre (see Part II, Item 1. Legal Proceedings). Operating expenses declined from the same periods last year as a result of restructuring activities the Company implemented during 2003.

During the remainder of 2004, the Company plans to maintain its focus on marketing the new Versera ICE next generation messaging platform, on developing new applications and on obtaining new distribution channels for these products. The Company currently expects that revenues for the second half of 2004 will increase over the first half of 2004, driven by anticipated sales of its Versera ICE product and recently introduced applications. In addition, the Company will continue to explore opportunities to grow through strategic acquisitions and investments.

Critical Accounting Policies and Estimates

General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these unaudited condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Exiting customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

The Company allocates revenue on arrangements involving multiple-elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately or to that price set by the Company’s pricing authority for new products. The Company has analyzed all the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each element.

The Company recognizes service revenues from installation and repair services based on standard price list in effect when such services are provided to customers. Installation is typically not essential to the functionality of the products sold and is usually inconsequential or perfunctory to the sale of the products. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until installation is completed. Revenues derived from contractual post installation support services are recognized ratably over the contract support period.

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

Estimated Warranty Costs. The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. At June 30, 2004, the Company’s reserve for warranty obligations was $1.1 million. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ from previous estimates, additional adjustments may be required.

The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. The Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services are recognized ratably over the contracted support period. Deferred revenue at June 30, 2004 related to post installation support services was approximately $1.1 million of the total $4.6 million of deferred revenue.

Inventory. The Company states its inventories at the lower of average cost or market. On a quarterly basis the Company assesses the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. At times the Company has experienced changes in required reserves due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $89,000 and $665,000 during the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004 and December 31, 2003, inventories related to continuing operations of $7.7 million and $5.8 million, respectively, were net of reserves of approximately $3.6 million for both periods.

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

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Paging segment. At June 30, 2004 the Company had current liabilities and non-current liabilities of $4.1 million and $0.6 million, respectively, related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $2.6 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consists of (i) lease commitments and (ii) estimated operating costs during the wind down period and other estimated business exit costs related to meeting customer contractual commitments.

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

At December 31, 2003, the Company had net deferred tax assets of $146.5 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed whether its net deferred asset was realizable and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. During 2002 and 2003, due to its continued operating losses, the Company maintained a full valuation allowance. Until the Company reaches an appropriate level of profitability, no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future an adjustment to the deferred tax asset would increase income in the period such determination was made.

Commitments and Contingencies. During the ordinary course of business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company records a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending, or threatened litigation is identified by the Company and such legal costs can be reasonably estimated. The Company records a loss contingency for unfavorable contracts at the time the loss is determined to be probable and the amount of loss can be reasonably estimated.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Paging business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter of 2001. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s unaudited condensed consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. See Note 3 to the Company’s unaudited condensed consolidated financial statements.

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

The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. As of June 30, 2004, the Company reported assets with a net realizable value of approximately $3.2 million related to funds held as security by the courts in connection with certain litigation related to the Vancouver, British Columbia facility that the Company sold during the fourth quarter of 2003. See Part II, Item 1. Legal Proceedings.

The Company reported current liabilities and non-current liabilities of $4.1 million and $0.6 million, respectively, at June 30, 2004, related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations arising prior to the discontinuance of the segment. Approximately $2.6 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs and (ii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments.

During the three months ended June 30, 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, the Company recorded a net decrease in the loss on disposal of $3.8 million. $1.5 million of this decrease was a reduction to its liability for legal and other costs associated with its former Vancouver facility as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies subsequent to June 30, 2004. Refer to Part II, Item 1. Legal Proceedings for additional information. The remaining $2.3 million decrease was primarily due to i) a reduction in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support, ii) better than anticipated recoveries received from paging customers, iii) the collection of accounts receivable previously reserved for and iv) asset and inventory liquidations. During the three months ended March 31, 2004, the Company recorded a $1.3 million reduction in its tax liability relating to the discontinued operations primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. As a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $379,000 was also recorded in the first quarter.

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

The Company estimates that approximately $1.0 million of the remaining liabilities associated with the Paging segment will be disbursed in the remaining quarters of 2004 and the remainder in 2005 and beyond.

Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 3 to the Company’s unaudited condensed consolidated financial statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Glenayre’s unaudited condensed consolidated statements of operations from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUE:
Product sales	59%	71%	58%	71%
Service revenue	41	29	42	29

Total Revenue	100	100	100	100

COST of REVENUE (exclusive of depreciation shown separately below)
Cost of sales	22	38	38	33
Cost of services	18	19	20	19

Total Cost of Revenue	40	57	58	52

GROSS MARGIN (exclusive of depreciation shown separately below)	60	43	42	48
OPERATING EXPENSES:
Selling, general and administrative expense	41	38	41	48
Provision for doubtful receivables, net of recoveries	*	*	*	(1)
Research and development expense	26	33	30	36
Restructuring expense	1	11	*	7
Depreciation expense	3	1	4	1

Total Operating Expenses	72	83	75	91

OPERATING LOSS	(12)	(40)	(33)	(43)

OTHER INCOME (EXPENSES):
Interest income, net	2	3	2	3
Loss on disposal of assets, net	*	—	(1)	*
Realized and unrealized gain (loss) on available-for-sale securities, net	—	—	*	—
Other, net	*	*	*	*

Total Other Income	2	3	1	3

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(10)	(37)	(32)	(40)
Provision (benefit) for income taxes	*	—	*	*

LOSS FROM CONTINUING OPERATIONS	(10)%	(37)%	(32)%	(40)%

* less than 0.5%

Three months Ended June 30, 2004 and 2003

Revenues. Total revenue from continuing operations for the three months ended June 30, 2004 decreased approximately 16% to $12.2 million as compared to $14.6 million for the three months ended June 30, 2003. Product sales for the three months ended June 30, 2004 decreased 31% to $7.2 million as compared to $10.4 million for the three months ended June 30, 2003. Service revenues for the three months ended June 30, 2004 increased 19% to $5.0 million as compared to $4.2 million for the three months ended June 30, 2003. International sales increased to $2.4 million for the three months ended June 30, 2004 as compared to $1.8 million for the three months ended June 30, 2003 and accounted for 20% and 12% of total net sales for the three months ended June 30, 2004 and 2003, respectively. The decrease in product sales for the three months ended June 30, 2004 was due primarily to reductions in capital spending by the Company’s carrier customers for the Company’s products and to increasing price competition. The increase in net service revenues was primarily due to increased post installation support revenue resulting from the growth of the installed base of messaging systems.

During the three months ended June 30, 2004, four customers individually accounted for approximately 18%, 13%, 13% and 11% of the Company’s total revenue from continuing operations. During the three months ended June 30, 2003, four customers individually accounted for 35%, 12%, 10% and 10% of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Margins on Product Sales and Services (exclusive of depreciation). Gross margin on products sold, exclusive of depreciation (product margin), was 63% during the three months ended June 30, 2004 compared to 46% during the three months ended June 30, 2003. The increase in gross margin for the quarter ended June 30, 2004 was due to a more favorable mix of higher margin products and to the recording of a $540,000 reduction to the previously recorded reserve for a loss on an unfavorable multi-year contract with one of the Company’s major customers that was renegotiated during the second quarter of 2004. In addition, the gross margin for the second quarter of 2003 included a charge of $500,000 relating to a licensing agreement settlement. Gross margin on services, exclusive of depreciation (service margin), was 55% during the three months ended June 30, 2004 compared to 35% during the three months ended June 30, 2003. Service margins increased during the three months ended June 30, 2004 primarily as a result of cost reductions related to the Company’s 2003 restructuring activities.

Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately 10% to $5.0 million for the three months ended June 30, 2004 from $5.6 million for the three months ended June 30, 2003. The selling, general and administrative expenses were lower for the three months of 2004 compared to 2003 due to reduced employee and facility costs as a result of the Company’s 2003 restructuring activities.

Provision for Doubtful Receivables, net of Recoveries. The provision for doubtful receivables was $28,000 during the three months ended June 30, 2004 compared to a credit of $47,000 during the three months ended June 30, 2003. The charge for the three months of 2004 is due to the Company’s reserve calculation on the aging of receivables and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk. The credit in the three months of 2003 was primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

Research and Development Expense. Research and development expenses decreased to $3.2 million during the three months ended June 30, 2004 compared to $4.8 million during the three months ended June 30, 2003. The decrease of approximately $1.6 million is primarily attributable to completing the core development of the Company’s next generation Versera ICE messaging platform product in the second quarter of 2004. Research and development costs are expensed as incurred. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the second quarter of 2004, the Company recorded a restructuring charge of $88,000 for severance and outplacement services related primarily to the reduction of the Company’s manufacturing workforce during the second quarter of 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $13,000 primarily related to a reduction in accrued severance benefits. During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s first quarter 2003 restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs expected to be incurred by the Company.

Depreciation Expense. Depreciation expense was $419,000 during the three months ended June 30, 2004 compared to $264,000 during the three months ended June 30, 2003. The increase in depreciation expense was due to an increase in capital equipment purchased during the current and prior periods.

Interest Income. Interest income was $249,000 and $469,000 for the three months ended June 30, 2004 and 2003, respectively. Interest earned in the second quarter of 2004 was lower primarily due to lower cash balances and lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments was 1.16% at June 30, 2004.

Interest Expense. Interest expense was $5,000 and $9,000 for the three months ended June 30, 2004 and 2003, respectively.

Gain (Loss) on Disposal of Assets. The Company had no asset disposals for the three months ended June 30, 2004 or 2003.

Provision for Income Taxes. Due to the Company’s operating loss during the second quarter of 2004 and 2003 combined with its significant net operating loss carryforwards, no tax benefit was recognized during either period for domestic operations. A provision of approximately $19,000 and $0 was recorded related to foreign tax on earned income from foreign operations for the three months ended June 30, 2004 and 2003, respectively.

Debt Obligations and Contractual Obligations. In prior years the Company sold its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of June 30, 2004 for this obligation is approximately $1.3 million.

Six months Ended June 30, 2004 and 2003

Revenues. Total revenue from continuing operations for the six months ended June 30, 2004 decreased approximately 20% to $22.4 million as compared to $28.0 million for the six months ended June 30, 2003. Product sales for the six months ended June 30, 2004 decreased 34% to $13.0 million as compared to $19.8 million for the six months ended June 30, 2003. Service revenues for the six months ended June 30, 2004 increased 15% to $9.4 million as compared to $8.1 million for the six months ended June 30, 2003. International sales increased to $4.1 million for the six months ended June 30, 2004 as compared to $3.1 million for the six months ended June 30, 2003 and accounted for 18% and 11% of total net sales for the six months ended June 30, 2004 and 2003, respectively. The decrease in product sales for the six months ended June 30, 2004 was due primarily to reductions in capital spending by the Company’s carrier customers for the Company’s products and to increasing price competition. The increase in net service revenues was primarily due to increased post installation support revenue resulting from the growth of the installed base of messaging systems.

During the six months ended June 30, 2004, four customers individually accounted for approximately 20%, 14%, 13% and 11% of the Company’s total revenue from continuing operations. During the six months ended June 30, 2003, two customers individually accounted for 23% and 17% of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Margins on Product Sales and Services (exclusive of depreciation). Gross margin on products sold, exclusive of depreciation (product margin), was 35% during the six months ended June 30, 2004 compared to 53% during the six months ended June 30, 2003. The decline in the product margin was primarily a result of recording a charge of $2.7 million during the first quarter of 2004 relating to a patent infringement judgment against the Company (see Part II, Item 1. Legal Proceedings). This decline was partially offset by the recording of a $540,000 reduction to the previously recorded reserve for a loss on an unfavorable multi-year contract with one of the Company’s major customers that was renegotiated during the second quarter of 2004. Gross margin on services, exclusive of depreciation (service margin), was 53% during the six months ended June 30, 2004 compared to 35% during the six months ended June 30, 2003. Service margins increased during the six months ended June 30, 2004 primarily as a result of cost reductions related to the Company’s 2003 restructuring activities.

Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately 31% to $9.3 million for the six months ended June 30, 2004 from $13.5 million for the six months ended June 30, 2003. Selling, general and administrative expenses were lower for the six months of 2004 compared to 2003 due to reduced employee and facility related costs as a result of the Company’s 2003 restructuring activities.

Provision for Doubtful Receivables, net of Recoveries. The provision for doubtful receivables was a credit of $64,000 during the six months ended June 30, 2004 compared to a credit of $215,000 during the six months ended June 30, 2003. The credit in the six months of 2004 and 2003 were primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

Research and Development Expense. Research and development expenses decreased to $6.6 million during the six months ended June 30, 2004 compared to $10.0 million during the six months ended June 30, 2003. The decrease of approximately $3.4 million is primarily attributable to completing the core development of the Company’s next generation Versera ICE messaging platform product in 2004. Research and development costs are expensed as incurred. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the six months of 2004, the Company recorded a restructuring charge of $146,000 for severance and outplacement services related to the reduction of the Company’s workforce during the first and second quarters of 2003 and the second quarter of 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $34,000 primarily related to a reduction in accrued severance benefits. During the second quarter of 2003, the Company recorded a restructuring charge of $1.4 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 64 positions impacting several functional areas within the Company. In addition to the restructuring charge, a net favorable adjustment of $41,000 was recorded related to the original estimates associated with the Company’s first quarter 2003 restructuring charge for severance. Additionally, the Company recorded a restructuring charge of $183,000 related to lease cancellation and other exit costs expected to be incurred by the Company.

Depreciation Expense. Depreciation expense was $816,000 during the six months ended June 30, 2004 compared to $408,000 during the six months ended June 30, 2003. The increase in depreciation expense was due to an increase in capital equipment purchased during the current and prior periods.

Interest Income. Interest income was $524,000 and $927,000 for the six months ended June 30, 2004 and 2003, respectively. Interest earned in the six months of 2004 was lower primarily due to lower cash and short-term investments and lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments was 1.16% at June 30, 2004.

Interest Expense. Interest expense was $214,000 and $42,000 for the six months ended June 30, 2004 and 2003, respectively. Interest expense in the first quarter of 2004 included $200,000 of interest relating to a patent infringement judgment against the Company. See Part II, Item 1. Legal Proceedings.

Gain (Loss) on Disposal of Assets. The Company recorded a $6,000 loss on disposal of assets with a net book value of $6,000 for the six months ended June 30, 2004.

Provision for Income Taxes. Due to the Company’s operating loss during the first six months of 2004 and 2003 combined with its significant net operating loss carryforwards, no tax benefit was recognized during either period for domestic operations. A provision of approximately $53,000 and $28,000 was recorded related to foreign tax on earned income from foreign operations for the six months ended June 30, 2004 and 2003, respectively.

Debt Obligations and Contractual Obligations. In prior years the Company sold its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of June 30, 2004 for this obligation is approximately $1.3 million.

Financial Condition and Liquidity

Overview. At June 30, 2004, the Company had cash and cash equivalents, restricted cash, and short-term investments totaling $86.9 million. The restricted cash of approximately $258,000 at June 30, 2004 consisted of time deposits pledged as collateral to secure letters of credit. At June 30, 2004, Glenayre’s principal source of liquidity was its $47.6 million of cash and cash equivalents and $39.0 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at June 30, 2004 consisted of bank certificates of deposit, and agency securities guaranteed by the U.S. Government with original maturities of greater than three months but less than twelve months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, liabilities related to discontinued operations, and potential acquisitions.

At June 30, 2004 approximately $4.7 million in discontinued operations liabilities remain outstanding of which the Company anticipates approximately $1.0 million will be disbursed during the second half of 2004 and the remainder in 2005 and beyond.

Operating Activities. Due primarily to the operating losses recorded in the six months ended June 30, 2004 and 2003, cash used in operating activities, including both continuing and discontinued operations, was $11.3 million and $7.9 million for the six months ended June 30, 2004 and 2003, respectively.

Accounts receivable related to continuing operations decreased $0.6 million to $9.2 million at June 30, 2004 from $9.8 million at December 31, 2003. Average days sales outstanding, calculated based on six months rolling average, decreased 15 days to 46 days at June 30, 2004 from 61 days at December 31, 2003. The decrease in accounts receivable from continuing operations was due primarily to decreased sales for the second quarter of 2004 as compared to the fourth quarter of 2003 and the reduction of days sales outstanding.

Inventories related to continuing operations increased $1.9 million to $7.7 million at June 30, 2004 from $5.8 million at December 31, 2003. The increase in inventories was primarily due to deferring the cost, and the related recognition of revenue, on various customer orders for new products shipped to customers during the second quarter where installation that is essential to the functionality of the product was not completed. The increase was also due to purchases related to the Company’s next generation messaging platform product to meet anticipated shipments during the third quarter of 2004.

Accounts payable decreased $1.0 million to $2.1 million at June 30, 2004 from $3.1 million at December 31, 2003 primarily as a result of the timing of inventory purchases. Accrued liabilities related to continuing operations decreased approximately $4.8 million to $15.9 million at June 30, 2004 from $20.7 million at December 31, 2003. The decrease in accrued liabilities was due to charges against and adjustments to the reserve for a loss on an unfavorable multi-year contract, payments of previously accrued restructuring costs, timing of biweekly payroll and related compensation accruals, payment of accrued commissions and release of tax reserves after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. See Part I, Item 2, Discontinued Operations above for a discussion of the Company’s foreign tax assessment. At June 30, 2004, the Company’s remaining restructuring obligations were approximately $663,000 related to employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for its restructuring activities will be made within the next three months with the exception of lease termination costs, which require cash payments through 2005.

Investing Activities. The Company spent $1.2 million and $2.8 million during the six months ended June 30, 2004 and 2003, respectively, on equipment needed in its continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2004 will approximate $1.2 million.

Financing Activities. During the six months ended June 30, 2004, and 2003, the Company received proceeds from the sale of Company common stock of $261,000 and $235,000, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. The Company made no purchases during the six months ended June 30, 2004. For the six months ended June 30, 2003, the Company repurchased 36,000 shares at a total cost of approximately $34,000. The Company may commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes.

At December 31, 2003 the Company has U.S. net operating loss carryforwards (NOLs) aggregating approximately $254 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006.

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

Outlook

As the telecommunications industry begins to show signs of recovery, timing of Communication Service Provider (“CSP”) purchasing activity in communications software and messaging products may be somewhat variable. Key growth drivers for the remainder of 2004 and 2005 include:

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

The Company expects that CSPs will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre continues to invest aggressively in applications and services to help wireless, wireline, cable and broadband operators to enhance their competitive positions.

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

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these remaining firms continues to be quite fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability and services and support.

Some of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies. In addition, competitive pricing pressures exist which may have an adverse effect on the Company’s gross margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the six months ended June 30, 2004, Alltel Communications, Nortel Networks (an OEM partner, as described below), Nextel Communications and U.S. Cellular individually accounted for approximately 20%, 14%, 13% and 11%, respectively, of the Company’s total revenue from continuing operations. During the six months ended June 30, 2003, Nextel Communications and Nortel Networks, (an OEM partner, as described below) individually accounted for approximately 23% and 17% respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 8% and 14% of the Company’s total revenue during the six months ended June 30, 2004 and 2003, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

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

Potential Market Changes Resulting from Rapid Technological Advances

Glenayre’s business is primarily focused on offering communications solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience consolidation in the next 12 to 18 months. Carrier consolidation could result in redeployment of existing capital equipment that could reduce new capital spending and in delays in capital spending decisions. In recent periods, Glenayre has been focused on building next-generation messaging platforms such as its Versera™ ICE platforms and communications solutions that leverage speech-driven, multimedia messaging and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Versera solutions, it could have a material adverse effect on Glenayre’s business.

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

If the Company were to discover that its products violated a third party’s proprietary rights and was unable to obtain licenses on terms acceptable to the Company, the Company would not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays, and might not be successful.

Furthermore, any intellectual property infringement claims asserted by a third party against the Company could be time-consuming and costly to defend, divert management’s attention and resources, cause product and service delays, and/or require the Company to enter into fee-bearing licensing arrangements. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using such technology, as licensing arrangements may not be available on commercially reasonable terms. If the Company were unable to license the infringed or similar technology on commercially reasonable terms, this could have a material adverse effect on its business, financial condition and results of operations.

The Company is subject to certain infringement claims. In April 2004 the Company lost an appeal of a previously disclosed patent infringement judgment by Phillip Jackson of approximately $2.7 million in damages, plus interest and costs. While the Company satisfied the judgment obtained by Jackson in May 2004, Jackson has asserted a right to seek additional damages. The trial court ruled that Jackson is not entitled to seek additional damages, but Jackson has served notice of intent to appeal such ruling. Although the Company is not aware of its technology infringing any valid third party patent rights, the Company expects that its products will continue to be subject to third-party infringement claims. See Part II, Item 1. Legal Proceedings.

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

International Business Risks

Approximately 18% and 11% of total revenues from continuing operations for the six months ended June 30, 2004 and 2003, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the six months ended June 30, 2004 were negotiated in U.S. dollars, Glenayre may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

Continued Terrorist Attacks, War or Other Civil Disturbances

On September 11, 2001, the United States was the target of terrorist attacks of unprecedented scope. These attacks have caused instability in the global financial markets and contributed to the volatility of the stock prices of many U.S. publicly traded companies over the past three years. In the future, there may be armed hostilities, further acts of terrorism and civil disturbances in the U.S. or elsewhere, which may contribute to economic instability in the U.S. and in the foreign markets served by the Company. Additionally, such disturbances could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The Company has made, and in the future, may continue to make, strategic acquisition of and investments in other companies. These acquisitions and investments have been made in, and future acquisitions and investments will likely be made in, immature businesses with unproven track records and technologies. Such investments and acquisitions have a high degree of risk, with the possibility that the Company may lose its entire investment. The Company may not be able to identify suitable acquisition and investment candidates, and, even if it does, the Company may not be able to make those acquisitions and investments on acceptable terms. In addition, even if the Company makes such acquisitions or investments, it may not gain strategic benefits from those acquisitions or investments.

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

Delisting from the NASDAQ National Market

The Company’s common stock currently trades on the NASDAQ National Market (NASDAQ). The continued listing requirements of NASDAQ, require that the closing bid price of the Company’s common stock not remain below $1.00 for more than 30 consecutive trading days. After notice from NASDAQ that the Company’s common stock has failed to satisfy this test, NASDAQ may commence suspension and delisting procedures unless within 90 days following receipt of such notice the closing bid price of the Company’s common stock is $1.00 or greater for at least 10 consecutive trading days. There can be no assurance that the trading price of the Company’s common stock will meet the minimum bid price requirement and, in the future, the Company’s common stock could be subject to delisting. If the Company’s common stock were to be delisted from trading on NASDAQ the trading market for the common stock could be materially adversely affected.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At June 30, 2004, approximately U.S. $1.2 million or 2.4% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $115,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $115,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any currency hedge transactions as of June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures as of June 30, 2004 and have determined that such disclosure controls and procedures are effective.

During the quarter ended June 30, 2004, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEMS 2, 3 and 5 are inapplicable and have been omitted.

ITEM 1. LEGAL PROCEEDINGS

Pilot Pacific Properties, Inc. — In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002 (“Pilot Action”), seek total damages of over $12.0 million (Canadian), for the return of $5 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In October 2001, Pilot Pacific filed counterclaims against the Company for $4.3 million (Canadian) for unpaid invoices and lost profits of $60.0 to $65.0 million (Canadian). On April 30, 2003, the Company was successful in amending its statement of claim to, among other things, include claims of breach of trust and fraud and to join Pilot Pacific’s chief executive officer and former corporate controller as additional defendants. The defendants’ efforts to appeal this ruling were dismissed. On May 26, 2003, the defendants filed an amended counterclaim alleging fraudulent misrepresentations by the Company and the Company’s then serving chief executive officer and increasing the claim for unpaid invoices from $4.3 million (Canadian) to approximately $6.0 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust.

On February 10, 2004, the Company commenced an action against E Court V Holdings, Ltd. (“E Court”), a company related to Pilot Pacific. In this E Court action, the Company alleges that Pilot Pacific improperly contributed to E Court funds that were provided to Pilot Pacific for the designated purpose of constructing the Company’s office building in Vancouver (as described above) and which E Court used to purchase a neighboring property. The Company also registered a Certification of Pending Litigation against such property. E Court has alleged in its counterclaim that this action was improperly commenced. In April 2004, the Company applied to consolidate this E Court action with the Pilot Action, and such consolidation was ordered by the judge in early May of 2004.

In July 2004 the Company entered into a settlement agreement with Pilot Pacific Holdings Inc. and its associated companies (Pilot) related to matters discussed above. As part of the terms of this settlement, the Company received $5.7 million (Canadian) and Pilot agreed to place an additional $2.0 million (Canadian) in escrow during an agreed-upon investigation period while the Company continues to search for additional recoverable assets. In addition, as part of the terms of this settlement agreement, the Company will receive $3.2 million ($4.4 million Canadian) it previously deposited with the court as security for Pilot’s claim of lien in connection with the 2003 sale of the Vancouver facility. This $3.2 million ($4.4 million Canadian) is included in other current assets on the Company’s balance sheet at June 30, 2004. At the end of the Company’s investigation period, which is expected to last 60 days, the Company can elect to accept or reject the settlement. If the settlement is accepted, the Company will receive from escrow the $2.0 million (Canadian) plus the value of additional recoverable assets (if any) discovered during the investigation period, and all current claims by the Company and Pilot against each other will be dismissed. If the Company rejects the settlement, the litigation, including Pilot’s claims against the Company, would continue with the trials likely being held in 2005. If the Company elects to continue with the trials, the $2.0 million (Canadian) plus the value of any additional recoverable assets discovered during the investigation period would remain in trust or otherwise secured. During the second quarter of 2004 the Company recorded a $1.5 million reduction in its liability for legal and other costs associated with this litigation as a result of entering into this settlement agreement.

Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. In January 2002, the Company filed a lawsuit in the federal court in Chicago seeking a declaratory judgment that none of the Company’s products infringe the Jackson patent. As a result of the Company’s filing the declaratory judgment action, most of the lawsuits filed against the Company’s customers were stayed pending resolution of the declaratory judgment action. The two lawsuits that were not stayed each were subsequently dismissed. On April 1, 2003 the jury found in favor of Jackson and awarded damages of $12.0 million. In a post- trial motion, the judge found no reasonable basis for the jury’s damages calculation and reduced the award to $2.7 million plus pre- and post-judgment interest and certain court costs. Jackson’s patent expired on June 24, 2003. On July 24, 2003, Jackson accepted the reduced damages award, and the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. On August 18, 2003 the Company filed a notice to appeal the judgment and moved for and was granted a stay of execution pending appeal. On April 8, 2004 a three-judge panel of the United States Court of Appeals for the Federal Circuit affirmed the judgment previously awarded to Jackson. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense, and adjustment of the estimated liability for accrued legal cost associated with this case of $770,000.

On April 22, 2004, the Company filed a petition with the Court of Appeals seeking to have the entire Court reconsider the three-judge panel’s earlier decision. Following the denial by the Court of Appeals of the Company’s petition for an en banc rehearing on May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. This ruling is currently being appealed by Jackson.

The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004. The Company paid the $2.7 million award plus interest during the second quarter of 2004.

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

In March 2004, one of the lawsuits was discontinued by the plaintiffs. The remaining nineteen lawsuits seek approximately $21.5 million (Canadian) in total damages. In April 2004, the Company made an application for grant of summary judgment in the representative case for this matter.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. With the exception of two sets of plaintiffs (who are allowed until August 16, 2004 to service their statement of claim), none of the statements of claims of these plaintiffs were served on the Company and, within the one-year statutory period as a result of which, all but two of these claims have been discontinued.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on May 18, 2004, the following matters were submitted to a vote of the stockholders of the Company and the results were as follows:

(i)	The election of the three directors each to serve a three-year term expiring 2007:

Nominees	Shares Voted in Favor	Shares Withheld
John J. Hurley	59,485,064	1,467,180
Horace H. Sibley	60,185,426	766,818
Howard W. Speaks, Jr.	60,185,426	766,818

(ii)	The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 59,990,467 in favor, 788,632 against and 173,145 abstaining.

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit 3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

Exhibit 3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

Exhibit 10.1	Executive Severance Benefit Agreement dated April 28, 2004 between the Company and Bruce Bales.

Exhibit 15.1	Letter regarding unaudited financial information.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

On May 3, 2004, the Company filed a Current Report on Form 8-K to report that the Company had issued a press release providing financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)
/s/ Debra Ziola

Debra Ziola
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 3, 2004

Exhibits

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1	Executive Severance Benefit Agreement dated April 28, 2004 between the Company and Bruce Bales.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.