Form 10-Q
period 2004-09-30
GLENAYRE TECHNOLOGIES INC
filed 2004-11-09
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at October 29, 2004 was 67,349,095 shares.

Glenayre Technologies, Inc. and Subsidiaries

Part I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

Glenayre Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Glenayre Technologies, Inc. Board of Directors and Stockholders
Atlanta, Georgia

We have reviewed the condensed consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2004 and 2003, the condensed consolidated statement of stockholders’ equity for the nine months ended September 30, 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Atlanta, Georgia
November 4, 2004

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$61,244	$65,853
Short-term investments	29,082	33,007
Restricted cash	258	3,148
Accounts receivable, net	12,613	9,769
Inventories, net	6,451	5,828
Other current asset, discontinued operations	—	3,374
Prepaid expenses and other current assets	3,019	3,180

Total Current Assets	112,667	124,159
Property, plant and equipment, net	8,822	8,365
Other assets	781	831

TOTAL ASSETS	$122,270	$133,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,811	$3,142
Deferred revenue	4,372	4,369
Accrued liabilities	15,239	20,695
Accrued liabilities, discontinued operations	3,681	7,567

Total Current Liabilities	26,103	35,773
Other liabilities	3,444	4,000
Accrued liabilities, discontinued operations - noncurrent	267	3,350
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2004 - 66,751,066 shares; 2003 - 66,384,928 shares	1,335	1,327
Contributed capital	362,638	362,273
Accumulated deficit	(271,517)	(273,368)

Total Stockholders’ Equity	92,456	90,232

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$122,270	$133,355

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months Ended September 30,
	2004	2003
REVENUES:
Product sales	$9,320	$10,199
Service revenues	5,533	4,508

Total Revenues	14,853	14,707

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	4,927	4,684
Cost of services	2,581	2,370

Total Cost of Revenues	7,508	7,054

GROSS MARGIN (exclusive of depreciation shown separately below):	7,345	7,653
OPERATING EXPENSES:
Selling, general and administrative expense	5,456	4,802
Provision for doubtful receivables, net of recoveries	81	(56)
Research and development expense	3,098	4,148
Restructuring expense	10	333
Depreciation expense	470	325

Total Operating Expenses	9,115	9,552

OPERATING LOSS	(1,770)	(1,899)

OTHER INCOME (EXPENSES):
Interest income	289	282
Interest expense	(6)	(9)
Gain on disposal of assets, net	65	—
Other gain (loss), net	59	(36)

Total Other Income	407	237

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(1,363)	(1,662)
Provision (benefit) for income taxes	(121)	11

LOSS FROM CONTINUING OPERATIONS	(1,242)	(1,673)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX PROVISION/BENEFIT)	4,742	2,184

NET INCOME	$3,500	$511

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.02)	$(0.03)
Income from discontinued operations	0.07	0.03

Net income per weighted average common share	$0.05	$0.01

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Loss from continuing operations	$(0.02)	$(0.03)
Income from discontinued operations	0.07	0.03

Net income per weighted average common share	$0.05	$0.01

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine months Ended September 30,
	2004	2003
REVENUES:
Product sales	$22,358	$30,026
Service revenues	14,915	12,652

Total Revenues	37,273	42,678

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	13,468	13,993
Cost of services	6,967	7,700

Total Cost of Revenues	20,435	21,693

GROSS MARGIN (exclusive of depreciation shown separately below):	16,838	20,985
OPERATING EXPENSES:
Selling, general and administrative expense	14,775	18,321
Provision for doubtful receivables, net of recoveries	17	(271)
Research and development expense	9,735	14,131
Restructuring expense	122	2,137
Depreciation expense	1,286	733

Total Operating Expenses	25,935	35,051

OPERATING LOSS	(9,097)	(14,066)

OTHER INCOME (EXPENSES):
Interest income	813	1,210
Interest expense	(220)	(52)
Gain on disposal of assets, net	59	14
Other gain (loss), net	(7)	60

Total Other Income	645	1,232

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(8,452)	(12,834)
Provision (benefit) for income taxes	(68)	39

LOSS FROM CONTINUING OPERATIONS	(8,384)	(12,873)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX PROVISION/BENEFIT)	10,235	2,386

NET INCOME (LOSS)	$1,851	$(10,487)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.13)	$(0.20)
Income from discontinued operations	0.15	0.04

Net income (loss) per weighted average common share	$0.03	$(0.16)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Loss from continuing operations	$(0.13)	$(0.20)
Income from discontinued operations	0.15	0.04

Net income (loss) per weighted average common share	$0.03	$(0.16)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Contributed	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2004	66,385	$1,327	$362,273	$(273,368)	$90,232
Net Income				1,851	1,851
Shares issued for Employee Stock Purchase Plan and option exercises	366	8	365		373

Balances, September 30, 2004	66,751	$1,335	$362,638	$(271,517)	$92,456

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30,
	2004	2003
	(In thousands)
NET CASH USED IN OPERATING ACTIVITIES	$(7,223)	$(14,102)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,684)	(3,216)
Maturities of short-term securities, net	3,925	5,317

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,241	2,101

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	373	563
Purchase of treasury stock	—	(34)

NET CASH PROVIDED BY FINANCING ACTIVITIES	373	529

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,609)	(11,472)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65,853	64,116

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,244	$52,644

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$197	$52
Income taxes	368	234

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities with operations throughout the U.S. and Company policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy. Restricted cash at September 30, 2004 consists of cash pledged as collateral to secure letters of credit, substantially all of which expire in less than one year.

Short-Term Investments

Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months.

Accounts Receivable, Net

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a quarterly basis, the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which such allowances, if any, would be recorded in the period the impairment is identified.

Inventories

Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the introduction or discontinuance of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $123,000 and $710,000 during the nine month periods ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, inventories of $6.5 million and $5.8 million, respectively, were net of reserves of approximately $2.6 million and $3.6 million, respectively. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Impairment of Long-Lived Assets

The Company records the impairment or disposal of long-lived assets according to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and internal use software when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recorded during the nine months ended September 30, 2004.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Significant Customers

During the nine months ended September 30, 2004, Nortel Networks (an OEM partner, as described below), Alltel Communications, Nextel Communications and U.S. Cellular, individually accounted for approximately 17%, 15%, 12%, and 12%, respectively, of the Company’s total revenue from continuing operations. During the nine months ended September 30, 2003, Nextel Communications, Nortel Networks (an OEM partner) and U.S. Cellular individually accounted for approximately 28%, 15% and 10%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers, including T-Mobile, whose purchases of Glenayre’s products from Nortel represented approximately 9% and 13% of the Company’s total revenues during the nine months ended September 30, 2004 and 2003, respectively.

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

Internal Use Software Development Costs

The Company capitalizes the cost associated with the internal development of major business process application software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company expenses preliminary project assessment, research and development, re-engineering and application maintenance costs. No costs were capitalized for the nine months ended September 30, 2004 or 2003.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The following is a summary of activity of the Company’s continuing operations warranty obligation for the nine months ended September 30, 2004:

Balance at January 1, 2004	$1,257
Provision for and changes in warranty obligations	24
Payments of warranty obligations	(370)
Recoveries of warranty obligations	373

Balance at March 31, 2004	1,284
Provision for and changes in warranty obligations	(158)
Payments of warranty obligations	(320)
Recoveries of warranty obligations	310

Balance at June 30, 2004	$1,116
Provision for and changes in warranty obligations	(192)
Payments of warranty obligations	(265)
Recoveries of warranty obligations	215

Balance at September 30, 2004	$874

The provision for and changes in warranty obligations recorded during the third quarter of 2004 includes a reduction of the estimated warranty costs of $242,000 as a result of a change in estimate. This change in estimate was due to a reduction in the experience rates for one of the Company’s product lines as a result of quality enhancements realized during 2004.

The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from the sale of post installation support services is recognized ratably over the contracted support period. Deferred revenue at September 30, 2004 related to support services for new product sales and to the sale of post installation support services was approximately $2.8 million of the $4.4 million of deferred revenue.

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

The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method per APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Pro forma results for each of the three and nine-month periods ended September 30, 2004 and 2003 are as follows:

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Loss from continuing operations – as reported	$(1,242)	$(1,673)	$(8,384)	$(12,873)
Pro forma stock option expense (1)	(420)	(117)	(967)	(395)

Loss from continuing operations – pro forma	$(1,662)	$(1,790)	$(9,351)	$(13,268)

Loss from continuing operations per common share – as reported	$(0.02)	$(0.03)	$(0.13)	$(0.20)
Pro forma stock option expense	—	—	(0.01)	(0.01)

Loss from continuing operations per common share – pro forma	$(0.02)	$(0.03)	$(0.14)	$(0.20)

Loss from continuing operations, assuming dilution – as reported	$(0.02)	$(0.03)	$(0.13)	$(0.20)
Pro forma stock option expense	—	—	(0.01)	(0.01)

Loss from continuing operations, assuming dilution – pro forma	$(0.02)	$(0.03)	$(0.14)	$(0.20)

(1)	As a result of terminations in 2004 and 2003 resulting from restructuring activities and voluntary terminations, a credit to the pro forma stock option expense was included in the September 30, 2004 and 2003 pro forma stock option expense. The credit for the three months was approximately $10,000 and $51,000, respectively, or $0.00 per share for each quarter. The credit for the nine months ended September 30, 2004 and 2003 was approximately $114,000, or $0.00 per share, and $345,000, or $0.01 per share, respectively. This credit related to the pro forma stock option expense previously recognized for these employees in prior periods.

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

Contingencies

A contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset, the reduction of a liability, a loss or impairment of an asset, or an incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.

Income (Loss) Per Common Share

The Company computes income (loss) per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. There were no shares of potential common stock included in the calculation of diluted income (loss) per share for the three and nine months ended September 30, 2004 and 2003 as their effect would be antidilutive for those periods. See Note 10.

Impact of Recently Issued Accounting Standards

In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (FSP) No. FAS 106-1 and 106-2. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. FSP No. FAS 106-1 and 106-2 are effective for the Company beginning with the year ended December 31, 2003 and the interim period ended September 30, 2004, respectively. Under FAS 106-1 the Company elected to defer recognition of the effects of the Act on its post retirement benefit plan until authoritative guidance on the accounting for the federal subsidy is issued in accordance with alternatives prescribed by FSP No. FAS 106-1. FSP No. FAS 106-2 is applicable if (i) the prescription drug benefits available under the plan to some or all participants for some or all future years are “actuarially equivalent” to Medicare Part D and thus qualify for the subsidy under the Act and (ii) the expected subsidy will offset or reduce the employer’s share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The measures of the APBO or net periodic postretirement benefit cost do not currently reflect any amount associated with the subsidy, as allowed by FSP No. 106-2, because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. Under FAS 106-2, once the Company determines applicability, the Company has two alternative methods of transition: (i) retroactive application to the date of enactment or (ii) prospective application from the date of adoption.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

During the third quarter of 2004, the Company recorded restructuring charges of $2,000 for severance and outplacement services primarily related to the reduction of the Company’s manufacturing workforce in April 2004. Additionally, the Company recorded net unfavorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $8,000 primarily related to an increase in lease cancellation and other costs.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The following is a summary of activity for the nine months ended September 30, 2004 related to the restructuring reserves:

	Severance	Lease Cancellation
	and Benefits	and Other Exit Costs	Total
Balance at January 1, 2004	$240	$953	$1,193
Expense accrued	58	—	58
Credits and changes in estimates	(11)	(10)	(21)
Payments	(190)	(176)	(366)

Balance at March 31, 2004	$97	$767	$864

Expense accrued	88	—	88
Credits and changes in estimates	(13)	—	(13)
Payments	(107)	(170)	(277)

Balance at June 30, 2004	$65	$597	$662

Expense accrued	2	0	2
Credits and changes in estimates	0	8	8
Payments	(36)	(232)	(268)

Balance at September 30, 2004	$31	$373	$404

3. Discontinued Operations

In May 2001, the Company began exiting its Paging business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment based in Atlanta, Georgia. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s unaudited condensed consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased by May 2002, the end of the transition period.

Results for discontinued operations consist of the following:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gain on disposal before income taxes	$4,806	$2,184	$9,007	$2,386
Income Tax (Expense) Benefit	(64)	—	1,228	—

Income from discontinued operations	$4,742	$2,184	$10,235	$2,386

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

During the second quarter of 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, the Company recorded a net decrease in the loss on disposal of $3.8 million. $1.5 million of this decrease was a reduction to the Company’s liability for legal and other costs associated with its former Vancouver facility as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies subsequent to June 30, 2004. The remaining $2.3 million decrease was primarily due to (i) reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support, (ii) to the collection of accounts receivable previously reserved for and (iii) to additional inventory liquidations.

During the third quarter of 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, the Company recorded a net decrease in the loss on disposal of $4.7 million. $4.3 million of this decrease related to funds the Company received during the third quarter of 2004 as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies relating to the Company’s former Vancouver facility. The remaining $0.4 million decrease was primarily due to (i) additional inventory liquidation and (ii) the expiration of a sales tax liability guarantee associated with the 1999 sale of the Company’s Western Multiplex division.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

4. Accounts Receivable

Accounts receivable related to continuing operations consist of:

	September 30,	December 31,
	2004	2003
Trade receivables	$12,982	$10,132
Less: allowance for doubtful accounts	(369)	(363)

	$12,613	$9,769

5. Inventories

Inventories, net of reserves, related to continuing operations consist of:

	September 30,	December 31,
	2004	2003
Raw materials	$3,420	$3,552
Work-in-process	815	772
Finished goods	2,216	1,504

	$6,451	$5,828

6. Accrued Liabilities

Accrued liabilities at September 30, 2004 and December 31, 2003 consisted of:

	September 30,	December 31,
	2004	2003
Accrued income taxes	$5,515	$6,590
Accrued royalty fees	1,406	1,262
Accrued payroll costs	2,767	3,244
Accrued warranty costs	874	1,257
Accrued loss on unfavorable contracts	—	1,884
Accrued restructuring costs	400	979
Accrued legal fees	303	1,238
Other accruals	3,974	4,241

	$15,239	$20,695

7. Other Liabilities

Other liabilities at September 30, 2004 and December 31, 2003 consist of:

	September 30,	December 31,
	2004	2003
Post retirement benefit accrual	$2,234	$2,336
Accrued restructuring costs	4	214
Other	1,206	1,450

	$3,444	$4,000

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

8. Income Taxes

The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income tax benefit federal U.S. statutory rate	$(477)	$(582)	$(2,958)	$(4,492)
Increase in valuation allowance	465	571	2,924	4,463
Foreign taxes	16	11	69	39
Reduction in foreign valuation allowance	(137)	—	(137)	—
Other non deductibles	12	11	34	29

Income tax provision	$(121)	$11	$(68)	$39

The Company accounts for income taxes under the liability method in accordance with FAS 109. At September 30, 2004, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to FAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed whether the net deferred asset at September 30, 2004 was realizable and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.

9. Employee Benefit Plans, Postretirement Health Care Benefits

Net postretirement benefit costs consist of the following components:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service Cost	$9	$6	$36	$94
Interest cost on APBO	28	20	82	142
Amortization of transition obligation	—	(2)	—	23
Amortization of prior service costs	(64)	(75)	(191)	(60)
Amortization of actuarial loss	14	20	44	37

	$(13)	$(31)	$(29)	$236

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

10. Stockholders’ Equity

(a) Loss from Continuing Operations per Common Share

The following table sets forth the computation of loss from continuing operations per share:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Numerator:
Net loss from continuing operations	$(1,242)	$(1,673)	$(8,384)	$(12,873)
Denominator:
Denominator for basic income from continuing operations per share – weighted average shares	66,711	65,825	66,593	65,651
Effect of dilutive securities: Stock options	—	—	—	—

Denominator for diluted loss from continuing operations per share	66,711	65,825	66,593	65,651

Loss from continuing operations per weighted average common share	$(0.02)	$(0.03)	$(0.13)	$(0.20)

Loss from continuing operations per common share-assuming dilution	$(0.02)	$(0.03)	$(0.13)	$(0.20)

There were no shares of potential common stock included in the calculation of diluted loss per share for the three and nine months ended September 30, 2004 and 2003 as their effect would be antidilutive for those periods.

(b) Incentive Stock Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) and an employee stock purchase plan that were approved by the stockholders. These plans are administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2004	September 30, 2003
Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	2.1% to 4.1%	1.2% to 4.3%
Volatility	0.78	0.85
Dividend Yield	—	—

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

11. Commitments and Contingencies

Litigation

Pilot Pacific Properties, Inc. - In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. (“Pilot Pacific”), in Vancouver, British Columbia seeking total damages of over $12.0 million (Canadian) for breach of fiduciary duties and improper charges made to, and paid by, Glenayre in connection with the development and construction of an office building in Vancouver. In response, Pilot Pacific filed counterclaims against the Company for unpaid invoices of $6.0 million (Canadian) and lost profits of $60.0 to $65.0 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust. On February 10, 2004, the Company commenced an action against E Court V Holdings, Ltd. (“E Court”), a related company to Pilot Pacific. In this E Court action, the Company alleged that Pilot Pacific improperly contributed to E Court funds that were provided to Pilot Pacific for the designated purpose of constructing the Company’s office building in Vancouver (as described above) and which E Court used to purchase a neighboring property. The Company also registered a Certification of Pending Litigation against such property. E Court asserted in a counterclaim that this action was improperly commenced. This E Court action was consolidated with the case against Pilot Pacific in May 2004.

In July 2004 the Company entered into a settlement agreement with Pilot Pacific. and its associated companies including E Court (collectively, “Pilot”) related to all outstanding matters between the parties. As part of the terms of this settlement, the Company received $4.3 million ($5.7 million Canadian) and Pilot placed an additional $2.0 million (Canadian) in escrow for an agreed-upon investigation period during which the Company is entitled to search for additional recoverable assets. In addition, during the third quarter of 2004 as part of the terms of this settlement agreement, the Company received $3.2 million ($4.4 million Canadian) plus interest for monies the Company previously deposited with the court as security for Pilot’s claim of lien in connection with the 2003 sale of the Vancouver facility. At the end of the investigation period, the Company must elect to accept or reject the settlement. If the settlement is accepted, the Company will receive the $2.0 million (Canadian) from escrow plus the value of additional recoverable assets (if any) discovered during the investigation period, and all current claims by the Company and Pilot against each other will be dismissed. If the Company rejects the settlement, the litigation, including Pilot’s claims against the Company, would continue with the trials likely being held in 2005. If the Company elects to continue with the trials, the $2.0 million (Canadian) currently held in escrow plus the value of any additional recoverable assets discovered during the investigation period would remain in trust or be otherwise secured. The Company anticipates that it will complete its search for additional assets during the fourth quarter of 2004.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on a Calgary, Canada residential development, Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to reverse this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations and some limited document discovery regarding these lawsuits; however, examination for discovery (depositions) has not yet commenced.

In March 2004, one of the lawsuits was discontinued by the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in an action chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. The remaining eighteen lawsuits seek approximately $18.4 million (Canadian) in total damages.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. None of the statements of claims of these plaintiffs were served on the Company within the statutory period. All of these claims were discontinued, with the exception of one group of plaintiffs, whose claim has now expired because of lack of service of the statement of claim. As a result, all of these claims are at an end.

Infringement of intellectual property rights - In connection with the sale and licensing of the Company’s products, the Company typically agrees to defend and indemnify its customers against claims that the Company’s products infringe the intellectual property rights of third parties.

     Phillip Jackson - Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and a post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense, and recorded a decrease to the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million judgment plus interest and costs during the second quarter of 2004.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

On May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.

AudioFAX - In July 2003, the Company received a letter and supporting materials from the Intellectual Property Asset Corporation (“IPAC”), representing AudioFAX IP LLC (“AudioFAX”), informing the Company that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business, and inquiring as to the Company’s interest in obtaining a license to use these patents. After thorough review of such patents, the Company communicated to AudioFAX in early 2004 that the Company did not believe that a license of such AudioFAX patents was necessary based on the Company’s current product portfolio. AudioFAX disagreed with the Company’s analysis and has continued to assert that certain of the Company’s products require it to obtain a license of AudioFAX’s patents. Included in the Company’s accrued liabilities at September 30, 2004 is a $200,000 accrual related to this matter.

In September 2004, the Company was notified by IPAC that on August 31, 2004 AudioFAX had been issued another patent in the area of enhanced fax / unified messaging that certain of the Company’s products may infringe. The Company is in the process of investigating the claims and validity of this most recently issued AudioFAX patent.

The Company believes that if it were determined to be necessary or advisable to license the AudioFAX patent portfolio, the Company could acquire a fully paid-up license to such patent portfolio by paying licensing fees in the range of $200,000 to $1,300,000.

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

Other Commitments

In prior years the Company sold its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of September 30, 2004 for this obligation is approximately $1.1 million.

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

Overview

The past three years have been very challenging for the telecommunications industry generally and the wireless segment in particular. Capital spending by Communication Service Providers (“CSPs”) on network expansions declined as the CSPs focused on improving their return on capital investments through operating efficiencies. Total cost of ownership, including product quality and the ease of implementing technology advancements became significant factors in the CSPs capital spending decisions. Attracting and retaining wireless subscribers continues to be a key focus for CSPs, and has intensified as a result of portability laws that came into effect during 2003. While much of the recent competition between wireless carriers has been focused around pricing plans, the use of features and applications to create differentiation continues to be an important strategy. If the general health of the wireless industry continues to improve, the Company anticipates additional competition between wireless carriers based on technology and applications that will result in increased spending related to such applications.

The Company has responded to this changing environment with significant quality improvements to its legacy products, with product cost reductions that allow it to price its products more competitively, and with a continued focus on customer satisfaction. In addition, despite several restructurings to reduce operating costs, the Company has remained focused on the development of Versera ICE, the Company’s next generation messaging platform, and the introduction of several new applications including Multimedia messaging, Missed Call, and MessageMe. During the second and third quarter of 2004 the Company recorded the sales of its first next generation messaging platforms and began generating revenues from the new applications.

Year-to-date revenues through September 30, 2004 declined from the same period last year due to reductions in capital spending by the Company’s carrier customers for the Company’s products and to price reductions necessitated by increased price competition. The decrease in product revenue was partially offset by an increase in extended warranty and support service revenue from the Company’s growing installed base of messaging systems. Gross margins declined during the same period primarily due to a $2.7 million charge the Company recorded during the first quarter of 2004 as a result of damages awarded to Philip Jackson in a patent infringement suit against Glenayre (see Part II, Item 1. Legal Proceedings) and to price reductions necessitated by increased price competition. Operating expenses declined from the same period last year as a result of restructuring activities the Company implemented during 2003.

During the remainder of 2004, the Company plans to maintain its focus on marketing the new Versera ICE next generation messaging platform, on developing new applications and on obtaining new distribution channels for these products. In addition, the Company will continue to explore opportunities to grow through both complementary and diversified acquisitions and strategic investments.

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

Estimated Warranty Costs. The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. At September 30, 2004, the Company’s reserve for warranty obligations was $874,000. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ from previous estimates, additional adjustments may be required.

The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the fair value of the Glenayre care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services are recognized ratably over the contracted support period. Deferred revenue at September 30, 2004 related to support services for new product sales and to the sale of post installation support services was approximately $2.8 million of the total $4.4 million of deferred revenue.

Inventory. The Company states its inventories at the lower of average cost or market. On a quarterly basis the Company assesses the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the introduction or discontinuance of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $123,000 and $710,000 during the nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004 and December 31, 2003, inventories of $6.5 million and $5.8 million, respectively, were net of reserves of approximately $2.6 million and $3.6 million, respectively. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Paging segment. At September 30, 2004 the Company had current liabilities and non-current liabilities of $3.7 million and $0.3 million, respectively, related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $1.9 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consists of (i) lease commitments and (ii) estimated operating costs during the wind down period and other estimated business exit costs related to meeting customer contractual commitments.

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

Contingencies. A contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Company records a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending or threatened litigation is identified by the Company and such legal costs can be reasonably estimated. The Company records a loss contingency for unfavorable contracts at the time the loss is determined to be probable and the amount of loss can be reasonably estimated.

Discontinued Operations

In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Paging business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter of 2001. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s unaudited condensed consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 in accordance with APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. See Note 3 to the Company’s unaudited condensed consolidated financial statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Paging segment. This loss consisted of (i) operating losses of approximately $46.8 million incurred in the Paging segment and (ii) an estimated loss on disposal of the segment of approximately $185.7 million which included charges for the following: (a) the write-off of goodwill and other intangibles, (b) impairment reserves on property, plant and equipment, (c) customer accounts and notes receivable settlement costs, (d) employee termination costs, (e) inventory and non-inventory purchase commitments, (f) anticipated losses from operations during the twelve-month transition period, (g) facility exit and lease termination costs, (h) expenses to be incurred to fulfill existing contractual obligations and (i) a valuation allowance for related deferred tax assets.

The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. As of September 30, 2004, the Company reported current liabilities and non-current liabilities of $3.7 million and $0.3 million, respectively related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations arising prior to the discontinuance of the segment. Approximately $1.9 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs and (ii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments.

During the three months ended September 30, 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, the Company recorded a net decrease in the loss on disposal of $4.7 million. $4.3 million of this decrease related to funds the Company received during the third quarter of 2004 as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies relating to the Company’s former Vancouver facility. Refer to Part II, Item 1. Legal Proceedings for additional information. The remaining $0.4 million decrease was primarily due to (i) inventory liquidations and (ii) the expiration of a sales tax liability guarantee associated with the 1999 sale of the Company’s Western Multplex division.

During the three months ended June 30, 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, the Company recorded a net decrease in the loss on disposal of $3.8 million. $1.5 million of this decrease was a reduction to its liability for legal and other costs associated with its former Vancouver facility as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies subsequent to June 30, 2004. Refer to Part II, Item 1. Legal Proceedings for additional information. The remaining $2.3 million decrease was primarily due to (i) a reduction in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support, (ii) better than anticipated recoveries received from paging customers, (iii) the collection of accounts receivable previously reserved for and iv) asset and inventory liquidations.

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

The Company estimates that approximately $0.3 million of the remaining liabilities associated with the discontinued operations will be disbursed during the fourth quarter of 2004 and the remainder in 2005 and beyond.

Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the liabilities associated with the discontinued operations. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 3 to the Company’s unaudited condensed consolidated financial statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Glenayre’s unaudited condensed consolidated statements of operations from continuing operations:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUE:
Product sales	63%	69%	60%	70%
Service revenue	37	31	40	30

Total Revenue	100	100	100	100

COST of REVENUE (exclusive of depreciation shown separately below)
Cost of sales	33	32	36	33
Cost of services	18	16	19	18

Total Cost of Revenue	51	48	55	51

GROSS MARGIN (exclusive of depreciation shown separately below)	49	52	45	49
OPERATING EXPENSES:
Selling, general and administrative expense	37	33	40	43
Provision for doubtful receivables, net of recoveries	*	*	*	(1)
Research and development expense	21	28	26	33
Restructuring expense	*	2	*	5
Depreciation expense	3	2	3	2

Total Operating Expenses	61	65	69	82

OPERATING LOSS	(12)	(13)	(24)	(33)

OTHER INCOME (EXPENSES):
Interest income, net	2	2	2	3
Gain on disposal of assets, net	*	—	*	*
Other gain (loss), net	*	*	*	*

Total Other Income	3	2	2	3

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(9)	(11)	(23)	(30)
Benefit (Provision) for income taxes	1	—	*	*

LOSS FROM CONTINUING OPERATIONS	(8)%	(11)%	(23)%	(30)%

* less than 0.5%

Three months Ended September 30, 2004 and 2003

Revenues. Total revenue from continuing operations for the three months ended September 30, 2004 increased approximately 1% to $14.9 million as compared to $14.7 million for the three months ended September 30, 2003. Product sales for the three months ended September 30, 2004 decreased 9% to $9.3 million as compared to $10.2 million for the three months ended September 30, 2003. Service revenues for the three months ended September 30, 2004 increased 23% to $5.5 million as compared to $4.5 million for the three months ended September 30, 2003. International sales increased to $2.1 million for the three months ended September 30, 2004 as compared to $1.2 million for the three months ended September 30, 2003 and accounted for 14% and 8% of total net sales for the three months ended September 30, 2004 and 2003, respectively. The decrease in product sales for the three months ended September 30, 2004 was due primarily to reductions in capital spending by the Company’s carrier customers for the Company’s products and to price reductions necessitated by increasing price competition. The increase in net service revenues was primarily due to increased post installation support revenue resulting from the growth of the installed base of messaging systems.

During the three months ended September 30, 2004, three customers individually accounted for approximately 22%, 12% and 10% of the Company’s total revenue from continuing operations. During the three months ended September 30, 2003, three customers individually accounted for 39%, 13% and 11% of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Margins on Product Sales and Services (exclusive of depreciation). Gross margin on products sold, exclusive of depreciation (product margin), was 47% during the three months ended September 30, 2004 compared to 54% during the three months ended September 30, 2003. The decrease in gross margin for the quarter ended September 30, 2004 was due to product mix and to price reductions necessitated by price competition, partially offset by the reduction in estimated warranty costs. Gross margin on services, exclusive of depreciation (service margin), was 53% during the three months ended September 30, 2004 compared to 47% during the three months ended September 30, 2003. Service margins increased during the three months ended September 30, 2004 primarily as a result of an increased volume of extended warranty and support service revenue.

Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and services provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased approximately 14% to $5.5 million for the three months ended September 30, 2004 from $4.8 million for the three months ended September 30, 2003. The selling, general and administrative expenses were higher for the three months of 2004 compared to 2003 primarily due to increased selling and marketing costs related to the launch of the Company’s new Versera ICE messaging platform and costs associated with the evaluation and testing of the Company’s internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for Doubtful Receivables, net of Recoveries. The provision for doubtful receivables was $81,000 during the three months ended September 30, 2004 compared to a credit of $56,000 during the three months ended September 30, 2003. The charge for the three months of 2004 is due to the Company’s reserve calculation on the aging of receivables and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk. The credit in the three months of 2003 was primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

Research and Development Expense. Research and development expenses decreased to $3.1 million during the three months ended September 30, 2004 compared to $4.1 million during the three months ended September 30, 2003. The decrease of approximately $1.0 million is primarily attributable to completing the outsourced portions of the core development of the Company’s next generation Versera ICE messaging platform product in the fourth quarter of 2003. Research and development costs are expensed as incurred. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the third quarter of 2004, the Company recorded restructuring charges of $2,000 for severance and outplacement services related primarily to the reduction of the Company’s manufacturing workforce during the second quarter of 2004. Additionally, the Company recorded net unfavorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $8,000 primarily related to an increase in lease cancellation and other costs. During the third quarter of 2003, the Company recorded a restructuring charge of $222,000 for severance and relocation related to the termination of the Company’s president and chief executive officer. In addition the Company recorded a restructuring charge of $222,000 for severance and outplacement costs related to a reduction of the Company’s workforce by approximately 12 positions impacting several functional areas within the Company. The Company also recorded a charge of $69,000 for other exit costs incurred in the third quarter of 2003. Additionally, a net favorable adjustment of $180,000 was recorded related primarily to a change in the original estimates associated with the Company’s 2003 and 2001 restructuring charges for severance and leased facilities.

Depreciation Expense. Depreciation expense was $470,000 during the three months ended September 30, 2004 compared to $325,000 during the three months ended September 30, 2003. The increase in depreciation expense was due to capital equipment purchased during the current and prior periods for use in the development and support of the Company’s new Versa ICE messaging platform.

Interest Income. Interest income was $289,000 and $282,000 for the three months ended September 30, 2004 and 2003, respectively. Interest earned in the third quarter of 2004 was higher primarily due to higher yields on investment instruments offset by lower cash and short-term investment balances. The Company’s weighted average yield on its cash and investments held at September 30, 2004 and 2003 were 1.54% and 1.18% respectively.

Interest Expense. Interest expense was $6,000 and $9,000 for the three months ended September 30, 2004 and 2003, respectively.

Gain (Loss) on Disposal of Assets. The Company had a $65,000 gain on asset disposals for the three months ended September 30, 2004. There were no asset disposals in the third quarter of 2003.

Provision (benefit) for Income Taxes. Due to the Company’s operating loss during the third quarter of 2004 and 2003 combined with its significant net operating loss carryforwards, no tax benefit was recognized during either period for domestic operations. In the third quarter of 2004 the Company adjusted its tax liabilities by $137,000 upon reassessment of certain foreign tax exposures resulting in a related income tax benefit. A provision of approximately $16,000 and $11,000 was recorded related to foreign tax on earned income from foreign operations for the three months ended September 30, 2004 and 2003, respectively.

Debt Obligations and Contractual Obligations. In prior years the Company sold its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of September 30, 2004 for this obligation is approximately $1.1 million.

Nine months Ended September 30, 2004 and 2003

Revenues. Total revenue from continuing operations for the nine months ended September 30, 2004 decreased approximately 13% to $37.3 million as compared to $42.7 million for the nine months ended September 30, 2003. Product sales for the nine months ended September 30, 2004 decreased 26% to $22.4 million as compared to $30.0 million for the nine months ended September 30, 2003. Service revenues for the nine months ended September 30, 2004 increased 18% to $14.9 million as compared to $12.7 million for the nine months ended September 30, 2003. International sales increased to $6.2 million for the nine months ended September 30, 2004 as compared to $4.4 million for the nine months ended September 30, 2003 and accounted for 17% and 10% of total net sales for the nine months ended September 30, 2004 and 2003, respectively. The decrease in product sales for the nine months ended September 30, 2004 was due primarily to reductions in capital spending by the Company’s carrier customers for the Company’s products and to price reductions necessitated by increasing price competition. The increase in net service revenues was primarily due to increased post installation support revenue resulting from the growth of the installed base of messaging systems.

During the nine months ended September 30, 2004, four customers individually accounted for approximately 17%, 15%, 12% and 12% of the Company’s total revenue from continuing operations. During the nine months ended September 30, 2003, three customers individually accounted for 28%, 15% and 10% of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Margins on Product Sales and Services (exclusive of depreciation). Gross margin on products sold, exclusive of depreciation (product margin), was 40% during the nine months ended September 30, 2004 compared to 53% during the nine months ended September 30, 2003. The decline in the product margin was due to the Company recording a charge of $2.7 million during the first quarter of 2004 relating to a patent infringement judgment against the Company (see Part II, Item 1. Legal Proceedings) and to unfavorable impact from changes in product mix and price reductions necessitated by increased price competition. This decline was partially offset by the recording of a $540,000 reduction to the previously recorded reserve for a loss on an unfavorable multi-year contract with one of the Company’s major customers that was renegotiated during the second quarter of 2004. Gross margin on services, exclusive of depreciation (service margin), was 53% during the nine months ended September 30, 2004 compared to 39% during the nine months ended September 30, 2003. Service margins increased during the nine months ended September 30, 2004 primarily as a result of cost reductions related to the Company’s 2003 restructuring activities and the increased volume of extended warranty and support service revenue.

Glenayre’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and services provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased approximately 19% to $14.8 million for the nine months ended September 30, 2004 from $18.3 million for the nine months ended September 30, 2003. Selling, general and administrative expenses were lower for the nine months of 2004 compared to 2003 primarily due to reduced employee and facility related costs as a result of the Company’s 2003 restructuring activities.

Provision for Doubtful Receivables, net of Recoveries. The provision for doubtful receivables was $17,000 during the nine months ended September 30, 2004 compared to a credit of $271,000 during the nine months ended September 30, 2003. The credits in the nine months of 2004 and 2003 were primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

Research and Development Expense. Research and development expenses decreased to $9.7 million during the nine months ended September 30, 2004 compared to $14.1 million during the nine months ended September 30, 2003. The decrease of approximately $4.4 million was primarily attributable to completing the core development of the Company’s next generation Versera ICE messaging platform product in 2004. Research and development costs are expensed as incurred. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the nine months of 2004, the Company recorded a restructuring charge of $148,000 for severance and outplacement services related to the reduction of the Company’s workforce during the first and second quarters of 2003 and the second quarter of 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $26,000 primarily related to a reduction in accrued severance benefits. During the first nine months of 2003 the Company recorded restructuring charges of $2.1 million including a restructuring charge of $222,000 for severance and relocation related to the termination of the Company’s president and chief executive officer. The Company also recorded a restructuring charge of $1.9 million related to a reduction of the Company’s workforce by approximately 96 positions impacting several functional areas within the Company. Additionally, the Company recorded a restructuring charge of $252,000 for lease cancellation and other exit costs incurred by the Company. In addition to the restructuring charges, a net favorable adjustment of $233,000 was recorded related primarily to a change in the original sublease recovery estimates associated with the Company’s 2001 restructuring charge for leased facilities.

Depreciation Expense. Depreciation expense was $1.3 million during the nine months ended September 30, 2004 compared to $733,000 during the nine months ended September 30, 2003. The increase in depreciation expense was due to capital equipment purchased during the current and prior periods relating to the development and support of the Company’s new Versera ICE messaging platform.

Interest Income. Interest income was $813,000 and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively. Interest earned in the nine months of 2004 was lower primarily due to lower cash and short-term investments and lower yields on investment instruments. The Company’s current weighted average yield on its cash and investments held was 1.54% at September 30, 2004.

Interest Expense. Interest expense was $220,000 and $52,000 for the nine months ended September 30, 2004 and 2003, respectively. Interest expense in the first quarter of 2004 included $200,000 of interest relating to a patent infringement judgment against the Company. See Part II, Item 1. Legal Proceedings.

Gain (Loss) on Disposal of Assets. The Company recorded a $59,000 gain on disposal of assets for the nine months ended September 30, 2004. No similar gains or losses were recorded for the nine months ended September 30, 2003.

Provision for Income Taxes. Due to the Company’s operating loss during the first nine months of 2004 and 2003 combined with its significant net operating loss carryforwards, no tax benefit was recognized during either period for domestic operations. During the third quarter of 2004 the Company adjusted its tax liabilities by $137,000 upon reassessment of certain foreign tax exposures resulting in a related income tax benefit. A provision of approximately $69,000 and $39,000 was recorded related to foreign tax on earned income from foreign operations for the nine months ended September 30, 2004 and 2003, respectively.

Debt Obligations and Contractual Obligations. In prior years the Company sold its microwave radio business, Western Multiplex Corporation, which merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of September 30, 2004 for this obligation is approximately $1.1 million.

Financial Condition and Liquidity

Overview. At September 30, 2004, the Company had cash and cash equivalents, restricted cash, and short-term investments totaling $90.6 million. The restricted cash of approximately $258,000 at September 30, 2004 consisted of cash pledged as collateral to secure letters of credit. At September 30, 2004, Glenayre’s principal source of liquidity was its $61.2 million of cash and cash equivalents and $29.1 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at September 30, 2004 consisted of bank certificates of deposit, and agency securities guaranteed by the U.S. Government with original maturities of greater than three months but less than twelve months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, liabilities related to discontinued operations, and potential acquisitions.

At September 30, 2004 approximately $3.9 million in discontinued operations liabilities remain outstanding of which the Company anticipates approximately $300,000 will be disbursed during the fourth quarter of 2004 and the remainder in 2005 and beyond.

Operating Activities. Due primarily to the operating losses recorded in the nine months ended September 30, 2004 and 2003, cash used in operating activities, including both continuing and discontinued operations, was $7.2 million and $14.1 million for the nine months ended September 30, 2004 and 2003, respectively.

Accounts receivable related to continuing operations increased $2.8 million to $12.6 million at September 30, 2004 from $9.8 million at December 31, 2003. Average days sales outstanding, calculated based on nine months rolling average, increased 2 days to 63 days at September 30, 2004 from 61 days at December 31, 2003. The increase in accounts receivable from continuing operations was due primarily to increased sales for the third quarter of 2004 as compared to the fourth quarter of 2003, and to increased days sales outstanding as a result of a delay in collecting certain past due receivables until subsequent to September 30, 2004.

Inventories related to continuing operations increased $0.6 million to $6.4 million at September 30, 2004 from $5.8 million at December 31, 2003. The increase in inventories was primarily due to deferring the cost, and the related recognition of revenue, on various customer orders for new products shipped to customers during the third quarter where installation that is essential to the functionality of the product was not completed.

Accounts payable decreased $300,000 to $2.8 million at September 30, 2004 from $3.1 million at December 31, 2003 primarily as a result of the timing of inventory purchases. Accrued liabilities related to continuing operations decreased approximately $5.5 million to $15.2 million at September 30, 2004 from $20.7 million at December 31, 2003. The decrease in accrued liabilities was due to charges against and adjustments to the reserve for a loss on an unfavorable multi-year contract, payments of previously accrued restructuring costs, timing of biweekly payroll and related compensation accruals, payment of accrued commissions and reduction in tax liability after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. See Part I, Item 2, Discontinued Operations above for a discussion of the Company’s foreign tax assessment. At September 30, 2004, the Company’s remaining restructuring obligations were approximately $404,000 related to employee termination benefits and lease termination costs. The Company anticipates all of the cash payments for its restructuring activities will be made within the next three months with the exception of lease termination costs, which require cash payments through 2005.

Investing Activities. The Company spent $1.7 million and $3.2 million during the nine months ended September 30, 2004 and 2003, respectively, on equipment needed in its continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2004 will approximate $700,000.

Financing Activities. During the nine months ended September 30, 2004, and 2003, the Company received proceeds from the sale of Company common stock of $373,000 and $563,000 respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. The Company made no purchases during the nine months ended September 30, 2004. For the nine months ended September 30, 2003, the Company repurchased 36,000 shares at a total cost of approximately $34,000. The Company may commence or suspend purchasing under this program from time to time without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes.

At December 31, 2003 the Company has U.S. net operating loss carryforwards (NOLs) aggregating approximately $254 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006.

Summary. The Company believes that its current cash reserves will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) make potential acquisitions and strategic investments. Company management believes that, if needed, it can establish borrowing arrangements with lending institutions.

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

The Company expects that CSPs will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre continues to invest aggressively in applications and services to help wireless, wireline, cable and broadband operators enhance their competitive positions.

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

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the nine months ended September 30, 2004, Nortel Networks (an OEM partner, as described below), Alltel Communications, Nextel Communications and U.S. Cellular individually accounted for approximately 17%, 15%, 12% and 12%, respectively, of the Company’s total revenue from continuing operations. During the nine months ended September 30, 2003, Nextel Communications, Nortel Networks (an OEM partner) and U.S. Cellular individually accounted for approximately 28%, 15% and 10%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers, including T-Mobile, whose purchases of Glenayre’s products from Nortel represented approximately 9% and 13% of the Company’s total revenue during the nine months ended September 30, 2004 and 2003, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

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

Potential Intellectual Property Infringement Claims from Third Parties

Substantial litigation regarding intellectual property rights continues in the technology industry and the Company is subject to certain infringement claims.

In April 2004 the Company lost an appeal of a patent infringement judgment awarded to Phillip Jackson of approximately $2.7 million in damages, plus interest and costs. While the Company satisfied the judgment obtained by Jackson in May 2004, Jackson has asserted a right to seek additional damages. The trial court ruled that Jackson is not entitled to seek additional damages, but Jackson has appealed this ruling (see Part II, Item 1. Legal Proceedings).

Since July 2003, the Company has been in discussions with the Intellectual Property Asset Corporation (“IPAC”), representing AudioFAX IP LLC (“AudioFAX”), regarding whether certain of the Company’s products may require it to obtain a license of AudioFAX’s patents (see Part II, Item 1. Legal Proceedings).

The Company believes that if it were determined to be necessary or advisable to license the AudioFAX patent portfolio, the Company could acquire a fully paid-up license to such patent portfolio by paying licensing fees in the range of $200,000 to $1,200,000. Included in the Company’s accrued liabilities at September 30, 2004 is a $200,000 accrual related to this matter.

The Company expects that its products will continue to be subject to third-party infringement claims. If the Company were to discover that its products violated a third party’s valid intellectual property rights and was unable to obtain licenses on terms acceptable to the Company, the Company might not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays, and might not be successful.

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

International Business Risks

Approximately 17% and 10% of total revenues from continuing operations for the nine months ended September 30, 2004 and 2003, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the nine months ended September 30, 2004 were negotiated in U.S. dollars, Glenayre may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

The Company has made, and in the future, may continue to make, strategic acquisitions of and investments in other companies. These acquisitions and investments have been made in, and future acquisitions and investments will likely be made in, immature businesses with unproven track records and technologies. Such investments and acquisitions have a high degree of risk, with the possibility that the Company may lose its entire investment. The Company may not be able to identify suitable acquisition and investment candidates, and, even if it does, the Company may not be able to make those acquisitions and investments on acceptable terms. In addition, even if the Company makes such acquisitions or investments, it may not gain strategic benefits from those acquisitions or investments.

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

Risk Of Non-Compliance With Section 404 Of The Sarbanes-Oxley Act Of 2002.

Beginning with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, Section 404 of the Sarbanes-Oxley Act of 2002 (“the Act”) will require the Company to include an internal control report of management in its Annual Report on Form 10-K. The internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. Additionally, in the Form 10-K, the Company must provide the Company’s independent auditors’ attestation report on management’s assessment of internal control over financial reporting in which the Company’s independent auditor must clearly state its opinion as to whether management’s assessment of the effectiveness of the Company’s internal control over financial reporting is fairly stated in all material respects, or include an opinion to the effect that an overall opinion cannot be expressed.

The Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. However, the Company can provide no assurance as to its ability to complete all components of the work plan in a timely manner.

The inability of the Company to timely complete all components of the work plan could (i) prevent the Company’s management from completing its assessment of internal control in time so that they can finish the internal control report over financial reporting required in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 in a timely manner or (ii) prevent the Company’s management from concluding in the internal control report over financial reporting that they prepare that the Company’s internal control over financial reporting is effective. If the Company is not able to timely obtain an internal control report from management, it may not be able to file a complete Form 10-K within the filing deadline.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At September 30, 2004, approximately U.S. $1.7 million or 1.8% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $166,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $166,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any currency hedge transactions as of September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures as of September 30, 2004 and have determined that such disclosure controls and procedures are effective.

During the quarter ended September 30, 2004, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEMS 2, 3, 4 and 5 are inapplicable and have been omitted.

ITEM 1. LEGAL PROCEEDINGS

Pilot Pacific Properties, Inc. - In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002 (“Pilot Action”), seek total damages of over $12.0 million (Canadian), for the return of $5 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges made to, and paid by, the Company in connection with the development and construction of an office building in Vancouver. In response Pilot Pacific filed counterclaims against the Company for unpaid invoices of $6.0 million (Canadian) and lost profits of $60.0 to $65.0 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust.

On February 10, 2004, the Company commenced an action against E Court V Holdings, Ltd. (“E Court”), a company related to Pilot Pacific. In this E Court action, the Company alleged that Pilot Pacific improperly contributed to E Court funds that were provided to Pilot Pacific for the designated purpose of constructing the Company’s office building in Vancouver (as described above) and which E Court used to purchase a neighboring property. The Company also registered a Certification of Pending Litigation against such property. E Court asserted in a counterclaim that this action was improperly commenced. This E Court action was consolidated with the case against Pilot Pacific in May 2004.

In July 2004 the Company entered into a settlement agreement with Pilot Pacific Holdings Inc. and its associated companies including E Court (collectively, “Pilot”) related to all outstanding matters between the parties. As part of the terms of this settlement, the Company received $4.3 million ($5.7 million Canadian) and Pilot placed an additional $2.0 million (Canadian) in escrow for an agreed-upon investigation period during which the Company is entitled to search for additional recoverable assets. In addition, during the third quarter of 2004 as part of the terms of this settlement agreement, the Company received $3.2 million ($4.4 million Canadian) plus interest for monies the Company previously deposited with the court as security for Pilot’s claim of lien in connection with the 2003 sale of the Vancouver facility. At the end of the investigation period, the Company must elect to accept or reject the settlement. If the settlement is accepted, the Company will receive the $2.0 million (Canadian) from escrow, plus the value of additional recoverable assets (if any) discovered during the investigation period, and all current claims by the Company and Pilot against each other will be dismissed. If the Company rejects the settlement, the litigation, including Pilot’s claims against the Company, would continue with the trials likely being held in 2005. If the Company elects to continue with the trials, the $2.0 million (Canadian) currently held in escrow plus the value of any additional recoverable assets discovered during the investigation period would remain in trust or be otherwise secured. The Company anticipates that it will complete its search for additional assets during the fourth quarter of 2004.

Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million award plus interest and costs during the second quarter of 2004.

On May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.

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

The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on a Calgary, Canada residential development, Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to reverse this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations and some limited discovery regarding these lawsuits.

In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment and was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. The remaining eighteen lawsuits seek approximately $18.4 million (Canadian) in total damages.

On May 16, 2003, a further action was commenced against the same defendants, including the Company, seeking $6.0 million (Canadian) on behalf of twenty plaintiffs alleging personal injury as a result of the contamination. None of the statements of claims of these plaintiffs were served on the Company within the statutory period. All of these claims have been discontinued, with the exception of one group of plaintiffs, whose claim has now expired because of lack of service of the statement of claim. As a result, all of these claims are at an end.

AudioFAX - In July 2003, the Company received a letter and supporting materials from the Intellectual Property Asset Corporation (“IPAC”), representing AudioFAX IP LLC (“AudioFAX”), informing the Company that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business, and inquiring as to the Company’s interest in obtaining a license to use these patents. After thorough review of such patents, the Company communicated to AudioFAX in early 2004 that the Company did not believe that a license of such AudioFAX patents was necessary based on the Company’s current product portfolio. AudioFAX disagreed with the Company’s analysis and has continued to assert that certain of the Company’s products require it to obtain a license of AudioFAX’s patents. Included in the Company’s accrued liabilities at September 30, 2004 is a $200,000 accrual related to this matter.

In September 2004, the Company was notified by IPAC that on August 31, 2004 AudioFAX had been issued another patent in the area of enhanced fax / unified messaging that certain of the Company’s products may infringe. The Company is in the process of investigating the claims and validity of this most recently issued AudioFAX patent.

The Company believes that if it were determined to be necessary or advisable to license the AudioFAX patent portfolio, the Company could acquire a fully paid-up license to such patent portfolio by paying licensing fees in the range of $200,000 to $1,300,000.

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

ITEM 6. Exhibits

Exhibits

Exhibit 3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

Exhibit 3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

Exhibit 15.1	Letter regarding unaudited financial information.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola

Debra Ziola
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2004

Exhibits

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.