Form 10-K
period 2004-12-31
GLENAYRE TECHNOLOGIES INC
filed 2005-03-11
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      YES ☒     NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☒
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES ☐     NO ☒
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2004, was approximately $117 million. The number of shares of the Registrants’ common stock outstanding on February 28, 2005 was 66,916,906.

Documents Incorporated by Reference:

Document	Location of Form 10-K

Proxy Statement for 2005 Annual Meeting of Stockholders	Part III

PART I

Item 1.	Business

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

      The Company is an established global provider of network-based messaging and communications systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The Company’s customers are communications service providers (CSPs) around the world, including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products enable CSPs to provide their customers with a variety of messaging and enhanced services like voice mail, video mail, missed call notification and text and picture messaging.

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

      The Company’s communications platform supports messaging applications including voice mail, fax, e-mail, text messaging and multimedia messaging service (MMS), as well as enhanced services including Missed Call Notification and Video mail that streamline and simplify communications for users. The platform provides CSPs with the flexibility to cost-effectively support a varied mix of these services in order to develop highly targeted service bundles for different customer groups.

      The Company has identified an evolving trend that is changing the way CSPs deploy network-based services. Historically, CSPs have installed dedicated voice mail systems to deliver voice messages from a circuit-switched network. Today, with the growth of data services and IP-based networks, the Company’s customers are increasingly interested in a multi-purpose communications platform that supports both voice and data applications such as MMS and video mail. Additionally, CSPs are updating their network technology and centralizing network management to reduce operating expenses. This trend drives demand for highly scalable systems that can support a significant number of subscribers as smaller, stand-alone messaging systems are replaced by converged communications platforms serving an entire region or network.

Versera® Messaging Solutions

      The Company’s products and applications are packaged and delivered under the Versera® brand name. The two major product lines are the Versera® Intelligent Communications Environment (Versera ICETM) and the Versera® Modular Voice Processor (Versera MVP).

Versera Intelligent Communications Environment (Versera ICE)

Glenayre introduced the Versera ICE to address the needs of service providers for a next generation messaging solution. This open, standards-based solution provides the ability to deliver today’s must-have applications while maintaining the flexibility to quickly adapt to a changing market.

Built on commercial off-the-shelf Intel hardware with a Linux operating system, Versera ICE delivers computing and open source code that maximizes service providers’ ability to cost effectively deploy, maintain and operate messaging systems, and at the same time provides technology “headroom” for the future. Versera ICE incorporates an open communications platform that incorporates common, globally accepted standards such as VoiceXML & Java, while supporting emerging standards and protocols.

This design approach helps maximize return on an operator’s investments. The Versera ICE platform also addresses the need for a messaging system that can serve both voice over IP (VoIP) and circuit-switched networks. This versatile interoperability between existing legacy and next generation networks helps protect current investment and lower incremental capital expense.

Versera Applications

With Versera ICE, service providers realize their network evolution plans with a next generation environment that delivers a truly converged solution for deploying multiple applications on a single open architecture. Versera ICE has a VoiceXML-based applications creation environment for the development and deployment of applications that minimizes application cost while reducing the time to market. With Versera ICE, service providers can offer best in class messaging and communication applications from call answering to additional enhanced services. Glenayre’s Versera solutions are designed to be flexible building blocks that service providers can use to create unique targeted packages for specific markets. Versera applications can be quickly deployed to start generating revenue almost immediately and are designed to be intuitive and easy to use for subscribers.

Versera Messaging Solutions: Versera messaging solutions include voice mail and fax messaging that offer a wealth of basic and advanced features and provide a solid foundation for other enhanced services.

Versera MessageMe: Versera MessageMe message delivery service gives subscribers the ability to receive voice mail messages via any standard e-mail address, multimedia phone or wireless-enabled PDA. Messages are converted to sound files and delivered as voice clips within an e-mail or a multimedia message.

Versera Missed Call Notification: Versera Missed Call Notification service allows subscribers to see who tried to reach them when their phone is off or they’re out of their wireless coverage area. Information on missed calls is stored in the carrier’s network until the subscriber’s phone is active again at which point an SMS message is sent with call details.

Versera My Services: Versera My Services online management and personalization tool is an intuitive web interface that enables subscribers to configure their voice messaging features, giving them greater flexibility and control over their communications. Users log on to a service provider’s web site to manage their communication preferences.

Versera Multimedia Messaging Service: Versera Multimedia Messaging Service lets mobile users bring their communications to life with rich, visual content-like pictures, graphics and voice clips-using MMS-capable handsets. Subscribers can combine conventional short messages with visual content and send these messages from mobile to mobile, mobile to e-mail and e-mail to mobile.

Versera IP-SMS: Versera IP-SMS offers a simple way for operators to offer SMS-based services, while solving network capacity problems created by the popularity of Short Messaging Service (SMS). With Versera IP-SMS mobile operators can relieve network congestion by re-routing SMS traffic on to more cost effective IP networks.

Versera Unified Communications: Versera Unified Communications is a complete package of services customized to the subscribers’ needs, including voice, fax and e-mail messaging, a single mailbox for all message types, an integrated address book, My Services and MessageMe.

Versera Voice Services: Versera Voice Services gives subscribers an easy-to-use voice interface with speech recognition and text-to-speech capability including voice navigation, voice dialing and a voice controlled address book.

Versera Modular Voice Processor (Versera MVP): Versera MVP is Glenayre’s legacy product line that continues to provide voice messaging capabilities to service providers across the world. The capability of the Versera MVP has been improved over time and the most recent version the Versera High Density Messaging Unit (HDMu) provides increased capacity and better port density. The Versera HDMu has a small-footprint and is an ideal messaging platform for carriers needing to optimize space. The Versera Large Solution Platform (LSp) — is a networked configuration of the Versera MVP for large carriers. The Versera LSp is capable of supporting over 5 million subscribers in a local or distributed system configuration.

Professional Services

      The Company offers an array of professional services including:

Glenayre Care — extended warranty and support service for its products and services to customers.

Glenayre Technical Training — a variety of technical training courses for customers, including education on system maintenance, management and configuration.

The Strategist Program — marketing support services including strategic consultation, seminars and materials designed to assist CSPs in marketing services powered by the Company’s products.

Other Services — The Company offers a variety of other specialized services to its customers including installation, project management and customization.

Markets, Sales and Marketing

      Based on the Company’s analysis and third party research, the Company believes it is one of the top 5 global providers of carrier-grade messaging systems for wireless and fixed network CSPs, with more than 200 CSP customers in over 60 countries. Glenayre messaging systems support more than 50 million subscribers worldwide. Major CSPs using the Company’s systems include Nextel Communications (“Nextel”), T-Mobile, US Cellular, MetroPCS, Verizon Dominicana, Alltel, Cosmote, Cricket, Dobson Communications, Nextel Partners, Starhub, Smart.

      In addition to its direct sales force located in the United States, the Company has 6 regional offices in Amsterdam, the Netherlands; Johannesburg, South Africa; Dubai, United Arab Emirates; London, England; Sao Paulo, Brazil; and Hong Kong to market its platforms and applications. The Company also utilizes in-country sales agents to address specific sales opportunities.

      Glenayre has staffed each of these international offices with local, multilingual personnel. The Company also sells its products in cooperation with international vendors of telecommunications infrastructure equipment such as Huawei Technologies, Nortel Networks (“Nortel”) and Motorola. See Note 15 to the Company’s Consolidated Financial Statements for information relating to export sales.

Competition

      The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, & Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment.

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

      Other criteria that influence CSPs’ purchasing decisions include vendor financial strength and experience, technical innovation and understanding of the market. The Company has demonstrated its financial strength and established its reputation through a nearly 40-year history in the communications industry. Despite a challenging industry environment, the Company has been able to continue investing in research and development efforts and has promoted a collaborative working relationship with its customers.

Service and Support

      The Company’s products, which are installed in the service provider’s telecommunications network, are expected to deliver an exceptional level of system availability and uptime with minimal outages. Glenayre has a strong commitment to support it’s customers through all phases of product ownership.

      To ensure that customers achieve this high level of carrier-grade functionality and reliability, the Company offers system optimization, warranty and post-warranty services that are available 24 hours a day, 7 days a week through its Glenayre Care extended warranty program. Additional services include installation, project management of turnkey systems, training and customization. Currently, the Company has 52 service personnel in five global locations.

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

      During 2004, Nortel (an OEM partner, as described below), Alltel, US Cellular and Nextel individually accounted for approximately 16%, 14%, 11% and 10%, respectively, of the Company’s total revenues from continuing operations. During 2003, Nextel, Nortel (an OEM partner, as described below) and US Cellular individually accounted for approximately 29%, 13% and 12%, respectively, of the Company’s total revenues from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile, whose purchases of Glenayre’s products from Nortel represented approximately 10% and 13% of the Company’s total revenues in 2004 and 2003, respectively.

      There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations.

International Sales

      International business represents an important component of Glenayre’s sales. In 2004, approximately 17% of total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 2004 international sales of the Company’s products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

      The Company’s research and development efforts include identifying and responding to emerging technological trends, developing competitive products, enhancing existing products with added features and functionality and differentiating the Company’s products from those offered by competitors. Key components of the Company’s development strategy include the promotion of a close internal relationship between its product development, manufacturing and marketing personnel, and building external relationships with Glenayre’s customers and alliance partners. During 2004, research and development efforts were focused primarily on the development of the Company’s next generation Versera Intelligent Communications Environment (Versera ICE), which became commercially available during the second quarter of 2004, and several new Versera applications including MessageMe and My Services.

      Glenayre’s research and development group is located in Atlanta, Georgia. Total research and development costs for the Company were $12.2 million, $17.5 million and $17.0 million or 24%, 30% and 25% of total revenues for 2004, 2003 and 2002, respectively. The availability of research and development funds depends upon the Company’s revenues and profitability. Reductions in such expenditures could impair the Company’s ability to innovate and compete. In addition, some of the Company’s competitors have greater financial and technical resources and, accordingly make larger investments in research and development.

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

      The Company believes in setting high standards of quality throughout all of its operations. The Company has certification to the ISO 9001:2000 international standard for quality assurance in areas including design, manufacture, assembly and service for both the Quincy, Illinois and Atlanta, Georgia facilities. Management believes that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Glenayre to meet the exacting standards required by its customers.

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

      Although the Company believes its technology does not infringe any third party rights, the Company is currently subject to certain infringement claims. Given the trend of litigation in the technology industry, the Company expects that its products may continue to be subject to third-party infringement claims. See Note 13 to the Consolidated Financial Statements and Part I, Item 3 — Legal Proceedings.

Registered Trademarks

      The Company’s registered marks are also valued corporate assets. The Company protects its most important marks through registrations in the United States and various foreign countries. The Company’s registered trademarks include “GLENAYRE®”, “CONSTANT TOUCH®” one-number service, “MVP®” messaging platform, “CALL OUT®” call return service, “PERSONAL CONFERENCE®” service and “VERSERA®” solutions. In addition, Glenayre has applied for trademark registration for marks including “Versera ICE” communications platform, the Company’s current tagline “Messaging for the Instant Gratification Generation” and other unregistered trademarks.

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

Backlog

      In general, the Company has noted an increasing trend of its customers ordering products and services only as they are needed. This is often the case even with major customers who have multi-period purchasing commitments. The Company’s policy is that only formal purchase orders are entered into the backlog. Given the “just-in-time” purchasing trends, orders are largely booked and shipped during the same quarter. The Company’s firm backlog from continuing operations at December 31, 2004 and 2003 was approximately $6.8 million and $7.8 million, respectively. The Company expects to commence shipment on substantially all of the orders in the backlog within twelve months of their respective backlog dates. Substantially all orders on hand as of December 31, 2004 are expected to be shipped during 2005. This is a forward-looking statement that is subject to substantial change based on the timing of sales and installation of systems by the Company.

Employees

      At December 31, 2004, the Company employed 297 persons, including 295 in continuing operations and 2 in discontinued operations. Continuing operations personnel consisted of 263 employees based in the United States and 32 employees based in international locations. None of the Company’s employees is represented by collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes its employee relations to be good.

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

      In addition to its principal facilities listed above, Glenayre also maintains sales offices throughout the United States and internationally. See Part I, Item 1 — Business — Markets, Sales and Marketing.

Item 3.     Legal Proceedings

      Pilot Pacific Properties, Inc. — In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002 (“Pilot Action”), sought total damages of over $12.0 million (Canadian), for the return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges made to, and paid by, the Company in connection with the development and construction of an office building in Vancouver. In response Pilot Pacific filed counterclaims against the Company for unpaid invoices of $6.0 million (Canadian) and lost profits of $60.0 to $65.0 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust.

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

      In July 2004 the Company entered into a settlement agreement with Pilot Pacific Holdings Inc. and its associated companies including E Court (collectively, “Pilot”) related to all outstanding matters between the parties. As part of the terms of this settlement, the Company received $6.0 million ($7.7 million Canadian) during the second half of 2004. In addition, as part of the terms of this settlement agreement, the Company received $3.4 million ($4.4 million Canadian) including interest for monies the Company previously deposited with the court as security for Pilot’s claim of lien in connection with the 2003 sale of the Vancouver facility. With the exception of the Company’s relatively minor remaining claims for certain additional assets traceable to funds paid by the Company to Pilot, all matters between Pilot and the Company have concluded. The parties are scheduled to arbitrate the Company’s claim and value of these additional assets in March 2005.

      Phillip Jackson — Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million award plus interest and costs during the second quarter of 2004.

      On May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal is scheduled to be argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.

      AudioFAX — In July 2003, the Company received a letter and supporting materials from the Intellectual Property Asset Corporation (“IPAC”), representing AudioFAX IP LLC (“AudioFAX”), informing the Company that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business, and inquiring as to the Company’s interest in obtaining a license to use these patents. In September 2004, the Company was notified by IPAC that on August 31, 2004 AudioFAX had been issued another patent in the area of enhanced fax/unified messaging that certain of the Company’s products may infringe. In December of 2004 the Company entered into a non-exclusive license agreement with AudioFAX whereby the Company agreed to pay to AudioFAX a license fee in exchange for AudioFAX’s granting a non-exclusive license agreement to certain patents relating to store-and-forward technologies. The agreement provided for an immediate payment of $525,000 that was made in January 2005 and additional licensing payments may be required. The Company does not anticipate that such future licensing payments would have a material impact on the Company’s financial results.

      Lynnview Ridge, Alberta — In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in a Calgary, Canada residential development, Lynnview Ridge that was jointly developed in the early 1980’s by a corporate predecessor of the Company and a wholly-owned subsidiary of Imperial Oil.

      The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to reverse this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations and some limited discovery regarding these lawsuits.

      In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. The remaining eighteen lawsuits seek approximately $18.4 million (Canadian) in total damages. A reserve for legal fees associated with this matter of $336,000 is included in Accrued liabilities, discontinued operations on the Company’s December 31, 2004 balance sheet.

      While no assurance can be given regarding the outcome of the above matters, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of the actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2004
First Quarter	$4.30	$2.18
Second Quarter	3.03	2.01
Third Quarter	2.35	1.43
Fourth Quarter	2.35	1.68
Year Ended December 31, 2003
First Quarter	$1.07	$0.76
Second Quarter	1.78	1.28
Third Quarter	2.50	1.89
Fourth Quarter	3.19	2.25

      At March 7, 2005 there were approximately 1,741 holders of record of the Company’s common stock.

      The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. The Company expects to utilize future earnings to finance the development and expansion of its business.

Item 6.     Selected Financial Data

      The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 2004 has been derived from the Company’s audited Consolidated Financial Statements. The Selected Consolidated Financial Data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial data included elsewhere herein.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Operating Data:
Total revenues from continuing operations	$50,575	$58,159	$67,368	$97,501	$122,362
Income (loss) from continuing operations(1)	(8,140)	(14,498)	(33,501)	(38,008)	5,503
Discontinued operations(2)	12,659	16,131	25,751	(232,478)	8,599
Net income (loss)	4,519	1,633	(7,750)	(270,486)	14,102
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	(0.12)	(0.22)	(0.51)	(0.59)	0.09
Net income (loss)	0.07	0.02	(0.12)	(4.17)	0.22
Per Common Share — Assuming Dilution:
Income (loss) from continuing operations	(0.12)	(0.22)	(0.51)	(0.59)	0.08
Net income (loss)	0.07	0.02	(0.12)	(4.17)	0.21

	At December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Working capital	$89,120	$88,386	$102,854	$79,176	$190,105
Total assets	121,282	133,355	145,804	177,396	446,086
Stockholders’ equity	95,185	90,232	87,792	95,690	370,927

(1)	The results for 2002 were impacted by an impairment charge of $21.3 million related to the write-down of continuing operations long-lived assets based on the evaluation of recoverability in accordance with Statement of Financial Accounting Standard No. 144. The results for 2001 were impacted by $11.5 million in restructuring charges and asset impairment charges related to the Company’s phase out of its prepaid product line and the relocation of its headquarters from Charlotte, North Carolina to Atlanta, Georgia.

(2)	The results for 2000 were impacted by $10.9 million in net proceeds received from the Wireless Access, Inc. escrow settlement agreement, which are included in the results of discontinued operations. The results for 2001-2004 are disclosed in Footnote 3 Discontinued Operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management of the Company at the time such statements are made. The reader can identify such forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

Overview

      A key strategic milestone for the Company was reached during 2004 with the launch of the Versera Intelligent Communications Environment (Versera ICE), the Company’s next generation messaging solution. Versera ICE is an open standards-based architecture that allows Communications Services Providers (“CSPs”) to quickly and easily add new revenue generating applications to their service offering. By the end of 2004, three of the Company’s customers in North America had deployed Versera ICE in one or more of their locations. In addition, during 2004 the Company was awarded a $7.0 million contract to deploy Versera ICE in the network of MTN, a large CSP in South Africa. Approximately $5.0 million of this contract is for equipment that will be delivered in 2005, and the remainder is for multi-year support services.

      During 2004 the Company also launched several new applications including Versera MessageMe, Versera Missed Call Notification and Versera My Services, and significantly increased the deployments of its previously introduced Versera Multimedia Messaging application.

      The Company made significant changes to its management team during 2004 as it shifted its primary focus from the development of Versera ICE to aggressively selling and marketing the Company’s products. Bruce Bales joined the Company in April 2004 as President of the Messaging Business. Mr. Bales is an industry veteran, with significant experience in new product launches. Several additional key executives were added, including two sales Vice Presidents focused separately on the America’s and International markets, a Vice President of Marketing and a Vice President of Product Management. The Company also launched an aggressive marketing campaign during the second half of 2004 and plans on maintaining its selling and marketing focus in 2005.

      Annual revenues for 2004 declined over 2003 levels due to continuing weak demand for the Company’s products in the first half of 2004. Revenues in the second half of 2004 strengthened, and the Company currently is experiencing a higher level of bid activity, driven by the availability of Versera ICE, and aggressive selling and marketing activities. Gross margins during 2004 declined over 2003 levels primarily as a result of a $2.7 million charge recorded in the first quarter of 2004 for a patent infringement judgment that was awarded to Philip Jackson. The Company expects that gross margins in 2005 will improve and will be in the low to mid fifty per cent range. Research and development spending in 2004 declined over 2003 levels as a result of the completion of the core development of Versera ICE. Selling, general and administrative expense also decreased over 2003 levels due primarily to restructuring activities implemented during 2003. The Company expects research and development spending levels in 2005 to be comparable to 2004 levels and expects selling, general and administrative expenses to increase in 2005 as a result of aggressive selling and marketing activities.

      During 2005 the Company plans to continue its focus on aggressively selling and marketing Versera ICE and on developing new applications, including video mail. The Company expects that, on average, quarterly revenue in 2005 will continue to increase, with some variability from quarter to quarter. This is a forward-looking statement and there can be no assurance that the Company’s sales levels or growth will remain at, reach or exceed historical levels in any future period.

      In January 2004 Kris Wood joined Glenayre as Chief Acquisition Officer and the Company accelerated its search for potential acquisition targets. During 2004 the Company looked at a significant volume of acquisition opportunities both within and outside of the messaging industry, focusing on those opportunities that could best utilize the Company’s accumulated net operating tax losses.

Critical Accounting Policies and Estimates

      General. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the

Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its Consolidated Financial Statements.

      Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverable in an Arrangement Containing More-Than–Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

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

      The Company recognizes service revenues from installation and repair services based on standard price list in effect when such services are provided to customers. Installation is not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until installation is completed. Revenues derived from contractual post installation support services are recognized ratably over the contract support period based on the relative fair value amount to these services.

      The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

      The Company’s revenue recognition policy is significant because its revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although the Company follows specific and detailed guidelines in measuring revenue, certain judgments such as determination of VSOE, affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

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

      Estimated Warranty Costs. The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis the Company assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. During the first, third and fourth quarter of 2004 the warranty experience rate decreased resulting in a reduction in estimated warranty obligation of approximately $599,000 (or $.009 per share). Should actual warranty experience differ from previous estimates, additional provisions may be required. The following is a summary of activity of the Company’s continuing operations warranty obligation in thousands for the year ended December 31, 2004:

Balance at January 1, 2004	$1,257
Provision for warranty obligations	74
Changes in estimates	(599)
Charges of warranty obligations	(159)

Balance at December 31, 2004	$573

      The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the relative fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services are recognized ratably over the contracted support period. Deferred revenue at December 31, 2004 related to support services for new product sales and to the sale of post installation support services was approximately $2.2 million of the total $3.8 million of deferred revenue.

      Inventory. The Company states its inventories at the lower of cost or market. On a quarterly basis the Company assesses the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $212,000, $844,000 and $1.7 million during 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, inventories of $6.2 million and $5.8 million, respectively, were net of reserves of approximately $2.7 million and $3.6 million, respectively.

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

      Medical and Dental Benefit Liability. The current liabilities on the Company’s balance sheet include a reserve for estimated unprocessed claims related to the medical and dental benefits the Company provides to its employees under a partially self-funded group insurance plan. The estimate is subject to changes in medical costs, plan provisions, and plan participants’ health. Recent historical data is used to determine the estimated reserve. During the fourth quarter of 2004 the Company determined it had sufficient history with its current service provider to calculate the liability using detailed historical claims lag data specific to the Company. The

Company had previously estimated the liability utilizing average monthly historical cost times an industry average for the number of months lag in processing claims. During the fourth quarter of 2004 the Company recorded a $283,000 (or $.004 per share) reduction to the liability as a result of the estimation methodology change.

      Post-retirement Health Care Benefit. The Company’s plan for post-retirement health care benefits covers a limited number of employees and retirees. The post-retirement benefit costs and obligations for this plan are actuarially calculated based on various assumptions. These assumptions relate to discount rates, medical cost trend rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The medical cost trend assumptions are based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 10 to the Consolidated Financial Statements for specific assumption values.

      Wind-Down of Discontinued Operations. During 2001, the Company recorded a significant loss from discontinued operations related to the discontinuance of the Wireless Messaging (Paging) segment. At December 31, 2004, the Company had current liabilities and non-current liabilities of $3.3 million and $0.1 million, respectively, related to the discontinued Paging segment. Approximately $2.0 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. Approximately $1.4 million of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of lease commitments and estimated operating costs during the wind down period.

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

      During 2004, 2003 and 2002 the Company recorded a net reduction in the loss on disposal of $12.7 million, $16.1 million and $25.8 million respectively primarily as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These changes to the original estimates made in May 2001 were primarily due to the favorable settlement of litigation relating to the Company’s former Vancouver facility, a reduction in a foreign subsidiary’s tax liability resulting from a favorable assessment for several prior tax years, additional inventory liquidations, better than anticipated revenues during the transition period, lower than anticipated costs to fulfill future contractual obligations, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities partially offset by write-downs of the market values of the Vancouver and Singapore facilities. Management will continue to monitor its future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.

      Taxes. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109) establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

      The Financial Accounting Standards Board issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) to provide guidance under SFAS 109 regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. FSP 109-2 contains provisions allowing companies to apply the provisions of FAS 109 after the period in which the Jobs Act was enacted. The Company is evaluating the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its evaluation and has not adjusted its tax calculations to reflect the repatriation provisions of the Jobs Act as allowed by FSP 109-2.

      At December 31, 2004, the Company had net deferred tax assets of $144.1 million. The Company is required to record a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In 2001, the Company assessed whether its net deferred asset was realizable and determined due to the significant net operating losses and management’s then current inability to project future taxable income that the entire amount should be reserved. During 2004 and 2003, due to its continued operating losses, the Company maintained a full valuation allowance. Until the Company reaches an appropriate level of profitability no tax benefits associated with the net deferred tax assets will be recognized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

      Recent Accounting Pronouncements. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005. See Note 1 and Note 11(a) to the Consolidated Financial Statements.

      See Note 1 of the Consolidated Financial Statements for additional details about SFAS 123R and a description of other recent accounting pronouncements not discussed above, including the expected dates of adoption and estimated effects on results of operations and financial condition.

Discontinued Operations

      In May 2001, as a result of the rapid decline in both the paging infrastructure and device market and certain paging carriers’ financial health, the Company adopted a plan to exit the Wireless Messaging (Paging) business. Wireless messaging products included switches, transmitters, receivers, controllers and related software and two-way messaging devices. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s Consolidated Balance Sheet as of December 31, 2004 in

accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. See Note 3 to the Company’s Consolidated Financial Statements.

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

      The income from discontinued operations during 2003 also included a reduction to the Company’s tax liability relating to the discontinued operations of $2.6 million due to the anticipated utilization of a Canadian tax loss that was generated by the sale of the Vancouver facility during the fourth quarter of 2003. The remaining income from discontinued operations during 2003 related to the collection of accounts receivable previously reserved for, lower than anticipated legal and other costs relating to ongoing litigation, realized foreign exchange gains and better than expected warranty experience, partially offset by write-downs of the market value of the Company’s Vancouver, British Columbia and Singapore facilities. During the fourth quarter of 2003 the Company sold its Vancouver and Singapore facilities for net proceeds of $11.5 million. To clear a lien filed against the Vancouver facility in connection with certain litigation related to the facility (see Part I, Item 3 — Legal Proceedings), $3.4 million of the proceeds from the sale of the Vancouver facility was placed with the court as security until the conclusion of the litigation. This $3.4 million, which was included in other current assets — discontinued operations on the Company’s balance sheet as of December 31, 2003, was released to the Company during 2004.

      During 2004, the Company recorded income from discontinued operations of $12.7 million, primarily as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies relating to the Company’s former Vancouver facility. As part of this settlement, the Company received $6.0 million and recorded a $1.5 million reduction to the liability for legal and other costs related to the pending litigation. In addition, the Company liquidated its remaining paging operations inventory for approximately $714,000 that was previously fully reserved. The Company also recorded income of $1.6 million primarily due to a reduction to its tax liability after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. The remaining income from discontinued operations was primarily due to collection of accounts receivable previously reserved for and reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support.

      The Company had remaining current and non-current liabilities of $3.3 and $0.1 million, respectively, related to the discontinued operations at December 31, 2004. Approximately $2.0 million of these liabilities relate to international franchise tax obligations recorded prior to the discontinuance of the segment. The remaining $1.4 million of liabilities consist of lease commitments and other estimated costs associated with exiting the paging business and meeting customer contractual obligations. The Company estimates that approximately $1.0 million of these remaining liabilities associated with the discontinued paging segment will be disbursed during 2005 and the balance in 2006 and beyond.

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

Results of Continuing Operations

      The following table sets forth for the periods indicated the percentage of total revenues represented by certain line items from Glenayre’s Consolidated Statements of Operations from continuing operations:

	Year Ended
	December 31,

	2004	2003	2002

Product sales	60%	70%	74%
Service revenues	40	30	26

Total revenues	100	100	100

Cost of sales (exclusive of depreciation shown separately below)	32	35	32
Cost of services (exclusive of depreciation shown separately below)	18	18	14

Total cost of sales and services (exclusive of depreciation shown separately below)	50	53	46

Gross margin (exclusive of depreciation shown separately below)	50	47	54
Operating expenses:
Selling, general and administrative expense	39	39	40
Provision for doubtful receivables, net of recoveries	*	(1)	(1)
Research and development expense	24	30	25
Advertising expense	1	*	*
Restructuring expense	*	4	1
Depreciation	4	2	14
Impairment of long-lived assets	—	—	31

Total operating expenses	68	74	110

Operating loss	(18)	(27)	(56)

Interest income	2	2	3
Interest expense	*	*	*
Gain (loss) on disposal of assets, net	*	*	*
Realized and unrealized gain (loss) on securities, net	—	*	*
Other gain (loss), net	*	*	*

Total other income	2	2	3

Loss from continuing operations before income taxes	(16)	(25)	(53)
Provision (benefit) for income taxes	*	*	(3)

Loss from continuing operations	(16)%	(25)%	(50)%

*	less than 0.5%

Year Ended December 31, 2004 compared to 2003

      Revenues. Product sales for 2004 decreased 25% to $30.4 million as compared to $40.8 million in 2003. Service revenues for 2004 increased 16% to $20.2 million as compared to $17.4 million in 2003. International sales increased to $8.6 million in 2004 as compared to $6.5 million in 2003 and accounted for 17% and 11% of total net sales for 2004 and 2003, respectively. The decrease in product sales in 2004 was due to reduced capital spending by the Company’s customers and to price reductions necessitated by price competition. The increase in service revenues was due to increased post installation support revenue resulting from the growth of the installed base of messaging systems. The increase in international revenue was due primarily to sales through new distribution channels.

      The Company currently projects that 2005 revenues will exceed 2004 levels, but that there will be variability by quarter. The Company expects anticipated sales of its new Versera ICE next generation messaging platform, as well as its newer applications, including Multimedia Messaging, Missed Call Notification, and Message Me to provide this increase in revenues. This is a forward-looking statement and there can be no assurance that the Company’s sales levels or growth will remain at, reach or exceed historical levels in any future period.

      During 2004, four customers individually accounted for approximately 16%, 14%, 11%, and 10%, respectively, of the Company’s total revenue from continuing operations. In 2003, three customers individually accounted for 29%, 13%, and 12% respectively, of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future. The loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition and results of operations.

      Profit Margins on Product Sales and Services (exclusive of depreciation). Profit margin on products sold, exclusive of depreciation, (product margin), was 46% in 2004 compared to 50% in 2003. Profit margin on services, exclusive of depreciation, (service margin), was 54% in 2004 compared to 41% in 2003. The decline in the product margin was primarily the result of a $2.7 million charge the Company recorded during the first quarter of 2004 as a result of a patent infringement judgment awarded to Philip Jackson. Service margins increased in 2004 due to reduced support costs as a result of the 2003 restructuring activities, and to a higher volume of services that resulted in increased efficiencies. Additionally, lower profit margins in 2003 resulted in large part from a $1.6 million charge for the loss on an unfavorable contract with one of its major customers. The Company’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and provided, and (iii) changes in material costs and other components of cost of sales.

      Selling, General and Administrative Expense. Selling, general and administrative expenses, net of advertising expenses and bad debt, decreased 14% to $19.5 million in 2004 from $22.7 million in 2003. The decrease in 2004 was primarily attributable to reduced employee related costs and facility costs resulting from the 2002 and 2003 restructuring activities and were partially offset by increased marketing expenses and costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. The Company expects selling, general and administrative costs to increase in 2005 due to aggressive selling and marketing activities in support of its newly launched Versera ICE platform and new Versera applications.

      Provision for Doubtful Receivables. The provision for doubtful receivables was $92,000 in 2004 compared to a credit of ($291,000) in 2003. The credit in 2003 was primarily due to the collection of older receivables previously reserved and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk. The average days outstanding decreased to 56 days at December 31, 2004 as compared to 61 days at December 31, 2003. See Financial Condition and Liquidity below.

      Research and Development Expense. Research and development expenses decreased to $12.2 million in 2004 compared to $17.5 million in 2003. The decrease is primarily attributable to completing the core development of the Company’s next generation Versera ICE messaging platform product in 2004. Research and development costs are expensed as incurred. Research and development expenses as a percentage of net sales decreased to 24% in 2004 from 30% in 2003. Glenayre expects spending for research and development in 2005 to remain consistent with 2004 levels. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in net sales. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

      Advertising Costs. Advertising costs increased to $556,000 in 2004 compared to $137,000 in 2003 primarily due to the marketing campaign related to the newly launched Versera ICE platform.

      Restructuring Expense. During 2004 the Company recorded a restructuring charge of $149,000 for severance and outplacement services related to the final phase of the reduction of the Company’s workforce that was implemented during the first and second quarters of 2003 and the second quarter of 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 and 2003 restructuring activities of $78,000 primarily related to a reduction in accrued severance benefits. During 2003, the Company recorded restructuring charges of approximately $2.5 million and net reductions to its original estimates associated with the Company’s 2001 and 2002 restructuring activities, described below, of $303,000.

      Depreciation Expense. Depreciation expense was $1.8 million in 2004 compared to $1.1 million in 2003. The increase in depreciation expense was due to capital equipment purchased during the current and prior periods relating to the development and support of the Company’s new Versera ICE messaging platform.

      Interest Income. Interest income was $1.2 million and $1.5 million for the years ended December 31, 2004 and 2003, respectively. Interest earned in 2004 was lower primarily due to lower yields on investment instruments during most of 2004. The Company’s weighted average yield on its cash and investments declined from 1.8% at the beginning of 2003 to 1.2% at December 31, 2003, and remained at these lower levels throughout most of 2004. The Company’s weighted average yield on its cash investments increased to approximately 2.1% at December 31, 2004.

      Interest Expense. Interest expense was $228,000 and $61,000 for the years ended December 31, 2004 and 2003, respectively. Interest expense in the first quarter of 2004 included $200,000 of interest relating to a patent infringement judgment against the Company. See Part I, Item 3 — Legal Proceedings.

      Gain (Loss) on Disposal of Assets. The Company recorded gains on disposal of assets of $84,000 and $26,000 for the years ended December 31, 2004 and 2003.

      Provision for Income Taxes. Due to the Company’s operating losses for the years ended December 31, 2004 and 2003 combined with its significant net operating loss carryforwards, no tax benefit was recognized during either period for domestic operations. A provision (benefit) of approximately ($55,000) and $27,000 was recorded related to foreign tax on earned income from foreign operations for the years ended December 31, 2004 and 2003, respectively.

Year Ended December 31, 2003 compared to 2002

      Revenues. Product sales for 2003 decreased 17.8% to $40.8 million as compared to $49.6 million in 2002. Service revenues for 2003 decreased 2.1% to $17.4 million as compared to $17.7 million in 2002. International sales decreased to $ 6.5 million in 2003 as compared to $12.0 million in 2002 and accounted for 11% and 18% of total net sales for 2003 and 2002, respectively.

      The decrease in product sales in 2003 was due to price reductions necessitated by price competition and to reduced capital spending by the Company’s customers.

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

      Selling, General and Administrative Expense. Selling, general and administrative expenses, net of advertising expense and bad debt, decreased 15.5% to $22.7 million in 2003 from $26.9 million in 2002. The decrease in 2003 was primarily attributable to a net decrease in employee related costs and facility costs resulting from the 2002 and 2003 restructuring activities. See Note 2 to the Company’s Consolidated Financial Statements.

      Provision for Doubtful Receivables. The provision for doubtful receivables was a credit of ($291,000) in 2003 compared to a credit of ($910,000) in 2002. The credit in 2003 was primarily due to the collection of older receivables previously reserved and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk partially offset by the impact of the increase in average days outstanding to 61 days at December 31, 2003 as compared to 47 days at December 31, 2002.

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

      Advertising Costs. Advertising costs increased to $137,000 in 2003 compared to $37,000 in 2002.

      Restructuring Expense. During 2003, the Company recorded restructuring charges of approximately $303,000 for severance and relocation related to the termination of the Company’s President and Chief Executive Officer. In addition, the Company recorded a restructuring charge of $1.9 million related to the reduction of the Company’s workforce by approximately 96 positions and $276,000 related to lease cancellation and other exit costs. Additionally, during 2003, the Company recorded net reductions to its original estimates associated with the Company’s 2001 and 2002 restructuring activities, described below, of $303,000 related to reduced accrued severance benefits and to changes in the original sublease recovery estimates.

      During 2002, the Company recorded restructuring charges of approximately $958,000 related to the reduction of the Company’s workforce by approximately 57 positions and $435,000 related to changes in estimates for facility lease obligations. Additionally, during 2002, the Company recorded net reductions to its original estimates associated with the Company’s 2001 restructuring activities of $720,000. These changes in estimate related to the collection of accounts receivable previously reserved, the reduction in severance benefits due to attrition and the reduction in warranty obligation. These reductions were partially offset by a decrease in the estimated recoveries related to subleasing vacated leased space.

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

      Interest Income. Interest income was $1.5 million and $2.3 million for the years ended December 31, 2003 and 2002, respectively. Interest earned in 2003 was lower primarily due to lower yields on investment instruments. The Company’s weighted average yield on its cash and investments at December 31, 2003 was approximately 1.2% as compared to 1.8% at December 31, 2002.

      Interest Expense. Interest expense was $62,000 and $50,000 for the years ended December 31, 2003 and 2002, respectively.

      Realized and Unrealized Gain (Loss) on Sale of Available-for-Sale Securities, Net. During 2002 the Company sold approximately 137,000 shares of Western Multiplex Corporation (MUX) and realized pre-tax gains of approximately $300,000. The realized gain on the sales of MUX shares during 2002 was partially offset by permanent impairment charges of approximately $77,000 related to the Company’s investment in Multi-Link Telecommunications, Inc. (“Multi-Link”). In addition, during the first quarter of 2002, the Company recorded a pre-tax impairment charge of approximately $475,000 related to its investment in a privately held company. This impairment charge was determined based upon management’s review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the company’s technology, operating performance and financial condition. See Note 12 to the Company’s Consolidated Financial Statements.

Contractual Obligations

      The following table summarizes the Company’s contractual obligations, as discussed in the Notes to Consolidated Financial Statements, as of December 31, 2004 (in thousands):

	Payments due by period

Contractual Obligations	Total	2005	2006 - 2007	2008 - 2009	Thereafter

Operating leases(1)	$1,836	$1,044	$775	$17	—
Purchase obligations(2)	1,018	1,018	—	—	—
Guarantee of lease obligation(3)	946	631	315	—	—

Total	$3,800	$2,693	$1,090	$17	$—

(1)	The Company leases office facilities and various equipment under non-cancelable operating leases.

(2)	The amount represents cancelable and non-cancelable purchase agreements for inventory for continuing operations.

(3)	The Company is contingently liable for a building lease of a former subsidiary.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements including special purpose entities.

Financial Condition and Liquidity

      Overview. At December 31, 2004, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $94.9 million. The restricted cash of $30,000 consisted of bank deposits pledged as collateral to secure letters of credit. At December 31, 2004, Glenayre’s principal source of liquidity was its $82.7 million of cash and cash equivalents and $12.2 million in short-term investments. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at December 31, 2004 consisted of bank certificates of deposit and agency securities guaranteed by the U.S. Government with original maturities of greater than three months. The Company expects to use its cash and cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets and potential acquisitions.

      At December 31, 2004, approximately $3.4 million in discontinued operations liabilities remained outstanding of which the Company anticipates disbursements of approximately $1.0 million during 2005 and the balance in 2006 and beyond.

      Operating Activities. Due primarily to the losses from continuing operations recorded in 2004 and 2003, cash used in operating activities, including both continuing and discontinued operations, was $2.3 million and $14.5 million respectively.

      Restricted cash decreased $3.1 million to $30,000 at December 31, 2004 from $3.1 million at December 31, 2003. This decrease was due primarily to the cancellation in 2004 of a letter of credit the Company posted as security during the third quarter of 2003 in connection with damages awarded against the Company relating to an infringement claim by Phillip Jackson. (See Part I, Item 3 — Legal Proceedings). The Company paid the damage award during the second quarter of 2004.

      Accounts receivable related to continuing operations decreased $2.1 million to $7.7 million at December 31, 2004 from $9.8 million at December 31, 2003. Average days sales outstanding, calculated based on three months rolling average, decreased to approximately 56 days at December 31, 2004 from approximately 61 days at December 31, 2003. The decrease in accounts receivable related to continuing operations was primarily due to decreased revenue during the fourth quarter of 2004 compared to the fourth quarter of 2003.

      Inventories related to continuing operations increased $0.4 million to $6.2 million at December 31, 2004 from $5.8 million at December 31, 2003. As of December 31, 2004, the Company had outstanding purchase commitments for inventory of approximately $1.0 million.

      Accounts payable increased $0.5 million to $3.6 million at December 31, 2004 from $3.1 million at December 31, 2003 primarily as a result of the timing of purchases.

      Total current and non-current accrued liabilities related to continuing operations decreased $9.9 million to $19.2 million at December 31, 2004 from $29.1 million at December 31, 2003. The decrease in accrued liabilities was due primarily to:

•	A $1.9 million reduction to a reserve for a loss on an unfavorable multi-year contract due to charges against and adjustments to the reserve as a result of a renegotiation of the contract during 2004.

•	A $1.6 million reduction in accrued and deferred taxes primarily due to receiving a favorable assessment during 2004 for several prior tax years relating to one of the Company’s foreign subsidiaries.

•	A $1.5 million decrease to accrued payroll and related compensation costs due to the bi-weekly payroll falling on December 31, 2004, change in methodology for calculating medical benefit reserves and the use of vacation reserve for office and plant closure for the last half of December 2004.

•	A $1.1 million reduction to legal expense reserves primarily due to settlement of the Phillip Jackson infringement litigation.

•	A $0.7 million decrease to the warranty provision primarily due to a change in estimate during 2004 as a result of a reduction in the actual historic warranty experience rates.

•	A $0.7 million decrease in accrued subcontracting expense due to reduced outsourced research and development in 2004.

•	A $0.5 million decrease to accrued royalty expense primarily due to the purchase of a paid-up license during 2004 and the timing of royalty payments.

      In addition, during 2004 the Company’s liability relating to restructuring costs decreased by $0.9 million primarily due to payment of restructuring obligations. As of December 31, 2004, the Company’s remaining restructuring obligations were approximately $0.3 million related to employee termination benefits and lease termination costs. The Company anticipates all of the remaining cash payments for this restructuring charge will be made in 2005.

      Deferred revenue decreased by $0.6 million to $3.8 million at December 31, 2004 from $4.4 million at December 31, 2003 due primarily to the recognition of previously deferred revenue under a multi-element contract the Company entered into with one of its major customers during 2003. As part of this contract, significant timing differences occur between when payment is received and when revenue is recognized on the delivery of the various elements.

      Investing Activities. In 1999, the Company consolidated its manufacturing activities in Quincy, Illinois and ceased manufacturing activities in its Vancouver, British Columbia facility but continued to utilize the Vancouver facility for engineering, product management and customer service functions. Further, the Company continued its expansion of an office tower in Vancouver with the intention of a subsequent sale of all of its Vancouver facilities and partial lease-back of the new office tower to meet its ongoing operational needs. However, as a result of the Company’s decision to exit its Paging segment in the second quarter of 2001, it no longer had significant operational requirements for its Vancouver facilities. In 2003 the Company spent approximately $811,000 on the Vancouver office tower development. The Company sold this facility during the fourth quarter of 2003 for cash proceeds of $9.8 million. As part of the sale transaction, to clear a lien against the facility in connection with certain litigation related to the development of the facility, proceeds of $3.4 million were placed with the court as security until the conclusion of this litigation (see Part I, Item 3 — Legal Proceedings). The $3.4 million, which was included in Other Current Assets — Discontinued Operations on the Company’s balance sheet at December 31, 2003 was released to the Company in August 2004.

      In October 2003, the Company sold its Singapore facility for cash proceeds of approximately $1.7 million and in January 2002, the Company sold its manufacturing facility in Quincy, Illinois for cash proceeds of approximately $4.4 million.

      The Company spent $2.1 million, $3.6 million and $2.5 million in 2004, 2003 and 2002, respectively, on equipment needed in its continuing operations. The Company anticipates that 2005 property, plant and equipment purchases related to its continuing operations will total approximately $2.8 million.

      During 2002 the Company sold approximately 137,000 shares of Western Multiplex Corporation for cash proceeds of approximately $400,000.

      During the first quarter of 2002, the Company recorded a permanent impairment charge of approximately $77,000 due to a decline in market value of its holdings in Multi-Link Telecommunications, Inc. that was deemed to be other than temporary.

      Financing Activities. During 2004, 2003 and 2002, the Company received proceeds from the sale of Company common stock of $434,000, $841,000 and $483,000, respectively, upon the exercise of stock options and sales of common stock to employees in the Employee Stock Purchase Plan.

      In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2003 and 2001, the Company repurchased 36,000 and 105,900 shares at a total cost of approximately $34,000 and $85,000 respectively. The Company made no purchases during 2002 or 2004. The company has made no purchases during 2005, as of the date of this filing, however, it could commence or suspend purchasing under this program from time to time without notice.

      Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. During 2003 and 2002, the Company received income tax refunds of approximately $2.7 million and $3.4 million, respectively.

      As described in Note 9 to the Company’s Consolidated Financial Statements, at December 31, 2004, the Company has U.S. and foreign net operating loss carryforward (“NOLs”) aggregating approximately $306 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006.

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

Outlook

      As the telecommunications industry begins to show signs of recovery, timing of Communication Service Provider (“CSP”) purchasing activity in communications software and messaging products may be somewhat variable. Key growth drivers for 2005 include:

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

     Competition

      The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these firms is fierce and is primarily based on a combination of price, product architecture, features, system capacity, reliability, selection of applications, services and support.

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

     Variability of Quarterly Results and Dependence on Key Customers

      The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During 2004, Nortel (an OEM partner, as described below), Alltel, US Cellular and Nextel individually accounted for approximately 16%, 14%, 11% and 10%, respectively, of the Company’s total revenue from continuing operations. During 2003, Nextel, Nortel (an

OEM partner, as described below) and US Cellular individually accounted for approximately 29%, 13% and 12%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 10% and 13% of the Company’s total revenues in 2004 and 2003, respectively. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

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

     Potential Market Changes Resulting from Rapid Technological Advances

      Glenayre’s business is primarily focused on offering communications solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience consolidation in the next 12 to 18 months. Carrier consolidation could result in redeployment of existing capital equipment that could reduce new capital spending and in delays in capital spending decisions. Glenayre has been focused on building next-generation messaging platforms such as its VerseraTM ICE platforms and communications solutions that leverage speech-driven, multimedia messaging and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Versera solutions, it could have a material adverse effect on Glenayre’s business.

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

      Although the Company believes its technology does not infringe any third party rights, the Company is currently subject to certain infringement claims. The Company expects that its products may continue to be subject to third-party infringement claims. See Note 13 to the Consolidated Financial Statements and Part I, Item 3 — Legal Proceedings.

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

     International Business Risks

      Approximately 17% of 2004 total revenues from continuing operations were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for 2004 were negotiated in U.S. dollars, Glenayre may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

     Volatility of Stock Price

      The market price of the Company’s common stock is volatile. The market price of its common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products by the Company, developments in relationships with its customers, strategic alliances and partnerships, potential acquisitions and strategic investments, technological advances by existing and new competitors, general market conditions in the industry and changes in government regulations. In addition, in recent years, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have often been unrelated to the operating performance of these specific companies.

     Delisting from the Nasdaq Stock Market

      The Company’s common stock currently trades on the Nasdaq Stock Market (“Nasdaq”). The continued listing requirements of Nasdaq require that the closing bid price of the Company’s common stock not remain below $1.00 for more than 30 consecutive trading days. After notice from Nasdaq that the Company’s common stock has failed to satisfy this test, Nasdaq may commence suspension and delisting procedures unless within 90 days following receipt of such notice the closing bid price of the Company’s common stock is $1.00 or greater for at least 10 consecutive trading days. There can be no assurance that the trading price of the Company’s common stock will meet the minimum bid price requirement and, in the future, the Company’s common stock could be subject to delisting. If the Company’s common stock were to be delisted from trading on Nasdaq the trading market for the common stock could be materially adversely affected.

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

     Risk of Non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002

      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to include Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm in any Form 10-K for a fiscal year ending after November 15, 2004. The internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. Additionally, in Form 10-K, the Company must provide the Company’s Attestation Report of the Registered Public Accounting Firm on management’s assessment of internal control over financial reporting in which the Company’s registered public accounting firm must clearly state its opinion as to whether management’s assessment of the effectiveness of the Company’s internal control over financial report is fairly stated in all material respects, or include an opinion to the effect that an overall opinion cannot be expressed.

      On November 30, 2004, the Securities and Exchange Commission issued an exemptive order under which an accelerated filer meeting certain conditions is permitted to omit from its annual report on Form 10-K filed within the 75 day period specified in the form both Managements Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm provided that the accelerated filer completes its Form 10-K by filing an amendment to include the information that it did not file not later than 45 days after the end of the 75 day filing period. In reliance on this exemptive order, this Annual Report on Form 10-K does not include Management’s Annual Report on Internal Control over Financial Reporting or the related Attestation Report of the Registered Public Accounting Firm.

      The company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan so that it may complete its internal control assessment and file an amendment to this Annual Report on Form 10-K to include this information within the timeframe specified by the exemptive order. However, the Company can provide no assurance as to its ability to complete all components of the work plan in a timely manner. The inability for the Company to timely complete all components of the work plan could (i) prevent the Company from timely filing Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm or (ii) prevent the Company’s management from concluding Management’s Annual Report on Internal Control Over Financial Reporting that the Company’s internal control over financial reporting is effective.

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

Foreign Currency Exchange

      The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At December 31, 2004, approximately U.S. $903,000 or 1.0% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $90,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $90,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of December 31, 2004.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements of the Company and its subsidiaries as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, as well as the report of Independent Registered Public Accounting Firm thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedule is set forth below.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE

Page

(i) Financial Statements:
Report of Ernst & Young LLP Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets at December 31, 2004 and 2003	35
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	36
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	37
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	38
Notes to Consolidated Financial Statements	39

(ii) Supplemental Schedule:

(For the years ended December 31, 2004, 2003 and 2002)
Schedule II — Valuation and Qualifying Accounts	68

      All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders

Glenayre Technologies, Inc.

      We have audited the accompanying Consolidated Balance Sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 7, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands,
	except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$82,691	$65,853
Short-term investments	12,180	33,007
Restricted cash	30	3,148
Accounts receivable, net	7,695	9,769
Inventories, net	6,163	5,828
Other current asset, discontinued operations	—	3,374
Prepaid expenses and other current assets	2,863	3,180

Total Current Assets	111,622	124,159
Property, plant and equipment, net	8,812	8,365
Other assets	848	831

Total Assets	$121,282	$133,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,552	$3,142
Deferred revenue	3,754	4,369
Accrued liabilities	11,912	20,695
Accrued liabilities, discontinued operations	3,284	7,567

Total Current Liabilities	22,502	35,773
Other liabilities	3,497	4,000
Accrued liabilities, discontinued operations — noncurrent	98	3,350
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding: 2004 — 66,820,124 shares; 2003 — 66,384,928 shares	1,336	1,327
Contributed capital	362,698	362,273
Accumulated deficit	(268,849)	(273,368)

Total Stockholders’ Equity	95,185	90,232

Total Liabilities and Stockholders’ Equity	$121,282	$133,355

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
REVENUES:
Product sales	$30,423	$40,795	$49,625
Service revenues	20,152	17,364	17,743

Total Revenues	50,575	58,159	67,368

COST of REVENUES (exclusive of depreciation shown separately below):
Cost of sales	16,381	20,492	21,511
Cost of services	9,215	10,269	9,503

Total Cost of Revenues	25,596	30,761	31,014

GROSS MARGIN (exclusive of depreciation shown separately below):	24,979	27,398	36,354
OPERATING EXPENSES:
Selling, general and administrative expense	19,493	22,669	26,943
Provision for doubtful receivables, net of recoveries	92	(291)	(910)
Research and development expense	12,244	17,530	16,985
Advertising expense	556	137	37
Restructuring expense	80	2,201	673
Depreciation expense	1,783	1,104	9,380
Impairment of long-lived assets	—	—	21,298

Total Operating Expenses	34,248	43,350	74,406

OPERATING LOSS	(9,269)	(15,952)	(38,052)

OTHER INCOME (EXPENSE):
Interest income	1,203	1,489	2,297
Interest expense	(228)	(61)	(50)
Gains (losses) on disposal of assets, net	84	26	(79)
Realized and unrealized losses on securities, net	—	(25)	(250)
Other income	15	52	30

Total Other Income	1,074	1,481	1,948

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,195)	(14,471)	(36,104)
Provision (benefit) for income taxes	(55)	27	(2,603)

LOSS FROM CONTINUING OPERATIONS	(8,140)	(14,498)	(33,501)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX BENEFIT)	12,659	16,131	25,751

NET INCOME (LOSS)	$4,519	$1,633	$(7,750)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.12)	$(0.22)	$(0.51)
Income from discontinued operations	0.19	0.25	0.39

Net income (loss) per weighted average common share	$0.07	$0.02	$(0.12)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Loss from continuing operations	$(0.12)	$(0.22)	$(0.51)
Income from discontinued operations	0.19	0.25	0.39

Net income (loss) per weighted average common share — assuming dilution	$0.07	$0.02	$(0.12)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

					Accumulative
					Other
	Common Stock				Comprehensive	Total
			Contributed	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss)	Equity

	(In thousands)
Balances, December 31, 2001	64,972	$1,299	$361,011	$(267,251)	$631	$95,690
Net loss				(7,750)		(7,750)
Other Comprehensive Loss:
Adjustment to unrealized gain on securities available-for-sale, net of tax of $0					(631)	(631)

Comprehensive Loss						(8,381)
Share issued for ESP Plan and option exercises	476	9	474			483

Balances, December 31, 2002	65,448	1,308	361,485	(275,001)	—	87,792
Net income				1,633		1,633
Shares issued for ESP Plan, other awards and option exercise	973	20	821			841
Repurchase of common stock	(36)	(1)	(33)			(34)

Balances, December 31, 2003	66,385	1,327	362,273	(273,368)	—	90,232
Net income				4,519		4,519
Shares issued for ESP Plan, other awards and option exercises	435	9	425			434

Balances, December 31, 2004	66,820	$1,336	$362,698	$(268,849)	$—	$95,185

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,519	$1,633	$(7,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,783	1,104	9,380
Gain on adjustment to discontinued operations accrual	(3,882)	(13,681)	(13,551)
Gain on sale of discontinued operations assets	—	(698)	—
Income tax benefit – discontinued operations	(1,828)	(2,566)	(4,572)
Net realizable value adjustment on disposal of property, plant and equipment	—	1,842	389
Loss on assets impairment	—	—	21,298
Gain on sale of available-for-sale securities	—	—	(299)
Permanent impairment of available-for-sale securities	—	25	551
Other	(84)	(3)	—
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	3,118	(2,931)	5,010
Accounts receivable	2,074	(4,185)	11,569
Notes receivable	—	—	20
Inventories	(335)	1,115	1,477
Assets held for sale discontinued operations	—	(772)	(1,093)
Other current assets, discontinued operations	3,374	—	—
Prepaids and other current assets	317	3,518	(2,851)
Other assets	(17)	(61)	375
Accounts payable	410	(84)	(3,503)
Deferred revenue	(615)	2,670	632
Accrued liabilities	(10,608)	(716)	55
Other liabilities	(503)	(736)	(1,253)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,277)	(14,526)	15,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property, plant and equipment, discontinued operations	—	8,164	—
Proceeds from property, plant and equipment, continuing operations	—	44	4,567
Purchases of property, plant and equipment	(2,146)	(3,629)	(2,489)
Maturities of (investment in) short-term securities	20,827	10,877	(43,884)
Proceeds from sale of available-for-sale securities	—	—	406

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,681	15,456	(41,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	434	841	483
Purchase of treasury stock	—	(34)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	434	807	483

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,838	1,737	(25,033)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65,853	64,116	89,149

CASH AND CASH EQUIVALENTS AT END OF YEAR	$82,691	$65,853	$64,116

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest	$197	$23	$48
Cash paid during the period for Income taxes	334	175	250

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share amounts)

1.	Summary of Significant Accounting Policies

Description of Business

      Glenayre Technologies, Inc. and subsidiaries (“Glenayre” or the “Company”) is an established global provider of network-based messaging and communications systems and software that enable applications including voice messaging, multimedia messaging and other enhanced telephony services. The Company designs, manufactures, markets and services its products principally under the Glenayre name. The Company’s customers are communications service providers (CSPs), including wireless and fixed network carriers, as well as broadband and cable service providers. The Company’s products make it possible for CSPs to provide a variety of messaging services including voice mail, one-number services, voice-activated dialing and picture messaging to their customers. Glenayre’s executive offices are located in the Atlanta metropolitan area.

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

      Restricted cash at December 31, 2004 consists of bank deposits pledged as collateral to secure letters of credit.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

Accounts Receivable, Net

      Accounts receivable from continuing operations are presented net of an allowance for doubtful accounts of $444,000 and $363,000 at December 31, 2004 and 2003, respectively. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a quarterly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, such allowances, if any, would be recorded in the period the impairment is identified.

Inventories

      Inventories are valued at the lower of average cost or market. In assessing the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements and compare these with the current or committed inventory levels. The reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. The Company has experienced changes in required reserves in recent periods due to the introduction or discontinuances of product lines, as well as declining market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $212,000, $844,000 and $1.7 million during 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, inventories of $6.2 million and $5.8 million, respectively, were net of reserves of approximately $2.7 million and $3.6 million, respectively. The decline in inventory reserves during 2004 was due to the disposition of obsolete and excess inventory. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions or if additional product lines are discontinued. In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

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

Impairment of Long-Lived Assets

      The Company records the impairment or disposal of long-lived assets according to Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews the recoverability of its long-lived assets, including buildings, equipment and internal use software when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recorded during 2004 or 2003. Loss on impairment for 2002 was $21.3 million.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

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

Foreign Currency Translation

      The accounts of foreign subsidiaries have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for monetary assets and liabilities; and for non-monetary items, the exchange rates in effect when acquired. Revenues and expenses are translated into U.S. dollars using average exchange rates. The resulting gains or losses on currency translations, which are not significant, are included in the Consolidated Statements of Operations or as a Cumulative Exchange Adjustment in the Consolidated Statements of Stockholders’ Equity.

Revenue Recognition

      The Company recognizes revenues in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements; as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company typically has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).

      The Company allocates revenue on arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately or to that price set by the Company’s management with pricing authority for new products. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each element. Agreements entered into in fiscal periods beginning after June 15, 2003 are recorded using EITF Issue No. 00-21, which addresses revenue recognition for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. In certain instances, the model impacts the application of SAB No. 101. The Company did not apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company’s adoption of EITF 00-21 did not have a significant impact on the Company’s financial position or results of operations.

      The Company recognizes service revenues from installation and repair services based on a standard price list in effect when such services are provided to customers. Installation is typically not essential to the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

functionality of the products sold and is usually inconsequential or perfunctory to the sale of the products. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until the installation is completed. Revenues derived from contractual post installation support services are recognized ratably over the contract support period based on the relative fair value amounts allocated to these support services.

      The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements and other volume-based incentives. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Significant Customers

      During 2004, Nortel (an OEM partner, as described below), Alltel, US Cellular and Nextel individually accounted for approximately 16%, 14%, 11% and 10%, respectively, of the Company’s total revenue from continuing operations. During 2003, Nextel, Nortel (an OEM partner, as described below), and US Cellular individually accounted for approximately 29%, 13% and 12%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 10% and 13% of the Company’s total revenues in 2004 and 2003, respectively.

Product Related Software Costs

      Product related computer software development costs are expensed as incurred in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Such costs are required to be expensed until the point of technological feasibility is established. Costs which may otherwise be capitalized after such point are not significant and are therefore expensed as incurred.

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

	2004	2003

Balance at beginning of year	$1,257	$2,193
Provision for warranty obligations	74	444
Charges of warranty obligations	(159)	(1,341)
Changes in estimates	(599)	(39)

Balance at end of year	$573	$1,257

      The changes in warranty obligations recorded during 2004 includes a reduction of the estimated warranty costs of approximately $599,000 resulting from a change in estimate (or .009 cent per share for 2004). This change in estimate was due to reductions in the experience rate for two of the Company’s product lines as a result of quality enhancements realized during 2004.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services are recognized ratably over the contracted support period. Deferred revenue at December 31, 2004 and 2003 related to support services for new product sales and to the sale of post installation support services was approximately $2.2 million and $2.6 million, respectively, of the $3.8 million and $4.4 million of deferred revenue, respectively.

Stock-Based Compensation

      The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 11. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

      On December 31, 2002, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148). SFAS 148 contains disclosure provisions for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123) or the intrinsic value method described in APB 25. The Company currently utilizes the intrinsic value method of accounting for its stock-based employee compensation described in APB 25. SFAS 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

      The following table compares the Company’s results of continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method per APB 25, as compared to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

method. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three years ended December 31:

	2004	2003	2002

Loss from continuing operations — as reported	$(8,140)	$(14,498)	$(33,501)
Pro forma stock option expense (1)	(1,374)	(478)	(1,255)

Loss from continuing operations — pro forma	$(9,514)	$(14,976)	$(34,756)

Loss from continuing operations per common share — as reported	$(0.12)	$(0.22)	$(0.51)
Pro forma stock option expense	(0.02)	(0.01)	(0.02)

Loss from continuing operations per common share — pro forma	$(0.14)	$(0.23)	$(0.53)

Loss from continuing operations, assuming dilution — as reported	$(0.12)	$(0.22)	$(0.51)
Pro forma stock option expense	(0.02)	(0.01)	(0.02)

Loss from continuing operations, assuming dilution — pro forma	$(0.14)	$(0.23)	$(0.53)

(1)	As a result of the significant number of terminations in 2002 resulting from restructuring activities, a credit to the pro forma stock option expense was included in the 2002 pro forma stock option expense of approximately $525,000, or $0.01 per share related to the expense previously recognized for these employees in prior years.

Advertising Costs.

      The Company accounts for advertising costs in accordance with SOP No. 93-7, Reporting on Advertising Costs, and, accordingly, expenses advertising costs as incurred. Advertising costs were approximately $556,000, $137,000 and $37,000 during 2004, 2003 and 2002 respectively.

Income Taxes

      Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Exit or Disposal Activities

      The Company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) effective January 1, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. See further discussion in Note 2.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

Commitments and Contingencies

      A contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset, the reduction of a liability, a loss or impairment of an asset or an incurrence of a liability. When loss contingencies exist, including but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of SFAS No. 5, Accounting for Contingencies.

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

Income (Loss) Per Common Share

      The Company computes loss per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. There were no shares of potential common stock included in the calculation of diluted loss per share for 2004, 2003 and 2002 as their effect would be anti-dilutive for those periods. See Note 11.

Impact of Recently Issued Accounting Standards

      On September 30, 2004 The FASB directed the FASB staff to delay the effective date of the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides a common approach to evaluating other-than-temporary impairment to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and to debt securities not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The disclosure provisions were effective for the Company for the year ending December 31, 2003. The requirements of EITF 03-1 did not have a material impact on the disclosure requirements of the Company. The Company does not believe that the measurement and recognition guidance will have a material impact on its financial position.

      In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (FSP) No. FAS 106-1. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to defer recognition of the effects of the Act on its post-retirement benefit plan until authoritative guidance on the accounting for the federal subsidy was issued in accordance

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

with alternatives prescribed by FSP No. FAS 106-1 which was effective for the Company beginning with the year ended December 31, 2003. FSP No. FAS 106-1 was superceded by FSP No. FAS 106-2 on May 19, 2004 and is effective for the first interim or annual period beginning after June 15, 2004. The Company has two alternative methods of transition: retroactive application to the date of enactment or prospective application from the date of adoption. The Company is unable to determine whether benefits provided by its plan are actuarially equivalent to Medicare Part D and is unable to determine if the Company’s plan qualifies for the subsidy under the Act. Consequently, the measure of the Accumulated Post-retirement Benefit Obligation (APBO) and net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy. The regulations issued in January of 2005 indicated that the Centers for Medicare and Medicaid Services will provide further guidance on methods required to demonstrate actuarial equivalence.

      In November of 2004, FASB issued Statement No 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.

      The FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) to provide guidance under SFAS 109 regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. FSP 109-2 contains provisions allowing companies to apply the provisions of FAS 109 after the period in which the Jobs Act was enacted. The Company is evaluating the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings. The Company has not completed its evaluation and has not adjusted its tax calculations to reflect the repatriation provisions of the Jobs Act as allowed by FSP 109-2.

      On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS 123R on July 1, 2005.

      SFAS 123R permits public companies to adopt its requirement using one of two methods:

      1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

      2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company plans to adopt SFAS 123R using the modified-prospective method.

      Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. Although the Company currently uses the Black-Scholes model, the Company may determine that a lattice model provides a better estimate of fair value for its employee stock options. The Company has not determined which model it will use for new awards issued and for awards modified, repurchased or cancelled on or after the effective date, July 1, 2005. All awards granted prior to July 1, 2005 will maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. The Company currently adjusts the pro forma expense for forfeitures only as they occur. The pro forma expense is allocated to the service period based on the accelerated attribution method and all the awards have graded service vesting. This method will continue for compensation costs recognized for these awards granted prior to the effective date. Under the new standard, the Company may use a straight line or accelerated attribution method and is considering both alternatives for awards issued after the effective date.

      As permitted by SFAS 123, the Company currently accounts for share-based payment to employees using APB 25’s intrinsic value method and consequently recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted because it will depend on levels of share-based payments granted in the future. However, had adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Stock-Based Compensation above.

      Tax benefits resulting from income tax deductions in excess of recognized compensation cost are recognized in additional paid-in capital (APIC) under SFAS 123R. The pool of APIC credits available upon adoption of SFAS 123R includes all credits related to options granted after December 31, 1994 regardless of whether compensation costs was provided only in pro forma disclosures or recognized in the financial statements. The Company elected the disclosure only alternative under SFAS 123. These APIC credits are limited to those that would have been recognized under SFAS 123. Under SFAS 123 and SFAS 123R, if tax benefits are less than the cumulative compensation cost, the write-off of the related excess deferred tax asset is recognized in the income statement, except to the extent that credits have previously been recognized in additional paid-in capital for deductions in excess of compensation cost for past awards accounted for under SFAS 123. SFAS 123R also requires the reporting of the excess of tax deduction benefits net of recognized compensation cost as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on when employees exercise stock options and the Company’s tax position. Due to the Company’s net operating losses for taxes, the Company did not recognize excess tax deductions in 2003 or 2004.

      As a result of the impact of adopting this standard, the Company plans to review its business practice of issuing stock options to all employees. The Company is also contemplating reducing the number of stock options issued in the future and increasing the number of restricted stock units granted. The Company is investigating several alternatives already available under the two stock option plans described in Note 11.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

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

      During 2004, the Company recorded restructuring charges of $149,000 for severance and outplacement services related to the reduction of the Company’s workforce in the first and second quarter of 2003 and April 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 and 2003 restructuring activities of $78,000 primarily related to a reduction in accrued severance benefits offset by an increase in lease cancellation and other costs.

      During 2003, the Company recorded restructuring charges of $1.9 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 96 positions impacting several functional areas within the Company. The Company recorded restructuring charges of $276,000 related to lease cancellation and other exit costs that will be incurred by the Company through October 2006 and $303,000 for severance and relocation related to the October 31, 2003 termination of the Company’s president and chief executive officer. Additionally, during 2003 the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003, 2002 and 2001 restructuring activities of $303,000 primarily related to a reduction in accrued severance benefits.

      During 2002, the Company recorded restructuring credit of $210,000 primarily related to the collection of accounts receivable previously reserved for in the 2001 restructuring charge and the change in estimate of accrued severance benefits related to the reduction of the Company’s workforce. The Company recorded a restructuring charge of $1.2 million for severance and outplacement services related to the further reduction of the Company’s workforce by approximately 57 positions. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 restructuring activities of $182,000 primarily related to a reduction in the prepaid product line warranty obligation partially offset by additional facility lease expenses. These charges were offset by a change in estimate of $104,000 related to the Company’s Netherlands operations for severance and benefits costs. The following is a summary of activity in the 2004, 2003 and 2002 restructuring reserves:

	Severance	Lease Cancellation and
	and Benefits	Other Exit Costs	Total

Balance at January 1, 2002	$2,500	$3,817	$6,317
Expense Accrued and Adjustments	958	(285)	673
Expenditures	(3,193)	(2,049)	(5,242)

Balance at December 31, 2002	$265	$1,483	$1,748
Expense Accrued and Adjustments	2,037	164	2,201
Expenditures	(2,062)	(694)	(2,756)

Balance at December 31, 2003	$240	$953	$1,193
Expense Accrued and Adjustments	125	(54)	71
Expenditures	(338)	(666)	(1,004)

Balance at December 31, 2004	$27	$233	$260

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

3.	Discontinued Operations

      In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s Consolidated Balance Sheet as of December 31, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period.

      Results for discontinued operations consist of the following:

	2004	2003	2002(1)

Net sales	$—	$—	$7,962	(1)
Income from discontinued operations:
Gain from operations before income taxes	—	1,143	3,447	(1)

Gain from operations	—	1,143	3,447	(1)
Gain on disposal of segment before income taxes	11,056	12,422	17,732
Benefit for income taxes	(1,603)	(2,566)	(4,572)

Gain on disposal of discontinued operations	12,659	14,988	22,304

Income from discontinued operations	$12,659	$16,131	$25,751

(1)	Includes the results of discontinued operations from the beginning of the period to May 23, 2002, the end of the transition period.

      During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Paging segment. This loss consisted of (a) operating losses of approximately $46.8 million incurred in the Paging segment and (b) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets. The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002.

      During 2002, the Company recorded reductions in the loss on disposal of discontinued operations of approximately $25.8 million, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These further adjustments to the original estimates made in May 2001 were primarily due to better than anticipated revenues during the transition period, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities offset by additional write-down of the Vancouver and Singapore facilities due to a deterioration of market values.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      During 2003, as a result of the Company’s review of the estimated asset values and liabilities and future commitments related to the discontinued operations, the Company recorded income from discontinued operations of $16.1 million. Approximately $11.3 million of the income related to earlier than anticipated reductions in work force and facility related costs as well as inventory liquidations as a result of entering into agreements with various independent third parties to provide subcontract support, repair and manufacturing services on the Company’s behalf to meet customer contractual obligations. The Company anticipates that subcontracting fees related to servicing the remaining contractual obligations will be significantly lower than the costs the Company would have incurred had it retained employees to service the obligations through expiration. As part of these agreements, most of the employees in the Company’s discontinued operations were transferred to the subcontract companies and the Company’s requirement to pay severance to these employees has been reduced significantly or eliminated. The income from discontinued operations during 2003 also included a reduction to the Company’s tax liability relating to discontinued operations of $2.6 million due to the anticipated utilization of a Canadian tax loss that was generated by the sale of the Vancouver facility during the fourth quarter of 2003. The remaining income from discontinued operations during 2003 related to the collection of accounts receivable previously reserved for, lower than anticipated legal and other costs relating to ongoing litigation, better than expected warranty experience, and realized foreign exchange gains partially offset by additional write-downs of the market value of the Company’s Vancouver and Singapore facilities to amounts reflecting the related net proceeds of $11.5 million.

      During 2003 the Company sold its facilities located in Vancouver, British Columbia and Singapore for net proceeds of $11.5 million. To clear a lien filed against the Vancouver facility in connection with certain litigation related to the facility, proceeds of $3.4 million from the sale of the Vancouver facility was placed with the court as security until the conclusion of the litigation. This $3.4 million, included in other current assets — discontinued operations, on the Company’s balance sheet as of December 31, 2003, was released to the Company in August 2004.

      During 2004, the Company recorded income from discontinued operations of $12.7 million, primarily as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies relating to the Company’s former Vancouver facility. As part of this settlement, the Company received $6.0 million and recorded a $1.5 million reduction to the liability for legal and other costs related to the pending litigation. In addition, the Company liquidated its remaining paging operations inventory for approximately $714,000 that was previously fully reserved. The Company also recorded income of $1.6 million primarily due to a reduction to its tax liability after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. The remaining income from discontinued operations was primarily due to collection of accounts receivable previously reserved for and reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parities have the capability to provide the necessary support.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

4.     Short Term Investments

      The following is a summary of held-to-maturity securities:

	Amortized
	Cost (Net	Gross	Gross	Estimated
	Carrying	Unrealized	Unrealized	Fair
	Amount)	Gains	Losses	Value

December 31, 2004
Obligation of U.S. government agencies	$5,127	$—	$—	$5,127
Other short-term investments	7,053	—	—	7,053

	$12,180	$—	$—	$12,180

December 31, 2003
Obligation of U.S. government agencies	$4,298	$—	$—	$4,298
Other short-term investments	28,709	—	—	28,709

	$33,007	$—	$—	33,007

      All short-term investments mature in one year or less.

5.     Inventories

      Inventories net of reserves of $2.7 million and $3.6 million related to the Company’s continuing operations at December 31, 2004 and 2003, respectively, consisted of:

	2004	2003

Raw materials	$2,745	$3,552
Work in process	586	772
Finished goods	2,832	1,504

	$6,163	$5,828

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

6.     Property, Plant and Equipment and Impairment of Long-Lived Assets

      Property, plant and equipment related to the Company’s continuing operations at December 31, 2004 and 2003 consisted of:

	2004	2003

Land	$676	$676
Buildings and improvements	5,039	5,014
Equipment	5,988	3,680

	11,703	9,370
Less: Accumulated depreciation	(2,891)	(1,005)

	$8,812	$8,365

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

7.     Accrued Liabilities

      Accrued liabilities at December 31, 2004 and 2003 consisted of:

	2004	2003

Accrued warranty costs	$573	$1,257
Accrued royalty fees	236	1,262
Accrued legal fees	135	1,238
Accrued payroll costs	1,127	2,312
Accrued restructuring costs	260	979
Accrued income taxes	4,993	6,590
Accrued vacation	644	932
Other accruals	3,944	6,125

	$11,912	$20,695

      Included in accrued payroll costs above is a reserve for estimated unprocessed claims relating to the medical and dental benefits the Company provides to its employees under a partially self-funded group insurance plan. During the fourth quarter of 2004 the Company determined it had sufficient history with its current service provider to calculate the liability using detailed historical claims lag data specific to the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

Company. The Company had previously estimated the liability utilizing average monthly historical cost times an industry average for the number of months lag in processing claims. During the fourth quarter of 2004 the Company recorded a $283,000 (or $.004 per share) reduction to the liability as a result of the estimation methodology change.

8.     Other Liabilities

      Other liabilities at December 31, 2004 and 2003 consisted of:

	2004	2003

Post-retirement Benefit Accrual	$2,204	$2,336
Accrued restructuring costs	—	214
Deferred Compensation	847	832
Deferred Officers Compensation	446	446
Other	—	172

	$3,497	$4,000

9.     Income Taxes

      The Company’s income tax provision for continuing operations consists of the following:

	2004	2003	2002

Current provision:
United States Federal	$—	$—	$—
Benefit of Alternative Minimum Tax NOL Carryback	—	—	(2,480)
Foreign	(55)	27	(144)
State and local	—	—	—

Total current	(55)	27	(2,624)

Deferred:
Primarily United States federal and state	(2,767)	(5,051)	(12,639)
Adjustment to valuation allowance	2,767	5,051	12,660

Total deferred	0	—	21

Total provision (benefit)	$(55)	$27	$(2,603)

      The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2004	2003	2002

United States	$(9,231)	$(15,483)	$(36,196)
Foreign	1,036	1,012	92

	$(8,195)	$(14,471)	$(36,104)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2004	2003	2002

Income tax provision at Federal U.S. statutory rate	$(2,868)	$(5,065)	$(12,637)
Increase in valuation allowance	2,767	5,051	12,660
Alternative Minimum Tax Carryback	—	—	(2,480)
Foreign taxes at rates other than U.S. statutory rate	—	—	(190)
State taxes and foreign taxes net of federal benefit and related valuation allowance	—	—	—
Other non-deductibles	46	41	44

Income tax provision (benefit)	$(55)	$27	$(2,603)

      The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003

Assets:
U.S. net operating loss carryforwards	$94,980	$76,930
State net operating loss carryforwards	13,996	11,687
Foreign net operating loss carryforwards	11,328	12,403
Other	27,116	44,308

	147,420	145,328
Less: Valuation allowance	(144,062)	(144,819)

	3,358	509
Liabilities	(3,358)	(509)

Deferred tax asset, net	$—	$—

      At December 31, 2004 and 2003, the Company had net deferred tax assets of $144.1 million and $144.8 million, respectively, that were fully reserved by valuation allowances. Components of the net deferred tax assets include other deferred tax assets for 2004 and 2003 that primarily reflect reserves not yet deducted for tax purposes of $15 million and $31 million, respectively, and U.S. and foreign research and experimentation credit carry-forwards of $10.5 million.

      During 2004, the valuation allowance decreased by $20.0 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $19.2 million due primarily to an increase in net operating loss carryforwards. During 2003, the valuation allowance decreased by $8.6 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $16.3 million due primarily to an increase in net operating loss carryforwards. The Company assessed the realizability of the net deferred asset at December 31, 2004 and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.

      The Company has combined NOLs for U.S. Federal and certain foreign subsidiaries of $306 million and $264 million at December 31, 2004 and 2003, respectively, which begin to expire in 2006. At December 31, 2004, of the $306 million of US and foreign NOL carryforwards, $39 million were generated in 2004,

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

$55 million were generated in 2003 and $179 million were generated prior to 2003. The remaining $33 million are related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. However, the Company’s ability to offset future income with these acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the “Code”).

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $2.1 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to net operating loss carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, foreign tax credit carry-forwards would be available to reduce some portion of the U.S. liability. Withholding taxes of approximately $91,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2004.

      The Company has recorded tax liabilities of approximately $7.0 million and $8.6 million at December 31, 2004 and 2003, respectively for probable and estimable exposure for tax filing positions in various jurisdictions. During 2004 the Company recorded a $1.6 million reduction in accrued and deferred taxes primarily due to receiving a favorable assessment for several prior tax years related to one of the Company’s foreign subsidiaries.

10.     Employee Benefit Plans

     (a) Post-retirement Health Care Benefits

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

Estimated Benefit Payment

2005	$82
2006	83
2007	86
2008	87
2009	97
2010-2014	$637

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      The actuarial present value of accumulated post-retirement benefit obligations at December 31, 2004 and 2003 is as follows:

	2004	2003

Retirees	$1,576	$1,286
Fully eligible plan participants	70	105
Other active plan participants	285	319

Accumulated post-retirement benefit obligation	1,931	1,710
Unrecognized loss	(657)	(568)
Unrecognized prior service cost	1,010	1,264

Post-retirement benefit liability recognized in balance sheet	$2,284	$2,406

      The change in Accumulated Post-retirement Benefit Obligation (“APBO”) from year to year is as follows:

	2004	2003

APBO at the beginning of the year	$1,710	$3,036
Service cost	45	100
Interest cost	109	162
Plan amendments	0	(2,124)
Actuarial loss	147	672
Benefits paid	(80)	(136)

APBO at end of the year	$1,931	$1,710

      Net post-retirement benefit costs for the years ended December 31, 2004, 2003 and 2002 consist of the following components:

	2004	2003	2002

Service cost	$45	$100	$155
Interest cost on APBO	109	162	194
Amortization of transition obligation	0	21	51
Amortization of prior service costs	(254)	(136)	14
Amortization of actuarial loss	58	57	—

	$(42)	$204	$414

      The assumed discount rate utilized was 6.00%. The assumed health care trend rate in measuring the accumulated post-retirement benefit obligation as of December 31, 2004 was varied between non-Medicare and Medicare eligible retirees. For non-Medicare eligible retirees the 2005 trend rate is 8.50%, decreasing linearly to 4.5% in 2014, after which it remains constant. For Medicare retirees, the 2005 trend rate is 10.0% decreasing linearly to 4.5% in 2014, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2004 and the 2004 aggregate interest and service cost by approximately 7.22% and 9.09%, respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2004 and the 2004 aggregate interest and service cost by approximately 6.96% and 8.44%, respectively. The assumed discount rates used in determining the APBO at December 31, 2004 and 2003 were 6.00% and 6.25%, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      The measures of APBO and net post-retirement benefit cost do not reflect an amount associated with the subsidy included in the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is unable to determine whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act pending the release of further guidance from federal agencies.

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

     (b) Defined Contribution Plans

      The Company has defined contribution plans covering substantially all of its full-time employees. Under the plans, the employees can contribute a certain percentage of their compensation and the Company matches a portion of the employees’ contribution. The Company’s contributions under these plans for the Company’s continuing operations amounted to approximately $694,000, $724,000 and $892,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

11.     Stockholders’ Equity

     (a) Incentive Stock Plans

      The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) that were approved by the stockholders, are administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares. In May 2003, the 1996 Plan was amended to increase the number of shares available by 2.0 million. Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons.

      In May 2003, the 1996 Plan was also amended to provide for the grant of restricted stock units to non-officer directors on an annual basis. This change, coupled with the reduction in cash compensation payable to non-officer directors, was intended to further align the interest of directors and stockholders in enhancing the value of the Company’s common stock and to encourage such directors to remain with and to devote their best efforts to the Company. Each non-officer director receives a number of restricted stock units equal to $9,000 divided by the fair market value of the common stock on the last trading day immediately preceding each Annual Meeting. One-third of the units vest on each of the first, second and third anniversaries of the grant. During 2003 each non-officer director was granted 3,054 restricted stock units to cover the period from January 1, 2003 to May 20, 2003 and 8,654 restricted stock units on May 20, 2003. The units prices at time of issue were $1.13 and $1.04 respectively. During 2004 each non-officer director was granted 3,897 restricted stock units on May 18, 2004 with a unit price of $2.31 each. The Company recognized approximately $55,000 and $46,000 in 2004 and 2003, respectively, for director fee expense related to these grants.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      Options granted have an option price equal to the fair market value of the Company’s common stock on the date of grant. Options under the plans expire no later than ten years from the grant date. Activity and price information regarding the Company’s stock option plans is summarized as follows:

	Shares		Weighted Average
	(In 000’s)	Price Range	Price

Outstanding, December 31, 2001	7,020	$0.61-$43.59	$5.19
Granted	1,370	$0.77-$2.35	$0.88
Exercised	(158)	$0.80-$1.28	$1.20
Canceled	(1,283)	$0.61-$19.88	$6.79

Outstanding, December 31, 2002	6,949	$0.61-$43.59	$4.13
Granted	1,293	$0.87-$3.05	$2.32
Exercised	(765)	$0.91-$3.40	$2.40
Canceled	(1,037)	$0.61-$17.57	$3.62

Outstanding, December 31, 2003	6,440	$0.61-$43.59	$4.26
Granted	1,469	$1.70-$3.72	$2.41
Exercised	(310)	$0.61-$2.02	$0.87
Canceled	(1,217)	$0.61-$17.57	$4.43

Outstanding, December 31, 2004	6,382	$0.61-$43.59	$3.96

      Of the outstanding options under the Company’s stock option plans at December 31, 2004, approximately 4.0 million are currently exercisable. The weighted-average exercise price for the currently exercisable options at December 31, 2004 was $4.98. The weighted average remaining contractual life of options outstanding is approximately 6.4 years. Approximately 2.1 million shares (all under the 1996 Plan) were available for grant as of December 31, 2004.

      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2004:

		Options Outstanding
				Options Outstanding
		Weighted Average
	Shares	Remaining Life	Weighted Average		Weighted Average
Ranges of Exercise Prices	In 000’s	in Years	Exercise Price	Shares	Exercise Price

$0.61 to $0.80	1,453	7.14	$0.78	1,221	$0.78
$0.87 to $1.70	1,161	3.54	$1.26	965	$1.26
$1.77 to $2.32	1,134	7.88	$2.18	134	$2.13
$2.35 to $2.69	1,168	8.93	$2.64	423	$2.61
$2.94 to $4.69	577	6.23	$3.47	380	$3.39
$6.00 to $43.59	888	3.50	$17.03	888	$17.03

      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The weighted average fair value of stock options, calculated using the Black-Scholes option pricing model, granted during the three years ended December 31, 2004, 2003 and 2002 was $1.21, $1.22 and $0.54 per option, respectively.

      The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Expected Life in Years	1 to 4	1 to 4	1 to 4
Risk Free Interest Rate	2.7% to 4.2%	1.3% to 4.3%	1.5% to 4.0%
Volatility	0.74	0.78	0.97
Dividend Yield	—	—	—

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

      All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The price for common stock to be offered under the ESP Plan for all six-month periods prior to August 1, 2001 was equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. Effective August 1, 2001, for the six-month period beginning August 1, 2001 and subsequent periods, the calculation of the price for common stock was amended by the Company’s board of directors to be 85% of the lower of the closing price on the first day of the period, February 1 or August 1, or last day of the period, July 31 or January 31. For the August 1, 2004 to January 31, 2005 period, the discounted stock purchase price was $1.41. For the February 1, 2005 to July 31, 2005 period, the discounted stock purchase price will be the lower of $1.94 or 85% of the closing market price of the common stock on July 31, 2005. As of December 31, 2004, a total of 1,931,254 shares had been issued under the ESP Plan at purchase prices ranging from $0.80 to $37.94 and 824,996 shares were reserved under the ESP Plan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

     (c) Income (Loss) from Continuing Operations per Common Share

      The following table sets forth the computation of income (loss) from continuing operations per share:

	2004	2003	2002

Numerator:
Loss from continuing operations	$(8,140)	$(14,498)	$(33,501)

Denominator:
Denominator for basic loss per share — weighted average shares	66,637	65,806	65,325
Effect of dilutive securities: stock options	—	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	66,637	65,806	65,325

Loss from continuing operations per weighted average common share	$(0.12)	$(0.22)	$(0.51)

Loss from continuing operations per common share — assuming dilution	$(0.12)	$(0.22)	$(0.51)

(d)	Stock Repurchase Programs

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

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

      The Amendments provide that, instead of the 15% beneficial ownership level described above, SWIB’s beneficial ownership level will be 20% through June 15, 2001 and, after that date, will be reduced to (i) 16% if SWIB does not beneficially own 16% or more of Glenayre’s outstanding common stock on June 15, 2001 or (ii) if SWIB beneficially owns 16% or more of Glenayre’s outstanding common stock at the close of business on June 15, 2001, the next highest whole percentage in excess of the percentage of Glenayre’s outstanding common stock then beneficially owned by SWIB, not exceeding 20%. At the close of business on December 31, 2004 and 2003, SWIB owned approximately 17.4% and 18.3% of Glenayre’s outstanding common stock respectively.

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

      During 2001 the Company recorded a realized holding loss of approximately $2.02 million related to its holdings in Multi-Link Telecommunications, Inc. The Company classified this investment as available–for-sale from the date of purchase. This security was deemed worthless in 2002 and the Company recorded a pre-tax impairment charge of approximately $77,000 to write off the entire carrying value of the security. Each decline in value was treated as other than temporary.

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

      Phillip Jackson — Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million royalty fee expense (recorded in cost of revenues) and $200,000 interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million award plus interest and costs during the second quarter of 2004.

      On May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal is scheduled to be argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.

      AudioFAX — In July 2003, the Company received a letter and supporting materials from the Intellectual Property Asset Corporation (“IPAC”), representing AudioFAX IP LLC (“AudioFAX”), informing the Company that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business, and inquiring as to the Company’s interest in obtaining a license to use these patents. In September 2004, the Company was notified by IPAC that on August 31, 2004 AudioFAX had been issued another patent in the area of enhanced fax/unified messaging that certain of the Company’s products may infringe. In December of 2004 the Company entered into a non-exclusive license agreement with AudioFAX whereby the Company agreed to pay to AudioFAX a license fee in exchange for AudioFAX’s granting a non-exclusive license agreement to certain patents relating to store-and-forward technologies. The agreement provides for an immediate payment of $525,000 that was made in January 2005 and additional licensing payments may be required. The Company does not anticipate that such future licensing payments would have a material impact on the Company’s financial results.

      Pilot Pacific Properties, Inc. — In August 2001, the Company filed two lawsuits against Pilot Pacific Properties, Inc. (“Pilot Pacific”), in Vancouver, British Columbia. These lawsuits, which were consolidated in February 2002 (“Pilot Action”), sought total damages of over $12.0 million (Canadian), for the return of $5.3 million (Canadian) held in trust, breach of contract, breach of fiduciary duties and improper charges made to, and paid by, the Company in connection with the development and construction of an office building in Vancouver. In response Pilot Pacific filed counterclaims against the Company for unpaid invoices of $6.0 million (Canadian) and lost profits of $60.0 to $65.0 million (Canadian), as well as seeking to retain approximately $5.3 million (Canadian) held in trust.

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

      In July 2004 the Company entered into a settlement agreement with Pilot Pacific Holdings Inc. and its associated companies including E Court (collectively, “Pilot”) related to all outstanding matters between the parties. As part of the terms of this settlement, the Company received $6.0 million ($7.7 million Canadian) during the second half of 2004. In addition, as part of the terms of this settlement agreement, the Company received $3.4 million ($4.4 million Canadian) including interest for monies the Company previously deposited with the court as security for Pilot’s claim of lien in connection with the 2003 sale of the Vancouver facility. With the exception of the Company’s relatively minor remaining claims for certain additional assets traceable to funds paid by the Company to Pilot, all matters between Pilot and the Company have concluded. The parties are scheduled to arbitrate the Company’s claim and value of these additional assets in March 2005.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

      Lynnview Ridge, Alberta — In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in a Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the company and a wholly owned subsidiary of Imperial Oil.

      The Company understands that the land on which some of this residential development was located at one time contained a petroleum storage tank farm and is adjacent to land on which Imperial Oil operated a refinery for many years. In June, 2001, Alberta Environment, a department of the Government of Alberta, issued an Environmental Protection Order requiring Imperial Oil to remediate significant petroleum-based contamination discovered on Lynnview Ridge. In July 2002, following an appeal to the Environmental Appeal Board, the Alberta Minister of the Environment issued a Ministerial Order confirming this Environmental Protection Order. Imperial Oil initiated a judicial proceeding to reverse this Ministerial Order, which was unsuccessful. The Company is not a party to these proceedings. The Company understands that Imperial Oil has purchased from the homeowners 137 of the 160 homes located in the Lynnview Ridge development. To date, the Company has conducted preliminary investigations and some limited discovery regarding these lawsuits.

      In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. The remaining eighteen lawsuits seek approximately $18.4 million (Canadian) in total damages. A reserve for legal fees associated with this matter of $336,000 is included in Accrued liabilities, discontinued operations on the Company’s December 31, 2004 balance sheet.

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

     Operating Lease Commitments

      The Company leases office facilities and various equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

in excess of one year, net of sublease income of approximately $166,000) related to its continuing operations for calendar years subsequent to December 31, 2004 are as follows:

2005	$1,210
2006	731
2007	44
2008	11
2009	6

Subtotal	2,002
Sublease income	(166)

Total	$1,836

      Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) related to discontinued operations are included in Accrued Liabilities — discontinued operations on the Company’s Consolidated Balance Sheet and excluded from the above schedule. Accrued restructuring charges for leases of $372,000 and related sublease income of $166,000 are included in the above schedule and also in the Accrued Liabilities on the Company’s Consolidated Balance Sheet. The office leases include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. Contingent rentals are estimated based on provisions in the lease and historical trends. Rent expense for continuing operations amounted to approximately $1.1 million, $1.9 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Other Commitments

      Western Multiplex Corporation merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of December 31, 2004 for this obligation is approximately $946,000.

      At December 31, 2004, the Company had approximately $1.0 million of outstanding purchase commitments mainly to its suppliers of inventories.

14.                 Interim Financial Data — Unaudited

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2004
Total Revenues	$10,194	$12,226	$14,853	$13,302
Gross profit (exclusive of depreciation)	2,191	7,302	7,345	8,141
Income (loss) from continuing operations	(5,901)	(1,241)	(1,242)	244
Income (loss) from continuing operations per weighted average common share	(0.09)	(0.02)	(0.02)	0.00
Income (loss) from continuing operations per common share — assuming dilution	(0.09)	(0.02)	(0.02)	0.00

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Tabular Amounts in Thousands Except per Share Amounts)

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2003
Total Revenues	$13,343	$14,628	$14,707	$15,481
Gross profit (exclusive of depreciation)	7,026	6,306	7,653	6,413
Income (loss) from continuing operations	(5,833)	(5,367)	(1,673)	(1,625)
Income (loss) from continuing operations per weighted average common share	(0.09)	(0.08)	(0.03)	(0.02)
Income (loss) from continuing operations per common share — assuming dilution	(0.09)	(0.08)	(0.03)	(0.02)

15.	Segment Reporting

      In May 2001, the Company began exiting its Wireless Messaging (Paging) business segment. As a result of the discontinuance of the Paging segment, the Company currently operates in one business segment.

      All Property, Plant and Equipment is located in the United States.

      The following geographic area data represents total revenues based on product shipment destination for the Company’s continuing operations.

	For the years ended

Total Revenues	2004	2003	2002

United States	$41,970	$51,682	$55,382
Canada	451	461	340
Asia	1,797	761	2,102
Europe, Middle East and Africa	4,259	3,268	5,666
Latin America	2,098	1,987	3,878

Total	$50,575	$58,159	$67,368

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.                           Controls and Procedures

      The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company carried out an evaluation under the supervision and with the participation of management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004. Disclosure controls and procedures are the Company’s controls and other procedures that are designed with the objective of ensuring that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective.

      Notwithstanding the foregoing, there are inherent limitation to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedure can only provide reasonable assurance of achieving their control objectives

      During the fourth quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

      Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to include Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm in any Form 10-K for a fiscal year ending after November 15, 2004. The internal control report must, among other things, set forth management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the Company’s most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective. Additionally, in the Form 10-K, the Company must provide the Company’s independent auditors’ attestation report on management’s assessment of internal control over financial reporting in which the Company’s independent auditor must clearly state its opinion as to whether management’s assessment of the effectiveness of the Company’s internal control over financial reporting is fairly stated in all material respects, or include an opinion to the effect that an overall opinion cannot be expressed.

      On November 30, 2004, the Securities and Exchange Commission issued an exemptive order under which an accelerated filer meeting certain conditions is permitted to omit from its annual report on Form 10-K filed within the 75 day period specified in the form both Management’s Annual Report on Internal Control over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm provided that the accelerated filer completes its Form 10-K by filing an amendment to include the information that it did not file not later than 45 days after the end of the 75 day filing period. In reliance on this exemptive order, this Annual Report on Form 10-K does not include Management’s Annual Report on Internal Control over Financial Reporting or the related Attestation Report of the Registered Public Accounting Firm.

      The Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan so that it may complete its internal control assessment and file an amendment to this Annual Report on Form 10-K to include this information within the timeframe specified by the exemptive order. However, the Company can provide no assurance as to its ability to complete all components of the work plan in a timely manner. The inability of the Company to timely complete all components of the work plan could (i) prevent the Company from timely filing Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of the Registered Public Accounting Firm or (ii) prevent the Company’s management from concluding in Management’s Annual Report on Internal Control Over Financial Reporting that the Company’s internal control over financial reporting is effective.

Item 9B.     Other Information

      None.

PART III

      Items 10 through 14 are incorporated herein by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE OFFICERS OF THE REGISTRANT,” “ELECTION OF DIRECTORS,” “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee,” “CODE OF ETHICS,” “COMPENSATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “INDEPENDENT PUBLIC ACCOUNTANTS — Audit and Non-Audit Fees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2005.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

      (a) (1) Financial Statements: See “Index to Consolidated Financial Statement” in Part II, Item 8 on page 33 of this Form 10-K.

(2) Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” on page 68 of this From 10-K.

(3) Exhibits: the exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

		Column C
Column A	Column B	Additions				Column D	Column E

	Balance at	Charges (credits)		Charged to			Balance at
	Beginning	to Costs and		Other			End of
Description	of Period	Expenses		Accounts		Deductions	Period

	(Dollars in thousands)
Accounts Receivable — Allowance for Doubtful Accounts:
Year ended December 31, 2004	363	92		—		11	444
Year ended December 31, 2003	805	(291	)(1)	—		151	363
Year ended December 31, 2002	2,528	(951	)(1)	(149	)(2)	623	805
Notes Receivable — Allowance for Doubtful Accounts:
Year ended December 31, 2004	68	—		—		—	68
Year ended December 31, 2003	68	—		—		—	68
Year ended December 31, 2002	82	41		—		55	68
Valuation Allowance on Inventories:
Year ended December 31, 2004	3,586	212		—		1,078	2,720
Year ended December 31, 2003	4,901	844		—		2,159	3,586
Year ended December 31, 2002	4,012	1,684		—		795	4,901

(1)	The credits of $291,000 and $951,000 for 2003 and 2002, respectively were primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

(2)	During the first quarter of 2002, the Company recorded a restructuring credit of $149,000 related to the collection of accounts receivable previously reserved in the 2001 restructuring charge related to the Company’s Prepaid product line.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2005.

GLENAYRE TECHNOLOGIES, INC.

By:	/s/ CLARKE H. BAILEY

Clarke H. Bailey
Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2004:

/s/ CLARKE H. BAILEY Clarke H. Bailey Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ RAMON D. ARDIZZONE ---------------------------------------------- Ramon D. Ardizzone Director
/s/ DEBRA ZIOLA Debra Ziola Senior Vice President, Chief Accounting Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ DONALD S. BATES ---------------------------------------------- Donald S. Bates Director /s/ CLIFF O. BICKELL ---------------------------------------------- Cliff O. Bickell Director
/s/ PETER W. GILSON ---------------------------------------------- Peter W. Gilson Director
/s/ JOHN J. HURLEY ---------------------------------------------- John J. Hurley Director
/s/ HORACE H. SIBLEY ---------------------------------------------- Horace H. Sibley Director
/s/ HOWARD W. SPEAKS, JR. ---------------------------------------------- Howard W. Speaks, Jr. Director

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	—	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
3.2	—	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.
4.1	—	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.
4.2	—	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.
4.3	—	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.
4.4	—	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.
10.1	—	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*
10.2	—	Executive Severance Benefit Agreement dated April 28, 2004 between the Company and Bruce M. Bales (the “Bales Agreement”) was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001) and Rolf Madson (dated May 17, 2002) are identical, in all material respects, with the Bales Agreement and are not filed as exhibits.*
10.3	—	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*
10.4	—	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference.*
10.5	—	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference*
10.6	—	Form of Stock Option Agreement for Registrant’s 1996 Incentive Stock Plan, as amended.
21.1	—	Subsidiaries of the Company is filed herewith.
23.1	—	Consent of Ernst & Young LLP is filed herewith.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract