Form 10-K/A
period 2004-12-31
GLENAYRE TECHNOLOGIES INC
filed 2005-04-26
CIK 808918

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended                      December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑       No ☐

As of December 31, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2004, was approximately $117.3 million. The number of shares of the Registrants’ common stock outstanding on February 28, 2005 was 66,916,906.

INTRODUCTORY NOTE
PART II
ITEM 9A. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
EX-10.7 EMPLOYMENT OFFER LETTER/KRISTOPHER A. WOOD
EX-10.8 EMPLOYMENT OFFER LETTER/BRUCE M. BALES
EX-10.9 GLENAYRE TECHNOLOGIES, INC. INCENTIVE PLAN
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO

INTRODUCTORY NOTE

In reliance on an exemptive order issued by the Securities and Exchange Commission on November 30, 2004, Glenayre Technologies, Inc. (the “Company”) did not include Management’s annual report on internal control over financial reporting or the related Attestation report of the registered public accounting firm in its Form 10-K filed on March 11, 2005 (the “Original Filing”). The Company is filing this Amendment No. 1 to Form 10-K (this “Amendment No. 1”) to include this information. This Amendment No. 1 also amends Item 15 of the Original Filing to file the exhibits required in connection with the disclosures contained herein.

Except as set forth above, no attempt has been made in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing and other than the discussion regarding controls and procedures contained in Item 9A of Part II, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing on March 11, 2005.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. The Company’s disclosure controls and procedures were designed to reach a level of reasonable assurance of achieving their objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in Report of Independent Registered Public Accounting Firm included herein.

Changes in Internal Controls

During the fourth quarter of 2004 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Glenayre Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Glenayre Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glenayre Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Glenayre Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Glenayre Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glenayre Technologies, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Glenayre Technologies, Inc. and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
April 21, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 26, 2005.

GLENAYRE TECHNOLOGIES, INC.

/s/ Clarke H.Bailey

Clarke H. Bailey Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 26, 2005:

/s/ Clarke H. Bailey
Clarke H. Bailey
Director, Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Debra Ziola
Debra Ziola
Senior Vice President,
Chief Accounting Officer and Chief
Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

/s/ Ramon D. Ardizzone
Ramon D. Ardizzone
Director

/s/ Donald S. Bates
Donald S. Bates
Director

/s/ Cliff O. Bickell
Cliff O. Bickell
Director

/s/ Peter W. Gilson
Peter W. Gilson
Director

/s/ John J. Hurley
John J. Hurley
Director

/s/ Horace H. Sibley
Horace H. Sibley
Director

/s/ Howard W. Speaks, Jr.
Howard W. Speaks, Jr.
Director

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.

4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.

10.1	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*

10.2	Executive Severance Benefit Agreement dated April 28, 2004 between the Company and Bruce M. Bales (the “Bales Agreement”) was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001) and Rolf Madson (dated May 17, 2002) are identical, in all material respects, with the Bales Agreement and are not filed as exhibits.*

10.3	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*

10.4	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference.*

10.5	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference.*

10.6	Form of Stock Option Agreement for Registrant’s 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

10.7	Employment offer letter to Kristopher A. Wood dated January 5, 2004 is filed herewith.

10.8	Employment offer letter to Bruce M. Bales dated April 27, 2004 is filed herewith.

10.9	Glenayre Technologies, Inc. Incentive Plan is filed herewith.

21.1	Subsidiaries of the Company was filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

23.1	Consent of Ernst & Young LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002 is filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

*	Management Contract