Form 10-Q
period 2005-03-31
GLENAYRE TECHNOLOGIES INC
filed 2005-05-10
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to

Commission File Number  0-15761

GLENAYRE TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0085742

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11360 LAKEFIELD DRIVE, DULUTH, GEORGIA	30097

(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at April 29, 2005 was 66,924,506 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Glenayre Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Glenayre Technologies, Inc. Board of Directors and Stockholders
Atlanta, Georgia

We have reviewed the Condensed Consolidated Balance Sheet of Glenayre Technologies, Inc. and Subsidiaries as of March 31, 2005, and the related Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004, the Condensed Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2005, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet of Glenayre Technologies, Inc. and Subsidiaries as of December 31, 2004, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for the year then ended not presented herein, and in our report dated March 7, 2005 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the Consolidated Balance Sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia
May 9, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$90,927	$82,691
Short-term investments	56	12,180
Restricted cash	106	30
Accounts receivable, net	23,529	7,695
Inventories, net	8,415	6,163
Prepaid expenses and other current assets	2,087	2,863

Total Current Assets	125,120	111,622
Property, plant and equipment, net	8,590	8,812
Other assets	1,676	848

TOTAL ASSETS	$135,386	$121,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,993	$3,552
Deferred revenue	12,840	3,754
Accrued liabilities	13,712	11,912
Accrued liabilities, discontinued operations	3,211	3,284

Total Current Liabilities	34,756	22,502
Other liabilities	3,446	3,497
Accrued liabilities, discontinued operations — noncurrent	79	98

Total Liabilities	38,281	26,097
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, Outstanding: 2005 - 66,924,506 shares; 2004 - 66,820,124 shares	1,338	1,336
Contributed capital	362,826	362,698
Accumulated deficit	(267,059)	(268,849)

Total Stockholders’ Equity	97,105	95,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,386	$121,282

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Product sales	$13,658	$5,837
Service revenues	4,264	4,357

Total Revenues	17,922	10,194

COST of REVENUES:
Cost of sales	4,155	5,883
Cost of services	2,467	2,180

Total Cost of Revenues	6,622	8,063

GROSS MARGIN	11,300	2,131

OPERATING EXPENSES:
Selling, general and administrative expense	6,878	4,303
Provision for doubtful receivables, net of recoveries	10	(92)
Research and development expense	2,716	3,421
Restructuring expense	(12)	37
Depreciation expense	429	337

Total Operating Expenses	10,021	8,006

OPERATING INCOME (LOSS)	1,279	(5,875)

OTHER INCOME (EXPENSES):
Interest income	530	275
Interest expense	(7)	(209)
Loss on disposal of assets, net	(1)	(6)
Other gain (loss), net	8	(52)

Total Other Income	530	8

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	1,809	(5,867)
Provision for income taxes	29	34

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,780	(5,901)
INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX PROVISION/BENEFIT)	10	1,685

NET INCOME (LOSS)	$1,790	$(4,216)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Income (loss) from continuing operations	$0.03	$(0.09)
Income from discontinued operations	0.00	0.03

Net income (loss) per weighted average common share	$0.03	$(0.06)

INCOME (LOSS) PER COMMON SHARE - ASSUMING DILUTION:
Income (loss) from continuing operations	$0.03	$(0.09)
Income from discontinued operations	0.00	0.03

Net income (loss) per weighted average common share	$0.03	$(0.06)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Total
	Common Stock		Contributed	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 1, 2005	66,820	$1,336	$362,698	$(268,849)	$95,185

Net Income				1,790	1,790

Shares issued for Employee Stock Purchase Plan And option exercises	105	2	128		130

Balances, March 31, 2005	66,925	$1,338	$362,826	$(267,059)	$97,105

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
NET CASH USED IN OPERATING ACTIVITIES	$(3,745)	$(4,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(273)	(715)
Maturities of (investment in) short-term securities	12,124	(5,502)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	11,851	(6,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	130	187

NET CASH PROVIDED BY FINANCING ACTIVITIES	130	187

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,236	(10,303)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,691	65,853

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,927	$55,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	11	189

See Notes to Condensed Consolidated Financial Statements.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements of the Glenayre Technologies, Inc. and Subsidiaries (“Glenayre” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions are eliminated in consolidation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Glenayre’s financial results in any quarter are highly dependent upon various factors, including the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. Accordingly, the shipment of products in fulfillment of such large orders can dramatically affect the results of operations of any single quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation

The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 12. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”); and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The following table compares the Company’s results of continuing operations as reported to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method required by Statement of Financial Accounting Standards No. 123 (Revised 2004). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period for each of the three-month periods ended March 31:

	Three months Ended
	March 31,
	2005	2004

Income (loss) from continuing operations — as reported	$1,780	$(5,901)
Pro forma stock option expense (1)	(269)	(240)

Income (loss) from continuing operations — pro forma	$1,511	$(6,141)

Income (loss) from continuing operations per common share as reported	$0.03	$(0.09)
Pro forma stock option expense (2)	—	—

Income (loss) from continuing operations per common share — pro forma (2)	$0.02	$(0.09)

Income (loss) from continuing operations, assuming dilution — as reported	$0.03	$(0.09)
Pro forma stock option expense (2)	—	—

Income (loss) from continuing operations, assuming dilution — pro forma (2)	$0.02	$(0.09)

(1) As a result of terminations during the three month periods ended March 31, 2005 and 2004 resulting primarily from voluntary terminations, a credit to the pro forma stock option expense was included in the March 31, 2005 and 2004 pro forma stock option expense of approximately $29,000 and $79,000, respectively, or $0.00 per share for each quarter. This credit related to the pro forma stock option expense previously recognized for these employees in prior periods.

(2) Income (loss) per weighted average common share amounts are rounded to the nearest $0.1; therefore, such rounding may impact individual amounts presented.

Impact of Recently Issued Accounting Standards

On September 30, 2004, the FASB directed the FASB staff to delay the effective date of the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-1, The Meaning of Other–Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides a common approach to evaluating other-than-temporary impairment to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), and to debt securities not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. The disclosure provisions were effective for the Company for the year ending December 31, 2003. The requirements of EITF 03-1 did not have a material impact on the disclosure requirements of the Company. The Company does not believe that the measurement and recognition guidance will have a material impact on its financial position.

In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (“FSP”) No. FAS 106-1. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to defer recognition of the effects of the Act on its post-retirement benefit plan until authoritative guidance on the accounting for the federal subsidy was issued in accordance with alternatives prescribed by FSP No. FAS 106-1 which was effective for the Company

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

beginning with the year ended December 31, 2003. FSP No. FAS 106-1 was superceded by FSP No. FAS 106-2 on May 19, 2004 and is effective for the first interim or annual period beginning after June 15, 2004. The Company has two alternative methods of transition: retroactive application to the date of enactment or prospective application from the date of adoption. The Company is unable to determine whether benefits provided by its plan are actuarially equivalent to Medicare Part D and is unable to determine if the Company’s plan qualifies for the subsidy under the Act. Consequently, the measure of the Accumulated Post-retirement Benefit Obligation (“APBO”) and net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy. The regulations issued in January of 2005 indicated that the Centers for Medicare and Medicaid Services will provide further guidance on methods required to demonstrate actuarial equivalence.

In November of 2004, FASB issued Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (“IASB”). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.

The FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 to provide guidance under FASB issued Statement No. 109, Accounting for Income Taxes (“SFAS 109”) regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. The Company has evaluated the effect of the Jobs Act on its plan for reinvestment and repatriation of foreign earnings and determined that it will not use the one-time deduction due to its net operation loss carryovers that are available to offset income from future dividend payments.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. On April 14, 2005 the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS 123R. Under the new rule public companies will now be required to adopt SFAS 123R by their first fiscal year after June 15, 2005. The Company expects to adopt SFAS 123R on January 1, 2006.

SFAS 123R permits public companies to adopt its requirement using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

The Company plans to adopt SFAS 123R using the modified-prospective method.

Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. Although the Company currently uses the Black-Scholes model, the Company may determine that a lattice model provides a better estimate of fair value for its employee stock options. The Company has not determined which model it will use for new awards issued and for awards modified, repurchased or cancelled on or after the effective date, January 1, 2006. All awards granted prior to January 1, 2006 will maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. The Company currently adjusts the pro forma expense for forfeitures only as they occur. The pro forma expense is allocated to the service period based on the accelerated attribution method, and all the awards have graded service vesting. This method will continue for compensation costs recognized for these awards granted prior to the effective date. Under the new standard, the Company may use a straight line or accelerated attribution method and is considering both alternatives for awards issued after the effective date.

Reclassifications

Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

2. Short-Term Investments

The following is a summary of held-to-maturity securities:

	Amortized Cost	Gross	Gross	Estimated
	(Net Carrying	Unrealized	Unrealized	Fair
	`Amount)	Gains	Losses	Value
March 31, 2005
Obligation of U.S. government agencies	$—	$—	$—	$—
Other short-term investments	56	—	—	56

	$56	$—	$—	$56

December 31, 2004
Obligation of U.S. government agencies	$5,127	$—	$—	$5,127
Other short-term investments	7,053	—	—	7,053

	$12,180	$—	$—	$12,180

All short-term investments mature in one year or less. Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months when purchased.

3. Accounts Receivable

Accounts receivable related to continuing operations consist of:

	March 31,	December 31,
	2005	2004
Trade receivables	$23,983	$8,139
Less: allowance for doubtful accounts	(454)	(444)

	$23,529	$7,695

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

4. Inventories

Inventories, net of reserves, related to continuing operations consist of:

	March 31,	December 31,
	2005	2004
Raw materials	$2,533	$2,745
Work-in-process	618	586
Finished goods	5,264	2,832

	$8,415	$6,163

At March 31, 2005 and December 31, 2004, reserves were approximately $2.7 million for both periods. Charges for obsolescence and slow-moving inventory were approximately $24,000 and $51,000 during the three month periods ended March 31, 2005 and 2004, respectively.

In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Company, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

5. Estimated Warranty Costs

The Company generally warrants its products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors affecting the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The following is a summary of activity of the Company’s continuing operations warranty obligation for the first quarter of 2005.

Balance at January 1, 2005	$573
Provision for warranty obligations	46
Settlements of warranty obligations	(45)

Balance at March 31, 2005	$574

The Company also offers post installation extended warranty and support services, known as Glenayre Care, for its products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services is recognized ratably over the contracted support period. Deferred revenue at March 31, 2005 related to product sales and to the sale of post installation support services was approximately $3.5 million of the $12.8 million of deferred revenue.

6. Business Restructuring of Continuing Operations

Effective January 1, 2003, the Company changed its method of accounting for restructuring activities to conform with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

During the first quarter of 2005, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $12,000 primarily related to a reduction in accrued lease cancellation costs.

During the first quarter of 2004, the Company recorded a restructuring charge of $58,000 for severance and outplacement services related to the reduction of the Company’s workforce in the first and second quarter of 2003. The Company recorded net favorable adjustments to its original estimates associated with the Company’s 2001 and 2003 restructuring activities of $21,000 primarily related to a reduction in accrued severance benefits. The following is a summary of activity for the three months ended March 31, 2005 related to the restructuring reserves:

	Severance	Lease Cancellation
	and Benefits	and Other Exit Costs	Total
Balance at January 1, 2005	$27	$233	$260
Expense accrued	—	—	—
Credits and changes in estimates	—	(12)	(12)
Payments	—	(93)	(93)

Balance at March 31, 2005	$27	$128	$155

7. Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited Condensed Consolidated Balance Sheet as of March 31, 2005. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations consist of the following:

	Three Months Ended
	March 31,
	2005	2004
Gain on disposal of segment before income taxes	$63	$379
Income Tax (Expense) Benefit	(53)	1,306

Income from discontinued operations	$10	$1,685

In the first quarter of 2005, as a result of the Company review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $63,000 was recorded. The Company recorded income of $74,000 primarily due to settlement received from Pilot Pacific Properties, Inc. and its associated companies. This income was offset by the adjustments to the original estimates, related primarily to international office closures, of $11,000.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

Company recorded a $1.3 million reduction in its tax liability relating to the discontinued operations primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries.

8. Accrued Liabilities

Accrued liabilities at March 31, 2005 and December 31, 2004 consisted of:

	March 31,	December 31,
	2005	2004
Accrued income taxes	$5,077	$4,993
Accrued payroll costs	1,841	1,127
Accrued audit, tax and professional services	1,824	857
Accrued vacation	896	644
Accrued contractual obligations to customers	724	708
Other accruals	3,350	3,583

	$13,712	$11,912

9. Other Liabilities

Other liabilities at March 31, 2005 and December 31, 2004 consist of:

	March 31,	December 31,
	2005	2004
Post-retirement benefit accrual	$2,188	$2,204
Deferred compensation	815	847
Deferred officers compensation	443	446

	$3,446	$3,497

10. Income Taxes

The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended
	March 31,
	2005	2004
Income tax provision (benefit) federal U.S. statutory rate	$633	$(2,053)
Increase (decrease) in valuation allowance	(624)	2,267
State income tax benefit, net of federal benefit	(39)	(224)
Foreign taxes, net of federal benefit and related valuation allowance	29	34
Other non deductibles	30	10

Income tax provision	$29	$34

The Company accounts for income taxes under the liability method in accordance with SFAS 109. At March 31, 2005, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed whether the net deferred asset at March 31, 2005 was realizable and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

11. Employee Benefit Plans, Postretirement Health Care Benefits

Net postretirement benefit costs consist of the following components:

	Three Months Ended
	March 31,
	2005	2004
Service Cost	$15	$13
Interest cost on APBO	32	27
Amortization of prior service costs	(64)	(63)
Amortization of actuarial loss	22	15

	$5	$(8)

The unrecognized prior service cost decreases the postretirement benefit costs due to amortization of the plan amendment effective June 1, 2003 reducing the number of participants by changing eligibility provisions. The Company reported in its financial statements for the year ended December 31, 2004, that it expects to contribute $82,000 to its postretirement health care plan in 2005.

12. Stockholders’ Equity

(a) Income (Loss) from Continuing Operations per Common Share

The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income (loss) from continuing operations	$1,780	$(5,901)
Denominator:
Denominator for basic income from continuing operations per share - weighted average shares	66,884	66,450
Effect of dilutive securities: Stock options	1,496	—

Denominator for diluted income (loss) from continuing operations per share	68,380	66,450

Income (loss) from continuing operations per weighted average common share	$0.03	$(0.09)

Income (loss) from continuing operations per common share-assuming dilution	$0.03	$(0.09)

There were no shares of potential common stock included in the calculation of diluted loss per share for the three months ended March 31, 2004, as their effect would be anti-dilutive.

(b) Incentive Stock Plans

The Company maintains two stock option plans (the “1996 Plan” and the “1991 Plan”) and an employee stock purchase plan that were approved by the stockholders. These plans are administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and are utilized to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans, as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

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

	March 31, 2005	March 31, 2004
Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	3.3% to 4.5%	1.2% to 3.8%
Volatility	0.71	0.77
Dividend Yield	—	—

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

13. Commitments and Contingencies

Litigation

In connection with the licensing of the Company’s software products, the Company’s standard purchase and license agreements typically require the Company to defend and indemnify its customers against claims that the Company’s licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. The indemnity provisions generally provide, subject to various exclusions and conditions, for our control of defense and settlement and cover costs and damages actually finally awarded against the customer. The Company retains the right in its discretion or after issuance of a final adverse judgment to obtain a license for the licensed program in question from the third party, to modify the licensed program so it is no longer infringing, or to terminate the customer’s license for the licensed program with a pro-rata refund of license fees paid based on a 5-year straight-line amortization schedule.

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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

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

On May 14, 2004, Jackson filed a motion with the district (“trial”) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. As of May 9, 2005, the appellate court has not yet ruled on the appeal. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.

Lynnview Ridge, Alberta – In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits assert that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in a Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the Company and a wholly owned subsidiary of Imperial Oil.

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

In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, the Company was notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately $11.8 million (Canadian) in total damages ant that the releases to be made by the plaintiffs in connection with those settlements will include the Company. However, the Company has not yet received the executed releases and it is possible that some or all of those settlements may fail to be consummated. The remaining nine lawsuits seek approximately $6.6 million (Canadian) in total damages. A reserve for legal fees associated with this matter of $333,000 is included in Accrued Liabilities, discontinued operations on the Company’s March 31, 2005 unaudited Condensed Consolidated Balance Sheet.

In addition to the legal proceedings discussed above, the Company is from time to time, involved in various disputes and legal actions related to its business operations. While no assurance can be given regarding the

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

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

Other Commitments

Western Multiplex Corporation merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of March 31, 2005 for this obligation is approximately $789,000.

14. Subsequent Event

On May 9, 2005, Entertainment Distribution Company (USA), LLC and Blitz 05-107 GmbH, each of which is an indirect subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) and a Share Purchase Agreement (the “Share Purchase Agreement” and together with the Asset Purchase Agreement, the “Acquisition Agreements”), respectively, with certain subsidiaries of Universal Music Group (“Universal Music”) to acquire Universal Music’s North American and central European CD and DVD manufacturing and distribution operations (the “Acquired Business”). The assets to be acquired as part of these agreements include Universal Music’s manufacturing and distribution operations in Hanover, Germany, its manufacturing operations in Grover, North Carolina, and its distribution operation in Fishers, Indiana, Reno, Nevada and Wilkes-Barre, Pennsylvania. After the close of this transaction, the Acquired Business will be operated by Entertainment Distribution Company, LLC (“EDC”) which will operate as a separate division of the Company. The total purchase price payable for the Acquired Business is approximately $122.0 million. Included in the assets to be purchased from Universal Music will be approximately $14.0 million (€11 million) of cash that Universal Music will contribute at closing in order to meet certain German regulatory requirements

Under the Asset Purchase Agreement, EDC will acquire the assets comprising the United States portion of Universal Music’s CD and DVD manufacturing and distribution operations. Under the Share Purchase Agreement, EDC will acquire all of the outstanding shares of Universal Music’s Germany subsidiaries that operate the central European portion of Universal Music’s CD and DVD manufacturing and distribution operations.

As part of the transaction, at the closing EDC will enter into ten-year manufacturing and distribution agreements with Universal Music under which it will immediately become the exclusive manufacturer and distributor for approximately 80% of Universal Music’s CD and DVD requirements for North America and central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal Music’s requirements that are currently outsourced as Universal Music’s commitments to third party suppliers expire over the next three years.

Under the terms of the Acquisition Agreements, the purchase price payable at closing will be approximately $81.8 million, of which $28 million is payable for the U.S. operations, approximately $47.3 million (€37 million) is payable for the central European operations and the balance constitutes transaction expenses. The portion of the purchase price payable for the central European operations is payable in Euros and the U.S. dollar value of such amount is subject to change based on currency fluctuations through the closing. Additionally, under the terms of the manufacturing and distribution contracts entered into as part of the transaction, EDC will be obligated to pay to Universal Music fixed rebates with a net present value totaling approximately $40.2 million. These rebates will be payable as follows: approximately $5.7 million will be payable on December 31, 2005, approximately $8.1, $13.6, $14.0 and $1.4 million will be payable on each of June 30, 2006 through 2009, respectively, and approximately $416,000 will be payable on each of June 30, 2010

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in thousands except per share data)
(Unaudited)

through 2015, respectively. Approximately 47% of the total amount of these rebates and other consideration will be payable in Euros.

The transaction is anticipated to close on or around May 31, 2005 and is subject to customary closing conditions.

Pursuant to the Limited Liability Company Agreement of EDC to be entered into at the closing (the “EDC LLC Agreement”), it is anticipated that EDC will be capitalized with $35.9 million of equity capital, $35.4 million of which will be provided by the Company and the balance of which will be provided by EDC management. Additionally, under the EDC LLC Agreement certain profits interests will be issued at closing to EDC management, Universal and the Company’s financial advisor that will entitle these parties to up to thirty percent of EDC’s profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other conditions have been met.

To fund the balance of the purchase price payable at closing and provide for working capital needs, EDC has entered into a commitment letter with Wachovia Bank, National Association for a senior secured credit facility in an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million repayable over five years, and a revolving credit facility of $10.0 million. It is anticipated that the Company would cash collateralize $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date, with $8.25 million of this deposit being released on June 30, 2006, if EDC meets certain financial milestones, and with the entire deposit being released on June 30, 2007 so long as at such time no event of default exists under the credit agreement.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under Risk Factors That May Affect Future Results below. All forward-looking statements included in this Quarterly Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements and does not intend to do so.

Pending Acquisition

On May 9, 2005, Entertainment Distribution Company (USA), LLC and Blitz 05-107 GmbH, each of which is an indirect subsidiary of the Company, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) and a Share Purchase Agreement (the “Share Purchase Agreement” and together with the Asset Purchase Agreement, the “Acquisition Agreements”), respectively, with certain subsidiaries of Universal Music Group (“Universal Music”) to acquire Universal Music’s North American and central European CD and DVD manufacturing and distribution operations (the “Acquired Business”). The assets to be acquired as part of these agreements include Universal Music’s manufacturing and distribution operations in Hanover, Germany, its manufacturing operations in Grover, North Carolina, and its distribution operations in Fishers, Indiana, Reno, Nevada and Wilkes-Barre, Pennsylvania. After the close of this transaction, the Acquired Business will be operated by Entertainment Distribution Company, LLC (“EDC”) which will operate as a separate division of the Company. The total purchase price payable for the Acquired Business is approximately $122.0 million. Included in the assets to be purchased from Universal Music will be approximately $14.0 million (€11 million) of cash that Universal Music will contribute at closing in order to meet certain German regulatory requirements.

Under the Asset Purchase Agreement, EDC will acquire the assets comprising the United States portion of Universal Music’s CD and DVD manufacturing and distribution operations. Under the Share Purchase Agreement, EDC will acquire all of the outstanding shares of Universal Music’s Germany subsidiaries that operate the central European portion of Universal Music’s CD and DVD manufacturing and distribution operations.

As part of the transaction, at the closing EDC will enter into ten-year manufacturing and distribution agreements with Universal Music under which it will immediately become the exclusive manufacturer and distributor for approximately 80% of Universal Music’s CD and DVD requirements for North America and central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal Music’s requirements that are currently outsourced as Universal Music’s commitments to third party suppliers expire over the next three years.

Under the terms of the Acquisition Agreements, the purchase price payable at closing will be approximately $81.8 million, of which $28 million is payable for the U.S. operations, approximately $47.3 million (€37 million) is payable for the central European operations and the balance constitutes transaction expenses. The portion of the purchase price payable for the central European operations is payable in Euros and the U.S. dollar value of such amount is subject to change based on currency fluctuations through the closing. Additionally, under the terms of the manufacturing and distribution contracts entered into as part of the transaction, EDC will be obligated to pay to Universal Music fixed rebates with a net present value totaling approximately $40.2 million. These rebates will be payable as follows: approximately $5.7 million will be payable on December 31, 2005, approximately $8.1, $13.6, $14.0 and $1.4 million will be payable on each of June 30, 2006 through 2009, respectively, and approximately $416,000 will be payable on each of June 30, 2010 through 2015, respectively. Approximately 47% of the total amount of these rebates and other consideration will be payable in Euros.

The transaction is anticipated to close on or around May 31, 2005 and is subject to customary closing conditions.

Pursuant to the Limited Liability Company Agreement of EDC to be entered into at the closing (the “EDC LLC Agreement”), it is anticipated that EDC will be capitalized with $35.9 million of equity capital, $35.4 million of which will be provided by the Company and the balance of which will be provided by EDC management. Additionally, under the EDC LLC Agreement certain profits interests will be issued at closing to EDC management, Universal and the Company’s financial advisor that will entitle these parties to up to thirty percent of EDC’s profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other conditions have been met.

To fund the balance of the purchase price payable at closing and provide for working capital needs, EDC has entered into a commitment letter with Wachovia Bank, National Association for a senior secured credit facility in an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million repayable over five years, and a revolving credit facility of $10.0 million. It is anticipated that the Company would cash collateralize $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date, with $8.25 million of this deposit being released on June 30, 2006, if EDC meets certain financial milestones, and with the entire deposit being released on June 30, 2007 so long as at such time no event of default exists under the credit agreement.

Overview

A key strategic milestone for the Company was reached during 2004 with the launch of the Versera Intelligent Communications Environment (“Versera ICE”), the Company’s next generation messaging solution. Versera ICE is an open standards-based architecture that allows Communications Services Providers (“CSPs”) to quickly and easily add new revenue generating applications to their service offering. By the end of 2004, three of the Company’s customers in North America had deployed Versera ICE in one or more of their locations. In addition, during 2004 the Company was awarded a $7.0 million contract to deploy Versera ICE in the network of MTN, a large CSP in South Africa. Approximately $5.0 million of this contract is for equipment that will be delivered in 2005, and the remainder is for multi-year support services.

During the first quarter of 2005 the Company launched its Versera Video Mail that provides call completion, message recording and mailbox functions for video telephony calls. Versera Video Mail adds a new level of personalization to communication by allowing subscribers to record, send and retrieve messages that now include both an audio and a video component. The Company expects to begin deploying Versera Video Mail mid 2005, and expects to generate revenue from it in the third quarter of 2005.

The Company operates in the enhanced messaging business segment and provides customers with a complete messaging solution. All of the Company’s products perform similar functions related to enhanced messaging. The Company’s services all relate to the installation or maintenance of the Company’s products. These products and services each form a single group that together form one business segment. The Company’s new product line allows customers to migrate from existing legacy systems to next-generation systems. Messaging applications available in the product group include voice mail, fax messaging, missed-call notification, multimedia messaging and video mail.

First quarter revenues for 2005 increased over 2004 levels primarily due to an increase in product sales to the Company’s North American customers to accommodate their subscriber growth. The Company currently is experiencing a high level of bid activity, driven by the availability of Versera ICE and increased selling and marketing activities. Gross margins in the first quarter 2005 increased over 2004 levels primarily as a result of $2.7 million charge recorded in the first quarter of 2004 for a patent infringement judgment that was awarded to Philip Jackson and to strong sales of the Company’s higher margin products including software applications in the first quarter of 2005. The Company expects that gross margins in 2005 will be in the low to mid fifty percent range. Research and development spending in the first quarter of 2005 declined over

2004 levels as a result of the completion of the core development of Versera ICE in the first quarter of 2004. Selling, general and administrative expense increased over 2004 levels primarily due to costs related to an expanded sales force and to costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

During the remainder of 2005 the Company plans to continue its focus on aggressively selling and marketing Versera ICE and on developing new applications, including video mail. The Company expects that, on average, quarterly revenue in 2005 will continue to increase, with some variability from quarter to quarter. This is a forward-looking statement and there can be no assurance that the Company’s sales levels will remain at, reach or exceed historical levels in any future period.

The Company is continuing its search for potential acquisition targets. During 2004 the Company looked at a significant volume of acquisition opportunities both within and outside of the messaging industry, focusing on those opportunities that could best utilize the Company’s accumulated net operating tax losses. As described in Part I, Item 2. Pending Acquisition, on May 9, 2005 the Company entered into certain Acquisition Agreements with Universal Music to acquire Universal Music’s North American and central European CD and DVD manufacturing and distribution operations.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that there have been no significant changes during the three months ended March 31, 2005 to the items that were disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004.

The following is a clarification of the Company’s critical accounting policies for revenue recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; EITF Issue No. 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products); Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverable in an Arrangement Containing More-Than–Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties.

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

The Company recognizes service revenues from installation and repair services based on a standard price list in effect when such services are provided to customers. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until installation is completed. In instances where installation is not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products, revenue recognition typically occurs at time of delivery. Revenues derived from contractual post installation support services are recognized ratably over the contract support period based on the relative fair value amount to these services.

The Company offers discounts off the established price list as sales incentives to customers during contract negotiations. Once terms are agreed upon, the Company does not provide subsequent sales incentives. The Company accounts for the discounts as reductions to the selling prices of the Company’s products and services. Therefore the discounts are recognized in the income statement as a reduction to revenue in accordance with EITF 01-9. If market conditions were to decline, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

The Company’s revenue recognition policy is significant because its revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although the Company follows specific and detailed guidelines in measuring revenue, certain judgments, such as determination of VSOE, affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.

Recent Accounting Pronouncements

The FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 to provide guidance under FASB issued Statement No. 109, Accounting for Income Taxes regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. The Company has evaluated the effect of the Jobs Act on its plan for reinvestment and repatriation of foreign earnings and determined that it will not use the one-time deduction due to its net operation loss carryovers that are available to offset income from future dividend payments.

See Note 1 of the unaudited Condensed Consolidated Financial Statements for a description of other recent accounting pronouncements, including the expected date of adoption and estimated effects on results of operations and financial condition.

Discontinued Operations

In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter of 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable values in the Company’s unaudited Condensed Consolidated Balance Sheet as of March 31, 2005 and audited Consolidated Balance Sheet as of December 31, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. See Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Paging segment. This loss consisted of (a) operating losses of approximately $46.8 million incurred in the Paging segment and (b) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets

The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. As of March 31, 2005, the Company reported current liabilities and non-current liabilities of $3.2 million and $79,000, respectively related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations arising prior to the discontinuance of the segment. Approximately $1.2 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs and (ii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments.

In the first quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net increase in the loss on disposal of $63,000 was recorded. The adjustments to the original estimates totaling $11,000 related primarily to international office closures. The Company also recorded income of $74,000 primarily due to settlement received from Pilot Pacific Properties, Inc. and its associated companies of $68,000. See Part II, Item 1. Legal Proceedings.

During 2004, the Company recorded income from discontinued operations of $12.7 million, primarily as a result of entering into a favorable settlement agreement with Pilot Pacific relating to the Company’s former Vancouver facility. As part of this settlement, the Company received $6.0 million and recorded a $1.5 million reduction to the liability for legal and other costs related to the pending litigation. In addition, the Company liquidated its remaining paging operations inventory for approximately $714,000 that was previously fully reserved. The Company also recorded income of $1.6 million primarily due to a reduction to its tax liability after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. The remaining income from discontinued operations was primarily due to collection of accounts receivable previously reserved for and reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parities have the capability to provide the necessary support.

Related to the settlement agreement with Pilot Pacific discussed above was the release of $3.4 million held as security by the court. In order to clear a lien filed against the Vancouver facility related to the Pilot Pacific litigation, the proceeds from the sale in 2003 was placed with the court until the conclusion of the litigation. This $3.4 million was included in Other Current Assets — discontinued operations on the Company’s balance sheet until it was released to the Company in August 2004.

The Company estimates that approximately $0.9 million of the remaining liabilities associated with the discontinued operations will be disbursed during the remaining three quarters of 2005 and the remainder in 2006 and beyond.

Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the liabilities associated with the discontinued operations. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 7 to the Company’s unaudited Condensed Consolidated Financial Statements.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of total revenue represented by certain line items from Glenayre’s unaudited Condensed Consolidated Statements of Operations from continuing operations:

	Three Months Ended
	March 31,
	2005	2004
REVENUE:
Product sales	76%	57%
Service revenue	24	43

Total Revenue	100	100

COST of REVENUE
Cost of sales	23	58
Cost of services	14	21

Total Cost of Revenue	37	79

GROSS MARGIN	63	21
OPERATING EXPENSES:
Selling, general and administrative expense	38	42
Provision for doubtful receivables, net of recoveries	*	(1)
Research and development expense	15	34
Restructuring expense	*	*
Depreciation expense	3	4

Total Operating Expenses	56	79

OPERATING INCOME (LOSS)	7	(58)

OTHER INCOME (EXPENSES):
Interest income	3	3
Interest expense	*	(2)
Loss on disposal of assets, net	*	*
Other income (expenses), net	*	(1)

Total Other Income	3	*

INCOME (LOSS) FROM OPERATIONS BEFORE INCOME TAXES	10	(58)
Provision for income taxes	*	*

INCOME (LOSS) FROM CONTINUING OPERATIONS	10%	(58)%

*	less than 0.5%

Three months Ended March 31, 2005 and 2004

Revenues. Total revenue from continuing operations for the three months ended March 31, 2005 increased approximately 76% to $17.9 million as compared to $10.2 million for the three months ended March 31, 2004. Product sales for the three months ended March 31, 2005 increased 134% to $13.6 million as compared to $5.8 million for the three months ended March 31, 2004. Service revenues for the three months ended March 31, 2005 decreased 2% to $4.3 million as compared to $4.4 million for the three months ended March 31, 2004. International sales increased to $1.9 million for the three months ended March 31, 2005 as compared to $1.7 million for the three months ended March 31, 2004 and accounted for 11% and 16% of total net sales for the three months ended March 31, 2005 and 2004, respectively. The increase in product sales for the three months ended March 31, 2005 was due primarily to sales to the Company’s North American customers’ to accommodate their subscriber growth. The decrease in net service revenues was primarily due to decreased installations and related service revenue as a result of the timing of the shipment of equipment during the quarter.

During the three months ended March 31, 2005, three customers individually accounted for approximately 27%, 25% and 12% of the Company’s total revenue from continuing operations. During the three months ended March 31, 2004, four customers individually accounted for 22%, 16%, 14% and 13% of the Company’s total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Margins on Product Sales and Services. Gross margin on products sold (product margin) was 70% during the three months ended March 31, 2005 compared to (0.8)% during the three months ended March 31, 2004. The increase in gross margin for the quarter ended March 31, 2005 was primarily due to a $2.7 million charge the Company recorded in the first quarter of 2004 as a result of a patent infringement judgment awarded to Philip Jackson and to sales of higher margin products, including software applications. Gross margin on services (service margin) was 42% during the three months ended March 31, 2005 compared to 50% during the three months ended March 31, 2004. Service margins decreased during the three months ended March 31, 2005 primarily as a result of decreased installation service revenue. The Company’s margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and services provided and (iii) changes in material costs and other components of cost of sales.

Selling, General and Administrative Expense. Selling, general and administrative expenses increased approximately 60% to $6.9 million for the three months ended March 31, 2005 from $4.3 million for the three months ended March 31, 2004. The selling, general and administrative expenses were higher for the three months of 2005 compared to 2004 primarily due to increased costs as a result of an expanded sales force and product management team and to costs associated with the evaluation and testing of the Company’s internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Provision for Doubtful Receivables, net of Recoveries. The provision for doubtful receivables was $10,000 during the three months ended March 31, 2005 compared to a credit of $92,000 during the three months ended March 31, 2004. The charge for the three months of 2005 is due to the Company’s reserve calculation on the aging of receivables and adjustments to bad debt expense reflecting the Company’s assessment of its current credit risk. The credit in the three months of 2004 was primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation.

Research and Development Expense. Research and development expenses decreased to $2.7 million during the three months ended March 31, 2005 compared to $3.4 million during the three months ended March 31, 2004. The decrease of approximately $0.7 million is primarily attributable to completion of the development of the Company’s next generation Versera ICE messaging platform product in the first quarter of 2004. Research and development costs are expensed as incurred. The Company relies on its research and development programs related to new products and the improvement of existing products for the continued growth in revenues. The Company’s ability to continue to develop and effectively bring to market new competitive products is critical to its future success.

Restructuring Expense. During the three months ended March 31, 2005, the Company recorded net favorable adjustments, totaling $12,000, to its original estimates associated with the Company’s 2003 restructuring activities primarily related to a reduction in lease cancellation costs. During the three months ended March 31, 2004 the Company recorded a restructuring charge of $58,000 for severance and outplacement services related to a reduction of the Company’s workforce during the first and second quarter of 2003. Also in the first quarter ended March 31, 2004, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $21,000 primarily related to a reduction in accrued severance benefits.

Depreciation Expense. Depreciation expense was $429,000 during the three months ended March 31, 2005 compared to $337,000 during the three months ended March 31, 2004. The increase in depreciation expense was due to capital equipment purchased since March 31, 2004.

Interest Income. Interest income was $530,000 and $275,000 for the three months ended March 31, 2005 and 2004, respectively. Interest earned in the first quarter of 2005 was higher primarily due to higher yields on investment instruments partially offset by lower cash and short-term investments balances. The Company’s weighted average yields on its cash and investments held at March 31, 2005 and 2004 were 2.67% and 1.14% respectively.

Interest Expense. Interest expense was $7,000 and $209,000 for the three months ended March 31, 2005 and 2004, respectively. Interest expense in the first quarter of 2004 included $200,000 of interest relating to a patent infringement judgment against the Company. See Part II, Item 1. Legal Proceedings.

Gain (Loss) on Disposal of Assets. The Company recorded a $1,000 loss on asset disposals for the three months ended March 31, 2005 and a $6,000 loss on asset disposals in the three months ended March 31, 2004.

Provision (Benefit) for Income Taxes. In the first quarter of 2005, the Company decreased its valuation allowance by $663,000 through the utilization of its net operating loss carryforwards. A provision of approximately $29,000 and $34,000 was recorded related to foreign tax on earned income from foreign operations for the three months ended March 31, 2005 and 2004, respectively.

Financial Condition and Liquidity

Overview. At March 31, 2005, the Company had cash and cash equivalents, restricted cash, and short-term investments totaling $91.1 million. The restricted cash of $106,000 at March 31, 2005 consisted of cash pledged as collateral to secure letters of credit. At March 31, 2005, the Company’s principal source of liquidity was its $90.9 million of cash and cash equivalents. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. Short-term investments at March 31, 2005 consisted of bank certificates of deposit with original maturities of greater than three months, but less than twelve months.

The Company expects to use its cash, cash equivalents and short-term investments for working capital and other general corporate purposes, including the expansion and development of its existing products and markets, liabilities related to discontinued operations, and potential acquisitions. As described in Part I, Item 2. Pending Acquisition, on May 9, 2005, the Company entered into certain Acquisition Agreements with Universal Music to acquire Universal Music’s North American and central European CD and DVD manufacturing and distribution operations. It is anticipated that at the closing, which is scheduled to occur on May 31, 2005, the Company will make a $35.4 equity capital contribution to EDC which will be used to fund a portion of the purchase price payable at closing. To fund the balance of the purchase price payable at closing and provide for working capital needs, EDC has entered into a commitment letter with Wachovia Bank, National Association for a senior secured credit facility in an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million repayable over five years, and a revolving credit facility of $10.0 million. It is anticipated that the Company would cash collateralize $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date, with $8.25 million of this deposit being released on June 30, 2006, if EDC meets certain financial milestones, and with the entire deposit being released on June 30, 2007 so long as at such time no event of default exists under the credit agreement. There can be no assurance, however, that the Company will be able to obtain the financing described in the commitment letter on or prior to the closing or ever, and in the event the Company is not able to obtain such financing on or prior to the closing, the Company would likely need to use its cash to fund the entire purchase price payable at closing.

At March 31, 2005 approximately $3.3 million in discontinued operations liabilities remain outstanding of which the Company anticipates approximately $0.9 million will be disbursed during the remaining three quarters of 2005 and the remainder in 2006 and beyond.

Operating Activities. Cash used in operating activities, including both continuing and discontinued operations, was $3.7 million and $4.3 million for the three months ended March 31, 2005 and 2004,

respectively. In the three months ended March 31, 2005, the increase in accounts receivable and inventory were the primary uses of cash offset by income and the increase in deferred revenue recorded. Operating losses for the three months ended March 31, 2004 was the primary use of cash for that period.

Accounts receivable related to continuing operations increased $15.8 million to $23.5 million at March 31, 2005 from $7.7 million at December 31, 2004. Average days sales outstanding, calculated based on a three months rolling average, decreased 4 days to 52 days at March 31, 2005 from 56 days at December 31, 2004. The increase in accounts receivable from continuing operations was due primarily to the delivery of a significant amount of equipment to MTN, a large South African carrier. The revenue related to the delivery of this equipment will not be recognized until the second quarter of 2005 when installation of the equipment is anticipated to be completed. Higher revenues in the first quarter of 2005, as compared to the fourth quarter of 2004, and the timing of shipments during each of the quarters also contributed to the increase in accounts receivable.

Inventories related to continuing operations increased $2.2 million to $8.4 million at March 31, 2005 from $6.2 million at December 31, 2004. The increase in inventories was primarily due to new products shipped to customers during the first quarter of 2005, including MTN as noted in the previous paragraph, where installation that is essential to the functionality of the product was not completed.

Other assets increased $828,000 to $1.7 million at March 31, 2005 from $ 848,000 at December 31, 2004 due to expenditures for direct costs associated with acquisition activity.

Accounts payable increased $1.4 million to $5.0 million at March 31, 2005 from $3.6 million at December 31, 2004 primarily as a result of the timing of inventory purchases.

Total current and non-current accrued liabilities related to continuing operations increased approximately $10.8 million to $30.0 million at March 31, 2005 from $19.2 million at December 31, 2004. The increase in accrued liabilities was due primarily to:

•	A $9.0 million increase to deferred revenue primarily related to the delivery of a significant amount of equipment to one customer for which the related revenue is not recognized until installation is complete, as well as to the deferral of revenue for annual extended maintenance contracts that were renewed during the first quarter of 2005.

•	A $1.0 million increase to accrued payroll and related compensation costs due to annual incentive bonus accrual, the timing of payment of the bi-weekly payroll, and increased vacation reserve as a result of employees earning more vacation than used during the first quarter of 2005.

•	A $0.3 million increase for additional audit fees related to the 2004 audit and costs incurred to comply with Section 404 for the Sarbanes-Oxley Act of 2002.

•	A $1.1 million increase in professional fees related to acquisition costs and sales tax liability.

•	A $0.5 million decrease for payment of license fees.

In addition, during the first three months of 2005 the Company’s liability relating to restructuring costs decreased by $105,000 primarily due to rental payments. As of March 31, 2005, the Company’s remaining restructuring obligations were approximately $155,000 related to lease termination costs and employee termination benefits. The Company anticipates all of the remaining cash payments for this restructuring charge will be made in 2005.

Investing Activities. The Company spent $273,000 and $715,000 during the three months ended March 31, 2005 and 2004, respectively, on equipment needed in its continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2005 will approximate $2.5 million.

Financing Activities. During the three months ended March 31, 2005, and 2004, the Company issued Company common stock in connection with purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options and other awards totaling $130,000 and $187,000 respectively.

In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2003 and 2001, the Company repurchased 36,000 and 105,900 shares at a total cost of approximately $34,000 and $85,000 respectively. The Company made no purchases during 2002 or 2004. As of the date of this filing, the Company has made no purchases during 2005. However, it could commence or suspend purchasing under this program without notice.

Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes.

At December 31, 2004, the Company had U.S. net operating loss carryforwards (“NOLs”) aggregating approximately $306 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006.

Summary. The Company believes that its current cash reserves together with its ability to establish borrowing arrangements will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) make potential acquisitions and strategic investments, including the acquisition of Universal Music’s North American and central European CD and DVD manufacturing and distribution operations.

Outlook

As the telecommunications industry begins to show signs of recovery, timing of Communication Service Provider (“CSP”) purchasing activity in communications software and messaging products may be somewhat variable. Key growth drivers for the remainder of 2005 and 2006 include:

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

The Company also intends to continue examining opportunities for growth through both complementary and diversified acquisitions and strategic investments. As described above in Part I, Item 2. Pending Acquisition, on May 9, 2005, the Company entered into certain Acquisition Agreements with Universal Music to acquire Universal Music’s North American and central European CD and DVD manufacturing and distribution operations. The impact and timing of other acquisition and investment decisions on future financial results cannot be predicted.

This Outlook section contains forward-looking statements that are subject to the risks described under the Risk Factors That May Affect Future Results immediately below.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

Competition

The majority of the Company’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these firms is intense and is primarily based on a combination of price, product architecture, features, system capacity, reliability, selection of applications, services and support.

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

Variability of Quarterly Results and Dependence on Key Customers

The Company’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the three months ended March 31, 2005, Nextel, Alltel and US Cellular individually accounted for approximately 27%, 25% and 12%, respectively, of the Company’s total revenue from continuing operations. During the three months ended March 31, 2004, Alltel, Nortel (an OEM partner, as described below), US Cellular and Nextel individually accounted for approximately 22%, 16%, 14% and 13%, respectively, of the Company’s total revenue from continuing operations. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 9% of the Company’s total revenues during the three months ended March 31, 2004. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the Company does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the Company’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The Company has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Company’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

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

If the Company were to discover that its products violated a third party’s proprietary rights and were unable to obtain licenses on terms acceptable to the Company, the Company might not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays, and might not be successful.

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

Although the Company believes its technology does not infringe any third party rights, the Company is currently subject to certain infringement claims. The Company expects that its products may continue to be subject to third-party infringement claims. See Note 13 to the unaudited Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

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

Litigation

The Company is party to certain legal proceedings as described in Note 13 to the unaudited Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings. In addition to such legal proceedings, the Company is from time to time, involved in various disputes and legal actions related to its business operations. While no assurance can be given regarding the outcome of such matters, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of such actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

International Business Risks

Approximately 11% and 16% of total revenues from continuing operations for the three months ended March 31, 2005 and 2004, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the international sales of Glenayre’s products and services for the three months ended March 31, 2005 were negotiated in U.S. dollars, Glenayre may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.

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

Potential Inability to Close EDC Acquisition or Obtain Financing for EDC; EDC Business Risks

The closing under the Acquisition Agreements under which the Company would acquire Universal Music’s North American and central European CD and DVD manufacturing and distribution operations may not occur due to a failure of one or more closing conditions under the Acquisition Agreements to be satisfied. Additionally, EDC may not be able to close the financing provided for in the Wachovia commitment letter on or prior to the closing of the acquisition or ever, or to obtain similar debt financing to fund EDC. Currency fluctuations through the closing could cause the U.S. dollar value of the purchase price payable at closing to increase. The Company’s ability to receive the anticipated benefits from the EDC transaction are dependent upon a variety of factors including the Company’s ability to achieve manufacturing efficiencies and to add third party business. EDC’s revenues and cash flows may be less than anticipated or may be negatively impacted by currency rate fluctuations.

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

Foreign Currency Exchange

The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily as a result of its holding demand deposits denominated in non-functional currencies. At March 31, 2005, approximately U.S. $785,000 or 0.9% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $79,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $79,000. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of March 31, 2005.

Under the terms of the Acquisition Agreements providing for the purchase by the Company of Universal Music’s North American and European CD and DVD manufacturing and distribution operations, $47.3 million (€37 million) is payable at closing for the central European operations. This portion of the purchase price is payable in Euros and currency fluctuations through the closing could cause the U.S. dollar value of such portion of the purchase price to increase.

ITEM 4. CONTROLS AND PROCEDURES

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

During the quarter ended March 31, 2005, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. As of May 9, 2005, the appellate court has not yet ruled on the appeal. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.

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

In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, the Company was notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately $11.8 million (Canadian) in total damages and that the releases to be made by the plaintiffs in connection with those settlements will include the Company. However, the Company has not yet received the executed releases and it is possible that some or all of those settlements may fail to be consummated. The remaining nine lawsuits seek approximately $6.6 million (Canadian) in total damages. A reserve for legal fees associated with this matter of $333,000 is included in Accrued Liabilities, discontinued operations on the Company’s March 31, 2005 unaudited Condensed Consolidated Balance Sheet.

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

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola

Debra Ziola Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

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