Form 10-Q
period 2005-06-30
GLENAYRE TECHNOLOGIES INC
filed 2005-08-09
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 0-15761
GLENAYRE TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	98-0085742 (I.R.S. Employer Identification No.)

825 8TH AVENUE, 23RD FL, NEW YORK, NEW YORK	10019
(Address of principal executive offices)	(Zip Code)
(212) 333-8478
(Registrant’s telephone number, including area code)
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at July 29, 2005 was 67,162,726 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Glenayre Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm
Glenayre Technologies, Inc. Board of Directors and Stockholders
Atlanta, Georgia
We have reviewed the Condensed Consolidated Balance Sheet of Glenayre Technologies, Inc. and Subsidiaries as of June 30, 2005, and the related Condensed Consolidated Statements of Operations for the three month and six month periods ended June 30, 2005 and 2004, the Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2005, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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

/s/ Ernst & Young LLP

Atlanta, Georgia
August 9, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	6/30/05	12/31/04
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$63,999	$82,691
Short-term investments	—	12,180
Restricted cash	875	30
Accounts receivable, net	39,972	7,695
Current portion of long-term receivable	5,523	—
Inventories, net	18,588	6,163
Prepaid expenses and other current assets	7,128	2,863

Total Current Assets	136,085	111,622

Restricted cash	39,769	—
Property, plant and equipment, net	44,600	8,812
Long-term receivable	7,806	—
Intangible assets	66,961	—
Other assets	2,116	848

TOTAL ASSETS	$297,337	$121,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,068	$3,552
Deferred revenue	11,026	3,754
Accrued liabilities	42,819	11,912
Accrued liabilities, discontinued operations	2,601	3,284
Current portion of long-term debt	24,942	—

Total Current Liabilities	106,456	22,502

Other liabilities	14,359	3,497
Pension obligation	20,218	—
Long-term debt	60,772	—
Accrued liabilities, discontinued operations — noncurrent	60	98

Total Liabilities	201,865	26,097

Minority Interest in Subsidiary Company	772	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares outstanding: 2005 — 67,160,226 shares; 2004 — 66,820,124 shares	1,343	1,336
Contributed capital	363,242	362,698
Accumulated deficit	(269,149)	(268,849)
Cumulative translation adjustment	(736)	—

Total Stockholders’ Equity	94,700	95,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,337	$121,282

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Three months ended June 30
	(unaudited)
	2005	2004
REVENUES:
Product sales	$30,429	$7,201
Service revenues	12,325	5,025

Total Revenues	42,754	12,226

COST OF REVENUES:
Cost of sales	19,667	2,713
Cost of services	7,857	2,273

Total Cost of Revenues	27,524	4,986

GROSS MARGIN:	15,230	7,240

OPERATING EXPENSES:
Selling, general and administrative expense	12,091	5,103
Provision for doubtful receivables, net of recoveries	16	28
Research and development expense	3,953	3,486
Restructuring expense	1	75
Amortization of intangible assets	566	—

Total Operating Expenses	16,627	8,692

OPERATING LOSS	(1,397)	(1,452)

OTHER INCOME (EXPENSES):
Interest income	571	249
Interest expense	(505)	(5)
Gain on currency swap, net	262	—
Translation loss, net	(1,300)	—
Other gain (loss), net	25	(14)

Total Other Income (Expenses)	(947)	230

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(2,344)	(1,222)
Provision for income taxes	134	19

LOSS FROM CONTINUING OPERATIONS	(2,478)	(1,241)

INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	388	3,808

NET INCOME (LOSS)	$(2,090)	$2,567

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.04)	$(0.02)
Income from discontinued operations	0.01	0.06

Net income (loss) per weighted average common share	$(0.03)	$0.04

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Loss from continuing operations	$(0.04)	$(0.02)
Income from discontinued operations	0.01	0.06

Net income (loss) per weighted average common share	$(0.03)	$0.04

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Six months ended June 30
	(unaudited)
	2005	2004
REVENUES:
Product sales	$44,087	$13,038
Service revenues	16,589	9,382

Total Revenues	60,676	22,420

COST OF REVENUES:
Cost of sales	23,822	8,596
Cost of services	10,324	4,453

Total Cost of Revenues	34,146	13,049

GROSS MARGIN:	26,530	9,371

OPERATING EXPENSES:
Selling, general and administrative expense	19,085	9,490
Provision for doubtful receivables, net of recoveries	26	(64)
Research and development expense	6,982	7,160
Restructuring expense	(11)	112
Amortization of intangible assets	566	—

Total Operating Expenses	26,648	16,698

OPERATING LOSS	(118)	(7,327)

OTHER INCOME (EXPENSES):
Interest income	1,101	524
Interest expense	(512)	(214)
Loss on disposal of assets, net	(1)	(6)
Gain on currency swaps, net	262	—
Translation loss, net	(1,300)	—
Other gain (loss), net	33	(66)

Total Other Income (Expenses)	(417)	238

LOSS FROM OPERATIONS BEFORE INCOME TAXES	(535)	(7,089)
Provision for income taxes	163	53

LOSS FROM CONTINUING OPERATIONS	(698)	(7,142)

INCOME FROM DISCONTINUED OPERATIONS (NET OF INCOME TAX/BENEFIT)	398	5,493

NET LOSS	$(300)	$(1,649)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.01)	$(0.11)
Income from discontinued operations	0.01	0.08

Net loss per weighted average common share	$(0.00)	$(0.02)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Loss from continuing operations	$(0.01)	$(0.11)
Income from discontinued operations	0.01	0.08

Net loss per weighted average common share	$(0.00)	$(0.02)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
					Other	Comprehensive
	Common Stock		Contributed		Comprehensive	Income
	Shares	Amount	Capital	Deficit	Income	(Loss)
Balances, January 1, 2005	66,820	$1,336	$362,698	$(268,849)	$0

Net income (loss)				(300)		$(300)

Foreign currency translation					(736)	(736)

Comprehensive income (loss)						$(1,036)

Shares issued for ESP Plan and option exercises	340	7	544

Balances, June 30, 2005	67,160	$1,343	$363,242	$(269,149)	$(736)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2005	2004
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8,491	$(11,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,597)	(1,201)
Maturities of (investment in) short-term securities	12,180	(5,991)
Asset and share purchase of EDC, net of cash acquired	(67,262)	—
Increase in restricted cash related to acquisition	(16,500)	—

NET CASH USED IN INVESTING ACTIVITIES	(73,179)	(7,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing, net of costs	45,444	—
Proceeds from sale of LLC interest in subsidiary	772	—
Issuance of common stock	551	261

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,767	261

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(771)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,692)	(18,247)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,691	65,853

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,999	$47,606

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES
On May 31, 2005 the Company completed the acquisition of the North American and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) (see Note 2).
Depreciation and amortization of intangible assets included in Net Cash Provided By (Used In) Operating Activities:

	Six months ended June 30,
	2005	2004
	(In thousands)
Depreciation included in cost of sales	$1,036	$123
Depreciation included in selling, general and administrative expense	342	171
Depreciation included in research and development expense	643	523
Amortization of intangible asset	566	—
See Notes to Condensed Consolidated Financial Statements.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)
1. Business and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Glenayre Technologies, Inc. and Subsidiaries (“Glenayre” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The Company’s Messaging Business is an established global provider of network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The Company’s Messaging Business customers are communications service providers (CSPs) around the world, including wireless and fixed network carriers, as well as broadband and cable service providers. The Messaging Business’s products enable CSPs to provide their customers with a variety of messaging and enhanced services such as voice mail, video mail, missed call notification, and text and picture messaging.
On May 31, 2005, the Company completed the acquisition of the North American and central European CD and DVD manufacturing and distribution operations from Universal Music Group. The EDC operation manufactures and distributes CD’s, DVD’s and other multimedia throughout the United States and Europe. The results of EDC are included in the Company’s consolidated results since June 1, 2005. See Note 7 for information regarding ownership and voting interest.
2. Acquisition
On May 31, 2005 the Company completed the acquisition of the North American and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) for a purchase price of approximately $122.2 million. The results of operations of the acquired operations have been included in the consolidated financial statements of the Company since the acquisition date. The acquisition was made through Entertainment Distribution Company, LLC (“EDC”), a newly formed division of Glenayre. The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it will become the exclusive manufacturer and distributor for Universal’s CD and DVD requirements for North America and central Europe (see Note 6).
The North American CD and DVD manufacturing and distribution operations were acquired under an Asset Purchase Agreement. The central European CD and DVD manufacturing and distribution operations were acquired under a Share Purchase Agreement
The acquired assets include Universal’s manufacturing and distribution operations in Hanover, Germany, its manufacturing operations in Grover, North Carolina, and its distribution operations in Fishers, Indiana, Reno, Nevada and Wilkes-Barre, Pennsylvania. EDC is leasing all of the facilities with the exception of the manufacturing facility in Grover, North Carolina, which it acquired from Universal.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
The purchase price paid at closing was $82.6 million and is subject to post-closing adjustments that are not expected to be material. Of the purchase price paid at closing, $30.5 million was for the U.S. operations, $43.9 million (€35.2 million) was for the central European operations, and the balance constituted transaction expenses. Additionally, under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal future scheduled amounts with a net present value totaling approximately $39.6 million. This long-term obligation is scheduled to be paid as follows: approximately $5.6 million is payable on December 15, 2005, approximately $8.0, $13.4, $13.8 and $1.4 million is payable on each of May 31, 2006 through 2009, respectively, and approximately $400,000 is payable on each of December 15, 2006 through 2014, respectively. Approximately 46% of the total obligation is payable in Euros.
EDC was capitalized with a $35 million equity capital contribution from Glenayre. Following the closing, members of EDC management purchased $772,000 of Glenayre’s equity interest. In addition, certain profits interests were issued at closing to EDC management, Universal and the Company’s financial advisor that will entitle these parties to up to thirty percent of EDC’s profits, after Glenayre has received a return of its equity capital contribution and certain internal rate of return hurdles and other conditions have been met.
To fund the balance of the purchase price and provide for working capital needs, EDC obtained a senior secured credit facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million repayable over five years, and a revolving credit facility of $10.0 million. Glenayre collateralized $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date.
The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price is being allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Identifiable intangible assets acquired include 10-year manufacturing and distribution services supply agreements between EDC and Universal Music Group (see Note 6). In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. As of June 30, 2005, the purchase price is being allocated to the assets and liabilities based upon their estimated fair value at the date of the acquisition as noted below. Included in the assets purchased was $38.4 million (€30.8 million) of cash contributed by the seller. $30.6 million (€24.5 million) of the cash contributed was to fund certain net liabilities assumed by EDC as described below, and the remaining $7.8 million (€6.2 million) was to meet certain German regulatory requirements. The preliminary allocation was based on real estate appraisals obtained for land and buildings, on net book values for furniture and equipment, and on preliminary calculations of the present value of the cash flows of the supply agreements. These estimated values are subject to change upon the finalization of the valuations. Valuations for the profits interests granted to the investment banker, Universal and certain EDC management, and for management members’ right to force sell (put) their ownership to EDC, LLC or the Company have not been finalized, and therefore allocations for these items have not yet been assigned.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)

Estimated Fair
Value at
(in millions)	Acquisition Date
Cash	38.4
Accounts Receivable	5.7
Other receivables	2.3
Inventories	10.1
Prepaid Assets	1.8
Property, Plant & Equipment	36.8
Long-term Receivable from Universal**	21.1
Deferred Financing Fees	1.0
Intangible Assets	68.6
Accounts Payable and Accrued Expenses	(27.9)
Long term Liabilities	(35.7)

Total	$122.2

**	Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, the seller will reimburse EDC for $51.7 million relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligation, will be adjusted through the seller receivable. To fund the payment of these obligations, Universal contributed $30.6 million (€24.5 million) of cash at the time of the acquisition and will contribute the remaining $21.1 million (€16.9 million) as future obligations become due. $24.1 million (€19.3 million) of the cash contributed at the acquisition will be held in escrow until May 31, 2010 to fund various long-term pension and employee loan obligations, many of which extend beyond 2010.
3. Summary of Significant Accounting Policies
The following accounting policies relate to the messaging division only or both messaging and entertainment divisions. See Note 3a for new significant accounting policies related to operations acquired during the second quarter of 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Consolidation
The consolidated financial statements include the accounts of Glenayre Technologies, Inc. and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated accounts include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interests of minority investors are recorded as minority interest. The Company does not have any equity or cost method investments.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Foreign Currency Translation
The accounts of foreign subsidiaries whose functional currency is the local currency have been translated into United States dollars using the current exchange rate in effect at the balance sheet date for assets and liabilities and average exchange rates during each reporting period for results of operations.
For international operations for which the functional currency is the United States dollar, transactions denominated in currencies other than the United States dollar are translated into United States dollars. The resulting gains or losses on currency translation are included in earnings and amounted to a gain of $14,000 and loss of $67,000 for the six months ended June 30, 2005 and 2004, respectively.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, trade accounts receivable, other current and long-term liabilities, and all derivative instruments approximates their respective fair values.
The use of derivative instruments is limited to non-trading purposes. The estimated fair values of derivative instruments are calculated based on market rates. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current credit-worthiness of the counterparties. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the derivatives held by the Company do not qualify as hedges and accordingly the Company records the gains and losses from the derivative instruments in earnings.
Deferred Financing Costs
Certain costs associated with debt financing are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the term of the debt agreement. Amortization of deferred financing costs included in interest expense was approximately $30,000 for the three and six months ended June 30, 2005.
Stock-Based Compensation
The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 21(b). The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”); and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense is recognized for options granted to employees with an exercise price equal to the fair value of the shares at the date of grant.
The following table compares the Company’s results of continuing operations as reported to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method required by Statement of Financial Accounting Standards No. 123. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period for each of the three and six month periods ended June 30.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)

	Three months Ended		Six months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Loss from continuing operations-as reported	$(2,478)	$(1,241)	$(698)	$(7,142)
Pro forma stock option expense	(447)	(308)	(785)	(547)

Loss from continuing operations-pro forma	(2,925)	$(1,549)	$(1,483)	$(7,689)

Income (loss) from continuing operations per common share as reported	$(0.04)	$(0.02)	$(0.01)	$(0.11)
Pro forma stock option expense	(0.01)	—	(0.01)	—

Loss from continuing operations per common share pro forma	$(0.05)	$(0.02)	$(0.02)	$(0.11)
Loss from continuing operations, assuming dilution as reported	$(0.04)	$(0.02)	(0.01)	$(0.11)
Pro forma stock option expense	(0.01)	—	(0.01)	—

Loss from continuing operations, assuming dilution pro forma	$(0.05)	$(0.02)	$(0.02)	$(0.11)

Impact of Recently Issued Accounting Standards
In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (“FSP”) No. FAS 106-1. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to defer recognition of the effects of the Act on its post-retirement benefit plan until authoritative guidance on the accounting for the federal subsidy was issued in accordance with alternatives prescribed by FSP No. FAS 106-1 which was effective for the Company beginning with the year ended December 31, 2003. FSP No. FAS 106-1 was superseded by FSP No. FAS 106-2 on May 19, 2004 and is effective for the first interim or annual period beginning after June 15, 2004. The Company has two alternative methods of transition: retroactive application to the date of enactment or prospective application from the date of adoption. The Company is unable to determine whether benefits provided by its plan are actuarially equivalent to Medicare Part D and is unable to determine if the Company’s plan qualifies for the subsidy under the Act. Consequently, the measure of the Accumulated Post-retirement Benefit Obligation (“APBO”) and net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy. The regulations issued in January of 2005 indicated that the Centers for Medicare and Medicaid Services would provide further guidance on methods required to demonstrate actuarial equivalence.
In November of 2004, FASB issued Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (“SFAS 151”). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Standard 2, Inventories adopted by the International Accounting Standards Board (“IASB”). The Boards noted that the wording of the original standards were similar, but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. The Company does not believe that the adoption of the new standard will have a material impact on its financial position.
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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Reclassifications
Certain items in the prior year Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.
3a. Significant Accounting Policies (Entertainment Division only)
The following are significant accounting policies for the Entertainment division. See Note 3 for discussion of additional significant accounting policies.
Revenues
Revenue is comprised of product sales and service revenue earned from the fulfillment of services. Revenue from product sales is recognized upon delivery, and is recorded net of fixed credits for defective products.
For certain components, including printed materials, the Company may act as an agent for the customer and the customer reimburses the Company for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue.
Services revenue is recognized as services are performed.
Cost of Sales, Selling General and Administrative Costs
Cost of sales includes direct and indirect manufacturing and distribution costs. Selling, General and Administrative costs include indirect overhead costs.
Shipping Costs
The Company does not incur shipping costs for its primary customer. See segment information in Note 23 for information regarding customers. For all other customers, shipping costs reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue.
Inventories
Inventories are valued using first in first out and average cost methods, which approximate cost, and are recorded at the lower of cost or net realizable value.
Property, Plant and Equipment
Property, plant and equipment acquired in the purchase transaction are carried at fair value based on appraisals. Depreciation is computed using the straight-line method based on the estimated remaining useful life of the assets.
Accounting for Internal Use Software
In accordance with AICPA Statement of Position No. 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, direct internal and external costs incurred to develop computer software for internal use, including website development costs, are capitalized during the application development stage. Application development stage costs generally include software configuration, coding, installation and testing. Costs of significant upgrades and enhancements that result in additional functionality are also capitalized. Costs incurred for maintenance and minor upgrades and enhancements are expensed as

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
incurred. Capitalized software costs are depreciated over the estimated useful life of the underlying project on a straight line basis, generally not exceeding three years.
4. Risks and Uncertainties
Concentrations of Credit Risk
Financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments, currency swap and trade accounts receivable. The Company places its temporary cash investments and currency swap with large diversified entities with operations throughout the U.S., Germany and Canada. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts. See Note 9.
The Company’s customer base for the messaging division is comprised primarily of communications service providers resulting in a concentration of credit risk in the telecommunication industry. The Entertainment division’s primary customer is Universal Music Group. See Note 2. The Company believes its reserves for bad debt are adequate considering its concentrations of credit risk.
Concentrations of Suppliers
EDC has a limited number of suppliers who are able to provide it with its raw materials. In Germany all polystyrene is purchased from a single supplier and all polycarbonate is purchased from a single supplier. In the United States all polycarbonate is purchased from a single supplier and substantially all printed material is purchased from two suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of these companies were unable to deliver its product to EDC.
Workforce Subject to Collective Bargaining Agreements
In Germany, approximately 76% of EDC’s workforce of 858 employees is unionized. However, collective bargaining agreements negotiated by the unions cover all non-exempt staff. Exempt staff is approximately 4% of the total. In the United States, approximately 30% of EDC’s workforce of 913 employees is unionized and subject to collective bargaining agreements. None of these collective bargaining agreements expire within one year.
5. Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Glenayre and EDC, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition (see Note 2) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and six months ended June 30, 2005 includes the business combination accounting effect on historical EDC revenues, adjustments to depreciation on acquired property, and acquisition costs reflected in Glenayre’s and EDC’s historical statements of operations for periods prior to the acquisition.
The unaudited pro forma financial information for the three and six months ended June 30, 2005 and 2004 combines the historical results for Glenayre and EDC for those periods.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Total revenues	$89,928	$65,014	$172,557	$134,252
Net income (loss) from continuing operations	$(5,079)	$1,648	$(6,741)	$(7,671)
Net income from discontinued operations	$388	$3,808	$398	$5,493

Net income (loss)	$(4,691)	$5,456	$(6,343)	$(2,178)
Basic net income (loss) per share	$(0.07)	$0.08	$(0.09)	$(0.03)
Diluted net income (loss) per share	$(0.07)	$0.08	$(0.09)	$(0.03)
6. Intangible Assets
As a result of the EDC acquisition, certain long-term intangible assets were identified and recorded at their estimated fair value of $67.5 million. Amortization expense was $0.6 million for the three months and six months ended June 30, 2005.
These intangibles include the North American and central European CD and DVD manufacturing and distribution services agreements between EDC and Universal Music Group, which have 10-year terms and no minimum order requirements. The fair value assigned to the agreements was based on the present value of estimated future cash flows and is being amortized over the ten-year terms beginning in June 2005.
The Company has not yet completed the allocation of the purchase price for the EDC acquisition. Additional information could come to our attention that may require a revision to the preliminary allocation of the purchase price to the intangible assets.
7. EDC, LLC Agreement — Profits Interests
EDC Profits Interests
Upon the completion of the acquisition of the North American and central European CD and DVD manufacturing and distribution operations from Universal, EDC, a majority-owned subsidiary of the Company, issued profits interests to certain key employees, Universal and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s profits after the Company has received a return of its equity capital contribution, and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests.
The estimated fair value of the profits interests at the date of grant will be independently appraised and will represent the probability-weighted present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor will be included in the acquisition costs of EDC. The fair value of the profits interests granted to key employees will result in compensation expense. The unearned compensation will be amortized over the vesting schedule — one-third immediately upon grant and two-thirds ratably in each of the two years after grant. Included in EDC’s results for the quarter ended June 30, 2005 is a charge of $745,000 for the vested portion of the Profits Interests that were granted to key employees in June, 2005, and $62,000 for the amortization of the unvested portion.
Minority interest
As part of the EDC acquisition described in Note 2, the Company sold 772 Class A units of EDC it owned (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A Units were automatically converted into Class B units. The Class A and Class B Units carry equivalent economic rights. In addition, the Company issued profits interests to certain key employees, Universal and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s profits after the Company has received a return

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
of its equity capital contribution, and certain internal rate of return hurdles and other profitability conditions have been met. The profits interests do not carry any voting rights. The Company owns 97.8% of EDC’s voting units. If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 and (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal Music Group shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right to sell their interests to the Company at fair value over a five-year period.
8. Restricted Cash
Long-term restricted cash at June 30, 2005 includes $16.5 million of cash deposited with Wachovia to EDC’s credit facility and $23.3 million (€19.3 million Euros) being held in escrow to fund various pension and employee loan obligations of EDC’s German operation and as part of the acquisition, one of Universal’s subsidiaries deposited funds into an escrow account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and the Company participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire for any remaining funds in escrow will be released to EDC.
Included in the current portion of restricted cash is $0.7 million of customer performance bonds, and letters of credit for leased space and a tax bond totaling $0.1 million.
9. Financial Instruments
SFAS NO. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at fair value include cash and cash equivalents, trade accounts receivable, other current and long-term liabilities and all derivative instruments.
Short-term Investments
All short-term investments mature in one year, or less. Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months when purchased. The following is a summary of held-to-maturity securities:

	Amortized Cost	Gross	Gross	Estimated
	(Net Carrying	Unrealized	Unrealized	Fair
	Amount)	Gains	Losses	Value
June 30, 2005
Obligation of U.S. government agencies	$—	$—	$—	$—
Other short-term investments	—	—	—	—

	$—	$—	$—	$—

December 31, 2004
Obligation of U.S. government agencies	$5,127	$—	$—	$5,127
Other short-term investments	7,053	—	—	7,053

	$12,180	$—	$—	$12,180

Currency Rate Swap
     The Company entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from its loan to its German subsidiary, acquired in May of 2005, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. According to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company will report the foreign currency exchange gains or losses attributable to changes in the US$/Euro€ exchange rate on the currency

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
swap in earnings. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the derivatives held by the Company do not qualify as hedges and accordingly the Company records the gains and losses from the derivative instruments in earnings.
The swap matures in five years. The significant terms of the swap are as follows:
•	The Company will make quarterly payments, commencing August 31, 2005, based on a notional amount of €21,300,000 at the EUR LIBOR plus 3.12%;

•	The Company will receive quarterly payments, based on a notional amount of $26.0 million at the USD LIBOR plus 3%; and

•	The Company will exchange with the counterparty the above notional amounts upon maturity of the swap agreement.
As of June 30, 2005, the swap is carried at its fair value of approximately $262,000. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.
Long-Term Debt
The carrying amount of the commercial bank term loan, including the current portion, as of June 30, 2005 was approximately $46.5 million. The carrying value of the payable to Universal is the net present value of future payments discounted using the Company’s incremental borrowing rate when incurred. The fair value of the obligations shown in the table below was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates. For additional details, see Note 18. Financial instruments at June 30, 2005 consisted of the following:

(in millions)	Carrying Amount	Fair Value
Commercial bank term loan	$46.5	$46.3
Payable to Universal	$39.2	$39.1
10. Accounts Receivable
Accounts receivable related to continuing operations consisted of:

	June 30,	December 31,
	2005	2004
Trade receivables	$40,648	$8,139
Less: allowance for doubtful accounts	(676)	(444)

	$39,972	$7,695

The increase is primarily due to acquisition of EDC division (See Note 2).

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
11. Inventories
Inventories, net of reserves, related to continuing operations consisted of:

	June 30,	December 31,
	2005	2004
Raw materials	$13,689	$2,745
Work-in-process	1,435	586
Finished goods	3,464	2,832

	$18,588	$6,163

At June 30, 2005 and December 31, 2004, reserves were approximately $3.2 million and $2.7 million, respectively.
In connection with the introduction of new products and services as well as in an effort to demonstrate its products to new and existing customers, the Messaging division, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.
The increase in inventories is primarily due to the addition of the Entertainment division’s inventories.
12. Property, Plant and Equipment and Impairment of Long-Lived Assets
Property, plant and equipment related to the Company’s continuing operations at June 30, 2005 and December 31, 2004 consisted of:

	2005	2004
Land	$1,676	$676
Buildings and improvements	13,743	5,039
Equipment	34,062	5,988

	49,481	11,703
Less: Accumulated depreciation	(4,881)	(2,891)

	$44,600	$8,812

The increase in property, plant and equipment is primarily due to the addition of the Entertainment division.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
13. Estimated Warranty Costs
The Company generally warrants its Messaging products for one year after sale and a provision for estimated warranty costs is recorded at the time of sale. Factors affecting the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The following is a year to date summary of activity of the Company’s continuing operations warranty obligation for 2005.

Balance at January 1, 2005	$573
Provision for warranty obligations	46
Settlements of warranty obligations	(45)

Balance at March 31, 2005	$574
Provision for warranty obligations	82
Settlements of warranty obligations	(74)

Balance at June 30, 2005	$582

The Company also offers post-installation extended warranty and support services, known as Glenayre Care, for its Messaging products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post-installation support services is recognized ratably over the contracted support period. Deferred revenue at June 30, 2005 related to product sales and to the sale of post-installation support services was approximately $4.1 million of the $11.0 million of deferred revenue.
The Company’s EDC division provides its customers with a fixed credit as a compensation for defective products. Revenue for CD and DVD product are recorded net of the fixed credit. Actual expenses for defective products are recorded in cost of goods sold.
14. Business Restructuring of Continuing Operations
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
During the second quarter of 2004, the Company recorded a restructuring charge of $88,000 for severance and outplacement services related to the reduction of the Company’s workforce in April 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $13,000 primarily related to a reduction in accrued severance benefits.
The following is a summary of activity for the six months ended June 30, 2005 related to restructuring reserves:

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Messaging

	Severance	Lease Cancellation and
	and Benefits	Other Exit Costs	Total
Balance at January 1, 2005	$27	$233	$260
Expense accrued	—	—	—
Credits and changes in estimates	—	(12)	(12)
Payments	—	(93)	(93)

Balance at March 31, 2005	$27	$128	$155

Expense accrued	—	—	—
Credits and changes in estimates	(16)	16	—
Payments	(11)	(59)	(70)

Balance at June 30, 2005	$0	$85	$85

15. Discontinued Operations
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2005. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Gain on disposal before income taxes	$428	$3,822	$491	$4,201
Income Tax Benefit (Provision)	(40)	(14)	(93)	1,292

Gain on disposal of discontinued operations	388	3,808	398	5,493

Income from discontinued operations	$388	$3,808	$398	$5,493

In the first quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $63,000 was recorded. The Company recorded income of $74,000 primarily due to a settlement received from Pilot Pacific Properties, Inc. and its associated companies. This income was offset by the adjustments to the original estimates, related primarily to international office closures, of $11,000.
In the second quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $428,000 was recorded. The Company recorded income of $53,000 primarily due to a settlement and previously reserved accounts receivable receipts. Additional reductions of $375,000 were recorded primarily related to the release of a reserve for the Lynnview Ridge litigation (see Note 22).
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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
$1.3 million reduction in its tax liability relating to the discontinued operations primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries.
In the second quarter of 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $3.8 million was recorded. $1.5 million of this decrease was a reduction to the Company’s liability for legal and other costs associated with its former Vancouver facility as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies subsequent to June 30, 2004. The remaining $2.3 million decrease was primarily due to i) reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support, ii) the collection of previously reserved accounts receivable and iii) additional inventory liquidations.
16. Accrued Liabilities
Accrued liabilities at June 30, 2005 and December 31, 2004 consisted of:

	June 30,	December 31,
	2005	2004
Accrued salaries and benefits	$13,625	$1,127
Accrued income taxes	5,215	4,993
Accrued royalty expense	1,624	236
Accrued transaction costs	3,007	—
Accrued vacation	3,087	644
Current portion of long-term liabilities	2,379	—
Other accruals	13,882	4,912

	$42,819	$11,912

The increase in accrued liabilities is primarily due to the EDC acquisition.
17. Other Liabilities
Other liabilities at June 30, 2005 and December 31, 2004 consisted of:

	June 30,	December 31,
	2005	2004
Employee savings plan	$3,942	$—
Employee long term service provision	3,974	—
Early retirement provision	3,003	—
Post-retirement benefit accrual	2,173	2,204
Deferred compensation	827	847
Deferred officers compensation	440	446

	$14,359	$3,497

The increase in other liabilities is primarily due to the obligations assumed in the EDC acquisition.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
18. Long-Term Debt
Long-term debt at June 30, 2005 and December 31, 2004 consisted of:

	June 30,	December 31,
	2005	2004
Commercial Bank Term Loan	$46,500	$—
Payable to Universal — Principal Amount	45,273	—
Less: Unamortized Discount	(6,059)	—

Total Debt	85,714	—
Less: Current Portion	(24,942)	—

Total Long-Term Debt	$60,772	$—

In May 2005, to fund the balance of the purchase price and provide for working capital needs, EDC obtained a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million, and a revolving credit facility of $10.0 million. Glenayre collateralized $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date. Substantially all of EDC’s assets, with a carrying value of $156.5 million at June 30, 2005, are pledged as collateral to secure obligations under the Credit Facility. The term loan requires scheduled principal payments as shown in the table below.
The Credit Facility bears interest, at the Company’s option, at either:
•	The higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% plus a 0.25% margin on the cash collateralized portion of the term loan and a 2% margin on the non-cash collateralized portion; or

•	The LIBOR rate plus a 1.25% margin on the cash collateralized portion of the term loan and a 3% margin on the non-cash collateralized portion.
The interest rate is determined periodically based on the length of the interest term selected by the Company on LIBOR loans. The weighted average interest rate of outstanding debt under the Credit Facility was 5.90% at June 30, 2005.
The Credit Facility contains usual and customary restrictive covenants that, among other things, place limitations on EDC’s ability to (i) incur additional indebtedness; (ii) enter into mergers and acquisitions outside either the industries of either the Messaging Business or EDC; and (iii) asset dispositions. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
The amount of the unused revolving credit facility was $10.0 million at June 30, 2005. These funds may be drawn by giving proper notice as either i) an Alternate Base Rate Loan (ABRL) or ii) a LIBOR Rate Loan (LRL). The ABRL can be drawn in $100,000 increments with a minimum aggregate amount of $500,000. The ABRL interest rate for any day shall be a rate per annum equal to the greater of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1% plus the Applicable Percentage. The LRL can be drawn in $200,000 increments with a minimum aggregate amount of $1,000,000. The LRL interest rate for any day shall be the London interbank offered rate per annum for the interest term selected by the company (rounded upward, if necessary to the next higher 1/100th of 1%) plus the Applicable Percentage.
The commitment fee is 0.5% per annum on the average daily unused amount of the aggregate revolving committed amount. The fee for the three and six months ended June 30, 2005 was $4,000.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Additionally, under the terms of the manufacturing and distribution agreements entered into as part of the acquisition, EDC is obligated to pay Universal Music Group scheduled amounts with a net present value of approximately $39.6 million at acquisition (see Note 2).
Total scheduled principal payments for all long-term debt, inclusive of unamortized discount, are as follows :

	Commercial
(in millions)	Bank	Universal	Total
2005	$5.0	$5.5	$10.5
2006	6.5	8.3	14.8
2007	8.0	13.6	21.6
2008	9.0	14.1	23.1
2009	9.0	1.8	10.8
Thereafter	9.0	2.0	11.0

Total	$46.5	$45.3	$91.8

19. Income Taxes
The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income tax provision (benefit) U.S. statutory rate	$(821)	$(427)	$(188)	$(2,481)
State income tax (benefit) net of federal benefit and related valuation allowance	(133)	(92)	(172)	(316)
Increase (Decrease) in valuation allowance	565	507	(59)	2775
Foreign taxes, net of federal benefit and related valuation allowance	110	19	139	53
Profits interest awards	282	—	282	—
Non-deductible amortization	99	—	99	—
Other non deductibles	10	12	40	22
Minority interest from partnership	22	—	22	—

Income tax provision	$134	$19	$163	$53

     The Company accounts for income taxes under the liability method in accordance with SFAS 109. At June 30, 2005, the Company’s net deferred tax asset was fully reserved by a valuation allowance. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed whether the net deferred tax asset at June 30, 2005 was realizable and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved. The foreign pretax loss from operations for the six months ended June 30, 2005 was $475,000.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
20. Employee Benefit Plans, Postretirement Health Care Benefits
(a) Post Retirement Health Care Benefits
Net postretirement benefit costs consist of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service Cost	$14	$13	$29	$26
Interest cost on APBO	31	27	63	54
Amortization of prior service costs	(63)	(63)	(127)	(127)
Amortization of actuarial loss	23	15	45	30

	$5	$(8)	$10	$(17)

The unrecognized prior service cost decreases the postretirement benefit costs due to amortization of the plan amendment effective June 1, 2003 that reduced the number of participants by changing eligibility provisions. The Company reported in its financial statements for the year ended December 31, 2004, that it expects to contribute $82,000 to its postretirement health care plan in 2005.
(b) Pension Plans
As a result of the acquisition described in Note 2, the Company assumed the obligations of four defined benefit plans. Employees and managing directors of the Entertainment division’s operations in Germany participate in these various defined benefit pension plans. These benefits are based on pay, years of service and age. The plans are not funded and therefore have no plan assets. The Company intends to fund the pension benefits using funds in escrow included in restricted cash in the Condensed Consolidated Balance Sheet. See Note 8. All pension plans are accounted for pursuant to SFAS No 87, Accounting for Pensions.
The rates assumed in the actuarial calculations for the pension plans of the Company as of December 31, 2004 were as follows:

Discount rate	4.4%
Rate of compensation increase	3.5%
Rate of post-retirement pension increase	1.5%
As part of the purchase price allocation the Company is obtaining actuarial valuations as of May 31, 2005, but does not expect the valuations to be significantly different except for the recognition of the previously unrecognized net loss.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
     The following table shows the collective actuarial results for the defined benefit pension plans of the Company.

12/31/04
Change in Benefit Obligation:
Benefit obligation, beginning of year	$62,101
Service cost	769
Interest cost	2,431
Benefits paid	(2,309)
Net transfers	(45,097)
Actuarial gain (loss)	3,034
Amortization	—

Benefit obligation, end of year	$20,929

Funded Status:
Funded status at end of year (a)	$(20,929)
Unrecognized net (gain) loss (a)	4,154

Net amount recognized	$(16,775)

Additional Information:
Projected benefit obligation	$20,929
Accumulated benefit obligation	17,916

Components of net periodic pension cost:
Service cost	$769
Interest cost	2,431

Net periodic pension cost	$3,200

(a)	As a result of purchase accounting, the Company recorded both the projected benefit obligation and the previously unrecognized net loss of approximately $3.0 million estimated at May 31, 2005 in the purchase price of the EDC acquisition.
The following table shows the expected future benefits to be paid (in thousands).

2005	$448
2006	343
2007	450
2008	642
2009	662
Succeeding 5 Years	$5,139
Net periodic costs recognized in the period after acquisition include $70,000 for service costs and $76,000 for interest costs.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
21. Stockholders’ Equity
(a) Income (Loss) from Continuing Operations per Common Share
The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) from continuing operations	$(2,478)	$(1,241)	$(698)	$(7,142)
Denominator:
Denominator for basic income from continuing operations per share weighted average shares	66,997	66,616	67,051	66,533
Effect of dilutive securities: Stock options *	—	—	—	—

Denominator for diluted income (loss) from continuing operations per share	66,997	66,616	67,051	66,533

Income (loss) from continuing operations per weighted average common share	$(0.04)	$(0.02)	$(0.01)	$(0.11)

Income (loss) from continuing operations per common share-assuming dilution	$(0.04)	$(0.02)	$(0.01)	$(0.11)

*	There were no shares of potential common stock included in the calculation of diluted loss per share for the three and six month periods ended June 30, 2004 and June 30 2005, as their effect would be anti-dilutive.
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
The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. See Note 1, Stock-Based Compensation for these disclosures.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2005	June 30, 2004
Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	3.4% to 4.0%	2.1% to 4.7%
Volatility	0.69	0.77
Dividend Yield	—	—
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
22. Commitments and Contingencies
Litigation
The Entertainment division is not party to any material litigation. In connection with the licensing of the Company’s software products related to the Messaging division, the Company’s standard purchase and license agreements typically require the Company to defend and indemnify its customers against claims that the Company’s licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. The indemnity provisions generally provide, subject to various exclusions and conditions, for our control of defense and settlement and cover costs and damages actually finally awarded against the customer. The Company retains the right in its discretion or after issuance of a final adverse judgment to obtain a license for the licensed program in question from the third party, to modify the licensed program so it is no longer infringing, or to terminate the customer’s license for the licensed program with a pro-rata refund of license fees paid based on a 5-year straight-line amortization schedule.
Phillip Jackson — Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million of royalty fee expense (recorded in cost of revenues) and $200,000 of interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million award plus interest and costs during the second quarter of 2004.
On May 14, 2004, Jackson filed a motion with the district (“trial”) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. As of August 8, 2005, the appellate court has not yet ruled on the appeal. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.
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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
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
In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, the Company was notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately $11.8 million (Canadian) in total damages and that the releases to be made by the plaintiffs in connection with those settlements will include the Company. Since that time consent judgments and dismissals covering the Company have been entered in eight of the remaining nine lawsuits, which had been requesting approximately $6.5 million (Canadian) in total damages. The Company has paid no damages with respect to any of the foregoing settlements or judgments. The one remaining lawsuit seeks approximately $145,000 (Canadian) in total damages. A provision for legal fees associated with this matter of $12,000 is included in Accrued Liabilities, discontinued operations of the Company’s June 30, 2005 unaudited Condensed Consolidated Balance Sheet.
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

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Operating Lease Commitments
The Company leases facilities and various equipment under non-cancelable operating leases. Including the operating leases from the acquisition, future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease income related to its continuing operations for calendar years subsequent to June 30, 2005 are as follows:

2005	$4,028
2006	7,470
2007	6,546
2008	6,517
2009	6,682
Thereafter	27,124

Subtotal	58,367
Sublease income	(76)

Total	$58,291

Future minimum lease payments under non-cancelable operating leases (with minimum or remaining lease terms in excess of one year) related to discontinued operations are included in Accrued Liabilities – discontinued operations on the Company’s Consolidated Balance Sheet and excluded from the above schedule. Accrued restructuring charges for leases of $156,000 and related sublease income of $76,000 are included in the above schedule and also in the Accrued Liabilities on the Company’s Consolidated Balance Sheet. The office and manufacturing facility leases include provisions for rent escalation of 5% or less and hold over options to continue occupancy without renewal. Contingent rentals are estimated based on provisions in the lease and historical trends.
Letters of Credit and Cash Collateral
Restricted cash in the non-current asset section of the Condensed Consolidated Balance Sheet totaling $16.5 million represents collateral for the credit facility described in Note 18. A portion of restricted cash in the current asset section of the Condensed Consolidated Balance Sheet, consists of $0.7 million customer performance bonds, and $0.1 million for letters of credit for leased space and a tax bond. None of these letters of credit were drawn upon as of June 30, 2005.
Minority Shareholder Put Options
The Entertainment Distribution Company, LLC (EDC, LLC) limited liability company agreement grants minority members put option rights such that they can require EDC or Glenayre Electronics, Inc. to purchase the minority member interest in EDC, LLC. The put options, collectively representing a 30% ownership interest in EDC, LLC, after Glenayre has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met, can be exercised during a 5 year period beginning on the Put Trigger Date (as defined in the agreement) in the event EDC shall not have consummated an initial public offering prior to the Put Trigger Date. The Put Trigger Date is the earlier of May 31, 2015 and the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distributions agreements with Universal Music Group, are extended to a term ending on or after May 31, 2018. The purchase price for any member interest purchased as a result of the put option is the Fair Market Value on the date of the put notice. The Company has not completed the allocation of purchase price relating to the EDC transaction and has not included an allocation for the minority shareholder put options in its preliminary purchase price allocation.
Employee Contracts
Certain executives of the Company have contracts that generally provide benefits in the event of termination or involuntary termination for “good reason” accompanied by a change in control of Glenayre or certain subsidiaries.

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Other Commitments
Western Multiplex Corporation merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of June 30, 2005 for this obligation is approximately $633,000.
23. Segment Reporting
The Company has two reportable segments: Glenayre Messaging and Entertainment Distribution Company. The Glenayre Messaging segment consists of the Company’s software development operation, producing network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The Entertainment Distribution Company segment consists of the Company’s CD and DVD manufacturing and distribution operations. The Company’s segments operate in different industries and are managed separately.
Business Segments

	Three Months Ended June 30,
	Consolidated		Entertainment		Messaging
	2005	2004	2005	2004	2005	2004
Revenues	$42,754	$12,226	$20,007	$—	$22,747	$12,226
Gross margin	15,230	7,240	2,729	—	12,501	7,240
Income (loss) from operations before income taxes	(2,344)	(1,222)	(4,015)	—	1,671	(1,222)
Depreciation and amortization	2,115	419	1,608	—	507	419
Interest income	571	249	52	—	519	249
Interest expense	505	5	505	—	—	5
Income tax expense (benefit)	134	19	—	—	134	19
Total assets	$297,337	$121,282	$196,103	$—	$101,234	$121,282

	Six Months Ended June 30,
	Consolidated		Entertainment		Messaging
	2005	2004	2005	2004	2005	2004
Revenues	$60,676	$22,420	$20,007	$—	$40,669	$22,420
Gross margin	26,530	9,371	2,729	—	23,801	9,371
Income (loss) from operations before income taxes	(535)	(7,089)	(4,015)	—	3,480	(7,089)
Depreciation and amortization	2,587	816	1,608	—	979	816
Interest income	1,101	524	52	—	1,049	524
Interest expense	512	214	505	—	7	214
Income tax expense (benefit)	163	53	—	—	163	53
Total assets	$297,337	$121,282	$196,103	$—	$101,234	$121,282

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)
Geographic Area

Geographic Data	Three Months Ended June 30,
(In thousands)	Consolidated		United States		Germany		Other International
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$42,754	$12,226	$22,831	$9,798	$9,480	$—	$10,443	$2,428
Long- lived assets	111,561	8,744	62,831	8,721	48,605	—	125	23

Geographic Data	Six Months Ended June 30,
(In thousands)	Consolidated		United States		Germany		Other International
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$60,676	$22,420	$38,835	$18,324	$9,480	$—	$12,361	$4,096
Long-lived assets	111,561	8,744	62,831	8,721	48,605	—	125	23
Long-lived assets include property, plant and equipment and intangible assets.
Customers accounting for in excess of 10% of total revenues for the three months ended June 30, 2005 are Universal ($18.9 million) and MTN ($6.8 million) and for the six months ended June 30, 2005 Universal ($18.9 million), Nextel ($8.4 million), Alltel ($7.9 million) and MTN ($6.8 million).

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
Overview
Glenayre Messaging
The Company’s enhanced messaging business segment provides Communication Service Providers (“CSPs”) with a complete messaging solution. All of the Company’s products perform similar functions related to enhanced messaging. Messaging applications available in the product group include voice mail, fax messaging, missed-call notification, multimedia messaging and video mail. The Company’s services relate primarily to the installation or maintenance of the Company’s messaging products. These products and services each form a single group that together form one business segment.
In 2004 Glenayre Messaging launched Versera Intelligent Communications Environment (“Versera ICE”), a next generation messaging solution. Versera ICE allows CSPs to migrate from existing legacy systems to next-generation systems, and is currently deployed in the networks of several of the Company’s North American networks. During the second quarter, Versera ICE was deployed in the network of MTN, a large CSP in South Africa.
Quarterly and year-to-date revenues through June 30, 2005 for the Messaging segment increased over 2004 levels primarily due to an increase in product sales to the Company’s North American customers to accommodate their subscriber growth, to the MTN contract, and to business from other new international customers.
During the remainder of 2005 Messaging plans to continue its focus on aggressively selling and marketing Versera ICE and developing new applications, including video mail and additional third party applications.
Entertainment Distribution Company
On May 31, 2005 the Company, through the newly formed Entertainment Distribution Company (“EDC”) division, acquired the North American and central European CD and DVD manufacturing and distribution operations from Universal Music Group. The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it will become exclusive manufacturer and distributor for Universal’s CD and DVD requirements for North America and central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three years.
The results of EDC’s operations have been included in the consolidated financial statements of the Company since the acquisition on May 31, 2005. Revenue for the first month of EDC’s operations was $20.0 million. The results for the month of June were expected given June is historically a slower month, and more than 55% of music label volume typically occurs during the second half of the year.

During the remainder of 2005 EDC plans to focus on implementing various strategic initiatives to increase EDC’s capacity to allow for additional third party business and to drive costs down over time. In addition EDC is pursuing several opportunities to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers.
Strategic Initiatives
The Company is continuing its search for additional acquisition targets in both the Messaging and Entertainment segments.
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
The Company believes that there have been no significant changes for the Messaging division during the six months ended June 30, 2005 to the items that were disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004.
The following is a clarification of the Company’s critical accounting policies for revenue recognition related to the Messaging division. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; EITF Issue No. 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products); Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverable in an Arrangement Containing More-Than–Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties.
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
EDC’s revenue is comprised of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. Revenue from sales of product is recognized upon delivery, and is recorded net of fixed credits for defective products. For certain components, including printed materials, the Company may act as an agent for the customer and the customer reimburses the Company for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Services revenue is recognized as services are performed. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue.
The Company’s revenue recognition policies are significant because its revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although the Company follows specific and detailed guidelines in measuring revenue, certain judgments, such as determination of VSOE, affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.
Recent Accounting Pronouncements
The FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 to provide guidance under FASB issued Statement No. 109, Accounting for Income Taxes regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. The Company is evaluating the effect of the Jobs Act on its plan for reinvestment and repatriation of foreign earnings from the EDC division.
See Note 3 of the unaudited Condensed Consolidated Financial Statements for a description of other recent accounting pronouncements, including the expected date of adoption and estimated effects on results of operations and financial condition.
Discontinued Operations
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter of 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable values in the Company’s unaudited Condensed Consolidated Balance Sheet as of June 30, 2005 and audited Consolidated Balance Sheet as of December 31, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. See Note 15 to the Company’s unaudited Condensed Consolidated Financial Statements.

During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Paging segment. This loss consisted of (a) operating losses of approximately $46.8 million incurred in the Paging segment and (b) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets
The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. As of June 30, 2005, the Company reported current liabilities and non-current liabilities of $2.6 million and $60,000, respectively related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations arising prior to the discontinuance of the segment. Approximately $0.6 million of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs and (ii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments.
In the first quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net increase in the loss on disposal of $63,000 was recorded. The adjustments to the original estimates totaling $11,000 related primarily to international office closures. The Company also recorded income of $74,000 primarily due to the settlement received from Pilot Pacific Properties, Inc. and its associated companies of $68,000. See Part II, Item 1. Legal Proceedings.
In the second quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $428,000 was recorded. The adjustments to the original estimates totaling $389,000 related primarily to the release of a reserve for the Lynnview Ridge litigation (see Note 22).
During 2004, the Company recorded income from discontinued operations of $12.7 million, primarily as a result of entering into a favorable settlement agreement with Pilot Pacific relating to the Company’s former Vancouver facility. As part of this settlement, the Company received $6.0 million and recorded a $1.5 million reduction to the liability for legal and other costs related to the pending litigation. In addition, the Company liquidated its remaining paging operations inventory for approximately $714,000 that was previously fully reserved. The Company also recorded income of $1.6 million primarily due to a reduction to its tax liability after receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. The remaining income from discontinued operations was primarily due to collection of previously reserved accounts receivable and reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parities have the capability to provide the necessary support.
Related to the settlement agreement with Pilot Pacific discussed above was the release of $3.4 million held as security by the court. In order to clear a lien filed against the Vancouver facility related to the Pilot Pacific litigation, the proceeds from the sale in 2003 were placed with the court until the conclusion of the litigation. This $3.4 million was included in Other Current Assets — discontinued operations on the Company’s balance sheet until it was released to the Company in August 2004.
The Company estimates that approximately $0.5 million of the remaining liabilities associated with the discontinued operations will be disbursed during the remaining two quarters of 2005, and the remainder in 2006 and beyond.
Numerous estimates and assumptions were made in determining the net realizable value of the Company’s discontinued assets and various obligations noted above. Management will continue to monitor the Company’s future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the liabilities associated with the discontinued operations. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments. See Note 15 to the Company’s unaudited Condensed Consolidated Financial Statements.

Results of Continuing Operations
The following table and discussion present the material changes in the consolidated results of operations of the Company for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Change	2005	2004	Change
Revenue
Entertainment	$20,007	$—	$20,007	$20,007	$—	$20,007
Messaging	22,747	12,226	10,521	40,669	22,420	18,249
Consolidated	$42,754	$12,226	$30,528	$60,676	$22,420	$38,256

Gross Margin
Entertainment	$2,729	$—	$2,729	$2,729	$—	$2,729
Messaging	12,501	7,240	5,261	23,801	9,371	14,430
Consolidated	$15,230	$7,240	$7,990	$26,530	$9,371	$17,159

Operating Income (Loss)
Entertainment	$(2,520)	$—	$(2,520)	$(2,520)	$—	$(2,520)
Messaging	1,123	(1,452)	2,575	2,402	(7,327)	9,729
Consolidated	$(1,397)	$(1,452)	$55	$(118)	$(7,327)	$7,209

Income (Loss) From Continuing Operations, Before Tax
Entertainment	$(4,015)	$—	$(4,015)	$(4,015)	$—	$(4,015)
Messaging	1,671	(1,222)	2,893	3,480	(7,089)	10,569
Consolidated	$(2,344)	$(1,222)	$(1,122)	$(535)	$(7,089)	$6,554

Income (Loss) From Continuing Operations
Entertainment	$(4,015)	$—	$(4,015)	$(4,015)	$—	$(4,015)
Messaging	1,537	(1,241)	2,778	3,317	(7,142)	10,459
Consolidated	$(2,478)	$(1,241)	$(1,237)	$(698)	$(7,142)	$6,444
Three months Ended June 30, 2005 and 2004
Revenues. Total revenue from continuing operations for the three months ended June 30, 2005 increased to $42.8 million as compared to $12.2 million for the three months ended June 30, 2004. The increase in revenues included $20.0 million of revenue for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. EDC’s international revenue was $9.5 million for the month of June 2005. During the month of June 2005, one customer individually accounted for approximately 95% of EDC’s revenue. Messaging revenue increased to $22.7 million for the three months ended June 30, 2005 as compared to $12.2 million for the three months ended June 30, 2004. The increase in Messaging revenue was primarily due to an increase in product sales to South African wireless carrier MTN and other strong international business. Messaging’s international revenues increased to $10.4 million for the three months ended June 30, 2005 as compared to $2.4 million for the three months ended June 30, 2004 and accounted for 46% and 20% of Messaging’s total net sales for the three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005, four customers individually accounted for approximately 30%, 16%, 15% and 11% of Messaging’s total revenue from continuing operations. During the three months ended June 30, 2004, four customers individually accounted for 18%, 13%, 13% and 11% of Messaging’s total revenue from continuing operations..

Gross Margins on Product Sales and Services. Gross margins increased to $15.2 million during the three months ended June 30, 2005 compared to $7.2 million for the three months ended June 30, 2004. The increase in margins included $2.7 million for the month of June from the Company’s new EDC division that was acquired May 31, 2005. EDC’s gross margin was 14% for the month of June 2005. Gross margins for the Messaging business increased to $12.5 million for the three months ended June 30, 2005 compared to $7.2 million for the three months ended June 30, 2004. Messaging’s gross margin was 55% for the three months ended June 30, 2005 compared to 59% for the three months ended June 30, 2004. The increase in margin dollars for the Messaging business was due to increased revenue. During the three months ended June 30, 2005, Messaging’s product mix included higher volumes of the next generation products, which contributed to the decrease in the gross margin percentage. Messaging’s gross margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and services provided and (iii) changes in material costs and other components of cost of sales.
Operating Income (loss). Operating Income (loss) was ($1.4) million during the three months ended June 30, 2005 compared to ($1.5) million during the three months ended June 30, 2004. Operating income (loss) included ($2.5) million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. EDC’s operating loss included $0.8 million of charges related to the acquisition. Messaging’s operating income (loss) for the three months ended June 30, 2005 was $1.1 million compared to ($1.5) million for the three months ended June 30, 2004. The rise in Messaging operating income was primarily a result of the increase in revenue and gross margin dollars partially offset by higher operating expenses. Operating expenses for the Messaging business were 46% of revenue for the three months ended June 30, 2005 compared to 71% for the three months ended June 30, 2004.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax was ($2.3) million during the three months ended June 30, 2005 compared to ($1.2) million during the three months ended June 30, 2004. The income (loss) from continuing operations before tax included ($4.0) million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. EDC’s loss included a currency translation loss of $1.3 million offset by a currency swap gain of $262,000. The translation loss was primarily the result of a decline in the Euro exchange rate. On May 31, 2005 the Company entered into a cross currency rate swap agreement to manage future foreign currency exposure arising from EDC’s loan to its German subsidiary. In addition, EDC had interest expense of $0.5 million as a result of its $46.5 million term loan with Wachovia Bank. The Messaging income (loss) from continuing operations before tax increased to $1.7 million for the three months ended June 30, 2005 compared to ($1.2) million for the three months ended June 30, 2004. The increase was primarily due to the increase in Messaging’s operating income and an increase in interest income related to increased yields on the division’s cash, cash equivalents, restricted cash, and short-term investments.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was ($2.5) million during the three months ended June 30, 2005 compared to ($1.2) million during the three months ended June 30, 2004. The income (loss) from continuing operations included ($4.0) million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. The Messaging income (loss) from continuing operations was $1.5 million for the three months ended June 30, 2005 compared to ($1.2) million for the three months ended June 30, 2004. Messaging business income from continuing operations was up for the same reasons income (loss) from continuing operations before tax was up, partially offset by a tax provision of approximately $0.1 million related to foreign tax on earned income from foreign operations for the three months ended June 30, 2005.
Six months Ended June 30, 2005 and 2004
Revenues. Total revenue from continuing operations for the six months ended June 30, 2005 increased to $60.7 million as compared to $22.4 million for the six months ended June 30, 2004. The increase in revenues included $20.0 million of revenue for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. Messaging revenue increased to $40.7 million for the six months ended June 30, 2005 as compared to $22.4 million for the six months ended June 30, 2004. The increase in Messaging revenue was primarily due to sales to Messaging’s North American customers’ to accommodate their subscriber growth, product sales to South African wireless carrier MTN and other strong international business. Messaging’s international revenues increased to $12.4 million for the six months ended June 30, 2005 as compared to $4.1 million for the six months ended June 30, 2004 and accounted for 30% and 18% of Messaging’s total net sales for the six months ended June 30, 2005 and

2004, respectively. During the six months ended June 30, 2005, four customers individually accounted for approximately 21%, 19%, 17% and 11% of Messaging’s total revenue from continuing operations. During the six months ended June 30, 2004, four customers individually accounted for 20%, 14%, 13% and 11% of Messaging’s total revenue from continuing operations.
Gross Margins on Product Sales and Services. Gross margins increased to $26.5 million during the six months ended June 30, 2005 compared to $9.4 million for the six months ended June 30, 2004. The increase in margins included $2.7 million for the month of June from the Company’s new EDC division that was acquired May 31, 2005. Gross margins for the Messaging business increased to $23.8 million for the six months ended June 30, 2005 compared to $9.4 million for the six months ended June 30, 2004. Messaging’s gross margin was 59% for the six months ended June 30, 2005 compared to 42% for the six months ended June 30, 2004. The increase in margin dollars and margin percentage for the Messaging business was due to increased revenue for 2005 in addition to the impact of a $2.7 million charge the Company recorded in the first quarter of 2004 as a result of a patent infringement judgment awarded to Philip Jackson.
Operating Income (loss). Operating Income (loss) was ($0.1) million during the six months ended June 30, 2005 compared to ($7.3) million during the six months ended June 30, 2004. The operating income (loss) included ($2.5) million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. Messaging’s operating income (loss) for the six months ended June 30, 2005 was $2.4 million compared to ($7.3) million for the six months ended June 30, 2004. The increase in Messaging operating income was primarily a result of the increase in revenue and gross margin dollars partially offset by higher operating expenses. Operating expenses for the Messaging business were 53% of revenue for the six months ended June 30, 2005 compared to 74% for the six months ended June 30, 2004.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax was $(0.5) million during the six months ended June 30, 2005 compared to ($7.1) million during the six months ended June 30, 2004. The income (loss) included ($4.0) million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. In addition, EDC had interest expense of $0.5 million as a result of its $46.5 million term loan with Wachovia Bank. The Messaging income (loss) from continuing operations before tax increased to $3.5 million for the six months ended June 30, 2005 as compared to ($7.1) million for the six months ended June 30, 2004. The increase was primarily due to the increase in Messaging’s operating income and an increase in interest income related to increased yields on the division’s cash, cash equivalents, restricted cash, and short-term investments.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was ($0.7) million during the six months ended June 30, 2005 compared to ($7.1) million during the six months ended June 30, 2004. The income (loss) included ($4.0) million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005. The Messaging income (loss) from continuing operations was $3.3 million for the six months ended June 30, 2005 compared to ($7.1) million for the six months ended June 30, 2004. Messaging income from continuing operations was up for the same reasons income (loss) from continuing operations before tax was up partially offset by a tax provision of approximately $0.2 million related to foreign tax on earned income from foreign operations for the six months ended June 30, 2005 shown on the Condensed Consolidating Balance Sheet in current and non-current cash.
Contractual Obligation
The following table summarizes the Company’s contractual obligations, as discussed in the Notes to Condensed Consolidated Financial Statement, as of June 30, 2005 (in thousands):

Contractual Obligation	Payments due by period
	Total	2005	2006-	2008-	Thereafter
			2007	2009

Long Term Debt(1)	$91,773	$10,505	$36,472	$33,835	$10,961
Operating leases(2)	58,291	3,952	14,017	13,198	27,124
Guarantee of lease obligation(3)	633	318	315	0	0

Total	$150,927	$14,775	$50,804	$47,033	$38,084

(1)	Long Term Debt includes a commercial bank loan and third party obligations. See Note 18 to the Condensed Consolidated Financial Statements.

(2)	The Company leases office facilities and various equipment under non-cancelable operating leases.

(3)	The Company is contingently liable for a building lease of a former subsidiary.
Financial Condition and Liquidity
Overview. At June 30, 2005, the Company had cash and cash equivalents and restricted cash totaling $104.6 million. The restricted cash of $40.6 million at June 30, 2005 consisted primarily of cash and cash equivalents used to support the payment of certain pension liabilities of EDC’s European operations. Restricted cash totaling $16.5 million represents collateral for the credit facility with a commercial bank. At June 30, 2005, the Company’s principal source of liquidity was its $64.0 million of cash and cash equivalents. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. There were no short-term investments at June 30, 2005. The Company’s EDC division has a $56.5 million credit facility with Wachovia Bank, which consists of a $46.5 million five year term loan and a $10.0 million revolving line of credit. At June 30, 2005, no drawings had been made against the $10.0 million line of credit and it is available as a source of liquidity, if required.

The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets within both the Messaging and EDC divisions, liabilities related to discontinued operations, and potential further acquisitions.
At June 30, 2005 approximately $2.7 million in discontinued operations liabilities remained outstanding of which the Company anticipates approximately $0.5 million will be disbursed during the remainder of 2005 with the remainder in 2006 and beyond.
Operating Activities. Cash provided (used in) by operating activities, including both continuing and discontinued operations, was $8.5 million and $(11.3) million for the six months ended June 30, 2005 and 2004, respectively. In the six months ended June 30, 2005, the increase in accounts receivable and inventory were the primary uses of cash partially offset by income and the increase in deferred revenue recorded. Operating losses for the six months ended June 30, 2004 was the primary use of cash for that period.
Accounts receivable related to continuing operations increased $32.3 million to $40.0 million at June 30, 2005 from $7.7 million at December 31, 2004. The increase in accounts receivable from continuing operations was due primarily to revenues of $20.0 million for the month of June from the Company’s new EDC division that was acquired on May 31, 2005 and to receivables assumed as part of the EDC acquisition. In addition, increased revenues from the Messaging division contributed to the increase in accounts receivable. Excluding receivables acquired as part of the EDC acquisition, the increase in accounts receivable was $26.8 million.
Inventories related to continuing operations increased $12.4 million to $18.6 million at June 30, 2005 from $6.2 million at December 31, 2004. The increase in inventories was primarily due to the addition of inventory of $10.0 million from the Company’s new EDC division that was acquired on May 31, 2005 and new products from the Messaging business shipped to customers during the three months ended June 30, 2005, where installation that is essential to the functionality of the product was not completed. Excluding inventory acquired as part of the EDC acquisition, the increase in inventory was $2.5 million.
Accounts payable increased $21.5 million to $25.1 million at June 30, 2005 from $3.6 million at December 31, 2004 primarily as a result of the addition of $19.6 million of accounts payable from the Company’s new EDC division that was acquired on May 31, 2005 and the timing of inventory purchases related to the Messaging business. Excluding accounts payable assumed as part of the EDC acquisition, the increase in accounts payable was $9.9 million.
Total current and non-current accrued liabilities related to continuing operations increased approximately $88.4 million to $69.3 million at June 30, 2005 from $19.2 million at December 31, 2004. The increase in accrued liabilities was $18.3 million excluding the accrued liabilities assumed in the EDC acquisition. The increase in accrued liabilities was due primarily to:
•	A $7.3 million increase to deferred revenue primarily related to the delivery of a significant amount of equipment to one customer for which the related revenue is not recognized until installation is complete, as well as to the deferral of revenue for annual extended maintenance contracts that were renewed during the first quarter of 2005,

•	A $3.4 million increase to accrued payroll related costs,

•	A $3.0 million liability for transaction costs relating to the EDC acquisition and,
In addition, during the first six months of 2005 the Company’s liability relating to restructuring costs decreased by $105,000 primarily due to rental payments. As of June 30, 2005, the Company’s remaining restructuring obligations were approximately $155,000 related to lease termination costs and employee termination benefits. The Company anticipates all of the remaining cash payments for this restructuring charge will be made in 2005.
Investing Activities. The Company acquired the manufacturing and distribution operations from Universal for a purchase price of approximately $122.2 million. See detail information in Note 2 to the Condensed Consolidated Financial Statements. The Company spent $1.6 million and $1.2 million during the six months ended June 30, 2005 and 2004, respectively, on equipment needed in its continuing operations. The Company anticipates that property, plant and equipment purchases related to its continuing operations for the remainder of 2005 will approximate $11.9 million.

Financing Activities. The company entered into a Credit Facility with a commercial bank to partially fund the purchase of the EDC division. Total borrowing is $46.5 million. See detailed information in Note 18 to the Condensed Consolidated Financial Statements. During the six months ended June 30, 2005, and 2004, the Company issued Company common stock in connection with purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options and other awards totaling $551,000 and $261,000 respectively.
The Company entered into a credit facility with a commercial bank to partially fund the purchase of the EDC division. Total borrowing is $46.5 million. See detailed information in Note 18 to the Consolidated Condensed Financial Statement.
In December 2000, the Board of Directors rescinded its 1996 stock repurchase program and authorized the repurchase of up to 3.0 million shares of the Company’s common stock. In September 2001, the stock repurchase program was amended to authorize management the ability to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2001. For the years ended December 31, 2003 and 2001, the Company repurchased and retired 36,000 and 105,900 shares at a total cost of approximately $34,000 and $85,000 respectively. The Company made no purchases during 2002 or 2004. As of the date of this filing, the Company has made no purchases during 2005. This program was terminated in the second quarter of 2005.
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
Outlook
Glenayre Messaging
Purchasing activity by CSPs in communications software and messaging products will continue to be somewhat variable. Key growth drivers for the remainder of 2005 and 2006 include:
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
Entertainment Distribution Company
During the remainder of 2005 EDC plans to focus on implementing various strategic initiates to increase EDC’s capacity to allow for additional third party business and to drive costs down over time. The Company expects to achieve results from these initiatives during the first half of 2006. In addition EDC is pursuing several opportunities that have the ability to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers.
EDC will also have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three years.

Strategic Initiatives
The Company expects to continue its search for additional acquisition targets in both the Messaging and Entertainment segments.
This Outlook section contains forward-looking statements that are subject to the risks described under the Risk Factors That May Affect Future Results immediately below

Risk Factors That May Affect Future Results
The Company’s prospects are subject to certain risks and uncertainties as follows:
Potential Intellectual-Property Infringement Claims from Third Parties
Substantial litigation regarding intellectual property rights continues in the technology industry. If the Company was to discover that its products violated a third party’s proprietary rights and was unable to obtain licenses on terms acceptable to the Company, the Company might not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays, and might not be successful.
The industry in which EDC competes has many participants who own, or who claim to own, intellectual property for certain of the manufacturing processes EDC employs, the products EDC produces or the content produced by EDC’s customers. EDC pays licensing fees to certain third parties that claim to own the rights to intellectual property that EDC employs in its manufacturing processes or products. It is not possible to determine with certainty whether these or any other existing third party patents or the issuance of any new third party patents may require EDC to alter, or obtain licenses relating to its processes or products. There is no assurance that EDC would be able to obtain any such licenses on favorable terms, if at all, and obtaining and paying royalties on new licenses might materially increase EDC’s costs. Additionally, the fees EDC pays for existing licenses could increase materially in the future when these licenses are renewed. New multimedia formats will likely require EDC to obtain additional licenses.
Any intellectual property infringement claims asserted by a third party against the Company could be time-consuming and costly to defend, divert management’s attention and resources, cause product and service delays, or require the Company to pay damages to or enter into licensing agreements with third party claimants. An adverse decision in an infringement claim asserted against the Company could result in the Company being prohibited from using such technology, as licensing arrangements may not be available on commercially reasonable terms. The Company’s inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on its business, financial condition and results of operations.
Although the Company believes its technology does not infringe any third party rights, the Company is currently subject to certain infringement claims. The Company expects that its products may continue to be subject to third-party infringement claims. See Note 22 to the unaudited Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings.

Litigation
The Company is party to certain legal proceedings as described in Note 22 to the unaudited Condensed Consolidated Financial Statements and Part II, Item 1, Legal Proceedings. In addition to such legal proceedings, the Company is from time to time, involved in various disputes and legal actions related to its business operations. While no assurance can be given regarding the outcome of such matters, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of such actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
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
Volatility of Stock Price
The market price of the Company’s common stock is volatile. The market price of its common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products by the Company, developments in relationships with its customers, strategic alliances and partnerships, potential acquisitions and strategic investments, technological advances by existing and new competitors, general market conditions in the Company’s industries and changes in government regulations. In addition, in recent years, conditions in the stock market in general and shares of technology companies in particular have experienced significant price and volume fluctuations that have often been unrelated to the operating performance of these specific companies.
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
Risk Factors Related to the Messaging Business
Competition
The majority of the competitors in the Company’s messaging business are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8’s Centigram, Unisys Corporation, the Octel Messaging division of Lucent Technologies, Inc., InterVoice, LogicaCMG, Tecnomen and Schlumberger-Sema. As with Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment. The competition among these firms is intense and is primarily based on a combination of price, product architecture, features, system capacity, reliability, selection of applications, services and support.

Some of the messaging businesses’ competitors have substantially greater financial, technical, marketing and distribution resources than Glenayre and Glenayre may be unable to successfully compete with these companies. In addition, competitive pricing pressures exist which may have an adverse effect on the messaging businesses’ profit margins in the future.
Variability of Quarterly Results and Dependence on Key Customers
The messaging businesses’ financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the six months ended June 30, 2005, Nextel, Alltel, MTN and US Cellular individually accounted for approximately 21%, 19%, 17% and 11%, respectively, of the messaging businesses’ total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the messaging business does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the messaging businesses’ newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The messaging business has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the messaging businesses’ performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.
Potential Market Changes Resulting from Rapid Technological Advances
The Company’s messaging business is primarily focused on offering communications solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience consolidation in the next 12 to 18 months. Carrier consolidation could result in redeployment of existing capital equipment that could reduce new capital spending and in delays in capital spending decisions. The messaging business has been focused on building next-generation messaging platforms such as its Versera™ ICE platforms and communications solutions that leverage speech-driven, multimedia messaging and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Glenayre’s Versera solutions, it could have a material adverse effect on Glenayre’s business.
The messaging business is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its systems and related applications and solutions. The markets for these technologies are still developing and market acceptance of some of these services is uncertain. If the commercial market for these services is lower than Glenayre anticipates, or grows more slowly than Glenayre anticipates, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.
Proprietary Technology
The Company owns or licenses numerous patents used in the operations of the messaging business. Glenayre believes that while these patents are useful to the Company, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Glenayre is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although Glenayre attempts to protect its proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Glenayre’s products. The laws of certain foreign countries in which Glenayre sells or may sell its products, including the Republic of Korea, the People’s Republic of China, Saudi Arabia, Thailand, India and

Brazil, do not protect Glenayre’s proprietary rights in its intellectual property to the same extent as do the laws of the United States.
Potential Changes in Government Regulation
Many of the messaging business’s products connect to public telecommunications networks. While many of Glenayre’s current products are not directly subject to regulation, national, regional and local governments regulate public telecommunications networks, as well as the operations of telecommunication service providers in most domestic and international markets. As a result, Glenayre must obtain regulatory approvals in connection with the manufacture and sale of certain of its products, and the Company’s service provider customers may need regulatory approvals to operate the systems that utilize certain of the Company’s products. When introducing a product to a market, there is no assurance that the Company’s customers will obtain necessary regulatory approvals. In addition, the enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for the messaging business’s products.
International Business Risks
Approximately 30% and 18% of the messaging business’s revenues from continuing operations for the six months ended June 30, 2005 and 2004, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the messaging business’s international sales for the six months ended June 30, 2005 were negotiated in U.S. dollars, the messaging business may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.
Continuation and Expansion of Third Party Agreements
The messaging business has entered into initiatives with third parties that provide development services, products and channels-to-market that are used to enhance the Company’s business and additional third party arrangements are continuing to be explored. Additionally, Glenayre has entered into several Original Equipment Manufacturer agreements with companies that market and distribute the messaging business’s products and intends to enter into service reseller arrangements. Glenayre is dependent upon these third parties to augment its research and development efforts as well as to distribute its products and services and increase its product offerings. If these third parties are not successful or the agreements are terminated, a material adverse effect on Glenayre’s business could result. Glenayre intends to continue entering into agreements and initiatives with third parties; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. The inability of Glenayre to enter into agreements with third parties on acceptable terms could have a material adverse effect on Glenayre’s business.
Restructuring Activities
The Company continues to assess its business to align resources and achieve its desired cost structure. Past restructuring efforts related to the messaging business have been based on certain assumptions regarding the cost structure of the Company’s business, which may not be correct. These restructuring efforts may not be sufficient for the messaging business to achieve sustained profitability and meet the changes in industry and market conditions. The Company will continue to make judgments as to whether further reductions in its workforce may be required. These workforce reductions may impair the Company’s ability to achieve its current or future business objectives. Costs incurred in connection with restructuring efforts may be higher than estimated. Any decision by the Company to further limit investment or exit, or dispose of, businesses may result in the recording of additional charges. As a result, the costs actually incurred in connection with the restructuring efforts may be higher than originally planned and may not lead to the anticipated cost savings.
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
Risk Factors Related to EDC
Sensitivity to Economic Trends and Consumer Preferences
EDC’s financial performance depends on consumer demand for its customers’ products. Substantially all of the purchases of the pre-recorded media products sold by EDC’s customers are discretionary. Accordingly, weak economic conditions or outlook or consumer confidence could significantly reduce consumption in any of EDC’s customers’ major markets thereby causing material declines in EDC’s sales and net earnings. In addition, because of the discretionary nature of their products, EDC’s customers must continually compete for the public’s leisure time and disposable income with other forms of entertainment, including sporting events, concerts, live theatre and restaurants. As a result of this competition, demand for EDC’s customers’ products could be reduced and EDC’s sales volumes and gross profit margins could be adversely affected.

Increased Costs or Shortages of Raw Materials or Energy
Each year EDC purchases significant quantities of plastics, the key raw materials used in the production of DVDs, CDs, VHS video cassettes and audio cassettes. The availability and prices of these materials may be influenced by a number of different factors, many of which are beyond EDC’s control, including weather, transportation, increased demand, production delays and the price of oil. Significant shortages of, and price increases for, the plastics EDC uses have occurred in the past. If EDC experiences raw material price increases and is unable to pass such increases through to its customers, EDC’s gross margins would be adversely affected. Also, the processes at EDC’s manufacturing, distribution and printing facilities are energy-intensive. Therefore, increases in energy costs would adversely affect EDC’s gross margins and results of operations.
Dependence on Universal Music Group; Potential Inability to Manage Successful Production
EDC’s manufacturing and distribution agreements with Universal Music Group account for approximately 95% of its revenues. Because EDC is so dependent on Universal Music Group for its revenues, if market or other factors cause Universal Music Group to cancel, reduce or postpone current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected.
Under EDC’s agreements with Universal Music Group EDC is required to deliver substantial volumes of products meeting stringent requirements. EDC’s failure to successfully manage the production or supply of its products, including the failure to meet scheduled production and delivery deadlines, or the failure of EDC’s products to meet required quality standards, could materially adversely affect EDC’s business, operating results and financial condition.
Advances in Technology and Changes in Customer Demands
Changes in the technology employed by the pre-recorded media industry and the emergence of the future generations of multimedia products, such as Blu-ray discs or HD-DVD, may require EDC to extensively upgrade or alter its manufacturing processes and production facilities in order to offer the most up-to-date product variations. As the demands and requirements of EDC’s customers shift, EDC will need to modify the products and services it offers to retain these customers. The costs associated with adapting EDC’s operations to these requirements will likely be significant. If EDC is unable to obtain the resources necessary to fund product expansion and new technology development, EDC may not be able to successfully implement its business strategies and its market share, gross profit margins and results of operations could be adversely affected.
Variability in Production Levels
EDC’s production levels and, in turn, revenue and cash flows are largely affected by the schedule according to which its major customers release their products, which, in turn, is dependent on a variety of factors such as consumer demand and the availability of marketable content. EDC’s results of operations and cash flows in any period are materially affected by the timing of product releases by its customers, which may result in significant fluctuations from period to period. In addition, in the music and home video industries, a disproportionate amount of purchases are typically made in the last three months of the calendar year. Accordingly, a significant percentage of EDC’s annual revenue and earnings is typically realized during the fourth quarter.
Development of Digital Distribution Alternatives; Including Copying and Distribution of Music and Video Files
EDC’s business is dependent on the continued viability and growth of physical distribution of music and video through authorized pre-recorded media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music may erode EDC’s volume of sales and the pricing of its products and services. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music and video files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, CD and DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. EDC expects that file sharing and downloading, both legal and illegal, will continue to exert significant downward pressure on the demand for CDs. As current technologies improve, the digital transfer and downloading of video files will likely become more widespread. As the speed and quality with which video files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDs. In addition, EDC’s business faces pressure from the emerging distribution alternatives, like video on demand, or VOD, and personal digital video recorders. As substantially all of EDC’s revenues are derived from the sale of DVDs and CDs, continued file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect its business, financial condition and results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. The Company is also exposed to credit risks. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.
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
The Company has variable rate debt that is not hedged by interest rate swaps. A 100 basis point change in the interest rate would affect earnings by approximately $465,000 per year, based on variable rate balances outstanding at June 30, 2005.
Foreign Currency Risk
The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily related to its German manufacturing and distribution facility and demand deposits denominated in non-functional currencies. The Company entered into a cross currency rate swap agreement with a commercial bank to offset the effect of exchange rate fluctuations on foreign currency denominated notes receivable.
At June 30, 2005, approximately U.S. $41.2 million or 39.4% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $4.1 million. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $4.1 million. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of June 30, 2005.
Credit Risk
Credit risk represents the loss that the Company would incur if counterparty fails to perform under its contractual obligations. We have established controls to determine and monitor the creditworthiness of customers. Credit concentration exists when a group of customers have similar business characteristics and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company’s customer base for the messaging division is comprised primarily of communications service providers resulting in a concentration of credit risk for the division in the telecommunication industry. The Entertainment division’s primary customer is Universal Music Group.

Other financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments and currency swaps. The Company places its temporary cash investments and currency swap with large diversified entities with operations through the U.S.
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
During the quarter ended June 30, 2005, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In accordance with guidance promulgated by the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission on June 24, 2004, the Company has excluded from its assessment of changes in internal controls the operations of Entertainment Distribution Company, LLC, a newly formed division which acquired Universal Music Group’s North American and central European CD and DVD manufacturing and distribution operations on May 31, 2005.
PART II — OTHER INFORMATION
ITEMS 2, 3 and 5 are inapplicable and have been omitted.
ITEM 1. LEGAL PROCEEDINGS
Phillip Jackson — Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million of royalty fee expense (recorded in cost of revenues) and $200,000 of interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million award plus interest and costs during the second quarter of 2004.
On May 14, 2004, Jackson filed a motion with the district (trial) court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. As of August 8, 2005, the appellate court has not yet ruled on the appeal. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.
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
In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, the Company was notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately $11.8 million (Canadian) in total damages and that the releases to be made by the plaintiffs in connection with those settlements will include the Company. Since that time consent judgments and dismissals covering the Company have been entered in eight of the remaining nine lawsuits, which had been requesting approximately $6.5 million (Canadian) in total damages. The Company has paid no damages with respect to any of the foregoing settlements or judgments. The one remaining lawsuit seeks approximately $145,000 (Canadian) in total damages. A reserve for legal fees associated with this matter of $12,000 is included in Accrued Liabilities, discontinued operations o the Company’s June 30, 2005 unaudited Condensed Consolidated Balance Sheet.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
At the Company’s Annual Meeting of Stockholders held on May 16, 2005, the following matters were submitted to a vote of the stockholders of the Company and the results were as follows:
(i) The election of the two directors each to serve a three-year term expiring 2008:

Nominees	Shares Voted in Favor	Shares Withheld
Ramon D. Ardizzone	60,952,007	1,128,636
Cliff O. Bickell	61,080,365	1,000,278
In addition to Mr. Ardizzone and Mr. Bickell, the term of office of each of the following directors continued after the meeting: Clarke H. Bailey, Donald S. Bates, Peter W. Gilson, John J. Hurley, Horace H. Sibley and Howard W. Speaks, Jr.
(ii) The proposal to ratify the selection of Ernst & Young LLP as the independent public accounting firm to audit the financial statements of the Company was approved by a vote of 61,760,385 in favor, 235,754 against and 84,504 abstaining.
ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index are hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola

Debra Ziola
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: August 9, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
2.1	Asset Purchase Agreement Dated May 9, 2005, by and Among Entertainment Distribution Company (USA), LLC, UMG Manufacturing & Logistics, Inc. and Universal Music & Video Distribution Corp. was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.

2.2	Share Purchase Agreement dated May 9, 2005, by and among Blitz 05-107 GmbH (in future named:
Entertainment Distribution GmbH), Universal Manufacturing & Logistics GmbH and Universal Music GmbH was filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1	Credit Agreement dated May 31, 2005 among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.2	Cash Collateral Agreement dated May 31, 2005 between Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.3	Limited Liability Company Agreement of Entertainment Distribution Company, LLC was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.4	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and James Caparro was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.5	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and Thomas Costabile was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.6	Letter agreement among Glenayre Electronics, Inc., James Caparro and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.7	U.S. CD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

Exhibit
Number	Description
10.8	U.S. HDFD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.9	Manufacturing and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.10	U.S. Distribution and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.11	Distribution and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract

**	Portions of this document are confidential and have been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.