Form 10-Q/A
period 2005-06-30
GLENAYRE TECHNOLOGIES INC
filed 2005-08-15
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

INTRODUCTORY NOTE
Glenayre Technologies, Inc. (“Glenayre” or the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to the Form 10-Q originally filed August 9, 2005 (the “original filing”) to make certain corrections to the pro forma financial information for the three and six month periods ended June 30, 2005 contained in Note 5 to the Condensed Consolidated Financial Statements included in the original filing. The need to amend the original filing to make the corrections resulted from the Company’s receiving new information regarding the revenues and net income of the acquired business from Universal Music Group subsequent to the date of the original filing. Except as set forth above and for such other changes as required by applicable law, no attempt has been made in this Amendment No. 1 to modify or update the disclosures as presented in the original filing and this Amendment No. 1 does not reflect events occurring after the date of the original filing on August 9, 2005.

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
As discussed in Note 5 to the Condensed Consolidated Financial Statements, the Company has restated its pro forma disclosures for the three and six month periods ended June 30, 2005.

/s/ Ernst & Young LLP

Atlanta, Georgia
August 9, 2005 except for Note 5,
as to which the date is
August 15, 2005

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
5. Restatement of Pro Forma Financial Information
Subsequent to filing its second quarter Form 10-Q, the Company identified corrections to the pro forma financial information that will be included in the Company’s Form 8-K/A related to the acquisition of Universal Music Group’s North American and central European manufacturing and distribution operations (UM&L) by the Company’s EDC division. The following table is restated to include these adjustments. The unaudited financial information in the table below summarizes the combined results of operations of Glenayre and UM&L, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition (see Note 2) had taken place at the beginning of each of the periods presented. The pro forma financial information for the three and six months ended June 30, 2005 includes the business combination accounting effect on historical UM&L revenues and costs, and acquisition costs reflected in Glenayre’s and UM&L’s historical statements of operations for periods prior to the acquisition.
The unaudited pro forma financial information for the three and six months ended June 30, 2004 and 2005 combines the historical results for Glenayre and UM&L for those periods.

	Three Months Ended
	June 30, 2005
	As Previously	Restatement	As
(in thousands, except per share data)	Reported	Adjustments	Restated
Total revenues	$89,928	$1,780	$91,708
Net income (loss) from continuing operations	$(5,079)	$1,774	$(3,305)
Net income (loss) from discontinued operations	$388	$—	$388
Net income (loss)	$(4,691)	$1,774	$(2,917)
Basic net income (loss) per share	$(0.07)	$0.03	$(0.04)
Diluted net income (loss) per share	$(0.07)	$0.03	$(0.04)

	Three Months Ended
	June 30, 2004
	As Previously	Restatement	As
(in thousands, except per share data)	Reported	Adjustments	Restated
Total revenues	$65,014	$—	$65,014
Net income (loss) from continuing operations	$1,648	$—	$1,648
Net income (loss) from discontinued operations	$3,808	$—	$3,808
Net income (loss)	$5,456	$—	$5,456
Basic net income (loss) per share	$0.08	$—	$0.08
Diluted net income (loss) per share	$0.08	$—	$0.08

Glenayre Technologies, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands except per share data)
(Unaudited)

	Six Months Ended
	June 30, 2005
	As Previously	Restatement	As
(in thousands, except per share data)	Reported	Adjustments	Restated
Total revenues	$172,557	$4,166	$176,723
Net income (loss) from continuing operations	$(6,741)	$4,025	$(2,716)
Net income (loss) from discontinued operations	$398	$—	$398
Net income (loss)	$(6,343)	$4,025	$(2,318)
Basic net income (loss) per share	$(0.09)	$0.06	$(0.03)
Diluted net income (loss) per share	$(0.09)	$0.06	$(0.03)

	Six Months Ended
	June 30, 2004
	As Previously	Restatement	As
(in thousands, except per share data)	Reported	Adjustments	Restated
Total revenues	$134,252	$—	$134,252
Net income (loss) from continuing operations	$(7,671)	$—	$(7,671)
Net income (loss) from discontinued operations	$5,493	$—	$5,493
Net income (loss)	$(2,178)	$—	$(2,178)
Basic net income (loss) per share	$(0.03)	$—	$(0.03)
Diluted net income (loss) per share	$(0.03)	$—	$(0.03)
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
Date: August 15, 2005

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