Form 10-Q
period 2005-09-30
GLENAYRE TECHNOLOGIES INC
filed 2005-11-09
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at October 31, 2005 was 67,275,832 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have reviewed the Condensed Consolidated Balance Sheet of Glenayre Technologies, Inc. and Subsidiaries as of September 30, 2005, and the related Condensed Consolidated Statements of Operations for the three month and nine month periods ended September 30, 2005 and 2004, the Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.
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

/s/ Ernst & Young LLP
Atlanta, Georgia
November 7, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	9/30/05	12/31/04
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$78,326	$82,691
Short-term investments	—	12,180
Restricted cash	10,474	30
Accounts receivable, net	37,648	7,695
Current portion of long-term receivable	3,592	—
Inventories, net	20,770	6,163
Prepaid expenses and other current assets	10,430	2,863

Total Current Assets	161,240	111,622

Restricted cash	30,189	—
Property, plant and equipment, net	43,408	8,812
Long-term receivable	10,485	—
Intangible assets	67,960	—
Goodwill	13,532	—
Other assets	2,424	848

TOTAL ASSETS	$329,238	$121,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,932	$3,552
Deferred revenue	8,967	3,754
Accrued liabilities	52,379	11,912
Accrued liabilities, discontinued operations	2,414	3,284
Current portion of long-term debt	24,508	—

Total Current Liabilities	119,200	22,502

Other liabilities	14,932	3,497
Deferred income taxes, long-term	13,099	—
Pension obligation	21,842	—
Long-term debt	61,996	—
Accrued liabilities, discontinued operations - noncurrent	58	98

Total Liabilities	231,127	26,097

Minority Interest in Subsidiary Company	772	—

Stockholders’ Equity
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares outstanding: 2005 — 67,273,338 shares; 2004 — 66,820,124 shares	1,345	1,336
Contributed capital	363,385	362,698
Accumulated deficit	(266,606)	(268,849)
Cumulative translation adjustment	(785)	—

Total Stockholders’ Equity	97,339	95,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$329,238	$121,282

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,
	2005	2004
REVENUES:
Product sales	$67,720	$9,320
Service revenues	29,193	5,533

Total Revenues	96,913	14,853

COST OF REVENUES:
Cost of sales	51,849	4,954
Cost of services	19,470	2,618

Total Cost of Revenues	71,319	7,572

GROSS MARGIN:	25,594	7,281

OPERATING EXPENSES:
Selling, general and administrative expense	16,631	5,570
Provision for doubtful receivables, net of recoveries	15	81
Research and development expense	3,462	3,390
Restructuring expense	—	10
Amortization of intangible assets	1,710	—

Total Operating Expenses	21,818	9,051

OPERATING INCOME (LOSS)	3,776	(1,770)

OTHER INCOME (EXPENSES):
Interest income	729	289
Interest expense	(1,549)	(6)
Gain on disposal of assets	1	65
Gain on currency swaps, net	125	—
Translation loss, net	(109)	—
Other gain, net	22	59

Total Other Income (Expenses)	(781)	407

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	2,995	(1,363)
Provision (benefit) for income taxes	404	(121)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,591	(1,242)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(48)	4,742

NET INCOME	$2,543	$3,500

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE:
Income (loss) from continuing operations	$0.04	$(0.02)
Income (loss) from discontinued operations	(0.00)	0.07

Net income per weighted average common share	$0.04	$0.05

INCOME (LOSS) PER COMMON SHARE – ASSUMING DILUTION:
Income (loss) from continuing operations	$0.04	$(0.02)
Income (loss) from discontinued operations	(0.00)	0.07

Net income per weighted average common share	$0.04	$0.05

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Nine months ended September 30,
	2005	2004
REVENUES:
Product sales	$111,807	$22,358
Service revenues	45,782	14,915

Total Revenues	157,589	37,273

COST OF REVENUES:
Cost of sales	75,671	13,550
Cost of services	29,794	7,072

Total Cost of Revenues	105,465	20,622

GROSS MARGIN:	52,124	16,651

OPERATING EXPENSES:
Selling, general and administrative expense	35,717	15,060
Provision for doubtful receivables, net of recoveries	41	17
Research and development expense	10,444	10,549
Restructuring expense	(12)	122
Amortization of intangible assets	2,276	—

Total Operating Expenses	48,466	25,748

OPERATING INCOME (LOSS)	3,658	(9,097)

OTHER INCOME (EXPENSES):
Interest income	1,830	813
Interest expense	(2,061)	(220)
Gain on disposal of assets, net	—	59
Gain on currency swaps, net	387	—
Translation loss, net	(1,409)	—
Other gain (loss), net	55	(7)

Total Other Income (Expenses)	(1,198)	645

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	2,460	(8,452)
Provision (benefit) for income taxes	567	(68)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,893	(8,384)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	350	10,235

NET INCOME	$2,243	$1,851

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$0.03	$(0.13)
Income from discontinued operations	0.01	0.15

Net income (loss) per weighted average common share	$0.03	$(0.03)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1)
Income (loss) from continuing operations	$0.03	$(0.13)
Income from discontinued operations	0.01	0.15

Net income (loss) per weighted average common share	$0.03	$(0.03)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands)

				Accumulated
					Other	Comprehensive
	Common Stock		Contributed		Comprehensive	Income
	Shares	Amount	Capital	Deficit	Loss	(Loss)
Balances, January 1, 2005	66,820	$1,336	$362,698	$(268,849)	$—

Net income				2,243		$2,243

Foreign currency translation					(785)	(785)

Comprehensive income						$1,458

Shares issued for ESP Plan and option exercises	453	9	687

Balances, September 30, 2005	67,273	$1,345	$363,385	$(266,606)	$(785)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2005	2004
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$27,860	$(7,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,118)	(1,684)
Maturities of short-term securities	12,180	3,925
Asset and share purchase of EDC, net of cash acquired	(69,948)	—
Increase in restricted cash related to acquisition	(16,500)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(78,386)	2,241

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing, net of costs	45,444	—
Proceeds from sale of LLC interest in subsidiary	772	—
Issuance of common stock	696	373

NET CASH PROVIDED BY FINANCING ACTIVITIES	46,912	373

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(751)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,365)	(4,609)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82,691	65,853

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,326	$61,244

SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES
On May 31, 2005 the Company completed the acquisition of the North American and Central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) (see Note 2).
Depreciation and amortization of intangible assets included in Net Cash Provided by (Used In) Operating Activities:

	Nine months ended September 30,
	2005	2004
Depreciation included in cost of sales	$3,879	$285
Depreciation included in selling, general and administrative expense	775	187
Depreciation included in research and development expense	973	814
Amortization of intangible assets	2,276	—
See Notes to Condensed Consolidated Financial Statements.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
(Unaudited)
1. Business and Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements of Glenayre Technologies, Inc. and Subsidiaries (“Glenayre” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation for the periods presented have been included. All significant inter-company accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
The Company has two reportable business segments: Glenayre Messaging (“Messaging”) and Entertainment Distribution Company (“EDC”). The Company’s Messaging business is an established global provider of network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The Company’s Messaging business customers are communications service providers (“CSPs”) around the world, including wireless and fixed network carriers, as well as broadband and cable service providers. The Messaging business’s products enable CSPs to provide their customers with a variety of messaging and enhanced services such as voice mail, video mail, missed call notification, and text and picture messaging.
2. Acquisition of EDC
On May 31, 2005, the Company completed the acquisition of the North American and Central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) for a purchase price of approximately $125.0 million. The results of operations of the acquired operations have been included in the consolidated financial statements of the Company since the acquisition date. The acquisition was made through EDC, a newly formed division of Glenayre. The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it became the exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD requirements for North America and Central Europe (see Note 6). Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three years.
The North American CD and DVD manufacturing and distribution operations were acquired under an Asset Purchase Agreement. The Central European CD and DVD manufacturing and distribution operations were acquired under a Share Purchase Agreement. The acquired assets include Universal’s manufacturing and distribution operations in Hanover, Germany, its manufacturing operations in Grover, North Carolina, and its distribution operations in Fishers, Indiana, Reno, Nevada and Wilkes-Barre, Pennsylvania. EDC is leasing all of the facilities with the exception of the manufacturing facility in Grover, North Carolina, which it acquired from Universal.
The purchase price consists of $82.9 million cash paid, at closing $39.8 million deferred payments to Universal and $2.3 million for various contingent payments and transaction costs, using the May 2005 Euro to US dollar exchange rate of 1.2474. The purchase price is subject to post-closing adjustments. Of the purchase price paid at closing, $30.5 million was for the U.S. operations, €35.2 million ($43.9 million) was for the Central European operations, and the balance constituted transaction expenses. Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments with a net present value totaling approximately $39.8 million and $40.0 million at May 31, 2005 and September 30, 2005 respectively. This long-term obligation is scheduled to be paid as follows: approximately $5.5 million is payable on December 15, 2005, approximately $7.9, $13.3, $13.7 and $1.4 million is payable on each of May 31, 2006 through 2009, respectively, and approximately $400,000 is payable on each of December 15, 2006 through 2014, respectively. Approximately 45% of the total obligation is payable in Euros.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Tabular amounts in thousands, except per share data)
(Unaudited)
Under the terms of the share purchase agreement, EDC must pay to Universal 75% of the profit earned during the first term, and 50% of the profit earned during the first renewal term on the revenue derived from two third party distribution services agreements assumed as part of the acquisition. The initial term of the agreement with the first third party expired July 31, 2005 and was renewed for one annual term. The initial term of the agreement with the second third party expires December 31, 2005. The profit is defined as earnings before interest and taxes. The contingent consideration included in the purchase price totals €1,918,000 ($2.3 million) at September 30, 2005 consisting of €1,040,000 ($1.25 million) for actual consideration for the four months ended September 30, 2005 and €878,000 ($1.05 million) for estimated consideration due for the three months ended December 31, 2005. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the Company’s Condensed Consolidated Balance Sheet at September 30, 2005 is $1.25 million for consideration earned, but not yet paid as of September 30, 2005, and $1.05 million for the estimated amount payable for the three months ended December 31, 2005.
EDC was capitalized with a $35.0 million equity capital contribution from Glenayre. Following the closing, members of EDC management purchased $772,000 of Glenayre’s equity interest. In addition, certain profits interests were issued at closing to EDC management, Universal and the Company’s financial advisor that will entitle these parties to up to 30% of EDC’s distributed profits, after Glenayre has received a return of its equity capital contribution and certain internal rate of return hurdles and other conditions have been met. See Note 7. The profit interests valuation is not complete. Consequently, adjustments to the purchase price will be recorded in future periods.
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
The acquisition was accounted for as a purchase business combination in accordance with SFAS 141, Business Combinations. The purchase price is being allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Identifiable intangible assets acquired include 10-year manufacturing and distribution services supply agreements between EDC and Universal Music Group (see Note 6). In accordance with SFAS 142, Goodwill and Other Intangible Assets, the fair values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. The purchase price is being allocated to the assets and liabilities based upon their estimated fair value at the date of the acquisition as noted below. Included in the assets purchased was $38.4 million (€30.8 million) of cash contributed by the seller including $30.6 million (€24.5 million) to fund certain net liabilities assumed by EDC as described below and the remaining $7.8 million (€6.2 million) to meet certain German regulatory requirements. The preliminary allocation of the purchase price was based on real estate appraisals obtained for land and buildings, on net book values for furniture and equipment, and on preliminary calculations of the present value of the cash flows of the supply agreements. These estimated values are subject to change upon the finalization of the valuations. Valuations for the profits interests granted to the investment banker, Universal and certain EDC management, and for management members’

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
granted to the investment banker, Universal and certain EDC management, and for management members’ right to force sell (put) their ownership to EDC or the Company have not been finalized, and therefore allocations for these items have not yet been assigned.

Estimated Fair Value
at
Acquisition Date
Cash	$38,374
Accounts Receivable	5,702
Other Receivables	2,294
Inventories	10,071
Prepaid Assets	1,782
Property, Plant & Equipment	36,782
Long-term Receivable from Universal**	21,878
Deferred Financing Fees	1,056
Intangible Assets	71,472
Goodwill	13,532
Accounts Payable and Accrued Expenses	(28,622)
Deferred Tax Liability	(13,532)
Long-Term Liabilities	(35,747)

Total	$125,042

**	Under the terms of the share purchase agreement relating to the acquisition of Universal’s Central European operations, the seller is required to reimburse EDC for $52.5 million relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligation, will be adjusted through the seller receivable. To fund the payment of these obligations, Universal contributed €24.5 million ($30.6 million) of cash at the closing of the acquisition and will contribute the remaining €17.5 million ($21.9 million) as future obligations become due. €19.3 million ($24.1 million) of the cash contributed at the closing of the acquisition will be held in escrow until May 31, 2010 to fund various long-term pension and other employee related obligations, many of which extend beyond 2010. Conversions to US$ are based on the May 31, 2005 exchange rate of 1.2474.
3. Summary of Significant Accounting Policies
The following accounting policies relate to the Messaging division only or both Messaging and EDC divisions. See (Note 3a) for significant accounting policies related to operations acquired during the second quarter of 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Glenayre Technologies, Inc. Annual Report on Form 10-K, as amended, for the year ended December 31, 2004.
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
(Tabular amounts in thousands, except per share data)
(Unaudited)
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
For international operations for which the functional currency is the United States dollar, transactions denominated in currencies other than the United States dollar are translated into United States dollars. The resulting gains or losses on currency translation are included in earnings amounted to losses of $51,000 and $19,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
Deferred Financing Costs
Certain costs associated with debt financing are capitalized and included in other non-current assets on the consolidated balance sheet. These costs are amortized to interest expense over the term of the debt agreement. Amortization of deferred financing costs included in interest expense was $90,000 and $119,000 for the three and nine months ended September 30, 2005, respectively.
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
Compensation cost for profits interests granted to key employees of EDC are measured as the fair value of those profits interests at the date of grant and are amortized over the respective vesting period.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The following table compares the Company’s results of continuing operations as reported to the pro forma results of continuing operations whereby stock-based compensation is computed under the fair value method required by Statement of Financial Accounting Standards No. 123 (Revised 2004). For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period for each of the three and nine month periods ended September 30 for each of the years presented.

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations-as reported	$2,591	$(1,242)	$1,893	$(8,384)
Pro forma stock option expense	(401)	(420)	(1,186)	(967)

Income (loss) from continuing operations-pro forma	$2,190	$(1,662)	$707	$(9,351)

Income (loss) from continuing operations per common share as reported	$0.04	$(0.02)	$0.03	$(0.13)
Pro forma stock option expense	(0.01)	(0.01)	(0.02)	(0.01)

Income (loss) from continuing operations per common share pro forma (1)	$0.03	$(0.02)	$0.01	$(0.14)

Income (loss) from continuing operations, assuming dilution as reported	$0.04	$(0.02)	$0.03	$(0.13)
Pro forma stock option expense	(0.01)	(0.01)	(0.02)	(0.01)

Income (loss) from continuing operations, assuming dilution pro forma (1)	$0.03	$(0.02)	$0.01	$(0.14)

(1)	Income (loss) per share amounts are rounded to the nearest $0.01; therefore, such rounding may impact individual amounts presented.
Impact of Recently Issued Accounting Standards
In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (“FSP”) No. FAS 106-1. The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provides a benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to defer recognition of the effects of the Act on its post-retirement benefit plan until authoritative guidance on the accounting for the federal subsidy was issued in accordance with alternatives prescribed by FSP No. FAS 106-1 which was effective for the Company beginning with the year ended December 31, 2003. FSP No. FAS 106-1 was superseded by FSP No. FAS 106-2 on May 19, 2004 and is effective for the first interim or annual period beginning after June 15, 2004. The Company has two alternative methods of transition: retroactive application to the date of enactment or prospective application from the date of adoption. The Company is pursuing the subsidy and will prospectively apply the provision of the various FSPs. The actuarial valuations are not finalized to determine if benefits provided by the Company’s plan are actuarially equivalent to Medicare Part D. Therefore, the Company is unable to determine if its plan qualifies for the subsidy under the Act. Consequently, the measure of the Accumulated Post-retirement Benefit Obligation (“APBO”) and net periodic post-retirement benefit cost do not reflect any amount associated with the subsidy.
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
(Tabular amounts in thousands, except per share data)
(Unaudited)
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
The FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 to provide guidance under FASB issued Statement No. 109, Accounting for Income Taxes (“SFAS 109”) regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. The Company has evaluated the effect of the Jobs Act on its plan for reinvestment and repatriation of foreign earnings and determined that it will not use the one-time deduction due to its net operating loss carryovers that are available to offset income from future dividend payments.
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
(Tabular amounts in thousands, except per share data)
(Unaudited)
Reclassifications
Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.
3a. Significant Accounting Policies (EDC only)
The following are significant accounting policies for the EDC division. See Note 3 for discussion of additional significant accounting policies.
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
Shipping Costs
The Company does not incur shipping costs for its primary customer in the United States. See segment information in Note 23 for information regarding customers. For its primary customer in Europe and for all other customers, shipping costs reimbursed by customers for invoice charges such as freight, postage, freight packing and small order surcharges are recorded as revenue and is also included in cost of sales.
Inventories
Inventories are valued using first in first out and average cost methods, which approximate cost, and are recorded at the lower of cost or net realizable value.
Property, Plant and Equipment
Property, plant and equipment acquired in the purchase transaction are carried at fair value based on appraisals. Depreciation is computed using the straight-line method based on the estimated useful life of the assets.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
4. Risks and Uncertainties
Concentrations of Credit Risk
Financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments, a currency swap and trade accounts receivable. The Company places its temporary cash investments and currency swaps with large diversified entities with operations throughout the U.S. and Germany. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts. See Note 9.
The Company’s customer base for the Messaging business division is comprised primarily of communications service providers resulting in a concentration of credit risk in the telecommunication industry. The Entertainment division’s primary customer is Universal Music Group. See Note 2. The Company believes its reserves for bad debt are adequate considering its concentrations of credit risk.
Concentrations of Suppliers
EDC has a limited number of suppliers who are able to provide it with its raw materials. In Germany all polystyrene (accounting for approximately 11% of total cost of sales) is purchased from one supplier and all polycarbonate (accounting for approximately 13% of total cost of sales) is purchased from two suppliers. In the U.S. all polycarbonate (accounting for approximately 11% of total cost of sales) is purchased from two suppliers. Jewel boxes and trays (accounting for approximately 23% of total cost of sales) that are not manufactured by EDC are purchased from two suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of these companies were unable to deliver its product to EDC.
Workforce Subject to Collective Bargaining Agreements
In Germany, approximately 42% of EDC’s workforce of 917 employees is unionized. However, collective bargaining agreements negotiated by the unions cover all non-exempt staff. Exempt staff is approximately 4% of the total. In the United States, approximately 27% of EDC’s workforce of 944 employees is unionized and subject to collective bargaining. None of these collective bargaining agreements expire within one year.
5. Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of Glenayre and EDC, on a pro forma basis, as though the companies had been combined as of the first day of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition (see Note 2) had taken place on the first day of the earliest period presented. The pro forma financial information for the three and nine months ended September 30, 2005 includes the business combination accounting effect on historical EDC revenues, adjustments to depreciation on acquired property, and acquisition costs reflected in Glenayre’s and EDC’s historical statements of operations for periods prior to the acquisition.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
     The unaudited pro forma financial information for the three and nine months ended September 30, 2004 and 2005 combines the historical results for Glenayre and EDC for those periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Total revenues	$96,913	$79,842	$273,636	$214,094

Net income (loss) from continuing operations	$2,591	$(1,929)	$(126)	$(15,093)
Net income (loss)from discontinued operations	$(48)	$4,742	$350	$10,235

Net income (loss)	$2,543	$2,813	$224	$(4,858)

Basic net income (loss) per share	$0.04	$0.04	$(0.00)	$(0.07)
Diluted net income (loss) per share	$0.04	$0.04	$0.00	$(0.07)
6. Intangible Assets and Goodwill
As a result of the EDC acquisition, certain long-term intangible assets were identified and are recorded at their estimated fair value of $70.2 million at September 30, 2005, less accumulated amortization of $2.3 million for a net of $67.9 million. Amortization expense was $1.7 million and $2.3 million for the three months and nine months ended September 30, 2005 respectively.
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
As a result of the EDC acquisition, the Company recorded goodwill of $13.5 million under the preliminary purchase price allocation. SFAS 141, Business Combinations, requires the purchase price be allocated to the individual assets acquired and liabilities assumed based on the estimated fair values of the acquired assets and assumed liabilities at the acquisition date. For income tax purposes, the amounts assigned to the supply contracts as intangible assets are different than amounts used for financial reporting. This difference in assigned values is a temporary difference as a result of which SFAS 109, Accounting for Income Taxes, requires the Company to recognize the tax effect as a deferred tax liability. The resulting impact on the purchase price allocation is to increase the allocation to goodwill.
The Company has not yet completed the final allocation of the purchase price for the EDC acquisition. Additional information could come to our attention that may require a revision to the preliminary allocation of the purchase price to the intangible assets and goodwill.
7. EDC LLC Agreement — Profits Interests and Minority Interest
EDC Profits Interests
Upon the completion of the acquisition of the North American and Central European CD and DVD manufacturing and distribution operations from Universal, EDC, a majority-owned subsidiary of the Company, issued profits interests to certain key employees, Universal, and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The estimated fair value of the profits interests at the date of grant is currently being independently appraised and will represent the probability-weighted present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor will be included in the acquisition costs of EDC. The profits interests issued to members of management will be accounted for as compensation expense and will be amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. Included in EDC’s results for the four months ended September 30, 2005 is a preliminary charge of $710,000 for the estimated vested portion of the profits interests that were granted to key employees and $236,000 for the amortization of the unvested portion.
Minority interest
As part of the EDC acquisition described in Note 2, the Company sold 772 Class A units of EDC it owned (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A units were automatically converted into Class B units. The Class A and Class B units carry equivalent economic rights. The Company has 97.8% of the voting rights. If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 and (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal Music Group shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right for a five-year period beginning on such date to sell their interests to the Company at fair value.
8. Restricted Cash
Long-term restricted cash at September 30, 2005 includes $8.2 million of cash deposited with Wachovia to collateralize a portion of EDC’s credit facility and $21.9 million (€18.2 million Euros) being held in escrow to fund various pension and other employee related obligations of EDC’s German operation. As part of the acquisition of the Universal manufacturing and distribution operation (see Note 2), one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and the Company participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC.
Included in the current portion of restricted cash is $8.3 million of cash deposited with Wachovia to collateralize a portion of EDC’s credit facility (see Note 18), $1.3 million (€1.1 million Euros) being held in escrow to fund various pension and other employee related obligations of EDC’s German operations, $0.7 million of customer performance bonds, and letters of credit for leased space and a tax bond totaling $0.1 million.
9. Financial Instruments
SFAS NO. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at fair value include cash and cash equivalents, trade accounts receivable, other current and long-term liabilities and all derivative instruments.
Currency Rate Swap
The Company entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from its loan to its German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. According to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the Company will report the foreign currency exchange gains or losses attributable to changes in the US$/Euro€ exchange rate on the currency swap in earnings. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the derivatives held by the Company do not qualify as hedges and accordingly the Company records the gains and losses from the derivative instruments in earnings.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The swap matures in five years. The significant terms of the swap are as follows:
•	The Company will make quarterly payments, commencing August 31, 2005, based on a notional amount of €21,300,000 at the EUR LIBOR rate plus 3.12%;

•	The Company will receive quarterly payments, based on a notional amount of $26.0 million at the USD LIBOR rate plus 3%; and

•	The Company will exchange with the counterparty the above notional amounts upon maturity of the swap agreement.
As of September 30, 2005, the swap is carried at its fair value of approximately $387,000. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.
Long-Term Debt and Payable to Universal Music Group
The carrying amount of long-term debt with a commercial bank, including the current portion, as of September 30, 2005 was approximately $46.5 million. The carrying value of the payable to Universal is the net present value of future payments discounted using the Company’s incremental borrowing rate when incurred. The fair value of the obligations shown in the table below was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates. For additional details, see Note 18. Financial instruments at September 30, 2005 consisted of the following:

	Carrying	Fair
(in millions)	Amount	Value

Commercial bank term loan	$46.5	$45.6
Payable to Universal	$40.0	$39.5
10. Accounts Receivable
Accounts receivable related to continuing operations consisted of:

	September 30,	December 31,
	2005	2004
Trade receivables	$38,335	$8,139
Less: allowance for doubtful accounts	(687)	(444)

	$37,648	$7,695

The increase is primarily due to the acquisition of the Universal manufacturing and distribution operations by the Company’s EDC division (See Note 2).

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
11. Inventories
Inventories, net of reserves, related to continuing operations consisted of:

	September 30,	December 31,
	2005	2004
Raw materials	$14,916	$2,745
Work-in-process	1,896	586
Finished goods	3,958	2,832

	$20,770	$6,163

At September 30, 2005 and December 31, 2004, reserves were approximately $2.9 million and $2.7 million, respectively.
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
The increase is primarily due to the acquisition of the Universal manufacturing and distribution operations by the Company’s EDC division (See Note 2).
12. Property, Plant and Equipment and Impairment of Long-Lived Assets
Property, plant and equipment related to the Company’s continuing operations at September 30, 2005 and December 31, 2004 consisted of:

	September 30,	December 31,
	2005	2004

Land	$1,676	$676
Buildings and improvements	13,858	5,039
Equipment	36,263	5,988

	51,797	11,703
Less: Accumulated depreciation	(8,389)	(2,891)

	$43,408	$8,812

The increase is primarily due to the acquisition of the Universal manufacturing and distribution operations by the Company’s EDC division (See Note 2).

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
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

Balance at January 1, 2005	$573
Provision for warranty obligations	46
Settlements of warranty obligations	(45)

Balance at March 31, 2005	$574
Provision for warranty obligations	82
Settlements of warranty obligations	(74)

Balance at June 30, 2005	$582
Provision for warranty obligations	223
Settlements of warranty obligations	(168)

Balance at September 30, 2005	$637

The Company also offers post-installation extended warranty and support services, known as Glenayre Care, for its Messaging products and services to customers. One year of Glenayre Care is generally included in the price of the Company’s product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, the Company’s customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post-installation support services is recognized ratably over the contracted support period. Deferred revenue at September 30, 2005 related to product sales and to the sale of post-installation support services was approximately $4.0 million of the $9.0 million of deferred revenue.
The Company’s EDC division provides its customers with a fixed credit as a compensation for defective products. Revenue for CD and DVD products are recorded net of the fixed credit.
14. Business Restructuring of Continuing Operations
The Company accounts for restructuring activities in conformity with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
During 2005, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $12,000 primarily related to a reduction in accrued lease cancellation costs.
For the nine months ending September 30, 2004, the Company recorded a restructuring charge of $148,000 for severance and outplacement services related to the reduction of the Company’s workforce from prior years. Additionally, in 2004 the Company recorded net favorable adjustments to its original estimates associated with the Company’s prior years restructuring activities of $34,000, primarily related to a reduction in accrued severance benefits; as well as $8,000 related to an increase in lease cancellation and other costs.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The following is a summary of activity for the nine months ended September 30, 2005 related to restructuring reserves:

		Lease Cancellation
	Severance	and Other Exit
Messaging	and Benefits	Costs	Total
Balance at January 1, 2005	$27	$233	$260
Expense accrued	—	—	—
Credits and changes in estimates	—	(12)	(12)
Payments	—	(93)	(93)

Balance at March 31, 2005	$27	$128	$155

Expense accrued	—	—	—
Credits and changes in estimates	(16)	16	—
Payments	(11)	(59)	(70)

Balance at June 30, 2005	$—	$85	$85

Expense accrued	—	—	—
Credits and changes in estimates	—	—	—
Payments	—	(72)	(72)

Balance at September 30, 2005	$—	$13	$13

15. Discontinued Operations
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business and refocusing all of its strategic efforts on the Enhanced Services Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2005. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gain on disposal before income taxes	$—	$4,806	$491	$9,007
Income Tax Benefit (Provision)	(48)	(64)	(141)	1,228

Gain (loss) on disposal of discontinued operations	(48)	4,742	350	10,235

Income (loss) from discontinued operations	$(48)	$4,742	$350	$10,235

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
In the second quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $428,000 was recorded. The Company recorded income of $53,000 primarily due to a settlement and previously reserved accounts receivable receipts. Additional reductions of $375,000 were recorded primarily related to the release of a reserve for the Lynnview Ridge litigation. The one remaining lawsuit seeks approximately $145,000 (Canadian) in total damages. A provision for legal fees associated with this matter remains.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
In the third quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, no change was recorded in the loss on disposal except for the recurring addition for accretion in contingent tax provisions.
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
In the second quarter of 2004, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $3.8 million was recorded. $1.5 million of this decrease was a reduction to the Company’s liability for legal and other costs associated with its former Vancouver facility as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies subsequent to September 30, 2004. The remaining $2.3 million decrease was primarily due to (i) reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parties have the capability to provide the necessary support, (ii) the collection of previously reserved accounts receivable and (iii) additional inventory liquidations.
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
16. Accrued Liabilities
Accrued liabilities at September 30, 2005 and December 31, 2004 consisted of:

	September 30,	December 31,
	2005	2004
Accrued salaries and benefits	$13,929	$1,127
Accrued income taxes	6,766	4,993
Accrued refunds and rebates	3,934	—
Accrued vacation	3,364	644
Accrued VAT	3,130	—
Accrued royalty expense	2,735	236
Accrued audit, tax & professional services	1,194	857
Accrued contractual obligations	772	708
Other accruals	16,555	3,347

	$52,379	$11,912

The increase in accrued liabilities is primarily due to the EDC acquisition.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
17. Other Liabilities
Other liabilities at September 30, 2005 and December 31, 2004 consisted of:

	September 30,	December 31,
	2005	2004
Employee savings plan	$3,912	$—
Employee long-term service provision	3,890	—
Early retirement provision	2,734	—
Post-retirement benefit accrual	2,157	2,204
Deferred compensation	1,803	847
Deferred officers compensation	436	446

	$14,932	$3,497

The increase in other liabilities is primarily due to the obligations assumed in the EDC acquisition.
18. Long-Term Debt
Long-term debt at September 30, 2005 and December 31, 2004 consisted of:

	September 30,	December 31,
	2005	2004
Commercial Bank Term Loan	$46,500	$—
Payable to Universal — Principal Amount	45,242	—
Less: Unamortized Discount	(5,238)	—

Total Debt	86,504	—
Less: Current Portion, at NPV	(24,508)	—

Total Long-Term Debt, at NPV	$61,996	$—

In May 2005, to fund the balance of the purchase price for the North American and Central European DC and DVD manufacturing and distribution operations from Universal Music Group and provide for working capital needs, EDC obtained a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million, and a revolving credit facility of $10.0 million. Glenayre collateralized $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date. Substantially all of EDC’s assets, with a carrying value of $171.8 million at September 30, 2005, are pledged as collateral to secure obligations under the Credit Facility. The term loan requires scheduled principal payments as shown in the table below.
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

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The applicable LIBOR rate is determined periodically based on the length of the interest term selected by the Company. The weighted average interest rate of outstanding debt under the Credit Facility was 5.90% at September 30, 2005.
The Credit Facility contains usual and customary restrictive covenants that, among other things, place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s or Glenayre’s ability to enter into mergers and acquisitions outside either the industries of either the Messaging Business or EDC; and (iii) asset dispositions by EDC. The Credit Facility also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
The unused amount of the revolving credit facility was $10.0 million at September 30, 2005. In addition to interest, the Credit Facility imposes a commitment fee of 0.5% per annum on the average daily unused amount of the Credit Facility. The fee for the three and nine months ended September 30, 2005 was $13,000 and $17,000 respectively.
Additionally, under the terms of the manufacturing and distribution agreements entered into as part of the acquisition, EDC is obligated to pay Universal deferred acquisition payments with a net present value of approximately $39.8 million at acquisition. At September 30, 2005 the obligation to Universal increased to $40.0 million due to accretion for imputed interest and change in exchange rates. See Note 2 for description of the acquisition.
Total scheduled principal payments including unamortized discount for all long-term debt are as follows:

	Principal	Third
(in millions)	Payment	Party	Total
2005	$5.0	$5.5	$10.5
2006	6.5	8.3	14.8
2007	8.0	13.6	21.6
2008	9.0	14.1	23.1
2009	9.0	1.8	10.8
Thereafter	9.0	2.0	11.0

Total	$46.5	$45.3	$91.8

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
19. Income Taxes
The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income tax provision (benefit) U.S. statutory rate	$1,049	$(477)	$861	$(2,958)
State income tax (benefit) net of federal benefit and related valuation allowance	(68)	(118)	(240)	(435)
Increase (Decrease) in valuation allowance	(1,026)	583	(1,084)	3,359
Foreign taxes, net of federal benefit and related valuation allowance	477	(121)	615	(68)
Profits interest awards	49	—	331	—
Deductible amortization	(99)	—	—	—
Other non deductibles	25	12	65	34
Minority interest from partnership	(3)	—	19	—

Income tax provision	$404	$(121)	$567	$(68)

The Company accounts for income taxes under the liability method in accordance with SFAS 109. At September 30, 2005, the Company’s U.S. net deferred tax asset was fully reserved by a valuation allowance. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax asset to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed whether the net deferred asset at September 30, 2005 was realizable and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved. The foreign pretax income from operations for the nine months ended September 30, 2005 was $682,000.
As of September 30, 2005, the Company recorded a deferred tax liability resulting from differences in assigned values of EDC supply contracts for income tax and financial reporting purposes. See Note 6.
The Company has realized U.S. Federal net operating losses (“NOLs”) of $275.8 million and Foreign NOLs of $33.8 million. At December 31, 2004, of the $275.8 million realized U.S. Federal NOLs, $242.4 million will begin to expire in 2019. The remaining $33.4 million of U.S. NOLs were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc., which start expiring in 2006. However, the Company’s ability to offset future income with these acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the “Code”).
20. Employee Benefit Plans, Postretirement Health Care Benefits
(a) Net postretirement benefit costs consist of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service Cost	$15	$9	$44	$36
Interest cost on APBO	32	28	95	82
Amortization of prior service costs	(64)	(64)	(191)	(191)
Amortization of actuarial loss	22	14	67	44

	$5	$(13)	$15	$(29)

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The unrecognized prior service cost decreases the postretirement benefit costs due to amortization of the plan amendment effective September 1, 2003 that reduced the number of participants by changing eligibility provisions. The Company reported in its financial statements for the year ended December 31, 2004, that it expects to contribute $82,000 to its postretirement health care plan in 2005.
(b) Pension Plans
As a result of the acquisition described in Note 2, the Company assumed the obligations of four defined benefit plans. Employees and managing directors of EDC’s operations in Germany participate in these various defined benefit pension plans. These benefits are based on pay, years of service and age. The plans are not funded and therefore have no plan assets. The Company is meeting its obligation for these pension benefits using funds in escrow included in restricted cash in the Condensed Consolidated Balance Sheet. See Note 8. All pension plans are accounted for pursuant to SFAS No 87, Accounting for Pensions.
The Company obtained December 31, 2004 actuarial valuations updated for the activity to May 31, 2005. The rates assumed in the actuarial calculations for the pension plans of the Company as of their respective measurement dates were as follows:

Discount rate	4.4%
Rate of compensation increase	3.5%
Rate of post-retirement pension increase	1.5%
The Company recorded the May 31, 2005 projected benefit obligation of €17.8 million ($21.5 million) in the opening balance sheet.
Net periodic costs recognized in the period after acquisition include $303,000 for service costs and $328,000 for interest costs.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
21. Stockholders’ Equity
(a) Income (Loss) from Continuing Operations per Common Share
The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss) from continuing operations	$2,591	$(1,242)	$1,893	$(8,384)
Denominator:
Denominator for basic income from continuing operations per share weighted average shares	67,210	66,711	67,031	66,593
Effect of dilutive securities: Stock options *	3,044	—	2,199	—

Denominator for diluted income (loss) from continuing operations per share	70,254	66,711	69,230	66,593

Income (loss) from continuing operations per weighted average common share	$0.04	$(0.02)	$0.03	$(0.13)

Income (loss) from continuing operations per common share-assuming dilution	$0.04	$(0.02)	$0.03	$(0.13)

*	There were no shares of potential common stock included in the calculation of diluted loss per share for the three and nine month periods ended September 30, 2004, as their effect would be anti-dilutive.
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
The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, (“FAS 123”) requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. See Note 3, Stock-Based Compensation for these disclosures.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30,	September 30,
	2005	2004
Expected Life in Years	1 to 4	1 to 4
Risk Free Interest Rate	3.9% to 4.2%	2.1% to 4.1%
Volatility	0.66	0.78
Dividend Yield	—	—
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
22. Commitments and Contingencies
Litigation
The EDC division is not currently party to any material legal proceedings. In connection with the licensing of the Company’s software products related to the Messaging division, the Company’s standard purchase and license agreements typically require the Company to defend and indemnify its customers against claims that the Company’s licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. The indemnity provisions generally provide, subject to various exclusions and conditions, for our control of defense and settlement and cover costs and damages actually finally awarded against the customer. The Company retains the right in its discretion or after issuance of a final adverse judgment to obtain a license for the licensed program in question from the third party, to modify the licensed program so it is no longer infringing, or to terminate the customer’s license for the licensed program with a pro-rata refund of license fees paid based on a 5-year straight-line amortization schedule.
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
On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
Appeals for the Federal Circuit on March 11, 2005. As of November 7, 2005, the appellate court has not yet ruled on the appeal. The Company believes that it is unlikely that the appellate court will reverse the trial court’s ruling of June 29, 2004.
Lynnview Ridge, Alberta — In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits asserted that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in a Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the Company and a wholly owned subsidiary of Imperial Oil.
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

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
Operating Lease Commitments
The Company leases facilities and various equipment under non-cancelable operating leases. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), net of sublease income related to its continuing operations for calendar years subsequent to September 30, 2005 are as follows:

2005	$1,978
2006	7,553
2007	6,759
2008	6,817
2009	6,853
Thereafter	27,850

Subtotal	57,810
Sublease income	(30)

Total	$57,780

The office and manufacturing facility leases include provisions for annual rent escalation of 5% or less and hold over options to continue occupancy without renewal. Contingent rentals are estimated based on provisions in the lease and historical trends.
Letters of Credit and Cash Collateral
The collateral for the credit facility described in Note 18 is included in restricted cash in the Condensed Consolidated Balance Sheet. Total collateral is $16.5 million, of which half will be released in June 2006. A portion of restricted cash in the current asset section of the Condensed Consolidated Balance Sheet also includes $0.7 million customer performance bonds and $0.1 million for letters of credit for leased space and a tax bond. None of these letters of credit were drawn upon as of September 30, 2005.
Minority Shareholder Put Options
EDC’s limited liability company agreement grants minority members put option rights such that they can require EDC or Glenayre Electronics, Inc. to purchase the minority member interest in EDC. The put options, which cover both the 2.2% of EDC’s outstanding Common Units acquired by two key employees and EDC’s outstanding profits interests, can be exercised during a 5 year period beginning on the Put Trigger Date (as defined in the agreement) in the event EDC shall not have consummated an initial public offering prior to the Put Trigger Date. The Put Trigger Date is the earlier of May 31, 2015 or the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distributions agreements with Universal Music Group, are extended to a term ending on or after May 31, 2018. The purchase price for any member interest purchased as a result of the put option is the Fair Market Value (as defined in the agreement) on the date of the put notice. The Company has not completed the allocation of purchase price relating to the EDC transaction and has not included an allocation for the minority shareholder put options in its preliminary purchase price allocation.
Employee Contracts
Certain executives of the Company have contracts that generally provide benefits in the event of termination or involuntary termination for “good reason” accompanied by a change in control of Glenayre or certain subsidiaries.

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)
Other Commitments
Under the terms of the share purchase agreement described in Notes 2 and 6, EDC must pay to Universal, 75% of the profit earned on the revenue derived from services provided to certain third parties, Vivendi Universal Games (VUG) and Universal Pictures Group (UPG), during the initial term of the agreements, and 50% during the first renewal term. The initial term of the agreement with VUG expired July 31, 2005 and was renewed for one annual term. The initial term of the agreement with UPG expires December 31, 2005. The profit is defined as earnings before interest and taxes (EBIT). Included in accrued liabilities in the Company’s Condensed Consolidated Balance Sheet at September 30, 2005 is $1.25 million for consideration earned, but not yet paid as of September 30, 2005, and $1.05 million for estimated earnings for the three months ended December 31, 2005.
Western Multiplex Corporation merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of September 30, 2005 for this obligation was approximately $476,000.
23. Segment Reporting
The Company has two reportable segments: Glenayre Messaging, and EDC. The Glenayre Messaging segment consists of the Company’s software development operation, producing network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The EDC segment consists of the Company’s CD and DVD manufacturing and distribution operations. The Company’s segments operate in different industries and are managed separately.
Business Segments

	Three Months Ended September 30,
	Consolidated		EDC		Messaging
	2005	2004	2005	2004	2005	2004
Revenues	$96,913	$14,853	$75,910	$—	$21,003	$14,853
Gross margin	25,594	7,281	14,162	—	11,432	7,281
Income (loss) from operations before income taxes	2,995	(1,363)	1,984	—	1,011	(1,363)
Depreciation and amortization	5,316	470	4,781	—	535	470
Interest income	729	289	258	—	471	289
Interest expense	1,549	6	1,561	—	(12)	6
Income tax expense (benefit)	404	(121)	313	—	91	(121)

Total assets	$329,238	$122,270	$227,666	$—	$101,572	$122,270

Glenayre Technologies, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular amounts in thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	Consolidated		EDC		Messaging
	2005	2004	2005	2004	2005	2004
Revenues	$157,589	$37,273	$95,917	$—	$61,672	$37,273
Gross margin	52,124	16,651	16,891	—	35,233	16,651
Income (loss) from operations before income taxes	2,460	(8,452)	(2,031)	—	4,491	(8,452)
Depreciation and amortization	7,903	1,286	6,389	—	1,514	1,286
Interest income	1,830	813	310	—	1,520	813
Interest expense	2,061	220	2,066	—	(5)	220
Income tax expense (benefit)	567	(68)	313	—	254	(68)
Total assets	$329,238	$122,270	$227,666	$—	$101,572	$122,270
Geographic Area

	Three Months Ended September 30,
	Consolidated		United States		Germany		Other International
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$96,913	$14,853	$52,535	$12,703	$36,961	$—	$7,417	$2,150

Long- lived assets	$124,900	$8,822	$61,239	$8,802	$63,508	$—	$153	$20

	Nine Months Ended September 30,
	Consolidated		United States		Germany		Other International
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$157,589	$37,273	$91,371	$31,117	$46,440	$—	$19,778	$6,156

Long- lived assets	$124,900	$8,822	$61,239	$8,802	$63,508	$—	$153	$20
Long-lived assets include property, plant and equipment goodwill and intangible assets.
The only customer accounting for in excess of 10% of total revenues is Universal, which accounted for $70.1 million and $88.7 million of revenues for the three and nine months ended September 30, 2005 respectively.

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
Overview
Glenayre Messaging
The Company’s enhanced messaging business segment provides Communications Service Providers (“CSPs”) with a complete messaging solution, consisting of hardware, software, and services that enable a range of related applications that provide significant value in both wireless, wireline and cable networks. Messaging applications available in the product group include voice mail, fax mail, video solutions, short message service, multimedia message service, missed-call notification, and others. The Company’s services relate primarily to the installation or maintenance of the Company’s messaging products. These products and services each form a single group that together form one business segment.
In 2004 Glenayre Messaging launched the Versera Intelligent Communications Environment (“Versera ICE”) product line, a next generation messaging solution. Versera ICE allows CSPs to migrate from existing legacy systems to a next-generation system that supports not only traditional telephony functions and interfaces, but also IP-based telephony interfaces for voice and video, integrated Internet web portals, increased scalability and reliability, and a growing range of advanced messaging applications. Versera ICE systems are now installed in North America, Europe, Africa, Asia, and the Middle East.
Quarterly and year-to-date revenues through September 30, 2005 for the Messaging segment increased significantly over 2004 levels primarily due to an increase in product sales associated with expansions and upgrades by the Company’s North American customer base due to subscriber growth, significant sales growth in other regions due to both large and small new customer wins (including a large contract with MTN in South Africa), and increased services revenue associated with a growing amount of deployed equipment and increased installation activities.
During 2005, Glenayre Messaging introduced several new products based on the Versera ICE platform. A new suite of Video Solutions, including Video Mail, Video Portal, and Video Storefront, have been announced, demonstrated and made commercially available. A major new release of the Short Message Service and Multimedia Message Service products has been introduced that utilizes the power of the Versera ICE platform. These products have been deployed in several customer networks. Additionally, a smaller version of the Versera ICE platform has been developed and successfully trialed and is now ready for commercial deployment. The ability for Versera ICE to scale down to a smaller, lower cost size will enable many more CSPs to adopt a next generation messaging platform for a range of important applications.
In the coming quarters, the Messaging division plans to continue to focus on aggressively selling and marketing Versera ICE, defining and developing new and enhanced applications, and building a larger and stronger team to meet the needs of its expanding customer base. The Company is also actively evaluating potential acquisitions in the Messaging space that would further strengthen the business and broaden the range of products it is able to offer to Communications Service Providers.

EDC
On May 31, 2005 the Company, through the newly formed Entertainment Distribution Company (“EDC”) division, acquired the North American and Central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it immediately became exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD requirements for North America and Central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three years.
The results of EDC’s operations of the acquired operations have been included in the consolidated financial statements of the Company since the acquisition on May 31, 2005. Revenue for the third quarter of 2005, which represents the first full quarter of operations for EDC, was $75.9 million. On a pro forma basis this represented an increase of approximately 16.8% over the same period in the prior and was primarily due to increased demand from Universal for CD and DVD manufacturing and distribution services.
During the remainder of 2005 EDC plans to focus on maintaining its high service level commitment to Universal and to implementing various strategic operational initiatives to increase EDC’s capacity and to reduce costs over time. EDC continues to pursue several opportunities to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing or distribution services agreements with new parties, partnerships or additional acquisitions. In evaluating acquisition opportunities and expansion of existing operations, EDC will consider the continued downward pressure on DVD pricing and the strong interest from the third party market for DVD production and distribution services.
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
The Company believes that there have been no significant changes for the Messaging division during the nine months ended September 30, 2005 to the items that were disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004.
The following is a clarification of the Company’s critical accounting policies for revenue recognition related to the Messaging division. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; EITF Issue No. 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products); Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2 (“EITF 01-9”), Software Revenue Recognition, to Non-Software Deliverable in an Arrangement Containing More-Than–Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and evidence of an arrangement exists. Certain products sold by the Company have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company generally has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties.

The Company allocates revenue on arrangements involving multiple deliverables based on the relative fair value of each element. The Company’s determination of fair value of each deliverable in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately or to that price set by the Company’s pricing authority for new products. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to each of the multiple-elements.
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
Recent Accounting Pronouncements
The FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 to provide guidance under FASB issued Statement No. 109, Accounting for Income Taxes regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. The Company has evaluated the effect of the Jobs Act on its plan for reinvestment and repatriation of foreign earnings and determined that it will not use the one-time deduction due to its net operating loss carryovers that are available to offset income from future dividend payments.
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

Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s Consolidated Statements of Operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable values in the Company’s unaudited Condensed Consolidated Balance Sheet as of September 30, 2005 and audited Consolidated Balance Sheet as of December 31, 2004. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. See Note 15 to the Company’s unaudited Condensed Consolidated Financial Statements.
During 2001, the Company recorded a loss from discontinued operations of approximately $232.5 million related to the discontinuance of the Paging segment. This loss consisted of (a) operating losses of approximately $46.8 million incurred in the Paging segment and (b) an estimated loss on disposal of the segment of approximately $185.7 million which includes charges for the following: (i) the write-off of goodwill and other intangibles, (ii) reserves on property, plant and equipment, (iii) customer accounts and notes receivable settlement costs, (iv) employee termination costs, (v) inventory and non-inventory purchase commitments, (vi) anticipated losses from operations during the twelve month transition period, (vii) facility exit and lease termination costs, (viii) expenses to be incurred to fulfill contractual obligations existing prior to the formal disposal date and (ix) related net tax expense, primarily related to a valuation allowance for related deferred tax assets
The Company believes all business transactions related to the Paging segment, with the exception of existing contractual obligations, were completed by May 2002. As of September 30, 2005, the Company reported current liabilities and non-current liabilities of $2.5 million and $58,000, respectively related to the discontinued Paging segment. Approximately $2.1 million of these liabilities relate to international franchise tax obligations arising prior to the discontinuance of the segment. Approximately $382,000 of these liabilities relate to one-time charges recorded in the second quarter of 2001 and consist of (i) lease commitment costs and (ii) estimated operating costs during the wind-down period and other estimated business exit costs related to meeting customer contractual commitments.
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
In the second quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $428,000 was recorded. The adjustments to the original estimates totaling $389,000 related primarily to the release of a reserve for the Lynnview Ridge litigation.
In the third quarter of 2005, as a result of the Company’s review of the estimated liabilities and future commitments related to the discontinued operations, no change was recorded in the loss on disposal except for the recurring addition for accretion in contingent tax provisions.
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

The Company estimates that approximately $0.2 million of the remaining liabilities associated with the discontinued operations will be disbursed during the remaining quarter of 2005 and the remainder in 2006 and beyond.
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

Results of Continuing Operations
The following table and discussion present the material changes in the consolidated results of operations of the Company for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Yr. to Yr. $			Yr. to Yr. $
	2005	2004	Change	2005	2004	Change
Revenue
Entertainment	$75,910	$—	$75,910	$95,917	$—	$95,917
Messaging	21,003	14,853	6,150	61,672	37,273	24,399

Consolidated	$96,913	$14,853	$82,060	$157,589	$37,273	$120,316

Gross Margin
Entertainment	$14,162	$—	$14,162	$16,891	$—	$16,891
Messaging	11,432	7,281	4,151	35,233	16,651	18,582

Consolidated	$25,594	$7,281	$18,313	$52,124	$16,651	$35,473

Operating Income (Loss)
Entertainment	$3,216	$—	$3,216	$696	$—	$696
Messaging	560	(1,770)	2,330	2,962	(9,097)	12,059

Consolidated	$3,776	$(1,770)	$5,546	$3,658	$(9,097)	$12,755

Income (Loss) From Continuing Operations, Before Tax
Entertainment	$1,984	$—	$1,984	$(2,031)	$—	$(2,031)
Messaging	1,011	(1,363)	2,374	4,491	(8,452)	12,943

Consolidated	$2,995	$(1,363)	$4,358	$2,460	$(8,452)	$10,912

Income (Loss) From Continuing Operations
Entertainment	$1,671	$—	$1,671	$(2,344)	$—	$(2,344)
Messaging	920	(1,242)	2,162	4,237	(8,384)	12,621

Consolidated	$2,591	$(1,242)	$3,833	$1,893	$(8,384)	$10,277

Three months Ended September 30, 2005 and 2004
On a consolidated basis, the increase in revenues is primarily due to revenue for the three months ended September 30, 2005 from the Company’s new EDC division that was acquired on May 31, 2005. The increase in gross margins is due to $14.2 million additional margin from EDC and to the Messaging business’ higher margin services to expand customer systems and improved product marketing. Operating income (loss) improvement resulted from the addition of $2.0 million from EDC and increased margin from the Messaging business partially offset by higher operating expenses.
EDC
Revenues. Total revenue for the three months ended September 30, 2005 from the Company’s newly formed Entertainment division was $75.9 million, of which 49% was international. The EDC division was formed on May 31, 2005 with the acquisition of Universal Music Group’s U.S. and Central European CD and DVD manufacturing and distribution operations. During the three months ended September 30, 2005, Universal accounted for approximately 92% of EDC’s revenue. EDC’s revenue of $75.9 million compares to revenue on a pro forma basis of $65.0 million for the third quarter of 2004. The Company attributed the increase in revenue for the third quarter of 2005 over the third quarter of 2004 to a higher proportion of the total second half of year volume occurring in the third quarter in 2005 as compared to 2004.

Gross Margins on Product Sales and Services. Gross margins were $14.2 million for the three months ended September 30, 2005, or 19% of revenues.
Operating Income. Operating income was $3.2 million for the three months ended September 30, 2005 and included $1.7 million of amortization expense on intangible assets. The intangible assets consist primarily of 10 year manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition.
Income from Operations before Tax. Income from operations before tax was $2.0 million for the three months ended September 30, 2005. EDC’s income included interest expense and debt issuance cost amortization of $1.0 million relating to the $46.5 million term loan with Wachovia Bank, $0.6 million imputed interest relating to the deferred acquisition payments due to Universal, and interest income of $0.3 million on its cash and long-term restricted cash.
Income from Operations. Income from operations for EDC’s first full quarter of operations was $1.7 million. Included in income from operations was $0.3 million of income tax expense relating to the international operations.
Messaging
Revenues. Total revenue from continuing operations for the three months ended September 30, 2005 increased to $21.0 million as compared to $14.9 million for the three months ended September 30, 2004. The increase in Messaging revenue was primarily due to an increase in sales of new products to international customers. International revenue increased to $7.4 million for the three months ended September 30, 2005 as compared to $2.1 million for the three months ended September 30, 2004 and accounted for 35% and 14% of total revenue respectively. During the three months ended September 30, 2005, five customers individually accounted for approximately 15%, 13%, 12%, 10% and 10% of Messaging’s total revenue from continuing operations. During the three months ended September 30, 2004, three customers individually accounted for 22%, 12% and 10% of Messaging’s total revenue from continuing operations.
Gross Margins on Product Sales and Services. Gross margins increased to $11.4 million for the three months ended September 30, 2005 compared to $7.3 million for the three months ended September 30, 2004. Messaging’s gross margin was 54% for the three months ended September 30, 2005 compared to 49% for the three months ended September 30, 2004. The increase in margin dollars for the Messaging business was due to higher margin services to expand customer systems and improved product marketing. During the three months ended September 30, 2005, Messaging’s product mix included higher volumes of system expansions, which contributed to the increase in the gross margin percentage. Messaging’s gross margins may be affected by several factors including, but not limited to: (i) the mix of products sold and services provided, (ii) the price of products sold and services provided and (iii) changes in material costs and other components of cost of sales.
Operating Income (loss). Operating income (loss) was $0.6 million during the three months ended September 30, 2005 compared to ($1.8) million for the three months ended September 30, 2004. The increase in Messaging operating income was primarily a result of the increase in revenue and gross margin dollars partially offset by higher operating expenses including incentive plan costs and commission increases. Beginning in June of 2005, corporate overhead costs were allocated to each division leaving approximately 20% of these costs for the last four months in the Messaging segment. Operating expenses for the Messaging business were 52% of revenue for the three months ended September 30, 2005 compared to 61% for the three months ended September 30, 2004.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax was $1.0 million during the three months ended September 30, 2005 compared to ($1.4) million during the three months ended September 30, 2004. The improvement was primarily due to Messaging’s increased gross margin and an increase in interest income related to increased yields on cash, cash equivalents and restricted cash.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was $0.9 million during the three months ended September 30, 2005 compared to ($1.2) million during the three months ended September 30, 2004. Included in income from operations was $0.1 million of income tax expense relating to the international operations.

Nine months Ended September 30, 2005 and 2004
On a consolidated basis, the increase in revenues is primarily due to $95.9 million of revenue for the four months ended September 30, 2005 from the Company’s new EDC division that was acquired on May 31, 2005. The increase in Messaging revenue was primarily due to revenue from Messaging’s North American customers’ to accommodate their subscriber growth, product sales to South African wireless carrier MTN and other strong international business. The increase in gross margins is due to $16.9 million from EDC, Messaging business’ increased revenue for 2005 and increased volume of higher margin services, and a $2.7 million charge the Company recorded in the first quarter of 2004 as a result of a patent infringement judgment awarded to Philip Jackson. The improvement in operating income was primarily due to the Messaging business’ improvement resulting from increased revenue and gross margin dollars partially offset by higher operating expenses.
EDC
Revenues. Total revenue for the four months ended September 30, 2005 from the Company’s newly formed Entertainment division was $95.9 million, of which 48% was international. The EDC division was formed on May 31, 2005 with the acquisition of Universal’s U.S. and Central European CD and DVD manufacturing and distribution operations. During the four months ended September 30, 2005, one customer individually accounted for approximately 93% of EDC’s revenue.
Gross Margins on Product Sales and Services. Gross margins were $16.9 million for the four months ended September 30, 2005, or 18% of revenues.
Operating Income. Operating income was $0.7 million for the four months ended September 30, 2005 and included $1.6 million of non-recurring charges for indirect acquisition costs and one-time employment related costs relating to the acquisition of the Universal operations and $2.3 million of amortization expense on intangible assets. The intangible assets consist primarily of 10 year manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition.
Loss from Operations before Tax. Loss from operations before tax was ($2.0) million for the four months ended September 30, 2005. EDC’s loss included $1.4 million translation loss and $0.4 million foreign currency swap gain primarily related to the acquisition of EDC. Interest expense of $2.1 million included $1.2 million interest and debt issuance cost amortization relating to the $46.5 million term loan with Wachovia Bank and $0.9 million imputed interest relating to the deferred acquisition payments due to Universal and was offset by interest income of $0.3 on its cash and long-term restricted cash.
Loss from Operations. Loss from operations for EDC’s first four months of operations was ($2.3) million. Included in loss from operations was $0.3 million of income tax expense relating to the international operations.
Messaging
Revenues. Revenue increased to $61.7 million for the nine months ended September 30, 2005 as compared to $37.3 million for the nine months ended September 30, 2004. The increase in revenue was primarily due to sales to North American customers to accommodate their subscriber growth, product sales to South African wireless carrier MTN and other strong international business. International revenues increased to $19.8 million for the nine months ended September 30, 2005 as compared to $6.2 million for the nine months ended September 30, 2004 and accounted for 32% and 17% of total net sales for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, four customers individually accounted for approximately 17%, 16%, 15% and 13% of total revenue from continuing operations. During the nine months ended September 30, 2004, four customers individually accounted for 17%, 15%, 12% and 12% of total revenue from continuing operations.
Gross Margins on Product Sales and Services. Gross margins increased to $35.2 million during the nine months ended September 30, 2005 compared to $16.7 million for the nine months ended September 30, 2004. Gross margin was 57% of revenue for the nine months ended September 30, 2005 compared to 45% for the nine months ended September 30, 2004. The increase in margin dollars and margin percentage was due to primarily increased revenue for 2005 and increased volume of higher margin services. Additionally, the gross margins in 2004 were unfavorably impacted by a $2.7 million charge the Company as a result of a patent infringement judgment awarded to Philip Jackson.
Operating Income (loss). Operating income (loss) for the nine months ended September 30, 2005 was $3.0 million compared to ($9.1) million for the nine months ended September 30, 2004. The increase in operating income was primarily a result of increased revenue and gross margin dollars partially offset by higher operating expenses including incentive plan costs and commission increases. Beginning in June of 2005, corporate overhead costs were allocated to each division leaving approximately 20% of these costs for the last four months in the Messaging segment. Operating expenses for the Messaging business were 52% of revenue for the nine months ended September 30, 2005 compared to 69% for the nine months ended September 30, 2004.

Income (Loss) from Continuing Operations before Tax. The Messaging income (loss) from continuing operations before tax increased to $4.5 million for the nine months ended September 30, 2005 as compared to ($8.5) million for the nine months ended September 30, 2004. The increase was primarily due to the increase in Messaging’s operating income and an increase in interest income related to increased yields on the division’s cash, cash equivalents, restricted cash, and short-term investments.
Income (Loss) from Continuing Operations. The Messaging income (loss) from operations was $4.2 million for the nine months ended September 30, 2005 compared to ($8.4) million for the nine months ended September 30, 2004. Included in income from operations was $0.3 million of income tax expense relating to the international operations.
Contractual Obligation
The following table summarizes the Company’s contractual obligations, as discussed in the Notes to Condensed Consolidated Financial Statements, as of September 30, 2005 (in thousands):
Contractual Obligations

	Payments due by period
	Total	2005	2006 – 2007	2008 – 2009	Thereafter
Long-Term Debt (1)	$91,742	$10,501	$36,458	$33,825	$10,958
Operating Leases (2)	57,810	1,978	14,312	13,670	27,850
Purchase obligations (3)	8,561	8,561	—	—	—
Guarantee of lease obligation (4)	476	161	315	—	—

Total	$158,589	$21,201	$51,085	$47,495	$38,808

(1)	Long-Term Debt includes a commercial bank loan and third party obligations. See Note 18 to the Condensed Consolidated Financial Statements.

(2)	The Company leases manufacturing and office facilities and equipment under non-cancelable operating leases.

(3)	The amount represents cancelable and non-cancelable purchase agreements for inventory for continuing operations.

(4)	The Company is contingently liable for a building lease of a former subsidiary.
Financial Condition and Liquidity
Overview. At September 30, 2005, the Company had cash and cash equivalents and restricted cash totaling $119.0 million. The restricted cash of $40.7 million at September 30, 2005 consisted primarily of cash and cash equivalents to fund the payment of certain pension liabilities of EDC’s European operations. At September 30, 2005, the Company’s principal source of liquidity was its $78.3 million of cash and cash equivalents. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. There were no short-term investments at September 30, 2005. The Company’s EDC division has a $56.5 million credit facility with Wachovia Bank, which consists of a $46.5 million five year term loan and a $10.0 million revolving line of credit. At September 30, 2005, no drawings had been made against the $10.0 million line of credit and it is available as a source of liquidity, if required.

The Company expects to use its cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of its existing products and markets within both the Messaging and EDC divisions, liabilities related to discontinued operations, and potential further acquisitions.
At September 30, 2005 approximately $2.5 million in discontinued operations liabilities remained outstanding of which the Company anticipates approximately $0.2 million will be disbursed during the remainder of 2005 with the remainder in 2006 and beyond.
Operating Activities. Cash provided by (used in) operating activities, including both continuing and discontinued operations, was $27.9 million and ($7.2) million for the nine months ended September 30, 2005 and 2004, respectively. In the nine months ended September 30, 2005, the increases in income, accounts payable, deferred revenue and other accrued expenses were the primary sources of cash, but were partially offset by increases in accounts receivable and inventory.
Accounts receivable related to continuing operations increased $29.9 million to $37.6 million at September 30, 2005 from $7.7 million at December 31, 2004. The increase in accounts receivable from continuing operations was due primarily to revenues from the Company’s new EDC division that was acquired on May 31, 2005 and to receivables acquired as part of the EDC acquisition. At September 30, 2005 EDC’s accounts receivable totaled $22.8 million. In addition, increased revenues from the Messaging division contributed to the increase in accounts receivable. Messaging’s international sales have longer terms than domestic sales and consequently, the increase in international sales lengthened the accounts receivable turnover. EDC has fifteen day terms with Universal.
Inventories related to continuing operations increased $14.6 million to $20.8 million at September 30, 2005 from $6.2 million at December 31, 2004. The increase in inventories was primarily due to the $10.1 million of inventory acquired from Universal on May 31, 2005, and to new Messaging products shipped to customers during the three months ended September 30, 2005, where installation that is essential to the functionality of the product was not completed. At September 30, 2005 EDC’s inventory totaled $11.2 million.
Accounts payable increased $27.3 million to $30.9 million at September 30, 2005 from $3.6 million at December 31, 2004 primarily due to the Company’s new EDC division that was acquired on May 31, 2005 and the timing of inventory purchases related to the Messaging business. At September 30, 2005 EDC’s accounts payable totaled $25.9 million.
Total current and non-current accrued liabilities related to continuing operations increased approximately $92.0 million to $111.2 million at September 30, 2005 from $19.2 million at December 31, 2004. The increase was primarily due to assumption of liabilities and activity from the Company’s new EDC division that was acquired on May 31, 2005. At September 30, 2005 EDC’s current and non-current accrued liabilities totaled $81.9 million and includes $52.8 million assumed liabilities and $13.1 million deferred tax liabilities from purchase price allocation. The remaining increase of $10.1 million in accrued liabilities was due primarily to:
•	A $5.2 million increase to deferred revenue primarily related to the delivery of a significant amount of equipment for which the related revenue is not recognized until installation is complete, as well as to the deferral of revenue for annual extended maintenance contracts that were renewed during the first quarter of 2005,

•	A $5.2 million increase to accrued payroll related costs including bonus provision,

•	A ($0.3) million net reduction to other accrued liabilities.
In addition, during the first nine months of 2005 the Company’s liability relating to restructuring costs decreased by $247,000 primarily due to rental payments. As of September 30, 2005, the Company’s remaining restructuring obligations were approximately $13,000 related to lease termination costs and employee termination benefits. The Company anticipates all of the remaining cash payments for this restructuring charge will be made in 2005.
Investing Activities. On May 31, 2005, the Company acquired the manufacturing and distribution operations from Universal for a purchase price of approximately $125.0 million. See detail information in Note 2 to the Condensed Consolidated Financial Statements. The Company spent $1.8 million and $1.7 million during the nine months ended September 30, 2005 and 2004, respectively, on equipment used in its Messaging operations, and $2.3 million during the four months ended September 30, 2005 for equipment used in its EDC operations. The Company anticipates that property, plant and equipment purchases related to its Messaging and EDC operations for the remainder of 2005 will approximate $0.9 and $7.2 million respectively.

Financing Activities. The Company entered into a Credit Facility with a commercial bank to partially fund the purchase of the EDC division for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million and a revolving credit facility of $10.0 million. The $10.0 million of credit facility was unused as of September 30, 2005. See detailed information in Note 18 to the Condensed Consolidated Financial Statements. During the nine months ended September 30, 2005 and 2004, the Company issued Company common stock in connection with purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options and other awards totaling $696,000 and $373,000 respectively.
Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes.
At December 31, 2004, the Company had U.S. net operating loss carryforwards (“NOLs”) aggregating approximately $309.6 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire in 2006 as noted in the table below.

	Expiration of NOLS (In millions)
	UNRESTRICTED U.S.	RESTRICTED U.S.	INT’L*	TOTAL
2006	$ —	$ 0.2	$—	$0.2
2007	—	1.8	—	1.8
2008	—	3.3	—	3.3
2009	—	3.8	0.8	4.6
2010	—	5.9	33.0	38.9
2011	—	9.0	—	9.0
2012	—	9.4	—	9.4
2019	44.3	—	—	44.3
2020	50.6	—	—	50.6
2021	65.0	—	—	65.0
2022	13.4	—	—	13.4
2023	20.7	—	—	20.7
2024	48.4	—	—	48.4

TOTAL	$ 242.4	$ 33.4	$33.8	$309.6

* International NOL’s are primarily related to Canada.
Summary. The Company believes that its current cash reserves together with its ability to establish borrowing arrangements will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and its discontinued operations and (ii) make potential acquisitions and strategic investments.
Outlook
Glenayre Messaging
Purchasing activity by communication service providers will continue to be somewhat variable. Key growth drivers for the remainder of 2005 and 2006 include:
•	Replacement of aging legacy systems with next generation platforms;

•	Continued wireless subscriber growth worldwide;

•	Increased penetration and acceptance of enhanced services;

•	New market build-outs as service providers consolidate or increase coverage;

•	Deployment of new services across existing network base; and

•	The necessity for service providers to deploy new revenue generating services that reduce customer churn.

The Company expects that service providers will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Glenayre continues to invest aggressively in applications and services to help wireless, wireline, cable and broadband operators enhance their competitive positions.
The Company also expects that reducing the total cost of ownership of communications systems will remain a primary concern for communication service providers. By providing open, standards-based platforms, Glenayre believes it is well positioned to help service providers offer competitive services with a lower total cost of ownership.
EDC
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
Under its manufacturing and distribution agreements with Universal, EDC will also have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three years.
Strategic Initiatives
The Company expects to continue its search for additional acquisition targets in both the Messaging and EDC segments.
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
Variability of Quarterly Results and Dependence on Key Customers
The messaging businesses’ financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter. During the nine months ended September 30, 2005, Nextel, Alltel, MTN and US Cellular individually accounted for approximately 17%, 16%, 15% and 13%, respectively, of the messaging businesses’ total revenue from continuing operations. There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations. In the future, the customers with whom the messaging business does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by the messaging businesses’ newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. The messaging business has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many CSPs halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the messaging businesses’ performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.
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
International Business Risks
Approximately 32% and 17% of the messaging business’s revenues from continuing operations for the nine months ended September 30, 2005 and 2004, respectively, were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although a substantial portion of the messaging business’s international sales for the nine months ended September 30, 2005 were negotiated in U.S. dollars, the messaging business may not be able to maintain such a high percentage of U.S. dollar denominated international sales. Should the amount of sales denominated in local currencies of foreign countries increase, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk insurance and the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.
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
Dependence on Universal Music Group; Potential Inability to Manage Successful Production
EDC’s manufacturing and distribution agreements with Universal Music Group account for approximately 93% of its revenues. Because EDC is so dependent on Universal Music Group for its revenues, if market or other factors cause Universal Music Group to cancel, reduce or postpone current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected. EDC’s efforts to expand the business it does with parties other than Universal may not succeed as a result of which EDC may not be able to significantly reduce its dependence on Universal.
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

Advances in Technology, Efforts to Add Services and Changes in Customer Demands
Changes in the technology employed by the pre-recorded media industry and the emergence of the future generations of multimedia products, such as Blu-ray discs or HD-DVD, may require EDC to extensively upgrade or alter its manufacturing processes and production facilities in order to offer the most up-to-date product variations. As the demands and requirements of EDC’s customers shift, EDC will need to modify the products and services it offers to retain these customers. The costs associated with adapting EDC’s operations to these requirements will likely be significant. The initiatives EDC is pursuing to increase revenue by providing a wide range of manufacturing distribution and value added services to entertainment content owners and their customers will also require EDC to incur costs which may be significant. However, there can be no assurance that these initiatives will succeed in significantly increasing EDC’s revenues. If EDC is unable to obtain the resources necessary to fund product expansion and new technology development or to increase revenues by adding to the types of manufacturing, distribution and value added services it provides to its customers, EDC may not be able to successfully implement its business strategies and its market share, gross profit margins and results of operations could be adversely affected.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is subject to market risk arising from adverse changes in interest rates, foreign exchange rates and stock market volatility. The Company is also exposed to credit risks. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any commodity derivatives. The Company entered into one derivative transaction as described below in the Foreign Currency Risk section.
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

The Company has variable rate debt that is not hedged by interest rate swaps. A 100 basis point change in the interest rate would affect earnings by approximately $465,000 per year, based on variable rate balances outstanding at September 30, 2005.
Foreign Currency Risk
The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily related to its German manufacturing and distribution facility and demand deposits denominated in non-functional currencies. The Company entered into a cross currency rate swap agreement with a commercial bank to offset the effect of exchange rate fluctuations on its loan to its German subsidiary.
At September 30, 2005, approximately U.S. $48.5 million or 40.8% of the Company’s cash and cash equivalent balances were denominated in foreign currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $4.9 million. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $4.9 million. The Company seeks to mitigate the risk associated with foreign currency deposits by monitoring and limiting the total cash deposits held at each of its subsidiaries abroad. Additionally, the Company may seek to mitigate the risk by entering into currency hedging transactions. The Company was not a party to any hedge transactions as of September 30, 2005.
Credit Risk
Credit risk represents the loss that the Company would incur if counterparty fails to perform under its contractual obligations. The Company has established controls to determine and monitor the creditworthiness of customers. Credit concentration exists when a group of customers have similar business characteristics and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. The Company’s customer base for the Messaging division is comprised primarily of communications service providers resulting in a concentration of credit risk for the division in the telecommunication industry. EDC’s primary customer is Universal Music Group.
Other financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments and a currency swap. The Company places its temporary cash investments and currency swap with large diversified entities with operations through the U.S.
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
During the quarter ended September 30, 2005, there were no changes in internal controls that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In accordance with guidance promulgated by the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission on June 24, 2004, the Company has excluded from its assessment of changes in internal controls the operations of Entertainment Distribution Company, LLC, a newly formed division which acquired Universal Music Group’s North American and Central European CD and DVD manufacturing and distribution operations on May 31, 2005.

PART II — OTHER INFORMATION
ITEMS 2, 3, 4 and 5 are inapplicable and have been omitted.
ITEM 1. LEGAL PROCEEDINGS
Note 22 to the Condensed Consolidated Financial Statements in Part I, Item 1 which discusses material pending legal proceedings to which the Company is party is incorporated herein by reference.

ITEM 6. EXHIBITS
The exhibits listed in the accompanying Exhibit Index are hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.
(Registrant)

/s/ Debra Ziola

Debra Ziola
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
Date: November 9, 2005

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1	Matthew K. Behrent Offer Letter was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 6, 2005 and is incorporated herein by reference.*

10.2	Matthew K. Behrent Executive Severance Benefit Agreement was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference*

10.3	Service Contract among Glenayre Electronics, Inc., Glenayre Electronics (UK) Ltd. and Roger Morgan was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference.*

Exhibit
Number	Description

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract