Form 10-K
period 2005-12-31
GLENAYRE TECHNOLOGIES INC
filed 2006-03-16
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2005

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
Title of Class
Common Stock, $.02 par value
Rights to Purchase Series A Junior Participating Preferred Stock, $.01 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☐          NO ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     YES ☐          NO ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     ☐
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     YES ☐          NO ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2005, was approximately $253 million. The number of shares of the Registrants’ common stock outstanding on February 28, 2006 was 68,119,699.
Documents Incorporated by Reference:

Document	Location of Form

Proxy Statement for 2005 Annual Meeting of Stockholders	Part III

Glenayre Technologies, Inc. and Subsidiaries

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
      Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” below. All forward-looking statements included in this Report on Form 10-K are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.
PART I

ITEM 1.	Business
Overview
      Glenayre Technologies, Inc. was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices are located in New York City at 825 8th Avenue, New York, New York, 10019. The Company’s telephone number for investor relations in Atlanta, Georgia is (770) 283-1000. In this Form 10-K, the terms “we,” “us,” “our,” “Company” and “Glenayre” each refer to Glenayre Technologies, Inc. and its wholly-owned and controlled majority owned subsidiaries unless the context requires otherwise.
      The Company has two reportable business segments: Entertainment Distribution Company (“EDC”) and Glenayre Messaging (“Messaging”).

EDC:
      On May 31, 2005 the Company, through the newly formed EDC division, acquired the United States and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it immediately became exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of distribution requirements for the United States and central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s manufacturing requirements in the United States and central Europe that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three and one half years.
      The results of EDC’s operations have been included in the Company’s consolidated financial statements since the acquisition on May 31, 2005.
      Evolving retail trends have caused entertainment content owners to seek out opportunities to lower their costs and to shorten their supply chain. Our core competencies are CD and DVD replication and logistical service, and we are well positioned to participate in this supply chain evolution. As an independent service provider, with the world’s largest music company as it’s primary customer, EDC will pursue several opportunities to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with new parties, partnerships or additional acquisitions. In evaluating acquisition opportunities and expansion of existing operations, we will consider the continued downward pressure on pre-recorded entertainment product pricing and the strong interest from the third party market for CD and DVD production and distribution services. We will also focus on implementing various strategic operational initiatives to increase capabilities and capacity and reduce costs over time.

Messaging:
      Messaging is an established global provider of network-based messaging and communication systems and software applications including voice and video messaging, multimedia messaging and other enhanced services. Messaging’s customers are communications service providers around the world, including wireless and fixed network carriers, as well as broadband and cable service providers.
      The Company is also actively evaluating potential acquisitions in the messaging industry that would further strengthen the business and broaden the range of products it is able to offer to communications service providers.
Products

EDC:
      EDC’s products include pre-recorded multimedia products including CD’s, DVD’s, printed components, jewel boxes and trays for the entertainment industry. We expect that file sharing and downloading, both legal and illegal, will continue to exert downward pressure on the demand for CDs. However, the CD is, and in the foreseeable future is expected to remain, the standard format for the music industry. Although piracy and illegal downloading of music through web sites has caused CD volumes to decline during prior years, the Company believes that recent actions taken by entertainment content owners have been successful in reducing these illegal activities.
      As current technologies and delivery systems improve, the digital transfer and downloading of video files will likely become more widespread. As the speed and quality with which video files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDs. However, we believe the DVD format will continue to be a growth product in the industry.

Messaging:
Versera® Messaging Solutions
      Messaging’s products and applications are packaged and delivered under the Versera® brand name. The two major product lines are the Versera® Intelligent Communications Environment (Versera ICEtm) and the Versera® Modular Voice Processor (Versera MVP).

Versera Intelligent Communications Environment (Versera ICE):

The Company’s Versera Intelligent Communications Environment (“Versera ICE”) product line, a next generation messaging solution, allows service providers to migrate from existing legacy systems to a next-generation system that supports not only traditional telephony functions and interfaces, but also IP-based telephony interfaces for voice and video, integrated Internet web portals, increased scalability and reliability, and a growing range of advanced messaging applications. Versera ICE systems are now installed in North America, Europe, Africa, Asia, and the Middle East. During 2005, Messaging introduced several new products based on the Versera ICE platform. A new suite of Video Solutions, including Video Mail, Video Portal, and Video Storefront, have been announced, demonstrated and made commercially available. A major new release of the Short Message Service and Multimedia Message Service products has been introduced that utilizes the power of the Versera ICE platform. These products have been deployed in several customer networks. Additionally, a smaller version of the Versera ICE platform has been developed and successfully trialed and is now ready for commercial deployment. The ability for Versera ICE to scale down to a smaller, lower cost size will enable many more communication service providers to adopt a next generation messaging platform for a range of important applications.

Versera Modular Voice Processor (Versera MVP):

Versera MVP is Messaging’s legacy product line that continues to provide voice messaging capabilities to service providers across the world. The capability of the Versera MVP has been improved over time and the most recent version, the Versera High Density Messaging Unit (HDMu), provides increased capacity and better port density. The Versera HDMu has a small-footprint and is an ideal messaging platform for carriers needing to optimize space. The Versera Large Solution Platform (LSp) — is a networked configuration of the Versera MVP for large carriers. The Versera LSp is capable of supporting over 5 million subscribers in a local or distributed system configuration.
Professional Services
      EDC offers an array of professional services including:

Distribution Services: — product delivery to mass merchants’ regional distribution centers and wholesalers, and when timing is crucial, we provide direct retail distribution. With one German and three U.S. distribution centers, EDC is well positioned to deliver pre-recorded products throughout North America, Europe and the rest of the world. The services provided are an integral part of EDC’s customer’s supply chain.

Printing and Packaging Services: — printing and assembly of shelf ready packages.

Value Added Services: — custodial responsibilities for inventory storage and control, returns processing, fulfillment of promotional product, retail price stickering, product quality evaluations, logistics advice, claims administration and data interfaces.
      Messaging offers an array of professional services including:

Glenayre Care: — extended warranty and support service.

Glenayre Technical Training: — a variety of technical training courses for customers, including education on system maintenance, management and configuration.

Other Services: — Glenayre Messaging offers a variety of other specialized services to its customers including installation, project management and customization.
Markets, Sales and Marketing

EDC:
      EDC provides CD and DVD manufacturing and distribution services to entertainment content providers in the United States and central Europe. EDC’s major customers are Universal Music Group, BMG Record Club, Universal Vivendi Intellectual Property and Universal Pictures International-Germany. Universal Music Group comprised approximately 91% of EDC’s 2005 revenues.
      In addition to its direct sales force located in the United States, EDC has sales personnel in Hanover, Germany.

Messaging:
      Based on the Company’s analysis and third party research, Glenayre Messaging believes it is one of the top 5 global providers of carrier-grade messaging systems. Our Messaging systems support more than 50 million subscribers worldwide.
      Messaging has a direct sales force located in the United States and regional offices in Amsterdam, the Netherlands; Johannesburg, South Africa; Dubai, United Arab Emirates; London, England; Sao Paulo, Brazil; Vienna, Austria; Haryana, India; Singapore and Hong Kong. Messaging utilizes these in-country sales agents to address specific sales opportunities and also sells its products in cooperation with international vendors of telecommunications infrastructure equipment such as Huawei Technologies, Nortel Networks (“Nortel”) and Motorola.
Competition

EDC:
      EDC’s competitors include Cinram, Technicolor, Sono Press, Sony/ BMG, Navarre, Entertainment One, Source Interlink and Handleman. Some of these competitors are subsidiaries of media conglomerates that produce content while others, like EDC, are purely manufacturers and/or distributors.
      Competition in the pre-recorded multimedia industry is intense and winning new customers, as well as maintaining existing customers, is based on a combination of price, capacity, reliability and the level of service and support. We believe that our competency in providing complete end-to-end manufacturing and distribution supply chain services differentiates us from many of our competitors.

Messaging:
      The majority of Messaging’s competitors are seasoned communications providers like Glenayre. These companies include Comverse Technologies, Inc., SS8, Unisys Corporation, IP Unity, Lucent Technologies, Inc., Openwave Systems, Inc., InterVoice, LogicaCMG and Tecnomen. Like Glenayre, some of these competitors also have the financial stability, aggressive research and development programs and long-term customer relationships required to compete in the current environment.
      Competition in the messaging industry is intense, and is based on a combination of price, product architecture, features, system capacity and reliability, selection of applications, and the level of service and support provided to customers.
Service and Support

EDC:
      EDC is an integral part of our customers’ supply chain, managing and delivering products to mass merchant regional distribution centers and wholesalers and when timing is crucial providing direct retail distribution. EDC coordinates the printed material and packaging functions and ships shelf ready packages world wide on demand. EDC does not own finished goods. It provides custodial responsibilities for inventory management, and storage of finished goods and component parts, product quality evaluations, logistics advice, claims administration and data interfaces for its customers.

Messaging:
      To ensure that customers achieve high level, carrier-grade functionality and reliability, Messaging offers system optimization, warranty and post-warranty services that are available 24 hours a day, 7 days a week through its Glenayre Care extended warranty program. Additional services include installation, project management of turnkey systems, training and customization. Currently, Messaging has service personnel in several global locations. Messaging also provides Glenayre’s Technical Training education programs.
Customers

EDC:
      EDC’s manufacturing and distribution agreements with Universal accounted for approximately 91% of its 2005 revenues. EDC plans, manages and monitors the use of resources based on regular forecasts provided by Universal. Because EDC is so dependent on Universal for its revenues, if market or other factors cause Universal to cancel, reduce or postpone current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected. EDC created a business development and sales and marketing team focused on providing high level of service to Universal as well as attracting new third party customers in the music, video and games markets.

Messaging:
      Messaging sells its products and services both directly to end user customers as well as through original equipment manufacturer (OEM) partners. Messaging customers include communication service providers worldwide.
      During 2005, Nextel, Alltel, US Cellular and MTN individually accounted for approximately 16%, 16%, 15% and 13%, respectively, of Messaging’s total revenues. During 2004, Nortel (an OEM partner, as described below), Alltel, US Cellular and Nextel individually accounted for approximately 16%, 14%, 11% and 10% respectively, of Messaging’s total revenues. Nortel sells Messaging’s products to several end user customers including T-Mobile, whose purchases of Messaging’s products from Nortel represented approximately 10% of Messaging’s total revenues in 2004.
      There can be no assurance that these significant customers will continue to purchase systems and services from Messaging at current levels, and the loss of one or more of these significant customers could have a material adverse effect on the Messaging business, financial condition or results of operations.
International Sales

EDC:
      EDC’s international sales originate primarily in Germany, are denominated in Euros and accounted for approximately 50% of EDC’s total revenues in 2005. See Note 24 to the Company’s consolidated financial statements for information concerning revenues and long-lived assets by geographic area.

Messaging:
      International business represents an important component of Messaging’s sales. In 2005, approximately 33% of total revenues were generated in markets outside of the United States. See Note 24 to the Company’s consolidated financial statements for information concerning revenues and long-lived assets by geographic area.
      International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of 2005 international sales of the Company’s products and services were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company mitigates certain risks associated with international transactions through the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.
Research and Development

Messaging:
      Messaging has consistently developed innovative products and solutions for the communications industry, and has often been the first to bring such products to market. We recognize that the pace of technological change within the communications industry makes continuing this tradition of innovation and sustaining our ability to develop competitive products through research and development efforts essential elements of Messaging’s future success. We expect to continue to make significant investments in product development to drive introductions of new products and enhancements to existing products at competitive prices within the appropriate market windows, to provide opportunities for future growth into new market segments and to expand Messaging’s addressable market.
      Messaging’s research and development efforts include identifying and responding to emerging technological trends, developing competitive products, enhancing existing products with added features and functionality and differentiating our products from those offered by competitors. Key components of Messaging’s development strategy include the promotion of a close internal relationship between product development, manufacturing and marketing personnel, and building external relationships with Messaging’s customers and alliance partners. During 2005, research and development efforts were focused primarily on the development of new applications such as video solutions and a smaller version of Versera ICE.
      Messaging’s research and development groups are in Singapore and Atlanta, Georgia. Total research and development costs for Messaging were $14.1 million, $13.4 million and $18.2 million or 18%, 26% and 31% of total revenues for 2005, 2004 and 2003, respectively. The availability of research and development funds depends upon Messaging’s revenues and profitability. Reductions in such expenditures could impair Messaging’s ability to innovate and compete. In addition, some of Messaging’s competitors have greater financial and technical resources and, accordingly make larger investments in research and development.
Manufacturing

EDC:
      EDC currently manufactures its products for the U.S. market at the Company’s owned facility in Grover, North Carolina and for the central European market at its leased facility in Hanover, Germany. The Company has an option to purchase the Hanover facility, which it currently leases from Universal. We believe that these facilities are adequate for current manufacturing needs.
      EDC has a limited number of suppliers who are able to provide it with its raw materials. In Germany all polystyrene (accounting for approximately 9% of total cost of sales) is purchased from one supplier and all polycarbonate (accounting for approximately 13% of total cost of sales) is purchased from two suppliers. In the United States all polycarbonate (accounting for approximately 10% of total cost of sales) is purchased from two suppliers. Jewel boxes and trays (accounting for approximately 22% of total cost of sales) that are not manufactured by EDC are purchased from three suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of these companies were unable to deliver its product to EDC. In mid-January 2006, one of these suppliers filed for bankruptcy and closed manufacturing operations. EDC continued to purchase their remaining inventory until the end of January. The loss of this major vendor has resulted in an increase in EDC’s purchases from one of the other suppliers. Another jewel box and tray company is in the process of buying these facilities and is seeking to again sell jewel boxes and trays to EDC. Several other suppliers are also interested in selling jewel boxes and trays to EDC.
      We believe in setting high standards of quality throughout all of our operations. The Hanover, Germany facility and the Grover, North Carolina manufacturing facility are registered ISO 9001:2000 international standard for quality assurance and ISO 14001 environmental management. The U.S. distribution operations are currently in the process of developing the standards for registration to ISO 9001:2000. We believe that adhering to the stringent ISO 9001 and 14001 procedures not only creates efficiency in its operations, but also positions EDC to meet the exacting standards required by its customers.
      EDC is also a member of the International Recording Media Association (IRMA) and fully supports and complies with the worldwide IRMA Anti Piracy program. This compliance program ensures that EDC only provides services to those intellectual property owners who have certified and documented ownership and proper use of content, thus ensuring the legitimacy of customer products.

Messaging:
      Messaging currently manufactures its products at the Company’s leased facility in Quincy, Illinois. The Company believes that the facility currently under lease is adequate for current and foreseeable manufacturing needs.
      Messaging’s manufacturing capabilities include printed circuit card assembly, assembling sub-assemblies, integration and final assembly of systems that are configured and tested to customer specifications. The components and assemblies used in Messaging’s products include: (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, (ii) mechanical materials such as cabinets in which the systems are housed, and (iii) peripherals, including disk drives. The components and parts used in Messaging’s products are generally available from multiple sources. Some components, especially those utilizing the latest technology, are currently only available from a single source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. If necessary, we believe that we could either obtain single source components from another source or redesign the subject product, but temporary delays or increased costs in obtaining these materials could result. Additionally, as necessary, we purchase sufficient quantities of certain components that have long-lead requirements. We use Materials Resource Planning systems for production planning in our manufacturing operations.
      We believe in setting high standards of quality throughout all our operations. Messaging has certification to the ISO 9001:2000 international standard for quality assurance in areas including design, manufacture, assembly and service for both the Quincy, Illinois and Atlanta, Georgia facilities. We believe that adhering to the stringent ISO 9001 procedures not only creates efficiency in its operations, but also positions Messaging to meet the exacting standards required by its customers.
Proprietary Technology

EDC:
      EDC has non-exclusive CD replication licensing agreements with a member of the Philips Group of Companies and with Discovision Associates and non-exclusive DVD replication licensing agreements with MPEGLA, the 3-C and AC-3 Groups (both administered by Philips Electronics), the 6-C Group (administered by Toshiba Corporation) and Discovision Associates.

Messaging:
      Messaging owns or licenses numerous patents used in its operations. We believe that while these patents are useful, they are not critical or valuable on an individual basis. The collective value of the intellectual property of Messaging is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although we attempt to protect proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Messaging’s products. The laws of certain foreign countries in which Messaging sells or may sell its products, including South Korea, China, Saudi Arabia, Thailand, India and Brazil, do not protect proprietary rights in its intellectual property to the same extent as do the laws of the United States.
Registered Trademarks
      The Company’s trademarks and service marks are also valued corporate assets. We protect our most important marks through registrations in the United States and various foreign countries. The Company’s registered trademarks include the “GLENAYRE®,” “CONSTANT TOUCH®,” “MVP,” “CALL OUT,” “PERSONAL CONFERENCE®,” “VERSERA®,” “SOLUTIONS FOR AN @CTIVE WORLD,” “@CTIVE LINK,” “INTELLIGIS®,” and Stylized Triangle Device® marks. In addition, Glenayre vigorously protects other unregistered marks owned by the Company, including but not limited to the “VERSERA ICE” Stylize G Device, “MESSAGING FOR THE INSTANT GRATIFICATION GENERATION,” “THE STRATEGIST PROGRAM,” “GLENAYRECARE,” “GLENAYRE TECHNICAL TRAINING INSTITUTE,” and “GTTI” marks. We are in the process of registering “EDC” and “ENTERTAINMENT DISTRIBUTION COMPANY” as trademarks.
Government Regulation
      The Company’s manufacturing and distribution operations are subject to a range of federal, state, local and international laws and regulations relating to the environment. These include laws and regulations that govern discharges into the air, water and landfills and the handling and disposal of hazardous substances and wastes.
      Many of Messaging’s products connect to public telecommunications networks. National, regional and local governments regulate telecommunications networks, and the operations of telecommunication service providers in most domestic and international markets. As a result, the Company must obtain regulatory approvals in connection with the manufacture and sale of certain of its products and Messaging’s customers may need regulatory approvals to operate the system that utilize certain of Messaging’s products. In some instances, regulatory requirements give the Company an opportunity to supply additional product solutions to its customers. However, in introducing products to a market, there is no assurance that the Company or its customers will obtain necessary regulatory approvals. In addition, the enactment by federal, state, local or international governments of the new laws or regulations or changes in the interpretation of existing regulations could adversely affect the market for Messaging’s products. Were this to occur, we believe we have appropriate technical, administrative, professional personnel, and consultants to address issues in an efficient and timely manner to minimize the long-term impact on the Company and its customers.
Seasonality

EDC:
      The entertainment business is seasonal and as such EDC typically manufactures and distributes approximately 55% to 60% of its annual demand by volume in the second half of the calendar year. Variability is also experienced on a quarterly basis with the lowest demand typically being experienced in the first calendar quarter and with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is influenced by the content companies’ product release schedule.

Messaging:
      The Messaging business experiences variability on a quarterly basis influenced primarily by the timing of decisions on major capital expenditure projects by the communication service providers. In general, the lowest demand is typically experienced in the fourth calendar quarter, as communication service providers prefer to minimize system changes during their busy retail season.
Backlog

EDC:
      EDC’s customers order products and services only as they are needed. EDC manages and monitors customers’ finished goods and component parts inventory using a twelve-month rolling forecast and daily sales to fulfill catalog orders for stores and music clubs. This service also provides current real time inventory reporting ensuring adequate inventories and minimal stock outages.
      EDC utilizes a just in time methodology for procurement of raw materials. Consequently, EDC maintains a minimal amount of raw material inventory of polycarbonate, polystyrene, jewel case, trays, pallets and shipping components consistent with the forecasts.

Messaging:
      In general, we have noticed an increasing trend of our Messaging customers ordering products and services only as they are needed. This is often the case even with major customers who have multi-period purchasing commitments. Messaging’s policy is that only formal purchase orders are entered into the backlog. Given the “just-in-time” purchasing trends, orders are largely booked and shipped during the same quarter. Messaging’s firm backlog from continuing operations at December 31, 2005 and 2004 was approximately $11.8 million and $6.8 million, respectively. We expect to commence shipment on substantially all of the orders in the backlog within twelve months of their respective backlog dates. Substantially all orders on hand as of December 31, 2005 are expected to be shipped during 2006. This is a forward-looking statement that is subject to substantial change based on the timing of sales and installation of systems by Messaging.

Employees
      At December 31, 2005, the Company employed 2,193 persons. In Germany, approximately 42% of EDC’s workforce of 890 employees is unionized. However, collective bargaining agreements negotiated by the unions cover all non-exempt staff. Exempt staff is approximately 4% of the total. In the United States, approximately 28% of EDC’s workforce of 946 employees is unionized and subject to collective bargaining. None of these collective bargaining agreements expire within one year. Messaging personnel consisted of 299 employees based in the United States and 58 employees based in international locations. None of Messaging’s employees are represented by collective bargaining agreements. We believe employee relations are good.
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
      The Company’s code of ethics is posted on its Internet website at www.glenayre.com. You can also receive a copy free of charge by sending an email request to investor.relations@glenayre.com or by sending a written request to the Company’s offices at 11360 Lakefield Drive, Duluth, GA 30097, Attention: Investor Relations.

Item 1A.	Risk Factors
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
      The industry in which EDC competes has many participants who own, or who claim to own, intellectual property for certain of the manufacturing processes EDC employs, the products EDC produces or the content produced by EDC’s customers. EDC pays licensing fees to certain third parties that claim to own the rights to intellectual property that EDC employs in its manufacturing processes or products. It is not possible to determine with certainty whether these or any other existing third party patents or the issuance of any new third party patents may require EDC to alter, or obtain licenses relating to its processes or products. There is no assurance that EDC would be able to obtain any such licenses on favorable terms and obtaining and paying royalties on new licenses might materially increase EDC’s costs. New multimedia formats will likely require EDC to obtain additional licenses.
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
      Although we believe our technology does not infringe any third party rights, we are currently subject to certain infringement claims. We expect that our products may continue to be subject to third-party infringement claims. See Note 23 to the consolidated financial statements and Part I, Item 3. Legal Proceedings.

Internal Control Deficiencies
      In connection with the preparation of the Company’s annual report on Form 10-K for the year ended December 31, 2005, we concluded that the Company’s internal controls were ineffective as of December 31, 2005 as a result of an identified material weakness in internal controls over revenue recognition for the Messaging business. The internal control weakness related primarily to insufficient resources with the knowledge, experience and training in the application of GAAP, as it applied to revenue recognition for multi-element contracts, and was attributed primarily to staff turnover and changes in responsibilities. See Part II, Item 9A, Controls and Procedures. We have initiated remediation measures to address the identified material weakness as described in Part II, Item 9A, Controls and Procedures and will continue to evaluate the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting on an ongoing basis, taking additional remedial action as appropriate. If we are unable to effectively remediate material weaknesses in internal control over financial reporting and to assert that disclosure controls and procedures including internal control over financial reporting are effective in any future period, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which could have an adverse effect on the Company’s stock price and potentially subject it to litigation.

Litigation
      The Company is party to certain legal proceedings as described in Note 23 to the consolidated financial statements and Part I, Item 3. Legal Proceedings. In addition to such legal proceedings, the Company is from time to time, involved in various disputes and legal actions related to its business operations. While no assurance can be given regarding the outcome of such matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of such actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Potential Acquisitions and Strategic Investments
      We intend to continue making significant investments and to examine opportunities for growth through acquisitions and strategic investments. The impact of these decisions on future financial results cannot be predicted with certainty, and our commitment to growth may increase the Company’s vulnerability to downturns in its markets, technology changes and shifts in competitive conditions.
      The Company has made, and in the future, may make, strategic investments in other companies. These investments have been made in, and future investments could likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that the Company may lose its entire investment. We may not be able to identify suitable investment candidates and may not be able to make investments on acceptable terms. In addition, the Company may not gain strategic benefits from those investments.

Environmental Laws and Regulations
      The Company’s manufacturing and distribution operations are subject to environmental laws and requirements that may impose material liabilities. The Company’s facilities are subject to a range of federal, state, local and international laws and regulations relating to the environment. These include laws and regulations that govern discharges into the air, water and landfills and the handling and disposal of hazardous substances and wastes. Compliance with existing and future environmental laws and regulations and enforcement policies may require the Company to incur capital and other costs, which may materially adversely affect future financial conditions. Such costs, or related third-party personal injury or property damage claims, could have a material adverse affect on the Company’s business, results of operations or financial condition.

Ability to Attract and Retain Key Personnel
      The Company’s continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or EDC’s and/or Messaging’s inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Competition
      Competition in the Company’s industries is intense. Some of the Company’s competitors have substantially greater financial, technical, marketing and distribution resources than the Company and the Company may be unable to successfully compete with these competitors. In addition, competitive pricing pressures exist in the Company’s industries, which may have an adverse effect on the Company’s profits margins in the future.

Variability of Quarterly Results and Dependence on Key Customers

EDC:
      EDC’s manufacturing and distribution agreements with Universal accounted for approximately 91% of its 2005 revenues. If market or other factors cause Universal to cancel, reduce or postpone current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected. We have created a business development and sales and marketing team focused on providing high level of service to Universal as well as attracting new third party customers in the music, video and games markets. EDC’s efforts to expand business with parties other than Universal may not succeed, and as a result, EDC may not be able to significantly reduce its dependence on Universal.
      Under EDC’s agreements with Universal, EDC is required to deliver substantial volumes of products meeting stringent requirements. EDC’s failure to successfully manage the production or supply of its products, including the failure to meet scheduled production and delivery deadlines, or the failure of EDC’s products to meet required quality standards, could materially adversely affect EDC’s business, operating results and financial condition.
      EDC’s production levels and, in turn, revenue and cash flows are largely affected by the schedule according to which its major customers release their products, which, in turn, is dependent on a variety of factors such as consumer demand and the availability of marketable content. EDC’s results of operations and cash flows in any period can be materially affected by the timing of product releases by its customers, which may result in significant fluctuations from period to period. In addition, the entertainment business is seasonal and, as such, EDC typically manufactures and distributes approximately 55% to 60% of its annual demand by volume in the second half of the calendar year. Typically the lowest demand is experienced in the first calendar quarter with highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is also influenced by Universal’s product new release schedule.

Messaging:
      Messaging’s financial results in any single quarter are highly dependent upon the timing and size of customer orders and the shipment of products for large orders. Large orders from customers can account for a significant portion of products shipped in any quarter.
      During 2005, Nextel, Alltel, US Cellular and MTN individually accounted for approximately 16%, 16%, 15% and 13%, respectively, of Messaging’s total revenues. During 2004, Nortel (an OEM partner, as described below), Alltel, US Cellular and Nextel individually accounted for approximately 16%, 14%, 11% and 10% respectively, of Messaging’s total revenues. Nortel sells Messaging’s products to several end user customers including T-Mobile, whose purchases of Messaging’s products from Nortel represented approximately 10% of Messaging’s total revenues in 2004.
      There can be no assurance that these significant customers will continue to purchase systems and services from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse effect on the Company’s business, financial condition or results of operations.
      In the future, the customers with whom Messaging does the largest amount of business are expected to vary from quarter to quarter and year to year as a result of the timing for development and expansion of customers’ communications networks and systems, the continued expansion into international markets and changes in the proportion of revenues generated by Messaging’s newly developed products and services. Furthermore, if a customer delays or accelerates its delivery requirements or a product’s completion is delayed or accelerated, revenues expected in a given quarter may be deferred or accelerated into subsequent or earlier quarters. Messaging has also historically experienced reduced revenues in its fourth quarter resulting from reduced system expansions as many communication service providers halt system upgrades during their busiest retail season. Therefore, annual financial results are more indicative of the Messaging division’s performance than quarterly results, and results of operations in any quarterly period may not be indicative of results likely to be realized in the subsequent quarterly periods.

International Business Risks
      International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Although a substantial portion of Messaging’s 2005 international sales were negotiated in U.S. dollars, there can be no assurance that the Company will be able to maintain such a high percentage of U.S. dollar-denominated international sales for Messaging. Accordingly, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. We also mitigate certain risks associated with international transactions through the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.
Risk Factors Related to EDC

Sensitivity to Economic Trends and Consumer Preferences
      EDC’s financial performance depends on consumer demand for its customers’ products. Substantially all of the purchases of the pre-recorded media products sold by EDC’s customers are discretionary. Accordingly, weak economic conditions or outlook or varying consumer confidence could significantly reduce consumption in any of EDC’s customers’ major markets thereby causing material declines in EDC’s sales and net earnings. In addition, because of the discretionary nature of their products, EDC’s customers must continually compete for the public’s leisure time and disposable income with other forms of entertainment, including legal and illegal down loading of content, box office movies, sporting events, concerts, live theatre and restaurants. As a result of this competition, demand for EDC’s customers’ products could be reduced and EDC’s sales volumes and gross profit margins could be adversely affected.

Increased Costs or Shortages of Raw Materials or Energy
      EDC purchases significant quantities of plastics, the key raw materials used in the production of DVDs, CDs, jewel cases and trays. The availability and price of these materials may be influenced by a number of different factors, many of which are beyond EDC’s control, including weather, transportation, increased demand, production delays and the price of oil. The costs of these raw materials are passed through to Universal. The processes at EDC’s manufacturing and distribution facilities are energy-intensive. Therefore, increases in energy costs would adversely affect EDC’s gross margins and results of operations.

Advances in Technology, Efforts to Add Services and Changes in Customer Demands
      Changes in the technology employed by the pre-recorded media industry and the emergence of the future generations of multimedia products, such as Blu-ray discs or HD-DVD, may require EDC to extensively upgrade or alter its manufacturing processes and production facilities in order to offer the most up-to-date product variations. As the demands and requirements of EDC’s customers shift, we will need to modify the products and services offered to retain these customers. The costs associated with adapting EDC’s operations to these requirements will likely be significant. The initiatives we are pursuing to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers will also require EDC to incur costs, which may be significant. However, there can be no assurance that these initiatives will succeed in significantly increasing EDC’s revenues. If we are unable to obtain the resources necessary to fund product expansion and new technology development or to increase revenues by adding to the types of manufacturing, distribution and value added services we provide to its customers, we may not be able to successfully implement our business strategies and EDC’s market share, gross profit margins and results of operations could be adversely affected.

Development of Digital Distribution Alternatives; Including Copying and Distribution of Music and Video Files
      EDC’s business is dependent on the continued viability and growth of physical distribution of music and video through authorized pre-recorded media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music may erode EDC’s volume of sales and the pricing of its products and services. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music and video files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, CD and DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. We expect that file sharing and downloading, both legal and illegal, will continue to exert downward pressure on the demand for CDs. As current technologies and delivery systems improve, the digital transfer and downloading of video files will likely become more widespread. As the speed and quality with which video files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDs. In addition, EDC’s business faces pressure from the emerging distribution alternatives, like video on demand (“VOD”) and personal digital video recorders. As substantially all of EDC’s revenues are derived from the sale of CDs and DVDs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect its business, financial condition and results of operations.

Risk Factors Related to the Messaging Business

Continuation and Expansion of Third Party Agreements
      Messaging has entered into initiatives with third parties that provide development services, products and channels-to-market enhancing the Company’s business, and additional third party arrangements are continuing to be explored. Additionally, Messaging has entered into several Original Equipment Manufacturer agreements with companies that market and distribute the messaging business’s products and intends to enter into service reseller arrangements. We are dependent upon these third parties to augment our research and development efforts as well as to distribute our products and services and increase product offerings. If these third parties are not successful or the agreements are terminated, a material adverse effect on Messaging’s business could result. We intend to continue entering into agreements and initiatives with third parties; however, there can be no assurance that additional arrangements with suitable vendors and distributors on acceptable terms will be available. Our inability to enter into agreements with third parties on acceptable terms could have a material adverse effect on Messaging’s business.

Proprietary Technology
      The collective value of the intellectual property of Messaging is comprised of its patents, blueprints, specifications, technical processes and cumulative employee knowledge. Although we attempt to protect proprietary technology through a combination of trade secrets, patent, trademark and copyright law, nondisclosure agreements and technical measures, such protection may not preclude competitors from developing products with features similar to Messaging’s products. The laws of certain foreign countries in which Messaging sells or may sell its products, including South Korea, China, Saudi Arabia, Thailand, India and Brazil, do not protect proprietary rights in its intellectual property to the same extent as do the laws of the United States.

Potential Changes in Government Regulation
      Many of Messaging’s products connect to public telecommunications networks. National, regional and local governments regulate telecommunications networks, and the operations of telecommunication service providers in most domestic and international markets. As a result, the Company must obtain regulatory approvals in connection with the manufacture and sale of certain of its products and the Company’s customers may need regulatory approvals to operate the system that utilize certain of Messaging’s products. In introducing products to a market, there is no assurance that the Company or its customers will obtain necessary regulatory approvals. In addition, the enactment by federal, state, local or international governments of the new laws or regulations or changes in the interpretation of existing regulations could adversely affect the market for Messaging’s products.

Potential Market Changes Resulting from Rapid Technological Advances
      Messaging is primarily focused on offering communications solutions to wireless and fixed network carriers, as well as broadband and cable operators worldwide. These industries are characterized by rapid technological change and are likely to experience consolidation in the next 12 to 18 months. Carrier consolidation could result in redeployment of existing capital equipment that could reduce new capital spending and in delays in capital spending decisions. The messaging business has been focused on building next-generation messaging platforms such as its Verseratm ICE platforms and communications solutions that leverage speech-driven, multimedia messaging and presence and availability technologies. Demand for these products and services may be affected by changes in technology and the development of substitute products and services by competitors. If changing technology negatively affects demand for Versera solutions, it could have a material adverse effect on Glenayre’s business.
      Messaging is dependent on the continued growth of its markets as well as the effective and successful convergence of technologies for its systems and related applications and solutions. The markets for these technologies are still developing and market acceptance of some of these services is uncertain. If the commercial market for these services is lower than we anticipate, or grows more slowly than we anticipate, it could have a material adverse effect on the Company’s business. There can be no assurance that these technologies will be successfully integrated or that a significant commercial market for the integrated services will develop.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      The following table sets forth certain information regarding the Company’s principal facilities used in its continuing operations:

	Size	Owned Or	Lease
Locati on	(Square Feet)	Leased	Expiration Date	Uses

New York, New York	5,300	Leased	2006	Corporate and EDC headquarters
Atlanta, Georgia	75,000	Owned	N/A	Corporate offices for accounting, Messaging offices for legal services, information services, accounting, finance, sales, service, marketing, research and development and training facilities.
Quincy, Illinois	65,700	Leased	2006	Manufacturing, repair, and purchasing facilities for Messaging products.
Grover, North Carolina	356,000	Owned	N/A	Manufacturing facility and offices for EDC U.S. information services, accounting and finance.
Fishers, Indiana	648,000	Leased	2012	Full stocking warehouse and distribution center, offices for EDC U.S. information services, accounting and finance.
Reno, Nevada	100,000	Leased	2010	EDC product warehouse and distribution center.
Wilkes-Barre, Pennsylvania	60,000	Leased	2010	EDC product warehouse and distribution center.
Hanover, Germany	738,000	Leased	2015	Manufacturing facility and full stocking warehouse and distribution center and offices for EDC central Europe information services, finance and accounting.
      In addition to its principal facilities listed above, Messaging also maintains sales offices throughout the United States and internationally. See Part I, Item 1 — Business — Markets, Sales and Marketing.

Item 3.	Legal Proceedings

EDC:
      The EDC division is currently not party to any material legal proceedings.

Messaging:
      In connection with the licensing of Messaging’s software products, the Company’s standard purchase and license agreements typically require the Company to defend and indemnify its customers against claims that the Company’s licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. The indemnity provisions generally provide, subject to various exclusions and conditions, for our control of defense and settlement and cover costs and damages actually finally awarded against the customer. The Company retains the right in its discretion or after issuance of a final adverse judgment to obtain a license for the licensed program in question from the third party, to modify the licensed program so it is no longer infringing, or to terminate the customer’s license for the licensed program with a pro-rata refund of license fees paid based on a 5-year straight-line amortization schedule.
      Phillip Jackson — Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of the Company’s Messaging customers claiming that products sold by the Company and used by these customers infringed a patent held by Jackson. The Company agreed to indemnify its customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to the Company’s products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, the Company recorded a charge consisting of $2.7 million of royalty fee expense (recorded in cost of revenues) and $200,000 of interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. The Company paid the $2.7 million award plus interest and costs during the second quarter of 2004.
      On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. As of March 3, 2006, the appellate court had not yet ruled on the appeal. We do not believe that the appellate court will reverse the trial court’s ruling of June 29, 2004.

Discontinued Operations:
      Lynnview Ridge, Alberta — In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) (U.S. $19.1 million) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits asserted that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in a Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the Company and a wholly owned subsidiary of Imperial Oil.
      In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in another action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, Imperial Oil settled nine of the lawsuits involving approximately $11.8 million (Canadian) (U.S. $10.1 million) in total damages and releases made by the plaintiffs in connection with those settlements included the Company. Since that time, consent judgments and dismissals covering the Company have been entered in eight of the remaining nine lawsuits, which had been requesting approximately $6.5 million (Canadian) (U.S. $5.6 million) in total damages. In February 2006, the plaintiffs in the last of the lawsuits, seeking approximately $145,000 (Canadian) (U.S. $124,000) in total damages, agreed to discontinue their lawsuit and a dismissal covering the Company is pending. Upon the filing of such dismissal, all of the original twenty lawsuits will have been settled or dismissed. The Company has paid no damages with respect to any of the foregoing settlements or judgments.
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

	Price Range of
	Common Stock

	High	Low

Year Ended December 31, 2005
First Quarter	$2.59	$1.71
Second Quarter	4.09	1.74
Third Quarter	4.44	3.12
Fourth Quarter	3.85	2.90
Year Ended December 31, 2004
First Quarter	$4.30	$2.18
Second Quarter	3.03	2.01
Third Quarter	2.35	1.43
Fourth Quarter	2.35	1.68
      At March 9, 2006 there were approximately 1,660 holders of record of the Company’s common stock.
      The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance the development and expansion of its business.

Item 6.	Selected Financial Data
      The following Selected Consolidated Financial Data of Glenayre presented below for each of the five years in the period ended December 31, 2005 has been derived from the Company’s audited consolidated financial statements. The Selected Consolidated Financial Data should be read in conjunction with the consolidated financial statements and Notes thereto, Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and the other financial data included elsewhere herein.

	Year Ended December 31,

	2005(2)	2004	2003	2002(1)	2001(1)

	(In thousands, except per share data)
Operating Data:
Total revenues	$267,818	$50,575	$58,159	$67,368	$97,501
Income (loss) from continuing operations	7,584	(8,140)	(14,498)	(33,501)	(38,008)
Discontinued operations	391	12,659	16,131	25,751	(232,478)
Net income (loss)	7,975	4,519	1,633	(7,750)	(270,486)
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	0.11	(0.12)	(0.22)	(0.51)	(0.59)
Net income (loss)	0.12	0.07	0.02	(0.12)	(4.17)
Per Common Share-Assuming Dilution:
Income (loss) from continuing operations	0.11	(0.12)	(0.22)	(0.51)	(0.59)
Net income (loss)	0.11	0.07	0.02	(0.12)	(4.17)

	At December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Working capital	$48,006	$89,120	$88,386	$102,854	$79,176
Total assets	317,632	121,282	133,355	145,804	177,396
Long-term debt	65,981	—	—	—	—
Stockholders’ equity	103,680	95,185	90,232	87,792	95,690

(1)	The results for 2002 were impacted by an impairment charge of $21.3 million related to the write-down of continuing operations long-lived assets based on the evaluation of recoverability in accordance with Statement of Financial Accounting Standard No. 144. The results for 2001 were impacted by $11.5 million in restructuring charges and asset impairment charges related to the Company’s phase out of its prepaid product line and the relocation of its headquarters from Charlotte, North Carolina to Atlanta, Georgia. See Note 15 to the consolidated financial statements for additional information.

(2)	During 2005, the Company acquired Universal’s U.S. and central European CD and DVD manufacturing and distribution operations. See Note 2 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

EDC:
      On May 31, 2005 the Company, through the newly formed EDC segment, acquired the United States and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it immediately became exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of distribution requirements for the United States and central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements in the United States and central Europe that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three and one half years.
      The results of EDC’s operations have been included in the Company’s consolidated financial statements since the acquisition on May 31, 2005. Revenues for 2005 were $189.6 million. On a pro forma basis, revenues for 2005 were $305.6 million compared to $280.4 million for 2004, representing an increase of approximately 9.0%. The increase was due to increased demand from Universal for CD and DVD manufacturing and distribution services and increased component costs that were passed through to Universal as per the terms of the supply agreements. These increases were partially offset by a decrease in DVD market pricing.

Messaging:
      Messaging provides Communications Service Providers (“CSPs”) with a complete messaging solution, consisting of hardware, software, and services that enable a range of related applications that provide significant value in both wireless, wireline and cable networks. Messaging applications available in the product group include voice mail, fax mail, video solutions, short message service, multimedia message service, missed-call notification, and others. Messaging’s services relate primarily to the installation or maintenance of Messaging’s products.
      During 2005, Messaging introduced several new products based on the next-generation Versera ICE platform that was introduced during 2004. A new suite of Video Solutions, including Video Mail, Video Portal, and Video Storefront, have been announced, demonstrated and made commercially available. A major new release of the Short Message Service and Multimedia Message Service products has been introduced that utilizes the power of the Versera ICE platform. These products have been deployed in several customer networks. Additionally, a smaller version of the Versera ICE platform has been developed and successfully trialed and is now ready for commercial deployment. The ability for Versera ICE to scale down to a smaller, lower cost size will enable many more CSPs to adopt a next generation messaging platform for a range of important applications.
      Messaging’s 2005 revenues significantly exceeded 2004 levels primarily due to an increase in product sales associated with expansions and upgrades by Messaging’s North American customer base due to subscriber growth, significant sales growth in other regions due to both large and small new customer wins (including a large contract with MTN in South Africa), and increased services revenue associated with a growing amount of deployed equipment and increased installation activities. During 2005, Messaging increased its spending in selling, product management and marketing activities to support the increased growth in international business.
Critical Accounting Policies and Estimates
      General. Management’s Discussion and Analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
      Revenue Recognition, EDC: Revenue for the EDC division consists of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. Revenue from sales of product is recognized upon delivery and is recorded net of fixed credits for defective products. Services revenue is recognized as services are performed. For certain components, including printed materials, the

Company may act as an agent for the customer, and the customer reimburses the Company for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue.
      Revenue Recognition, Messaging: The Messaging business recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables; EITF Issue No. 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9); Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverable in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and persuasive evidence of an arrangement exists. Certain products have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company typically has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).
      The Company allocates Messaging revenue on arrangements involving multiple deliverables based on the relative fair value of each deliverable. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The assessment of VSOE for each element is limited to the price charged when the same element is sold separately or to that price set by the Company’s pricing authority for new products. We have analyzed all of the elements included in multiple-element arrangements and found sufficient VSOE to allocate revenue to each of the multiple-elements.
      The Company recognizes Messaging service revenues from installation and repair services based on a standard price list in effect when such services are provided to customers. Installation is generally not essential to the functionality of the products sold and is inconsequential or perfunctory to the sale of the products. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until installation is completed. Revenues derived from contractual post installation support services are recognized ratably over the contract support period based on the relative fair value amount of these services.
      The Company offers discounts off the established price list as sales incentives to customers during contract negotiations. Once terms are agreed upon, the Company does not provide subsequent sales incentives. The Company accounts for the discounts as reductions to the selling prices of the Company’s products and services. Therefore the discounts are recognized in the income statement as a reduction to revenue in accordance with EITF 01-9. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.
      Messaging’s revenue recognition policy is significant because revenue is a key component of the Company’s results of operations. In addition, the recognition of revenue determines the timing of certain expenses, such as commissions and royalties. Although we follow specific and detailed guidelines in measuring revenue, certain judgments affect the application of its revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause the Company’s operating results to vary significantly from quarter to quarter and could result in future operating losses.
      Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a quarterly basis we make a reserve calculation based on the aging of receivables and either increase or decrease the estimate of doubtful accounts accordingly. Additional allowances may be required if customers’ financial condition deteriorate, resulting in an impairment of their ability to make payments. Such allowances, if any, would be recorded in the period the impairment is identified.
      Estimated Warranty Cost. Messaging products generally include a warranty for one year after sale, and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis we assess the adequacy of recorded warranty liabilities and adjust the amounts as necessary. The changes in warranty obligations recorded during 2005 and 2004 include reductions of the estimated warranty costs of approximately $515,000 and $599,000 respectively resulting from reductions in experience rate. For 2005, the historical data for new products was sufficient to support the reduction from the initial estimate. During 2004, the change in experience rate resulted from quality enhancements in two product lines. Should actual warranty experience differ from previous estimates, additional provisions may be required.
      Messaging offers post installation extended warranty and support services, known as Glenayre Care, for Messaging products and services. One year of Glenayre Care is generally included in the price of the product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the post installation support services. Revenue derived from post installation support services are recognized ratably over the contracted support period. Deferred revenue at December 31, 2005 related to support services for new product sales and to the sale of post installation support services was approximately $2.9 million of the total $9.0 million of deferred revenue.
      Inventory. Inventories are valued using first in, first out method and are valued at the lower of average cost or net realizable value. On a quarterly basis we assess the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels.
      The Company does not own the finished goods and component parts produced by the EDC division. Consequently, reserves are minimal and relate primarily to raw materials. EDC inventories at December 31, 2005 were $5.7 million, net of reserves of $346,000.
      For Messaging, the reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. Messaging has experienced changes in required reserves in recent periods due to the introduction or discontinuances of product lines, as well as changing market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $20,000, $212,000 and $844,000 during 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, inventories for messaging of $9.9 million and $6.2 million, respectively, were net of reserves of approximately $2.4 million and $2.7 million, respectively. The decline in inventory reserves for messaging during 2005 was due to the disposition of obsolete and excess inventory.
      It is possible that significant changes in required inventory reserves may occur in the future if market conditions decline or if product lines are discontinued. In connection with the introduction of new products and services, as well as in an effort to demonstrate its products to new and existing customers, Messaging, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.
      Pension, Early Retirement and Long-term Service Awards. The Pension, Early Retirement and Long-term Service Awards cover employees of EDC’s German operation. The benefit costs and obligations for these plans are actuarially calculated based on various assumptions including discount rates, salary growth rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 21 to the consolidated financial statements for specific assumption values.
      Post-retirement Health Care Benefit. The Company’s plan for post-retirement health care benefits covers a limited number of employees and retirees. The post-retirement benefit costs and obligations for this plan are actuarially calculated based on various assumptions. These assumptions relate to discount rates, medical cost trend rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The medical cost trend assumptions are based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 21 to the consolidated financial statements for specific assumption values.
      Wind-Down of Discontinued Operations. The Company began exiting its Wireless Messaging (Paging) business in May of 2001. The Paging segment was reported as a disposal of a segment of business in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. At December 31, 2005, the Company had current liabilities and non-current liabilities of $2.2 million and $61,000, respectively, related to the discontinued Paging segment. Approximately $2,048,000 of these liabilities relate to international business tax obligations recorded prior to the discontinuance of the segment. In an effort to reach a conclusion on the estimated international business tax, the Company has approached the foreign country for tax clearance. This process could take longer than a year. Approximately $186,000 of these liabilities relate to one time charges recorded in the second quarter of 2001 and consist of lease commitments and estimated operating costs during the wind down period.
      Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued operations’ assets and various obligations noted above. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to the Company’s future obligations associated with its pre-existing contractual commitments and actions to finalize the abandonment of the discontinued operations. See Note 16 to the consolidated financial statements.
      During 2005, 2004 and 2003 we recorded a net reduction in the loss on disposal of $391,000, $12.7 million, and $16.1 million respectively primarily as a result of our review of the estimated asset values and liabilities and future commitments related to the discontinued operations. These changes to the original estimates made in May 2001 were primarily due to the favorable settlement of litigation relating to the Company’s former Vancouver facility, a reduction in a foreign subsidiary’s tax liability resulting from a favorable assessment for several prior tax years, additional inventory liquidations, better than anticipated revenues during the wind-down period, lower than anticipated costs to fulfill future contractual obligations, collections of accounts and notes receivable previously reserved for, better than expected warranty experience and reduced income tax liabilities partially offset by write-downs of the market values of the Vancouver and Singapore facilities. We will continue to monitor its future obligations associated with its pre-existing contractual commitments in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.
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
      At December 31, 2005, the Company had deferred tax assets of $149.5 million and deferred tax liabilities of $11.0 million primarily related to operations in the United States and Canada. The valuation allowance of

$147.2 million reduces the deferred tax assets to the amount that is more likely than not to be realized and results in a net deferred tax liability of $8.7 million. The Company is maintaining a full valuation allowance on its United States deferred tax assets until it reaches an appropriate level and consistency of profitability in the United States. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2005. In the event we determine that the Company would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made.
      Recent Accounting Pronouncements. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company currently accounts for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options when granted. The Company adopted SFAS 123R on January 1, 2006 and will record expense for all share-based payments to employees, including grants of employee stock options, based on their fair values. Accordingly, the adoption of SFAS No. 123R’s far value method will impact the Company’s results of operations, although it will have no impact on the Company’s overall financial position. See Note 3 and Note 22 to the consolidated financial statements.
      See Note 3 of the consolidated financial statements for additional details about SFAS 123R and a description of other recent accounting pronouncements not discussed above, including the expected dates of adoption and estimated effects on results of operations and financial condition.
Derivative Activities
      The Company entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. Our objective is to manage foreign currency exposure arising from its loan to its German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the currency swap does not qualify for hedge accounting. Therefore we will report the foreign currency exchange gains or losses attributable to changes in the US$/Euro€ exchange rate on the currency swap in earnings in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.
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
Segment Reporting
      The acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal created an additional segment, EDC. The chief operating decision maker reviews the EDC and Messaging financial results on a regular basis to make decisions about resource allocation to each segment and assess performance. EDC offers customers one solution for both the delivery and manufacturing requirements; and therefore, the CD/ DVD manufacturing and distribution operations are integral to one another. Meeting the logistical requirements of EDC customers is the core competency of this business. Consequently, resource allocation considers distribution essential for attracting and retaining manufacturing business. The nature of the products and services in EDC’s two geographic markets are similar. The primary customers are two divisions of one company.
Leases
      The Company leases manufacturing, warehouse, and office facilities and equipment under operating leases. The office leases generally include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for EDC’s facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater. Contingent rentals are estimated based on provisions in the lease and historical trends.
Results of Continuing Operations
      The following table and discussion present the material changes in the consolidated results of operations of the Company for the periods indicated:

	Twelve Months Ended December 31,

				2005 to 2004	2004 to 2003
	2005	2004	2003	$ Change	$ Change

Revenue
Entertainment	$189,588	$—	$—	$189,588	$—
Messaging	78,230	50,575	58,159	27,655	(7,584)

Consolidated	$267,818	$50,575	$58,159	$217,243	$(7,584)

Gross Margin
Entertainment	$38,302	$—	$—	$38,302	$—
Messaging	45,080	24,704	27,157	20,376	(2,453)

Consolidated	$83,382	$24,704	$27,157	$58,678	$(2,453)

Operating Income (Loss)
Entertainment	$10,385	$—	$—	$10,385	$—
Messaging	2,816	(9,269)	(15,952)	12,085	6,683

Consolidated	$13,201	$(9,269)	$(15,952)	$22,470	$6,683

Income (Loss) From Continuing Operations, Before Tax and Minority Interest
Entertainment	$6,526	$—	$—	$6,526	$—
Messaging	4,933	(8,195)	(14,471)	13,128	6,276

Consolidated	$11,459	$(8,195)	$(14,471)	$19,654	$6,276

Income (Loss) From Continuing Operations
Entertainment	$2,908	$—	$—	$2,908	$—
Messaging	4,676	(8,140)	(14,498)	12,816	6,358

Consolidated	$7,584	$(8,140)	$(14,498)	$15,724	$6,358

Year Ended December 31, 2005 compared to 2004
      On a consolidated basis, the increase in revenues is primarily due to $189.6 million of revenue for 2005 from the Company’s new EDC division that was acquired on May 31, 2005. The increase in Messaging revenue was primarily due to sales to Messaging’s North American customers’ to accommodate their subscriber growth and international sales including to South African wireless carrier MTN. The improvement in operating income was primarily due to $10.4 million from EDC and Messaging’s $12.1 million improvement resulting from increased revenue and gross margin dollars partially offset by higher operating expenses.
EDC
      Revenues. The EDC division was formed on May 31, 2005 with the acquisition of Universal’s U.S. and central European CD and DVD manufacturing and distribution operations. During 2005, Universal individually accounted for approximately 91% of EDC’s revenue. Total revenue since the date of acquisition was $189.6 million, of which 50% was international. Product sales in 2005 were $137.9 million and distribution services revenues were $51.7 million. EDC successfully solicited and delivered approximately 1.6 million units of new third party business in 2005 that complemented peak period demands. This new business came from three new customers. EDC’s revenues were also impacted by increased raw material costs that are passed through to Universal under the terms of the ten-year supply agreements. The Company expects growth in 2006 to be driven by reversionary business from Universal and additional third party business.
      Gross Margins on Product Sales and Services. Gross margins were 20% of revenues during 2005. Gross margins on product revenue were $23.0 million, or 16.7% of revenues and on service revenues were $15.3 million or 29.6% of revenues. Gross margins as a percent of revenue were impacted during 2005 by increased raw material costs that are passed through to Universal. The pass through of these costs to Universal increased revenue, but not gross margins.
      Operating Income. Operating income since the date of acquisition was $10.4 million and included $1.6 million of non-recurring charges for indirect acquisition costs and one-time employment related costs relating to the acquisition of the Universal operations and $3.7 million of amortization expense on intangible assets. The intangible assets consist primarily of 10 year manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition, and agreements with various central European customers.
      Income from Continuing Operations before Tax. Income from operations before tax since the date of acquisition was $6.5 million and included $1.9 million foreign currency transaction loss and $0.8 million foreign currency swap gain primarily related to the acquisition of EDC. Interest expense, net of interest income, of $3.6 million included $1.9 million of interest and debt issuance cost amortization relating to the $46.5 million term loan with Wachovia Bank and $1.5 million imputed interest relating to the deferred acquisition payments due to Universal and was offset by interest income of $0.8 million.
      Income from Continuing Operations. Income from continuing operations for EDC was $2.9 million and included $3.5 million of income tax expense relating to the international operations. EDC’s profits earned in the U.S. are not subject to income tax due to the utilization of the Company’s significant tax loss carry-forwards.
Messaging
      Revenues. Revenue increased to $78.2 million in 2005 primarily due to sales to North American customers to accommodate their subscriber growth and a significant increase in international sales including to South African wireless carrier MTN. International revenues increased to $25.7 million in 2005 from $8.6 million in 2004 and accounted for 33% and 17% of total net sales in 2005 and 2004, respectively. While the improved health of the telecom industry was a key factor in the increase in sales, we believe that Messaging’s success in reorganizing how it operates, renewing its focus on customer needs, and rapid development and deployment of new, innovative applications also contributed significantly to Messaging’s large increase in revenues. During 2005, four customers individually accounted for approximately 16%, 16%, 15% and 13% of total revenue from continuing operations. During 2004, four customers individually accounted for 16%, 14%, 11% and 10% of total revenue from continuing operations.
      Gross Margins on Product Sales and Services. The increase in gross margins dollars was due to increased revenue in 2005 and in 2004 margin dollars were unfavorably impacted by a $2.7 million charge as a result of a patent infringement judgment awarded to Philip Jackson. The gross margins percentage for products in 2005 was 61% compared to 46% in 2004 primarily due to the unfavorable $2.7 million charge in 2004 related to the patent infringement judgment awarded to Philip Jackson and lower fixed manufacturing cost in 2005 spread over increased 2005 product revenue. The gross margin percentage for services in 2005 was 50% compared to 53% in 2004. The decrease was primarily related to increased headcount and cost slightly offset by increased service revenue in 2005.
      Operating Income (loss). The increase in operating income was primarily a result of increased revenue and gross margin dollars partially offset by higher operating expenses in the selling, product management and marketing areas.
      Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations increased primarily due to the increase in Messaging’s operating income and an increase in interest income related to increased yields on the division’s cash, cash equivalents, restricted cash, and short-term investments.
      Income (Loss) from Continuing Operations. Income (loss) from continuing operations increased due to the increase in income from operations before tax partially offset by $0.3 million of income tax expense relating to the international operations. Although the segment’s U.S. operations were profitable in 2005, no income tax provision is recorded due to NOLs available in the U.S. that we will use to offset current tax. Additionally, the Company is maintaining a full valuation allowance on its U.S. deferred tax assets until it reaches an appropriate level and consistency of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2005. In the event we determine that the Company would be able to realize its deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Year Ended December 31, 2004 compared to 2003
      Revenues. Revenue for product sales decreased in 2004 primarily due to reduced capital spending by the Company’s customers and to price reductions necessitated by price competition. Service revenue increased due to increased post installation support revenue resulting from the growth of the installed based of messaging systems. International revenues increased to $8.6 million in 2004 as compared to $6.5 million in 2003 and accounted for 17% and 11% of total net sales in 2004 and 2003, respectively. The increase in international revenue was due primarily to sales through new distribution channels. During 2004, four customers individually accounted for approximately 16%, 14%, 11% and 10%, of total revenue of continuing operations. During 2003, three customers individually accounted for 29%, 13% and 12% of total revenue from continuing operations.
      Gross Margins on Product Sales and Services. The decrease in total gross margin was due primarily to a $2.7 million charge as the result of a patent infringement judgment awarded to Philip Jackson. However, service margins increased in 2004 due to reduced support costs as a result of the 2003 restructuring activities and to a higher volume of services that resulted in increased efficiencies. Additionally, profit margins in 2003 were lower due in large part to a $1.6 million charge for the loss on an unfavorable contract with one of its major customers.
      Operating Loss. The decrease in operating loss was primarily a result of a decrease in operating expenses primarily attributable to reduced employee related costs and facility costs resulting from the 2002 and 2003 restructuring activities and a decrease in research and development expenses as the result of the Company’s completing the core development of its next generation Versera ICE platform product in 2004, partially offset by increased marketing expenses and costs incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, 2003 results were impacted by approximately $2.5 million of restructuring charges.
      Loss from Continuing Operations before Tax. The Company’s decrease in loss from continuing operations before tax was primarily due to the decrease in its operating loss partially offset by a decrease in interest income related to lower yields on investment instruments during most of 2004 and an increase in interest expense relating to a patent infringement judgment against the Company.

      Loss from Continuing Operations. Loss from continuing operations decreased due to the decrease in loss from operations before tax and a tax benefit recorded in 2004 related to foreign tax on earned income from foreign operations.
Contractual Obligations
      The following table summarizes the Company’s contractual obligations, as discussed in the Notes to consolidated financial statements, as of December 31, 2005 (in thousands):

	Payments Due by Period

	Total	2006	2007	2008-2009	Thereafter

Long-term debt(1)	$81,110	$14,935	$21,533	$33,718	$10,924
Loans from employees(2)	5,246	1,132	1,056	921	2,137
Operating leases(3)	56,250	7,893	6,829	13,856	27,672
Pension obligations(4)	22,419	417	473	1,205	20,324
Purchase obligations(5)	9,051	7,013	1,019	1,019	—
Guarantee of lease obligation(6)	315	315	—	—	—

Total	$174,391	$31,705	$30,910	$50,719	$61,057

(1)	Long-Term Debt includes a commercial bank loan, a capital lease and deferred acquisition payments due to Universal. See Note 19 to the consolidated financial statements.

(2)	Loans from employees. See Note 19 to the consolidated financial statements.

(3)	The Company leases manufacturing, distribution and office facilities, and equipment under operating leases.

(4)	Pension obligations. A significant portion of this balance will be settled using cash held in escrow. See Note 21 to the consolidated financial statements.

(5)	The amount represents cancelable and non-cancelable purchase agreements for inventory.

(6)	The Company is contingently liable for a building lease of a former subsidiary
      The commercial bank loan contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) the Company’s ability to pay dividends or make acquisitions outside its current industries; (iii) EDC’s ability to make any payments to the Company in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
      The Company has additional liabilities for defined benefit plans not included in the above table. See Notes 2 and 21 to the consolidated financial statements.
Off-Balance Sheet Arrangements
      The Company has no off-balance sheet arrangements including special purpose entities.
Financial Condition and Liquidity
      Overview. At December 31, 2005, the Company had cash and cash equivalents, restricted cash and short-term investments totaling $119.1 million. The restricted cash of $40.3 million consisted primarily of cash and cash equivalents to fund the payment of German pension obligations and repayment of loans from employees of EDC’s German operations and funds deposited by the Company to collateralize the EDC credit facility. At December 31, 2005, Glenayre’s principal source of liquidity was its $78.8 million of unrestricted cash and cash equivalents. The Company’s cash generally consists of money market demand deposits and the Company’s cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. There were no short-term investments at December 31, 2005.
      At December 31, 2005 EDC has an available balance of $51.5 million on a credit facility with Wachovia Bank, which consists of a $41.5 million five year term loan and a $10.0 million revolving line of credit. As of December 31, 2005, no draws were made against the $10.0 million line of credit, and it is available as a source of liquidity, if required.
      We expect to use our cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of our existing products and markets within both the Messaging and EDC divisions, liabilities related to discontinued operations, and potential further acquisitions.
      At December 31, 2005, approximately $2.2 million in discontinued operations liabilities remained outstanding of which we anticipate disbursements of approximately $186,000 during 2006. The balance relates to estimated international business tax obligations that are due currently, but are not expected to be paid until foreign jurisdictions review the Company’s filings and seek payment.
      Operating Activities. Cash provided by operating activities in 2005 of $39.5 million was primarily due to EDC’s acquisition of the Universal operations on May 31, 2005. Cash (used in) operating activities in 2004 of $2.3 million was due primarily to the losses from continuing operations, including both continuing and discontinued operations.
      Restricted cash increased due primarily to placing cash and cash equivalents in escrow to fund the payment of certain employee related obligations of EDC’s European operations and to the cash collateralization of the credit facility. See Note 7 to the Company’s consolidated financial statements.
      The increase in accounts receivable from continuing operations was due primarily to revenues from EDC. At December 31, 2005 EDC’s accounts receivable, which represented less than one month of sales, totaled $16.1 million. Increased Messaging revenues also contributed to the increase in accounts receivable. Messaging’s international sales have longer terms than domestic sales and consequently, the increase in international sales lengthened the accounts receivable turnover.
      The increase in inventories was primarily due to raw material inventory related to the acquisition of EDC and to new Messaging products shipped to customers prior to December 31, 2005, where revenue recognition requirements had not been met at December 31, 2005.
      Prepaid expenses and other current assets were $12.2 million at December 31, 2005. Included in prepaid expenses and other current assets were $7.9 million resulting from other customer receivables and pass-through costs relating to the acquisition of the Universal manufacturing and distribution operations by EDC. The majority of the other customer receivables and pass-through costs relate to costs included in accounts payable and accrued liabilities, where the receivable is scheduled to be collected prior to scheduled payment date of the liability.
      The current and non-current long-term receivable of $12.6 million at December 31, 2005 relates to the seller receivable resulting from EDC’s acquisition of the Universal operations on May 31, 2005. Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, the seller is required to reimburse EDC for liabilities, net of accounts receivable and other receivables, assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the seller receivable. See Note 2 to the consolidated financial statements.
      The increase in accounts payable, accrued liabilities and income taxes payable was primarily due to assumption of liabilities by and activity from EDC.
      Deferred revenue for the Company’s messaging business increased $5.2 million due primarily to messaging products shipped to customers prior to December 31, 2005, but revenue recognition requirements had not been met at December 31, 2005.

      Pension and other defined benefit obligations increased primarily due to the acquisition of EDC. The pension plans for EDC are not funded and therefore have no plan assets. We intend to fund the pension benefits using funds in escrow included in restricted cash. The pension plans are closed to new entrants.

Investing Activities
      On May 31, 2005, the Company acquired Universal’s U.S. and central European CD and DVD manufacturing and distribution operations for a purchase price of approximately $127.0 million. See detail information in Note 2 to the consolidated financial statements. The Company spent $2.3 million, $2.1 million and $3.6 million in 2005, 2004 and 2003, respectively, on equipment used in its Messaging operations, and $6.0 million during the seven months ended December 31, 2005 for equipment used in its EDC operations. We anticipate that 2006 property, plant and equipment purchases related to its Messaging and EDC operations will approximate $2.9 and $23.0 million, respectively.
      In 2005, EDC purchased, upgraded and installed pre-owned CD manufacturing equipment increasing the nominal daily CD capacity of the North Carolina operations to 825,000 CD’s per day from 750,000. EDC also installed additional automated packaging equipment and a network mastering system in support of improving efficiencies. Additionally, regarding its International operations, EDC installed additional DVD capacity and optimized the warehouse conveyor systems resulting in better utilization of labor and higher through put. The capacity increase was implemented utilizing the existing work force without adding employees. The savings from these projects are expected to be fully realized in 2006.
      EDC’s capital spending in 2006 is expected to be in the range of $23 million and includes approximately $3.5 million related to equipment for new packaging configurations that will be funded by Universal. The remaining $19.5 million includes $3.5 million of planned expenditures for 2005 that were moved into the first half of 2006. The 2006 capital budget will be spent on strategic projects, including additional DVD capabilities, and for normal replacement projects.

Financing Activities
      EDC entered into a Senior Secured Credit Facility with a commercial bank to partially fund the purchase of the Universal operations for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million and a revolving credit facility of $10.0 million. As of December 31, 2005, the total outstanding amount of the facility was $51.5 million consisting of a term loan of $41.5 million and a $10.0 million revolving credit facility, which was unused as of December 31, 2005. Additional acquisition funding was supplied by Universal through deferred payments totaling $39.8 million, discounted using 6.52% and translated at the May 2005 Euro to U.S. dollar exchange rate of 1.2474. At December 31, 2005, $34.9 million of these deferred payment obligations remained. EDC reduced its total debt by $10.5 million in December 2005 with scheduled payments to Wachovia and Universal. See detailed information in Note 19 to the consolidated financial statements.
      During 2005, 2004 and 2003, the Company issued Company common stock in connection with purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options and other awards totaling $1,703,000, $434,000 and $841,000 respectively. In addition, $772,000 was contributed in 2005 for minority interest ownership in EDC.
      Income Tax Matters. Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. At December 31, 2005, the Company had U.S. and international net operating loss carryforwards (“NOLs”) aggregating approximately $322.0 million, which may be used to offset future taxable income and reduce federal and international income taxes. These NOLs begin to expire in 2006 as noted in the table below.
Expiration of NOLS (In millions)

	Unrestricted	Restricted
	U.S.	U.S.	INT’L*	Total

2006	$—	$0.2	$—	$0.2
2007	—	1.8	—	1.8
2008	—	3.3	—	3.3
2009	—	3.8	3.7	7.5
2010	—	5.9	41.4	47.3
2011	—	9.0	—	9.0
2012	—	9.4	—	9.4
2019	44.3	—	—	44.3
2020	50.6	—	—	50.6
2021	65.0	—	—	65.0
2022	13.4	—	—	13.4
2023	20.7	—	—	20.7
2024	48.4	—	—	48.4
2025	1.1	—	—	1.1

TOTAL	$243.5	$33.4	$45.1	$322.0

*	International NOL’s are primarily related to Canada.
      Summary. We believe that the Company’s current cash reserves together with its ability to establish borrowing arrangements will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and the discontinued operations and (ii) make potential acquisitions and strategic investments.
Outlook

EDC:
      The year ahead offers certain challenges, but also significant opportunities for EDC. In 2006, we will continue to implement our growth strategy by adding new customers, prudently adding capacity, expanding service capabilities and increasing reach throughout the world. Additionally, during 2006 we plan to focus on maintaining high service level commitment to Universal and to implement various strategic initiates to drive costs down over time. We expect to achieve results from these initiatives during the first half of 2006. Under our manufacturing and distribution agreements with Universal, EDC also has the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements in the United States and central Europe that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three and one half years.

Messaging:
      In the coming quarters, we will continue our focus on aggressively selling and marketing Versera ICE, defining and developing new and enhanced applications, and building a larger and stronger team to meet the needs of our expanding customer base. We are also actively evaluating potential acquisitions in the messaging industry that would further strengthen the business and broaden the range of products offered to communications service providers.

      Purchasing activity by communication service providers will continue to be variable. Key growth drivers for 2006 include:

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
      We expect that service providers will continue to seek to differentiate themselves in increasingly competitive markets by offering high-demand solutions. Messaging continues to invest aggressively in applications and services to help wireless, wireline, cable and broadband operators enhance their competitive positions.
      We also expect that reducing the total cost of ownership of communications systems will remain a primary concern for communication service providers. By providing open, standards-based platforms, we believe we are well positioned to help service providers offer competitive services with a lower total cost of ownership.

Strategic Initiatives
      We expect to continue our search for additional acquisition targets in both Messaging’s and EDC’s industries. EDC’s disciplined acquisition strategy is to only look at acquisitions that add capacity with a proven customer base and/or expand service capabilities throughout the world as we look to lever the strong foundation we now have. EDC continues to develop its strategy with regard to digital initiatives while exploring unique opportunities in the digital arena.
      This Outlook section contains forward-looking statements that are subject to the risks described above in Part 1, Item 1A, Risk Factors.
Subsequent Event
      On March 1, 2006, EDC entered into a non-binding Letter of Intent and Exclusivity Agreement to acquire Australian DVD/ CD manufacturer and distributor AAV Regency (“AAVR”). The Letter of Intent provides for a 90-day exclusivity period during which AAVR will negotiate exclusively with EDC with regard to an acquisition. The transaction is subject to customary conditions, including due diligence, financing, satisfaction of closing conditions and negotiation of a definitive agreement. We anticipate that the AAVR acquisition would be financed partially with cash contributed by the Company and debt.
      The AAVR operations, that currently generate strong cash flows from their existing customer base, would provide EDC with the ability to extend services to Universal and other third party customers in regions beyond the markets where EDC currently operates in the U.S. and central Europe. This acquisition would also deliver synergy opportunities, including AAVR’s ability to leverage off of EDC’s considerable global buying power and operational expertise. We anticipate that the addition of AAVR would increase EDC’s cash flow from operations, excluding capital expenditures, by at least 25% on an annual basis, while building on EDC’s position as one of the leading global supply chain services companies to the entertainment industry.
      The above forward looking statements regarding the potential acquisition of AAVR are based upon our current forecasts, expectations and assumptions, which are subject to a number of risks and uncertainties that could cause the actual outcomes and results to differ materially. These factors include, but are not limited to the potential inability to enter into a definitive agreement prior to expiration of the exclusivity period, the potential failure to close the transaction after a definitive agreement is entered into and the Company’s potential inability to receive the anticipated benefits from the proposed transaction.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The Company is subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives except for a cross currency rate swap discussed below.
Interest Rate Risk
      The Company has variable rate debt that is not hedged by interest rate swaps. A 100 basis point change in the interest rate would affect earnings by approximately $415,000 per year, based on variable rate balances outstanding at December 31, 2005.
      Changes in interest rates would also affect the Company’s investment portfolio. The Company’s investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities. We typically invest surplus cash in these types of securities for periods of relatively short duration. Although the Company is exposed to market risk related to changes in short-term interest rates on these investments, we manage these risks by closely monitoring market interest rates and the duration of its investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, we believe that fluctuations in short-term interest rates will not have a material adverse effect on the Company’s results of operations.
Foreign Currency Risk
      The Company operates internationally and is exposed to movements in foreign currency exchange rates primarily related to its German manufacturing and distribution operations. Approximately 51% of the revenues and 46% of the expenses for EDC were transacted in Euros during 2005. The Company also has demand deposits denominated in non-functional currencies. The Company entered into a cross currency rate swap agreement with a commercial bank to offset the effect of exchange rate fluctuations on its loan to its German subsidiary.
      At December 31, 2005, approximately $759,000 or less than 1% of the Company’s cash and cash equivalent balances were denominated in non-functional currencies. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record an exchange loss of approximately $76,000. Conversely, if the value of the dollar declines by 10%, the Company would record an exchange gain of approximately $76,000. The Company seeks to mitigate the risk associated with non-functional currency deposits by monitoring and limiting the total cash deposits held in non-functional currencies. Additionally, we may seek to mitigate the risk by entering into currency hedging transactions. The Company was a party to a hedge transaction as of December 31, 2005 as described in Derivative Activities above.
Credit Risk
      Credit risk represents the loss that the Company would incur if counterparty fails to perform under its contractual obligations. The Company has established controls to determine and monitor the creditworthiness of customers. Credit concentration exists when a group of customers have similar business characteristics and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Messaging’s customer base is comprised primarily of communications service providers resulting in a concentration of credit risk for the division in the telecommunication industry. EDC’s primary customer is Universal.
      Other financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments and a currency swap. The Company places its temporary cash investments and currency swap with large diversified entities with operations throughout the U.S.

Item 8.	Financial Statements and Supplementary Data
      The consolidated financial statements of the Company and its wholly owned and controlled majority owned subsidiaries as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, as well as the report of independent registered public accounting firm thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedule is set forth below.
      All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Glenayre Technologies, Inc.
      We have audited the accompanying consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glenayre Technologies, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 15, 2006

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$78,803	$82,691
Short-term investments	—	12,180
Restricted cash	10,602	30
Accounts receivable, net of allowances for doubtful accounts of $489 and $444 for 2005 and 2004, respectively	29,148	7,695
Current portion of long-term receivable	7,530	—
Inventories, net	15,620	6,163
Prepaid expenses and other current assets	12,231	2,863

Total Current Assets	153,934	111,622
Restricted cash	29,727	—
Property, plant and equipment, net	62,340	8,812
Long-term receivable	5,106	—
Goodwill and intangible assets	59,642	—
Other assets	6,883	848

TOTAL ASSETS	$317,632	$121,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,990	$3,552
Accrued and other liabilities	40,395	6,919
Income taxes payable	9,704	4,993
Deferred revenue	9,003	3,754
Loans from employees	1,132	—
Current portion of long-term debt	14,530	—
Accrued liabilities, discontinued operations	2,174	3,284

Total Current Liabilities	105,928	22,502
Other non-current liabilities	3,353	847
Loans from employees	4,113	—
Pension and other defined benefit obligations	29,281	2,650
Long-term debt	61,868	—
Deferred income taxes	8,462	—
Accrued liabilities, discontinued operations	61	98

Total liabilities	213,066	26,097
Minority interest	886	—
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2005 — 68,063,799 shares; 2004 — 66,820,124 shares	1,361	1,336
Additional paid in capital	364,376	362,698
Accumulated deficit	(260,874)	(268,849)
Cumulative translation adjustment, net of tax	(1,183)	—

Total Stockholders’ Equity	103,680	95,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,632	$121,282

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share
	amounts)
REVENUES:
Product sales	$190,893	$30,423	$40,795
Service revenues	76,925	20,152	17,364

Total Revenues	267,818	50,575	58,159

COST OF REVENUES:
Cost of sales	135,515	16,491	20,619
Cost of services	48,921	9,380	10,383

Total Cost of Revenues	184,436	25,871	31,002

GROSS MARGIN:	83,382	24,704	27,157
OPERATING EXPENSES:
Selling, general and administrative expense	52,344	20,405	23,012
Provision for doubtful receivables, net of recoveries	54	92	(291)
Research and development expense	14,102	13,396	18,187
Restructuring expense	(48)	80	2,201
Amortization of intangible assets	3,729	—	—

Total Operating Expenses	70,181	33,973	43,109

OPERATING INCOME (LOSS)	13,201	(9,269)	(15,952)

OTHER INCOME (EXPENSES):
Interest income	2,914	1,203	1,489
Interest expense	(3,631)	(228)	(61)
Unrealized gain on currency swap, net	789	—	—
Transaction loss, net	(1,914)	—	—
Other income	97	15	27
Gain on disposal of assets, net	3	84	26

Total Other Income (Expenses)	(1,742)	1,074	1,481

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	11,459	(8,195)	(14,471)
Provision (benefit) for income taxes	3,761	(55)	27
Minority interest	114	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,584	(8,140)	(14,498)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	391	12,659	16,131

NET INCOME	$7,975	$4,519	$1,633

INCOME (LOSS) PER COMMON SHARE(1):
Income (loss) from continuing operations	$0.11	$(0.12)	$(0.22)
Income from discontinued operations	0.01	0.19	0.25

Net income per weighted average common share	$0.12	$0.07	$0.02

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION(1):
Income (loss) from continuing operations	$0.11	$(0.12)	$(0.22)
Income from discontinued operations	0.01	0.19	0.25

Net income per weighted average common share — assuming dilution	$0.11	$0.07	$0.02

(1)	Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

					Accumulated
	Common Stock				Other
			Contributed	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Income

	(In thousands)
Balances, December 31, 2002	65,448	$1,308	$361,485	$(275,001)	$—
Net income				1,633		$1,633

Comprehensive income						$1,633

Shares issued for ESP Plan, other Awards and option exercise	973	20	821
Repurchase of common stock	(36)	(1)	(33)

Balances, December 31, 2003	66,385	1,327	362,273	(273,368)	—
Net income				4,519		$4,519

Comprehensive income						$4,519

Shares issued for ESP Plan, other Awards and option exercise	435	9	425

Balances, December 31, 2004	66,820	1,336	362,698	(268,849)	—
Net income				7,975		$7,975
Foreign currency translation, net of tax of $0					(1,183)	(1,183)

Comprehensive income						$6,792

Shares issued for ESP Plan, other Awards and option exercise	1,244	25	1,678

Balances, December 31, 2005	68,064	$1,361	$364,376	$(260,874)	$(1,183)

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,975	$4,519	$1,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,975	1,783	1,104
Unrealized gain on currency swap	(789)	—	—
Gain on adjustment to discontinued operations accrual	(520)	(3,882)	(13,681)
Foreign currency transaction loss	1,854	—	—
Minority interest	114	—	—
Income tax benefit — discontinued operations	—	(1,828)	(2,566)
Net realizable value adjustment on disposal of property, plant and equipment	—	—	1,842
Other	5	(84)	(676)
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(959)	3,118	(2,931)
Accounts receivable	(16,085)	2,074	(4,185)
Inventories	(4,377)	(335)	1,115
Assets held for sale, discontinued operations	—	—	(772)
Other current assets, discontinued operations	—	3,374	—
Prepaids and other current assets	(5,548)	317	3,518
Minority interest	7,133	—	—
Other assets	74	(17)	(61)
Accounts payable	14,148	410	(84)
Deferred revenue	5,249	(615)	2,670
Accrued liabilities and income taxes payable	20,221	(10,608)	(716)
Other liabilities	(2,008)	(503)	(736)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	39,462	(2,277)	(14,526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from property, plant and equipment	—	—	8,208
Purchases of property, plant and equipment	(8,274)	(2,146)	(3,629)
Maturities of short-term securities	12,180	20,827	10,877
Asset and share purchase of EDC, net of cash acquired	(66,207)	—	—
Cash restricted under long-term borrowing agreement	(16,500)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(78,801)	18,681	15,456

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing, net of costs	45,444	—	—
Repayment of long-term borrowing	(10,454)	—	—
Proceeds from sales of LLC interest in subsidiary	772	—	—
Issuance of common stock	1,703	434	841
Purchase of treasury stock	—	—	(34)

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,465	434	807

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,014)	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,888)	16,838	1,737
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	82,691	65,853	64,116

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,803	$82,691	$65,853

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for Interest	$2,854	$197	$23
Cash paid during the period for Income taxes	$74	$334	$175
SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      On May 31, 2005 the Company completed the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (see Note 2).
See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

1.	Business and Basis of Presentation
      Glenayre Technologies, Inc. and its wholly owned and controlled majority owned subsidiaries (“Glenayre” or the “Company”) is an international company in the communications and entertainment industries. The Company has two reportable business segments: Entertainment Distribution Company (“EDC”) and Glenayre Messaging (“Messaging”). The EDC business provides pre-recorded products and distribution services to the entertainment industry. The primary customer is Universal Music Group. The Messaging business is an established global provider of network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. Its customers are communications service providers (“CSPs”) around the world, including wireless and fixed network carriers, as well as broadband and cable service providers. Messaging’s products enable CSPs to provide their customers with a variety of messaging and enhanced services such as voice mail, video mail, missed call notification, and text and picture messaging.
      The Company’s operations also include its Wireless Messaging (Paging) business, which the Company began exiting in May 2001. Consequently, the operating results of the Paging segment are reported as discontinued operations in the accompanying financial statements. See Note 16.

2.	Acquisition of EDC
      On May 31, 2005, the Company completed the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) for a purchase price of approximately $127.0 million, using the May 2005 Euro to US dollar exchange rate of 1.2474. The results of operations of the acquired operations have been included in the consolidated financial statements of the Company since the acquisition date. The acquisition was made through EDC, a newly formed division of Glenayre. The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it immediately became the exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of distribution requirements for the U.S. and central Europe (see Note 6). Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s U.S. and central Europe requirements that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three and one half years.
      The U.S. CD and DVD manufacturing and distribution operations were acquired under an Asset Purchase Agreement. The central European CD and DVD manufacturing and distribution operations were acquired under a Share Purchase Agreement. The acquired assets include Universal’s manufacturing and distribution operations in Hanover, Germany, its manufacturing operations in Grover, North Carolina, and its distribution operations in Fishers, Indiana, Reno, Nevada and Wilkes-Barre, Pennsylvania. EDC is leasing all of the facilities with the exception of the manufacturing facility in Grover, North Carolina, which it acquired from Universal.
      The purchase price consisted of $81.6 million cash paid at closing, $39.8 million in deferred payments to Universal and $5.6 million for various contingent payments and transaction costs, using the May 2005 Euro to US dollar exchange rate of 1.2474. The purchase price is subject to post-closing adjustments. Of the purchase price paid at closing, $30.5 million was for the U.S. operations, €35.5 million ($44.3 million) was for the central European operations, and the balance constituted transaction expenses.
      Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments that had a net present value using a discount rate of 6.52% totaling approximately $39.8 million at acquisition, using the May 2005 Euro to US dollar exchange rate of 1.2474.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The US contracts are denominated in US dollars, and the international contracts are denominated in Euros. Using the same May exchange rate, these long-term obligations totaled $46.0 million undiscounted and are due as follows (shown as undiscounted amounts):

	Amounts Due	Amounts Due
Payment Due Date	in US$	in Euros

December 15, 2005	$2,700	€2,000
May 31, 2006	4,800	2,600
May 31, 2007	7,700	4,600
May 31, 2008	8,100	4,600
May 31, 2009	1,400	—
Each December 15th starting in 2005 through 2014	—	325

Total	$24,700	€17,050

      Under the terms of the share purchase agreement, EDC must pay to Universal 75% of the profit earned during the first term, and 50% of the profit earned during the first renewal term on the revenue derived from two third party distribution services agreements assumed as part of the acquisition. The initial term of the agreement with the first third party expired July 31, 2005 and was renewed for one annual term. The initial term of the agreement with the second third party expired December 31, 2005 and was renewed for a two-year term. The profit is defined as earnings before interest and taxes. The contingent consideration included in the purchase price totals €4.3 million ($5.3 million) consisting of €2.4 million ($3.0 million) for actual consideration for the seven months ended December 31, 2005 and €1.9 million ($2.3 million) for estimated consideration due for the twelve months ended December 31, 2006, using the May 2005 Euro to US dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005 are approximately €310,000 ($367,000) for consideration earned but not paid as of December 31, 2005, and €1.9 million ($2.2 million) for the estimated amount payable for the twelve months ended December 31, 2006, using the December 2005 Euro to US dollar exchange rate of 1.1844.
      EDC was capitalized with a $35.0 million equity capital contribution from Glenayre. Following the closing, members of EDC management purchased $772,000 of Glenayre’s equity interest. In addition, certain profits interests were issued at closing to EDC management, Universal and the Company’s financial advisor that will entitle these parties to up to 30% of EDC’s distributed profits, after Glenayre has received a return of its equity capital contribution and certain internal rate of return hurdles and other conditions have been met. See Note 6.
      To fund the balance of the purchase price and provide for working capital needs, EDC obtained a senior secured credit facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million repayable over five years, and a revolving credit facility of $10.0 million. Glenayre collateralized $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date. Additionally, substantially all of EDC’s assets, with a carrying value of $176.2 million at December 31, 2005, are pledged as collateral to secure obligations under the Credit Facility.
      The acquisition was accounted for as a purchase business combination in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price is being allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. Identifiable intangible assets acquired include 10-year manufacturing and distribution services supply agreements between EDC and Universal Music Group (see Note 6). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the fair

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
values of the identifiable intangible assets are being amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. The purchase price is being allocated to the assets and liabilities based upon their estimated fair value at the date of the acquisition as noted below. Included in the assets purchased using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474 was €30.8 million ($38.4 million) of cash contributed by the seller including €25.4 million ($31.7 million) to fund certain net liabilities assumed by EDC as described below and the remaining €5.4 million ($6.7 million) to meet certain German regulatory requirements. During the fourth quarter of 2005 the Company completed its valuation of the tangible assets and adjusted the amount previously allocated to property, plant and equipment. The preliminary allocation of the purchase price to intangible assets and goodwill was based on calculations of the present value of the supply agreements and customer relationships. We are in the process of finalizing valuations of these supply agreements and customer relationships and they are subject to adjustment as additional information is obtained. This additional information includes, but may not be limited to, valuations for the profits interests granted to the investment banker, Universal and certain EDC management, and for management members’ right to force sell (put) their ownership to EDC or the Company have not been finalized, and therefore allocations for these items have not yet been assigned.

Preliminary
Estimated Fair Value at
Acquisition Date

Cash	$38,374
Accounts Receivable	5,726
Other Receivables	2,229
Inventories	9,864
Prepaid Assets	1,782
Property, Plant & Equipment	55,549
Long-term Receivable from Universal**	20,667
Deferred Financing Fees	1,056
Intangible Assets	65,383
Accounts Payable and Accrued Expenses	(28,548)
Deferred Tax Liability	(9,176)
Long-Term Liabilities	(35,933)

Total	$126,973

**	Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, the seller is required to reimburse EDC for €41.9 million ($52.3 million) relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligation, will be adjusted through the seller receivable. To fund the payment of these obligations, Universal contributed €25.4 million ($31.7 million) of cash at the closing of the acquisition, €6.1 million ($7.6 million) subsequent to closing, and will contribute the remaining €10.4 million ($13.0 million) as future obligations become due. €19.3 million ($24.1 million) of the cash contributed at the closing of the acquisition will be held in escrow until May 31, 2010 to fund various long-term pensions and other employee related obligations, many of which extend beyond 2010. Conversions to U.S. dollars are based on the May 31, 2005 exchange rate of 1.2474.
      The unaudited financial information in the table below summarizes the combined results of operations of Glenayre and EDC, on a pro forma basis, as though the companies had been combined as of the first day of

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the first day of the earliest period presented. The pro forma financial information for the twelve months ended December 31, 2005 includes the business combination accounting effect on historical EDC revenues, adjustments to depreciation on acquired property, and acquisition costs reflected in Glenayre’s and EDC’s historical statements of operations for periods prior to the acquisition.
      The unaudited pro forma financial information for the twelve months ended December 31, 2005 and 2004 combines the historical results for Glenayre and EDC for those periods.

	For the Year Ended
	December 31,

	2005	2004

Total revenues	$383,865	$330,950
Net income (loss) from continuing operations	$5,567	$(9,534)
Net income from discontinued operations	$391	$12,659

Net income	$5,958	$3,125

Basic net income per share	$0.09	$0.05
Diluted net income per share	$0.09	$0.05

3.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements of Glenayre are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of Glenayre and its wholly owned as well as controlled majority owned subsidiaries and have been prepared from records maintained by Glenayre and its subsidiaries in their respective countries of operation. The consolidated accounts include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interest of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation. The Company does not have any equity or cost method investments.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
      We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These short-term investments generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities.
      The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities with operations throughout the U.S. and Company policy is designed

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
to limit exposure to any one institution. We perform periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy.

Short-Term Investments
      Short-term investments consist of highly liquid investments purchased with original maturities of greater than three months and less than twelve months when purchased.

Available-for-Sale Securities
      The Company had marketable securities that were classified as available-for-sale and recorded at current market value in other assets. Net unrealized gains and losses on marketable securities available-for-sale are recorded to stockholders’ equity as a component of Other comprehensive income, net of tax. In the fourth quarter of 2003 the Company wrote off its investment in a non-public company that was classified as available-for-sale of $25,000. This other than temporary declines in value was determined based upon our review of the valuations of publicly traded companies in similar sectors and other factors such as the status of the investees’ technology, operating performance and financial condition. This decline in value judged to be other-than-temporary on available-for-sale securities is included in Other income (expense) in the Company’s consolidated statements of operations.

Held-to-Maturity Securities
      The Company’s short-term investments are classified as held-to-maturity and reported at amortized cost.

Fair Value of Financial Instruments
      The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.
      The use of derivative instruments is limited to non-trading purposes. The estimated fair values of derivative instruments are calculated based on market rates. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current credit-worthiness of the counterparties. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, the derivatives held by the Company do not qualify for hedge accounting, and accordingly, we record the gains and losses from the derivative instruments in earnings.

Accounts Receivable, Net
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a quarterly basis we calculate a reserve based on the aging of receivables and either increase or decrease the estimate of doubtful accounts accordingly. Additional allowances may be required if customers’ financial condition deteriorate, resulting in an impairment of their ability make payments. Such allowances, if any, would be recorded in the period the impairment is identified.

Inventories
      Inventories are valued using first in, first out method and are valued at the lower of average cost or net realizable value. On a quarterly basis we assess the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The Company does not own the finished goods and component parts produced by the EDC division. Consequently, reserves are minimal and relate primarily to raw materials. EDC inventories at December 31, 2005 were $5.7 million, net of reserves of $346,000.
      For Messaging, the reserve requirements generally increase as projected demand requirements decrease due to market conditions, technological and product life cycle changes, and longer than previously expected usage periods. Messaging has experienced changes in required reserves in recent periods due to the introduction or discontinuances of product lines, as well as changing market conditions. As a result, charges for obsolescence and slow-moving inventory were approximately $20,000, $212,000 and $844,000 during 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, inventories for messaging of $9.9 million and $6.2 million, respectively, were net of reserves of approximately $2.4 million and $2.7 million, respectively. The decline in inventory reserves for messaging during 2005 and 2004 was due to the disposition of obsolete and excess inventory.
      It is possible that significant changes in required inventory reserves may continue to occur in the future if market conditions decline or if additional product lines are discontinued. In connection with the introduction of new products and services, as well as in an effort to demonstrate its products to new and existing customers, Messaging, from time to time, delivers new product test systems for demonstration and test to customer third-party locations. The Company expenses the cost associated with new product test equipment upon shipment from the Company’s facilities.

Deferred Financing Costs
      Certain costs associated with debt financing are capitalized and included in Other assets on the consolidated balance sheet. These costs are amortized to interest expense over the term of the debt agreement. Amortization of deferred financing costs included in interest expense was $0.2 million for the year ended December 31, 2005.

Property, Plant and Equipment
      Property, plant and equipment, including internally developed software, are stated at historical cost. Property, plant and equipment acquired in the EDC purchase transaction are carried at fair value based on third party appraisals. Assets acquired through capital leases are capitalized and amortized over the shorter of the lease term or the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives not to exceed the life of the lease. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-29 years; internally developed software, 5-10 years). Depreciation includes amortization on assets recorded under a capital lease. See Note 12.

Goodwill and Intangible Assets
      Tangible and identifiable intangible assets are stated at their estimated fair values at acquisition. In accordance with SFAS 142, the fair values of the identifiable intangible assets are amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets. See Note 5.

Impairment of Long-Lived Assets
      The Company records the impairment or disposal of long-lived assets according to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the recoverability of long-lived assets, including property, plant and equipment and intangible assets with finite lives when events or changes

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires us to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recorded during 2005 or 2004.
      We measure impairment for goodwill according to SFAS 142. For impairment testing purposes, we determined that the reporting units for EDC were the components of the operating segment as defined in SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). The Company has two operating segments: EDC and Messaging. Each component within EDC constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component determined based on the discrete financial information available and the level of review by the segment manager. As a result of the preliminary purchase price allocation for EDC, no goodwill has been identified. Goodwill could be identified in completing the final allocation. The Messaging segment has no goodwill.

Foreign Currency Translation
      The accounts of foreign subsidiaries whose functional currency is the local currency have been translated into U.S. dollars using the current exchange rate in effect at the balance sheet date for assets and liabilities and average exchange rates during each reporting period of results for operations. The resulting gains or losses on currency translations are included as Foreign currency translation in the consolidated statements of stockholders’ equity and comprehensive income.
      For international operations for which the functional currency is the U.S. dollar, transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars. The resulting gains or losses on currency translations, which are not significant, are included in earnings in the consolidated statements of operations.

Revenue Recognition: EDC
      EDC revenue consists of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), EDC recognizes revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is probable. Product sale revenue is recorded net of fixed credits for defective products. Services revenue is recognized as services are performed. For certain components, including printed materials, the Company may act as an agent for the customer, and the customer reimburses the Company for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue.

Revenue Recognition: Messaging
      Messaging recognizes revenues in accordance with SAB 104; Emerging Issues Task Force (EITF) Issue No. 00-21: Revenue Arrangements with Multiple Deliverables (EITF 00-21); EITF Issue No. 01-9: Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (EITF 01-9); Statement of Position (SOP) 97-2, Software Revenue Recognition; EITF Issue

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
No. 03-5, Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software; and related interpretations. The Company recognizes revenue for products sold at the time delivery occurs and acceptance is determinable, collection of the resulting receivable is deemed probable, the price is fixed and determinable and persuasive evidence of an arrangement exists. Certain products have operating software embedded in the configuration of the system. Existing customers may purchase product enhancements and upgrades after such enhancements or upgrades are developed by the Company based on a standard price list in effect at the time such product enhancements and upgrades are purchased. The Company typically has no significant performance obligations to customers after the date products, product enhancements and upgrades are delivered, except for product warranties (see Estimated Warranty Costs below).
      The Company allocates Messaging revenue on arrangements involving multiple deliverables based on the relative fair value of each deliverable. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The assessment of VSOE for each element is limited to the price charged when the same element is sold separately or to that price set by the Company’s pricing authority for new products. We have analyzed all of the elements included in multiple-element arrangements and found sufficient VSOE to allocate revenue to each of the multiple-elements.
      Agreements entered into in fiscal periods beginning after June 15, 2003 are recorded using EITF 00-21, which addresses revenue recognition for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. In certain instances, the model impacts the application of SAB 104. The Company did not apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle. The Company’s adoption of EITF 00-21 did not have a significant impact on the Company’s financial position or results of operations.
      The Company recognizes Messaging service revenues from installation and repair services based on a standard price list in effect when such services are provided to customers. Installation is typically not essential to the functionality of the products sold and is usually inconsequential or perfunctory to the sale of the products. In instances where installation is essential to the functionality of the product sold, recognition of the product related revenue is deferred until the installation is completed. Revenues derived from contractual post installation support services are recognized ratably over the contract support period based on the relative fair value amount of these services.
      The Company offers discounts off the established price list as sales incentives to customers during contract negotiations. Once terms are agreed upon, the Company does not provide subsequent sales incentives. The Company accounts for the discounts as reductions to the selling prices of the Company’s products and services. Therefore the discounts are recognized in the income statement as a reduction to revenue in accordance with EITF 01-9. If market conditions were to decline, we may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Cost of Sales, Selling General and Administrative Costs
      Cost of sales includes direct and indirect manufacturing and distribution costs and inventory obsolescence. Selling, general and administrative costs include indirect overhead costs.

Shipping Costs: EDC
      EDC does not incur shipping costs for its primary customer in the United States. For its primary customer in Europe and for all other customers, shipping costs reimbursed by customers for invoice charges

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
such as freight, postage, freight packing and small order surcharges are recorded as revenue and are also included in cost of sales.

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

Estimated Warranty Costs
      Messaging products generally include a warranty for one year after sale, and a provision for estimated warranty costs is recorded at the time of sale. Factors that affect the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. On a quarterly basis we assess the adequacy of recorded warranty liabilities and adjusts the amounts as necessary. Should actual warranty experience differ from previous estimates, additional adjustments may be required.
      Messaging offers post installation extended warranty and support services, known as Glenayre Care, for Messaging products and services. One year of Glenayre Care is generally included in the price of the product. A portion of the product revenue equal to the fair value of the Glenayre Care is deferred at the time the sale of the product is recorded and recognized ratably over the support period. Once this service period expires, customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post installation support services are recognized ratably over the contracted support period.
      EDC provides its customers with a fixed credit as a compensation for defective products. Revenue for CD and DVD products are recorded net of the fixed credit.

Stock-Based Compensation
      Compensation cost for Profits Interests granted to key employees of EDC are measured as the fair value of those Profits Interests at the date of grant and are amortized over the respective vesting period.
      The Company grants stock options and issues shares under option plans and an employee stock purchase plan as described in Note 22. The Company accounts for stock option grants and shares sold under the employee stock purchase plan in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and, accordingly, records compensation expense for options granted and sales made at prices that are less than fair market value at the date of grant or sale. No compensation expense was recognized for options granted to employees because the exercise price was equal to the fair value of the shares at the date of grant.
      On December 31, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148). This pronouncement contains disclosure provisions for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting as described in SFAS No. 123, Accounting for Stock-Based Compensation or the intrinsic value method described in APB 25. The Company currently utilizes the intrinsic value method of accounting for its stock-based employee compensation described in APB 25. SFAS 148 also requires disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation reported in net income and earnings per share in annual and interim financial statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The following table compares the Company’s results from continuing operations as reported, in which stock-based compensation expense is recorded under the intrinsic value method per APB 25, compared to the pro forma results from continuing operations whereby stock-based compensation is computed under the fair value method required by SFAS No. 123R. See discussion of SFAS No. 123R (revised 2004), Share-Based Payment in the section below, Impact of Recently Issued Accounting Standards. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period, for each of the three years ended December 31:

	2005	2004	2003

Income (loss) from continuing operations — as reported	$7,584	$(8,140)	$(14,498)
Pro forma stock option expense(1)	(1,618)	(1,374)	(478)

Income (loss) from continuing operations — pro forma	$5,966	$(9,514)	$(14,976)

Income (loss) from continuing operations per common share(2) As reported	$0.11	$(0.12)	$(0.22)
Pro forma stock option expense	(0.02)	(0.02)	(0.01)

Income (loss) from continuing operations per common share — pro forma	$0.09	$(0.14)	$(0.23)

Income (loss) from continuing operations, assuming dilution(2) As reported	$0.11	$(0.12)	$(0.22)
Pro forma stock option expense	(0.02)	(0.02)	(0.01)

Income (loss) from continuing operations, assuming dilution — pro forma	$0.09	$(0.14)	$(0.23)

(1)	As a result of the significant number of terminations in 2003 resulting from restructuring activities, a credit to the pro forma stock option expense was included in the 2003 pro forma stock option expense of approximately $525,000, or $0.01 per share related to the expense previously recognized for these employees in prior years.

(2)	Income per common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

Advertising Costs
      The Company accounts for advertising costs in accordance with SOP No. 93-7, Reporting on Advertising Costs, and, accordingly, expenses advertising costs as incurred. Advertising costs were approximately $214,000, $556,000 and $137,000 during 2005, 2004 and 2003, respectively.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Exit or Disposal Activities
      The Company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) effective January 1, 2003. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity Including Certain Costs Incurred in a Restructuring (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had recognized the liability at the commitment date to an exit plan. See further discussion in Note 15.

Commitments and Contingencies
      A contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset, the reduction of a liability, a loss or impairment of an asset or an incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of SFAS No. 5, Accounting for Contingencies. We record a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending or threatened litigation is identified by the Company and such legal costs can be reasonably estimated. The Company records a loss contingency for unfavorable contracts at the time the loss is determined to be probable and the amount of loss can be reasonably estimated.
      In November 2004, the FASB issued FASB Interpretation Number 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2003. The recognition requirements have not materially impacted the Company’s financial position, cash flows or results of operations.

Income (Loss) Per Common Share
      The Company computes income (loss) per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. See Note 22.

Impact of Recently Issued Accounting Standards
      In response to the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the FASB issued Financial Staff Position (FSP) No. FAS 106-1. The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We elected to defer recognition of the effects of the Act on its post-retirement benefit plan until authoritative guidance on the accounting for the federal subsidy was issued in accordance with

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
alternatives prescribed by FSP No. FAS 106-1 which was effective for the Company beginning with the year ended December 31, 2003. FSP No. FAS 106-1 was superceded by FSP No. FAS 106-2 on May 19, 2004 and was effective for the first interim or annual period beginning after June 15, 2004. During the fourth quarter of 2005, the Company and its actuarial advisors determined that the benefits provided by the Company’s plan are actuarially equivalent to Medicare Part D. We will pursue the subsidy and will prospectively apply the provision of the various FSPs. The measure of the Accumulated Post-retirement Benefit Obligation (APBO) and net periodic post-retirement benefit cost reflect amounts associated with the subsidy effective December 31, 2005. See Note 21.
      In November of 2004, FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The FASB’s goal is to promote convergence of accounting standards internationally by adopting language similar to that used in the International Accounting Standard 2, Inventories adopted by the International Accounting Standards Board (IASB). The Boards noted that the wording of the original standards were similar but were concerned that the differences would lead to inconsistent application of those similar requirements. The guidance is effective for inventory costs incurred during the Company’s year beginning January 1, 2006. We do not believe that the adoption of the new standard will have a material impact on its financial position or results of operation.
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS 123R on January 1, 2006.
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
      The Company will use the modified-prospective method.
      Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. The Company currently uses the Black-Scholes model and will continue to use this model. All awards granted prior to July 1, 2005 will maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. The Company currently adjusts the pro forma expense for forfeitures only as they occur. The pro forma expense is allocated to the service period based on the accelerated attribution method and all the awards have graded service vesting. This method will continue for compensation costs recognized for these awards granted prior to the effective date. Under the new standard, the Company may use a straight line or accelerated attribution method and will use straight line for awards issued after the January 1, 2006.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      As permitted by SFAS 123, the Company currently accounts for share-based payment to employees using APB 25’s intrinsic value method and consequently recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on the result of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted because it will depend on levels of share-based payments granted in the future. However, had adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 22. The 2006 estimated expense for options granted through December 31, 2005 is $948,000.
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
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not expect the adoption of the provisions of SFAS 154 to have a material impact on its results of operations or financial condition.
      In June 2005, the FASB ratified EIFT Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as terms Specified in Altersteilzeit early retirement Arrangements) (EITF 05-5). An Altersteilseit (ATZ) arrangement is a program legislated in Germany to encourage employees to retire early either on a part-time or full-time basis. Under an Altersteilseit (ATZ) Early Retirement Program or similar arrangement, salary payments should be recognized ratably over the portion of the ATZ period when the employee is providing active services. Accruals for the termination benefit should be accrued ratably from the date the employee signs the ATZ contract to the end of the active service period. EITF 05-5 is effective for the company beginning January 1, 2006. The company adopted the provisions of EITF 05-5 June 1, 2005 with the acquisition of EDC and assumption of an ATZ plan.

Reclassifications
      Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

4.	Risks and Uncertainties

Concentrations of Credit Risk
      Financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments, a currency swap and trade accounts receivable. The Company places its temporary cash investments and currency swaps with large diversified entities with operations throughout the United States and Germany. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts. See Note 8.
      Messaging’s customer base is comprised primarily of communications service providers resulting in a concentration of credit risk in the telecommunication industry. EDC’s primary customer is Universal. The Company believes its reserves for bad debt are adequate considering its concentrations of credit risk.
      Significant Customers Messaging. During 2005, Nextel, Alltel, US Cellular and MTN individually accounted for approximately 16%, 16%, 15% and 13%, respectively, of Messaging’s total revenue. During 2004, Nortel (an OEM partner, as described below), Alltel, US Cellular and Nextel individually accounted for approximately 16%, 14%, 11% and 10%, respectively, of Messaging’s total revenue. Nortel sells the Company’s products to several end user customers including T-Mobile whose purchases of Glenayre’s products from Nortel represented approximately 10% of the Company’s total revenues in 2004. Outstanding accounts receivable for the above customers at December 31, 2005 and 2004 totaled $7.6 million and $3.8 million, respectively. The Company mitigates certain risks associated with international transactions through the use of letters of credit.
      Significant Customers EDC. Universal individually accounted for approximately 91% of EDC’s total 2005 revenue. Outstanding accounts receivable due from Universal were $11.5 million at December 31, 2005.

Concentrations of Suppliers
      EDC has a limited number of suppliers who are able to provide it with its raw materials. In Germany all polystyrene (accounting for approximately 9% of total cost of sales) is purchased from one supplier and all polycarbonate (accounting for approximately 13% of total cost of sales) is purchased from two suppliers. In the United States all polycarbonate (accounting for approximately 10% of total cost of sales) is purchased from two suppliers. Jewel boxes and trays (accounting for approximately 22% of total cost of sales) which are not manufactured by EDC are purchased from three suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of these companies were unable to deliver its product to EDC. In mid-January 2006, one of these suppliers filed for bankruptcy and closed manufacturing operations. EDC continued to purchase their remaining inventory until the end of January. The loss of this major vendor has resulted in an increase in EDC’s purchases from one of the other suppliers.
      The components and parts used in Messaging’s products are generally available from multiple sources. Some components, especially those utilizing the latest technology, are currently only available from a single source. In those instances where components are purchased from a single source, the supplier and the specific component are reviewed both prior to initial specification and then frequently afterward for stability and performance. If necessary the Company believes that it could either obtain single source components from another source or redesign the subject product, but temporary delays or increased costs in obtaining these materials could result. Additionally, as necessary, the Company purchases sufficient quantities of certain components that have long-lead requirements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Workforce Subject to Collective Bargaining Agreements
      In Germany, approximately 42% of EDC’s workforce of 890 employees is unionized. However, collective bargaining agreements negotiated by the unions cover all non-exempt staff. Exempt staff is approximately 4% of the total. In the United States, approximately 28% of EDC’s workforce of 946 employees is unionized and subject to collective bargaining. None of these collective bargaining agreements expire within one year. None of the Messaging employees is represented by collective bargaining agreements.

5.	Intangible Assets
      As a result of the EDC acquisition, certain long-term intangible assets were identified and are recorded at their preliminary estimated fair value of $63.3 million at December 31, 2005, less accumulated amortization of $3.7 million, for a net of $59.6 million. Amortization expense was $3.7 million for the period ended December 31, 2005.
      Intangible assets are comprised of supply agreements and contractual and non-contractual customer relationships arising from the acquisition of Universal’s U.S. and central European manufacturing and distribution operations. The supply agreements and customer relationships include 10-year manufacturing and services supply agreements with Universal, two third party distribution supply agreements with automatic renewal terms and relationships with several central European customers for CD and DVD manufacturing services. The preliminary fair value assigned to the agreements was based on the present value of estimated future cash flows and is being amortized over the ten-year terms beginning in June 2005. The Company has not yet completed the final allocation of the purchase price for the EDC acquisition. Additional information could come to our attention that may require a revision to the preliminary allocation of the purchase price to the intangible assets. The amount of goodwill remaining after purchase price allocation is unknown. We have assumed that the total amount currently allocated to intangible assets will be deductible for income tax purposes.

6.	EDC LLC Agreement — Profits Interests and Minority Interest

EDC Profits Interests
      Upon the completion of the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal, EDC issued profits interests to certain key employees, Universal, and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.
      The estimated fair value of the profits interests at the date of grant is currently being independently appraised and will represent the probability-weighted present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor will be included in the acquisition costs of EDC. The profits interests issued to members of management will be accounted for as compensation expense and will be amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. Included in EDC’s results for the seven months ended December 31, 2005 is a preliminary charge of $710,000 for the estimated vested portion of the profits interests that were granted to key employees and $413,000 for the amortization of the unvested portion.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Minority interest
      As part of the EDC acquisition described in Note 2, the Company sold 772 Class A units of EDC it owned (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A units were automatically converted into Class B units. The Class A and Class B units carry equivalent economic rights. The Company has 97.8% of the voting rights. If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 or (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right for a five-year period beginning on such date to sell their interests to the Company at fair value.

7.	Restricted Cash
      Long-term restricted cash at December 31, 2005 includes $8.3 million of cash deposited with Wachovia to collateralize a portion of EDC’s credit facility (see Note 19) and $21.4 million (€18.1 million Euros) being held in escrow to fund various pension and other employee related obligations of EDC’s German operation. As part of the acquisition of the Universal manufacturing and distribution operation (see Note 2), one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and the Company participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC.
      Included in the current portion of restricted cash is $8.3 million of cash deposited with Wachovia as discussed above, $1.5 million (€1.3 million) being held in escrow to fund various pension and other employee related obligations of EDC’s German operations, $0.7 million supporting customer performance bonds. At December 31, 2005 customer performance bonds and letters of credit for leased space totaled $0.1 million.

8.	Financial Instruments
      SFAS 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at fair value include cash and cash equivalents, trade accounts receivable, other current and long-term liabilities and all derivative instruments.

Currency Rate Swap
      The Company entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from its loan to its German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting as a result of which the Company will report the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings.
      The swap matures in five years. The significant terms of the swap are as follows:

•	The Company makes quarterly payments, which commenced August 31, 2005, based on a notional amount of €21,300,000 at the EURIBOR plus 3.12%;

•	The Company receives quarterly payments, based on a notional amount of $26.0 million at the USD LIBOR plus 3.0%; and

•	The Company will exchange with the counterparty the above notional amounts upon maturity of the swap agreement.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      As of December 31, 2005, the swap is carried at its fair value of approximately $789,000 and is included in other assets in the consolidated balance sheet. The unrealized gain is added back to net income in the Statement of Cash Flows. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offer spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.

Short-Term Investments
      The following is a summary of held-to-maturity securities:

	Amortized Cost	Gross Unrealized	Gross Unrealized
	(Net Carrying Amount)	Gains	Losses	Estimated Fair Value

December 31, 2004 Obligation of U.S. government agencies	$5,127	$—	$—	$5,127
Other short-term investments	7,053	—	—	7,053

Total	$12,180	$—	$—	$12,180

      All short-term investments matured in one year or less. There were no short-term investments at December 31, 2005.

Long-Term Debt and Payable to Universal Music Group
      The carrying amount of long-term debt with a commercial bank, including the current portion, as of December 31, 2005 was approximately $41.5 million. The carrying value of the payable to Universal is the net present value of future payments discounted using the Company’s incremental borrowing rate when incurred. The fair value of the obligations shown in the table below was estimated using discounted cash flow analysis, based on the Company’s current incremental borrowing rates. For additional details, see Note 19. Financial instruments at December 31, 2005 consisted of the following:

	Carrying	Fair
	Amount	Value

Commercial bank term loan	$41,500	$41,064
Payable to Universal	$34,898	$34,696

9.	Accounts Receivable
      Accounts receivable related to continuing operations at December 31, 2005 and 2004 consisted of:

	2005	2004

Trade receivables	$29,637	$8,139
Less: allowance for doubtful accounts	(489)	(444)

	$29,148	$7,695

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

10.	Inventories
      Inventories related to the Company’s continuing operations at December 31, 2005 and 2004 consisted of:

	2005	2004

Raw materials	$10,647	$2,745
Work in process	1,390	586
Finished goods	3,583	2,832

	$15,620	$6,163

      At December 31, 2005 and 2004, reserves were approximately $2.7 million and $2.7 million, respectively.
      EDC’s inventories are comprised of raw materials, finished goods components and are stated at the lower of cost or estimated realizable value. The raw materials inventory includes polystyrene for jewel case and trays production (in Germany only); polycarbonate for the production of DVD’s and CD’s and packaging components including pallets, corrugated cardboard, jewel boxes and trays. Finished goods components include CD’s and DVD’s made in advance of expected or unfinished goods.
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
      The components and assemblies used in the Messaging products include: (i) electronic components such as resistors, capacitors, transistors and semiconductors such as field programmable gate arrays, digital signal processors and microprocessors, (ii) mechanical materials such as cabinets in which the systems are housed, and (iii) peripherals, including disk drives.

11.	Prepaid Expenses and Other Current Assets
      Prepaid expenses and other current assets related to the Company’s continuing operations at December 31, 2005 and 2004 consisted of:

	2005	2004

Prepaid expenses	$1,862	$1,886
Recoverable input costs and taxes	1,298	349
Other customer receivables and pass-through costs	7,850	—
Other current assets	1,221	628

	$12,231	$2,863

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

12.	Property, Plant and Equipment and Impairment of Long-Lived Assets
      Property, plant and equipment related to the Company’s continuing operations at December 31, 2005 and 2004 consisted of:

	2005	2004

Land	$1,621	$676
Buildings and improvements	14,598	5,039
Equipment	57,907	5,988

	74,126	11,703
Less: Accumulated depreciation	(11,786)	(2,891)

	$62,340	$8,812

      Depreciation expense includes amortization of assets recorded under capital leases. Depreciation expense was $9.1 million, $1.8 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003 respectively.

13.	Long-term Receivable
      The current and noncurrent portions of the long-term receivable are as follows for the years ended December 31:

	2005	2004

Current portion of long-term receivable	$7,530	$—
Non-current portion of long-term receivable	5,106	—

Balance at end of year	$12,636	$—

      Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, the seller is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the seller receivable. See Note 2.

14.	Estimated Warranty Costs and Deferred Revenue
      The following is a summary of activity of the continuing operations warranty obligation for the years ended December 31:

	2005	2004

Balance at beginning of year	$573	$1,257
Provision for warranty obligations	732	74
Charges of warranty obligations	(367)	(159)
Changes in estimates	(515)	(599)

Balance at end of year	$423	$573

      The changes in warranty obligations recorded during 2005 and 2004 include reductions of the estimated warranty costs of approximately $515,000 and $599,000 respectively resulting from reductions in experience rate.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      For 2005 the historical data for new products was sufficient to support the reduction from the initial estimate. During 2004 the change in experience rate resulted from quality enhancements in two product lines.
      Deferred revenue at December 31, 2005 and 2004 related to Messaging support services for new product sales and to the sale of post installation support services was approximately $2.9 million and $2.2 million, respectively, of the $9.0 million and $3.8 million of deferred revenue, respectively.
      EDC provides its customers with a fixed credit as a compensation for defective products. Revenue for CD and DVD products are recorded net of the fixed credit.

15.	Business Restructuring of Continuing Operations
      Effective January 1, 2003, the Company changed its method of accounting for restructuring activities to conform with SFAS 146.
      During 2003, the Company recorded restructuring charges of $1.9 million for severance and outplacement services related to the reduction of the Company’s workforce by approximately 96 positions impacting several functional areas within the Messaging segment. The Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $303,000 primarily related to a reduction in accrued severance benefits. Additionally, the Company recorded a restructuring charge of $276,000 related to lease cancellation and other exit costs that will be incurred by the Company through October 2006. The Company recorded restructuring charges of $303,000 for severance and relocation related to the October 31, 2003 termination of the Company’s president and chief executive officer.
      During 2004, the Company recorded restructuring charges of $149,000 for severance and outplacement services related to the reduction of the Company’s workforce in the first and second quarter of 2003 and April 2004. Additionally, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $78,000 primarily related to a reduction in accrued severance benefits offset by an increase in lease cancellation and other costs.
      During 2005, the Company recorded net favorable adjustments to its original estimates associated with the Company’s 2003 restructuring activities of $38,000 primarily related to a reduction in accrued severance benefits and accrued lease cancellation costs. The following is a summary of activity in the 2005, 2004 and 2003 restructuring reserves that is included in Accrued and other liabilities in the Company’s consolidated balance sheet:

	Severance	Lease Cancellation and
	and Benefits	Other Exit Costs	Total

Balance at January 1, 2003	$265	$1,483	$1,748
Expense Accrued and Adjustments	2,037	164	2,201
Expenditures	(2,062)	(694)	(2,756)

Balance at December 31, 2003	$240	$953	$1,193
Expense Accrued and Adjustments	125	(54)	71
Expenditures	(338)	(666)	(1,004)

Balance at December 31, 2004	$27	$233	$260
Expense Accrued and Adjustments	(16)	(22)	(38)
Expenditures	(11)	(204)	(215)

Balance at December 31, 2005	$—	$7	$7

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

16.	Discontinued Operations
      In May 2001, the Company began exiting its Wireless Messaging (Paging) business and refocusing all of its strategic efforts on the Messaging business segment. As a result, the Paging segment was reported as a disposal of a segment of business in the second quarter 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s consolidated balance sheet as of December 31, 2005. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period.
      Results for discontinued operations consist of the following:

	2005	2004	2003

Net sales	$—	$—	$—
Income (loss) from discontinued operations:
Gain from operations before income taxes	—	—	1,143
Provision for income taxes	—	—	—

Gain from operations			1,143
Gain on disposal of segment before income taxes	546	11,056	12,422
Provision (benefit) for income taxes	155	(1,603)	(2,566)

Gain on disposal of discontinued operations	391	12,659	14,988

Income from discontinued operations	$391	$12,659	$16,131

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
      During 2003 the Company sold its facilities located in Vancouver, British Columbia and Singapore for net proceeds of $11.5 million. To clear a lien filed against the Vancouver facility in connection with certain litigation related to the facility, proceeds of $3.4 million from the sale of the Vancouver facility was placed with the court as security until the conclusion of the litigation. This $3.4 million was released to the Company in August 2004.
      During 2004, the Company recorded income from discontinued operations of approximately $12.7 million, primarily as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associated companies relating to the Company’s former Vancouver facility. As part of this settlement, the Company received $6.0 million and recorded a $1.5 million reduction to the liability for legal and other costs related to the pending litigation. In addition, the Company liquidated its remaining paging operations inventory for approximately $714,000. The Company also recorded a $1.6 million reduction to its tax liability primarily due to receiving a favorable assessment for several prior tax years relating to one of the Company’s foreign subsidiaries. The remaining income from discontinued operations was primarily due to collection of accounts receivable previously reserved for and reductions in the liability for costs related to performance obligations the Company has with its various paging customers as third parities have the capability to provide the necessary support.
      During 2005, the Company recorded income from discontinued operations of $391,000, resulting primarily from the release of a reserve for the Lynnview Ridge litigation, sales of fixed assets, settlement and receipt of previously reserved accounts receivable, and a refund of a lease deposit previously written off. This income was offset by adjustments to the original estimates related primarily to lease commitments and international office closures. Regarding the Lynnview Ridge litigation, in February 2006, the plaintiffs in the last of the lawsuits, seeking approximately $145,000 (Canadian) in total damages, agreed to discontinue their lawsuit and a dismissal covering the Company is pending. Upon the filing of such dismissal, all of the original twenty lawsuits will have been settled or dismissed. A provision for legal fees associated with this matter remains.
      In addition, in an effort to reach a conclusion on the accrual of international business tax, the Company has approached the foreign country for tax clearance. This process could take longer than a year. The international business tax accrual of $2.048 million is included in the “Accrued Liabilities — Discontinued Operations” section of the balance sheet.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

17.	Accrued and Other Liabilities
      Accrued liabilities at December 31, 2005 and 2004 consisted of:

	2005	2004

Accrued salaries and benefits	$13,103	$1,127
Accrued refunds and rebates	3,206	—
Accrued vacation	1,929	644
Accrued VAT	3,137	—
Accrued royalty expense	4,401	236
Accrued audit, tax & professional services	2,252	857
Accrued contractual obligations	4,027	708
Other accruals	8,340	3,347

	$40,395	$6,919

      Included in accrued payroll costs above is a reserve for estimated unprocessed claims relating to the medical and dental benefits the Company provides to its employees under a partially self-funded group insurance plan. During the fourth quarter of 2004 the Company determined it had sufficient history with its current service provider to calculate the liability using detailed historical claims lag data specific to the Company. The Company had previously estimated the liability utilizing average monthly historical cost times an industry average for the number of months lag in processing claims. During the fourth quarter of 2004 the Company recorded a $283,000 (or $.00 per share) reduction to the liability as a result of the estimation methodology change.

18.	Other Liabilities
      Other liabilities at December 31, 2005 and 2004 consisted of:

	2005	2004

Other liabilities	$1,344	$—
Profit interest in EDC	1,123	—
Deferred officers compensation	886	847

	$3,353	$847

      The reorganization costs liability relates to activities taken by Universal prior the sale of its international CD and DVD manufacturing and distribution operations to EDC on May 31, 2005. EDC assumed this liability as part of the acquisition of Universal’s central European operations, and Universal is required to reimburse EDC. (See Note 2.)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

19.	Long-Term Debt
      Long-term debt at December 31, 2005 consisted of:

2005

Senior Secured Credit Facility	$41,500
Payable to Universal — undiscounted	39,440
Capital Lease	170
Employee Loans	5,245

Subtotal	86,355

Less: Unamortized Discount	(4,542)

Total Debt	81,813
Less: Current Portion	(15,832)

Total Long-Term Debt	$65,981

Senior Secured Credit Facility
      In May 2005, to fund the balance of the purchase price for the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group and provide for working capital needs, EDC obtained a Senior Secured Credit Facility from Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million, and a revolving credit facility of $10.0 million. The term facility expires May 31, 2010 and the revolving credit facility expires May 30, 2006. Glenayre collateralized $16.5 million of the credit facility by depositing cash in the same amount with the lender on the closing date. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. Scheduled principal payments are shown in the table below.
      The Senior Secured Credit Facility bears interest, at the Company’s option, at either: the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% plus a 0.25% margin on the cash collateralized portion of the term loan and a 2% margin on the non-cash collateralized portion; or the LIBOR plus a 1.25% margin on the cash collateralized portion of the term loan and a 2.5% margin on the non-cash collateralized portion. The applicable LIBOR is determined periodically based on the length of the interest term selected by the Company. The weighted average interest rate of outstanding debt was 6.34% at December 31, 2005.
      The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) the Company’s ability to pay dividends or make acquisitions outside its current industries; (iii) EDC’s ability to make any payments to the Company in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC, LLC and subsidiaries leverage, minimum interest coverage and maximum senior secured leverage as defined therein.
      In addition to interest, the Company pays a commitment fee of 0.5% per annum on the average daily-unused amount. The fee for the twelve months ended December 31, 2005 was $30,000. The unused amount of the revolving credit facility was $10.0 million at December 31, 2005.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Universal
      Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments with a net present value using a discount rate of 6.52% that totaled approximately $39.8 million at acquisition, using the May 2005 Euro to US dollar exchange rate of 1.2474. At December 31, 2005 the obligation to Universal decreased to $34.9 million (discounted using 6.52% imputed interest rate) due to a $5.5 million principal payment offset by $0.6 million of accretion for imputed interest and change in exchange rates. See Note 2 for description of the acquisition.

Capital Lease
      The capital lease is for a DVD reproduction line. We have not allocated purchase price to equipment securing the lease which was assumed in the EDC acquisition. The lease expires August 15, 2006, at which time title to the equipment will be transferred to EDC at no cost.

Employee Loans
      Employees of EDC’s German operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by the Company in savings accounts and are therefore treated as loans to the Company. These loans are for six-year terms and are assigned annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of €135 ($160), which is included in the employee loan balance. The value of the loans outstanding at December 31, 2005 totaled $4.3 million, accumulated interest was $1.0 million and interest rates ranged from 4.34% to 6.45%. Funds for these loans are held escrow in restricted cash. See Note 7. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early.
      Total scheduled principal payments for all long-term debt are as follows:

Total

2006	$16,066
2007	22,589
2008	23,854
2009	11,617
2010	10,092
Thereafter	2,137

Total	$86,355

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

20.	Income Taxes
      The Company’s income tax provision for continuing operations consists of the following:

	2005	2004	2003

Current provision:
Federal	$—	$—	$—
Foreign	3,812	(280)	27
State and local	—	—	—

Total current	3,812	(280)	27

Deferred:
Federal	2,377	(2,282)	(4,533)
Foreign	(51)	—	—
State and local	272	(260)	(518)
Adjustment to valuation allowance	(2,649)	2,767	5,051

Total deferred	(51)	225	—

Total provision (benefit)	$3,761	$(55)	$27

      The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2005	2004	2003

United States	$2,016	$(9,231)	$(15,483)
Foreign	9,443	1,036	1,012

	$11,459	$(8,195)	$(14,471)

      The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2005	2004	2003

Income tax provision at Federal U.S. statutory rate	$3,971	$(2,868)	$(5,065)
Increase (decrease) in valuation allowance	(2,649)	2,767	5,051
Dividend from foreign subsidiary	1,648	—	—
Foreign taxes at rates other than U.S. statutory rate	321	—	—
State taxes and foreign taxes net of federal benefit and related valuation allowance	(201)	—	—
Minority interest in earnings of subsidiary	40	—	—
Profit interest awards	393	—	—
Other non-deductibles	238	46	41

Income tax provision (benefit)	$3,761	$(55)	$27

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004

Deferred Tax Assets:
U.S. net operating loss carryforwards	$96,867	$94,980
State net operating loss carryforwards	12,612	13,996
Canada net operating loss carryforwards	15,421	11,328
Other tax carryforwards	11,024	10,473
Other	13,586	16,643

	149,510	147,420
Less: Valuation allowance	(147,194)	(144,062)

	2,316	3,358
Deferred Tax Liabilities:
Intangibles	(7,496)	—
Property and equipment	(3,345)	—
Other	(149)	(3,358)

Deferred liability, net	$(8,674)	$—

      The current portion of net deferred liability is $215,000 and is reported in the consolidated balance sheet in Income taxes payable. The long-term portion of the net deferred liability is $8.5 million and is reported in the consolidated balance sheet in Deferred income taxes.
      At December 31, 2005 and 2004, the Company had net deferred tax assets of $147.2 million and $144.1 million, respectively, that were fully reserved by valuation allowances. In addition, the Company has increased its deferred tax liability by $8.7 million related to its 2005 acquisition of EDC. Components of the net deferred tax assets include other deferred tax assets for 2005 and 2004 that primarily reflect reserves not yet deducted for tax purposes of $10.9 million and $15.0 million, respectively, and U.S. and foreign research and experimentation credit carry-forwards of $8.7 million. In 2005, due primarily to the reduction of reserves and accruals not yet deductible for taxes and foreign currency gains, the Company’s NOLs increased in comparison to 2004. The increase in NOLs was fully reserved by the valuation allowance.
      During 2005, the valuation allowance decreased by $2.5 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $5.6 million due primarily to an increase in NOL carryforwards. During 2004, the valuation allowance decreased by $20.0 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $19.2 million due primarily to an increase in net operating loss carryforwards. The company assessed the realizability of the net deferred asset at December 31, 2005 and determined due to significant net operating losses and its inability to project future taxable income that the entire amount should be reserved.
      The Company has combined U.S. Federal NOLs and NOLs for certain foreign subsidiaries of $322.0 million and $306.0 million at December 31, 2005 and 2004, respectively, which begin to expire in 2006. At December 31, 2005, of the $322.0 million of US and foreign net operating loss carryforwards, $1.1 million was generated in 2005, $48.4 million was generated in 2004 and $239.1 million was generated prior to 2004. The remaining $33.4 million of U.S. NOLs at both December 31, 2005 and December 31, 2004, were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. However, the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Company’s ability to offset future income with these acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the “Code”).
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.4 million at December 31, 2005. We consider those earnings reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to net operating loss carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $64,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2005.
      The Company has recorded tax liabilities of approximately $7.5 million and $7.0 million at December 31, 2005 and 2004, respectively for probable and estimable exposure for tax filing positions in various jurisdictions. At December 31, 2005 and 2004, the above amounts included $5.5 million and $5.1 million of transfer pricing exposure in various foreign jurisdictions, respectively. An unrecorded loss contingency arose in 2005 related to overhead costs incurred in the U.S. that were allocated to certain foreign subsidiaries. It is possible upon audit that the tax authorities in these foreign jurisdictions will object to the charges. If we are unsuccessful in defending our position, tax expense could increase by as much as $1.0 million over amounts currently accrued. We estimate that the chance of disallowance is more than remote but less than likely. During 2004 the Company recorded a $1.6 million reduction in accrued and deferred taxes primarily due to receiving a favorable assessment for several prior tax years related to one of the Company’s foreign subsidiaries.
      The FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2) to provide guidance under SFAS 109 regarding the American Jobs Creation Act of 2004 (the “Jobs Act”) enacted on October 22, 2004. The Jobs Act provides for a special one-time dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer. FSP 106-2 contains provisions allowing companies to apply the provisions of FAS 109 after the period in which the Jobs Act was enacted. The Company has evaluated the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings and concluded that it will not use the one-time deduction due to its U.S. net operating loss carryforwards that are available to offset income from future dividend payments.

21.	Employee Benefit Plans

(a)	Post-retirement Health Care Benefits
      The Company provides its U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. The Company’s policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments.
      The measures of Accumulated Post-retirement Benefit Obligation (“APBO”) and net post-retirement benefit cost reflect an amount associated with the subsidy included in the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company has determined that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The APBO was reduced by $493,000 for the subsidy during 2005.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The estimated benefit payments and employer contributions as well as the expected Medicare Part D subsidy amounts are as follows:

	Estimated Gross
	Benefit	Expected Medicare	Estimated Net
	Payment	Part D Subsidy	Benefit Payment

2006	$136	$33	$103
2007	141	39	102
2008	134	47	87
2009	148	53	95
2010	158	58	100
2011-2015	$861	$362	$499
      The actuarial present value of accumulated post-retirement benefit obligations at December 31, 2005 and 2004 is as follows:

	2005	2004

Retirees	$1,671	$1,576
Fully eligible plan participants	—	70
Other active plan participants	106	285

Accumulated post-retirement benefit obligation	1,777	1,931
Unrecognized loss	(497)	(657)
Unrecognized prior service cost	755	1,010

Post-retirement benefit liability recognized in balance sheet	$2,035	$2,284

      The change in Accumulated Post-retirement Benefit Obligation (“APBO”) from year to year is as follows:

	2005	2004

APBO at the beginning of the year	$1,931	$1,710
Service cost	19	45
Interest cost	93	109
Actuarial (gain) loss	(134)	147
Benefits paid	(132)	(80)

APBO at end of the year	$1,777	$1,931

      Net post-retirement benefit costs for the years ended December 31, 2005, 2004 and 2003 consist of the following components:

	2005	2004	2003

Service cost	$19	$45	$100
Interest cost on APBO	93	109	162
Amortization of transition obligation	—	—	21
Amortization of prior service costs	(254)	(254)	(136)
Amortization of actuarial loss	25	58	57

	$(117)	$(42)	$204

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The assumed discount rate utilized was 5.5%. The assumed health care trend rate in measuring the accumulated post-retirement benefit obligation as of December 31, 2005 was varied between non-Medicare and Medicare eligible retirees. The 2005 trend rate is 14.0% decreasing linearly to 4.5% in 2015, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2005 and the 2005 aggregate interest and service cost by approximately 4.7% and 3.5%, respectively. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2005 and the 2005 aggregate interest and service cost by approximately 3.6% and 3.7%, respectively. The assumed discount rates used in determining the APBO at December 31, 2005 and 2004 were 5.5% and 6.0%, respectively.

(b)	Defined Contribution Plans
      The Company maintains, for substantially all of its full-time U.S. employees, 401(k)-retirement savings plans, which are defined contribution plans. The Company also sponsors additional retirement defined contribution plans for certain non-U.S. employees. Under these plans, the employees may contribute a certain percentage of their compensation and the Company matches a portion of the employees’ contribution. The Company’s contributions under these plans amounted to approximately $1.7 million, $790,000 and $888,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)	Pension Plans
      As a result of the acquisition described in Note 2, the Company assumed the obligations of various defined benefit plans. Employees and managing directors of EDC’s operations in Germany participate in the pension plans. These benefits are based on pay, years of service and age. The plans are not funded and therefore have no plan assets. The Company intends to fund the pension benefits using funds in escrow included in restricted cash in the consolidated balance sheet. These pension plans are closed to new entrants. All pension plans are accounted for pursuant to SFAS No. 87, Accounting for Pensions.
      The rates assumed in the actuarial calculations for the pension plans of the Company as of their respective measurement dates were as follows:

December 31, 2005

Discount rate	4.2%
Rate of compensation increase	3.5%
Rate of post-retirement pension increase	1.5%

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The following table shows the collective actuarial results for the defined benefit pension plans of the Company.

December 31, 2005

Change in Projected Benefit Obligation:
Projected benefit obligation, 5/31/2005	$21,122
Service cost	480
Interest cost	522
Benefits paid	(145)
Net transfers	—
Actuarial loss	2,089
Amortization	—

Projected benefit obligation, 12/31/2005	$24,068

Funded Status:
Funded status at end of year	$(24,068)
Unrecognized net loss	2,089

Net amount recognized	$(21,979)

Additional Information:
Projected benefit obligation	$24,068
Accumulated benefit obligation	$21,281
Components of net periodic pension cost:
Service cost	$480
Interest cost	522

Net periodic pension cost	$1,002

      The following table shows the expected future benefits to be paid.

2006	$402
2007	458
2008	553
2009	619
2010	753
Succeeding 5 Years	5,734

(d)	Long-term Service Award Plan
      The Company maintains a Long-Term Service Awards program, a defined benefit plan, for qualified employees in its German operations. Under the plan, qualified employees receive a service gratuity (“Jubilee”) payment once they have reached certain number of years of service. The Jubilee payment is determined based on 1/12th of the employee’s annual salary.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The rates assumed in the actuarial calculations for the defined benefit plan for the Company at December 31, 2005 are as follows:

Interest rate	4.2%
Salary increase	3.5%
Fluctuation rate	1.0% until age 50
      The projected benefit obligation at December 31, 2005 was $4.2 million. The service cost for the beginning of the year 2006, amounts to approximately $239,000.
      The following table shows the expected future benefits to be paid.

2006	$63
2007	265
2008	587
2009	461
2010	980
Succeeding 5 Years	$2,081
      Included in the $4.4 million future benefits to be paid under the Long-term Service Award Plan is $3.5 million related to the seller receivable from Universal.

(e)	Early Retirement and Post-employment Programs
      In Germany, Altersteilzeit (“ATZ”) is an early retirement program established by law, and is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The German government provides a subsidy to employers taking advantage of this legislation for bonuses paid to the employee and the additional contributions paid into the German government pension scheme under an ATZ arrangement for a maximum of six years. To receive this subsidy, an employer must meet certain criteria established by the German government.
      The Company accrues for ATZ based on current and future contracts.
      The rates assumed by the Company in the actuarial calculations for the ATZ at December 31, 2005 are as follows:

Interest rate	4.2%
Salary increase	3.5%
Fluctuation rate	0.0%
      At December 31, 2005, the accrual for ATZ was $2.8 million. The projected benefit obligation at December 31, 2005 was $2.8 million. The service cost for the beginning of the year 2006 amounts to approximately $37,000.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      The following table shows the expected future benefits to be paid (in thousands) assuming 100% plan participation. The accrual included in the Company’s consolidated financial statements, however represents an amount based upon expected plan participation.

2006	$1,249
2007	954
2008	702
2009	301
2010	601
Succeeding 5 Years	5,539

22.	Stockholders’ Equity

(a)	Stock Option Plans
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
      In May 2003, the 1996 Plan was also amended to provide for the grant of restricted stock units to non-officer directors on an annual basis. This change, coupled with the reduction in cash compensation payable to non-officer directors, was intended to further align the interest of directors and stockholders in enhancing the value of the Company’s common stock and to encourage such directors to remain with and to devote their best efforts to the Company. Each non-officer director receives a number of restricted stock units equal to $9,000 divided by the fair market value of the common stock on the last trading day immediately preceding each Annual Meeting. Beginning on January 1, 2006 this increases to $18,000 annually. One-third of the units vest on each of the first, second and third anniversaries of the grant. During 2003 each non-officer director was granted 3,054 restricted stock units to cover the period from January 1, 2003 to May 20, 2003 and 8,654 restricted stock units on May 20, 2003. The unit’s prices at time of issue were $1.13 and $1.04 respectively. During 2004 each non-officer director was granted 3,897 restricted stock units on May 18, 2004 with a unit price of $2.31 each. During 2005 each non-officer director was granted 3,285 restricted stock units on May 17, 2005 with a unit price of $2.74 each. The Company recognized approximately $57,000, $55,000 and $46,000 in 2005, 2004 and 2003, respectively, for director fee expense related to these grants.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
      Options granted have an option price equal to the fair market value of the Company’s common stock on the date of grant. Options under the plans expire no later than ten years from the grant date. Activity and price information regarding the Company’s stock option plans are summarized as follows:

	Shares		Weighted Average
	(In 000’s)	Price Range	Price

Outstanding, December 31, 2002	6,949	$0.61 - $43.59	$4.13
Granted	1,293	$0.87 - $ 3.05	$2.32
Exercised	(765)	$0.91 - $ 3.40	$2.40
Canceled	(1,036)	$0.61 - $17.57	$3.62

Outstanding, December 31, 2003	6,441	$0.61 - $43.59	$4.26
Granted	1,499	$1.70 - $ 3.72	$2.41
Exercised	(310)	$0.61 - $ 2.02	$0.87
Canceled	(1,267)	$0.61 - $17.57	$4.43

Outstanding, December 31, 2004	6,363	$0.61 - $43.59	$3.96
Granted	1,425	$1.79 - $ 4.07	$2.87
Exercised	(1,106)	$0.61 - $ 3.13	$1.34
Canceled	(645)	$0.77 - $43.59	$11.86

Outstanding, December 31, 2005	6,037	$0.61 - $32.50	$3.28

      Of the outstanding options under the Company’s stock option plans at December 31, 2005, approximately 4.0 million are currently exercisable. The weighted-average exercise price for the currently exercisable options at December 31, 2005 was $3.58. The weighted average remaining contractual life of options outstanding is approximately 6.9 years. Approximately 1.1 million shares (all under the 1996 Plan) were available for grant as of December 31, 2005.
      The following table summarizes significant ranges of outstanding and exercisable options at December 31, 2005:

		Options Outstanding		Options Exercisable

		Weighted Average
	Shares	Remaining Life	Weighted Average		Weighted Average
Ranges of Exercise Prices	In 000’s	in Years	Exercise Price	Shares	Exercise Price

$ 0.61 to $0.80	1,276	6.17	$0.78	1,276	$0.78
$ 0.87 to $2.30	1,436	6.77	$1.93	917	$1.88
$ 2.31 to $2.69	1,278	8.08	$2.60	854	$2.60
$ 2.72 to $3.32	1,091	8.11	$2.90	253	$3.11
$ 3.54 to $18.75	920	5.19	$9.08	659	$11.14
$32.50 to $32.50	38	0.04	$32.50	38	$32.50
      The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
December 31, 1994 under the fair value method of that statement. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the three years ended December 31, 2005, 2004 and 2003 was $1.42, $1.21 and $1.22 per option, respectively. See Note 3 regarding SFAS 123(R).
      The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Expected Life in Years	1 to 4	1 to 4	1 to 4
Risk Free Interest Rate	4.4% to 4.5%	2.7% to 4.2%	1.3% to 4.3%
Volatility	0.64	0.74	0.78
Dividend Yield	—	—	—
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
      All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The price for common stock to be offered under the ESP Plan for all six-month periods prior to August 1, 2001 was equal to 85% of the lower of the average market price of the common stock for (i) the five trading days prior to the first day of the six-month period or (ii) the last five trading days of the six-month period. Effective August 1, 2001, for the six-month period beginning August 1, 2001 and subsequent periods, the calculation of the price for common stock was amended by the Company’s board of directors to be 85% of the lower of the closing price on the first day of the period, February 1 or August 1, or last day of the period, July 31 or January 31. For the August 1, 2005 to January 31, 2006 period, the discounted stock purchase price was $3.315. For the February 1, 2006 to July 31, 2006 period, the discounted stock purchase price will be the lower of $3.315 or 85% of the closing market price of the common stock on July 31, 2006. As of December 31, 2005, a total of 2,036,336 shares had been issued under the ESP Plan at purchase prices ranging from $0.80 to $37.94 and 719,914 shares were reserved under the ESP Plan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(c)	Income (Loss) from Continuing Operations per Common Share
      The following table sets forth the computation of income (loss) from continuing operations per share:

	2005	2004	2003

Numerator:
Income (loss) from continuing operations	$7,584	$(8,140)	$(14,498)

Denominator:
Denominator for basic loss per share — weighted average shares	67,146	66,637	65,806
Effect of dilutive securities: stock options	2,262	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	69,408	66,637	65,806

Income (loss) from continuing operations per weighted average common share	$0.11	$(0.12)	$(0.22)

Income (loss) from continuing operations per common share — assuming dilution	$0.11	$(0.12)	$(0.22)

Dilutive securities not included above due to anti-dilutive effect:	—	1,677	1,749
Anti-dilutive securities not included above: stock options	4,249	9,964	13,668

(d)	Stock Repurchase Programs
      In September 2001, the stock repurchase program was amended to authorize management to repurchase up to 5% of the Company’s outstanding common stock, or approximately 3.3 million shares based on shares outstanding as of December 31, 2002. For the years ended December 31, 2003, the Company repurchased 36,000 shares at a total cost of approximately $34,000. The Company made no purchases during 2004 or 2005. This program was terminated in the second quarter of 2005.

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
      Except as provided in the Amendments with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock, or commences a tender or exchange offer that results in that person or group acquiring such level of beneficial ownership, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, 1/100th of a share of Series A Junior Participating Preferred Stock. Each fractional preferred share will have economic and voting terms similar to those of one share of common stock, except as provided in the Amendments with respect to SWIB. In the event of such a tender offer or 15% or more stock acquisition, the Rights certificates, after a short period, will trade separately from the common stock and will be exercisable. Each Right, under certain circumstances, entitles the holder to purchase the number of shares

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
of Glenayre common stock (or, at the discretion of the Board of Directors, shares of Series A Junior Participating Preferred Stock), which have an aggregate market value equal to twice the exercise price of $80. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of Glenayre common stock or 1/100th share of Series A Junior Participating Preferred Stock. The Board may also redeem the Rights at a price of $0.01 per Right.
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
      The Amendments provide that, instead of the 15% beneficial ownership threshold described above, SWIB’s beneficial ownership threshold is 20%. At the close of business on December 31, 2005 and 2004, SWIB owned approximately 8.6% and 17.4% of Glenayre’s outstanding common stock respectively.
      The Rights will expire on May 21, 2007, unless redeemed earlier.

(f)	Other
      Applicable German law restricts the Company’s German subsidiaries from paying dividends to the extent paying any such dividends would cause the net assets of the applicable subsidiary to be less than its nominal share capital. The nominal share capital of the Company’s German operating company subsidiary is €6.0 million. As of December 31, 2005, the net assets, excluding intercompany accounts and debt, of EDC’s European operation totaled €83.2 million.

23.	Commitments and Contingencies

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
      On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson is currently appealing this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. As of March 3, 2006, the appellate court has not yet ruled on the appeal. The Company does not believe that the appellate court will reverse the trial court’s ruling of June 29, 2004.
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
      In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, the Company was notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately $11.8 million (Canadian) in total damages and that the releases to be made by the plaintiffs in connection with those settlements will include the Company. Since that time consent judgments and dismissals covering the Company have been entered in eight of the remaining nine lawsuits, which had been requesting approximately $6.5 million (Canadian) in total damages. In February 2006, the plaintiffs in the last of the lawsuits, seeking approximately $145,000 (Canadian) in total damages, agreed to discontinue their lawsuit and a dismissal covering the Company is pending. Upon the filing of such dismissal, all of the original twenty lawsuits will have been settled or dismissed. The Company has paid no damages with respect to any of the foregoing settlements or judgments.
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

Operating Lease Commitments
      The Company leases manufacturing, warehouse, and office facilities and equipment under operating leases. Future minimum lease payments under operating leases (with initial or remaining lease terms in excess

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
of one year,) related to its continuing operations for calendar years subsequent to December 31, 2005 are as follows:

2006	$7,893
2007	6,829
2008	6,877
2009	6,979
2010	6,600
Thereafter	21,072

Total	$56,250

      Future minimum lease payments under operating leases (with minimum or remaining lease terms in excess of one year) related to discontinued operations are included in “Accrued Liabilities, discontinued operations” on the Company’s consolidated balance sheet and excluded from the above schedule. The office leases include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for the facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater and is non-cancelable. Contingent rentals are estimated based on provisions in the lease and historical trends. The lease rent expense for continuing operations was approximately $5.0 million, $1.1 million and $1.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Letters of Credit and Cash Collateral
      The collateral for the credit facility described in Note 19 is included in restricted cash in the consolidated balance sheet. Restricted cash includes $16.5 million, deposited with Wachovia to collateralize a portion of EDC’s credit facility. Half of which will be released in June 2006. A portion of restricted cash in the current asset section of the consolidated balance sheet also includes $0.7 million customer performance bonds and $0.1 million for letters of credit for leased space and a tax bond. None of these letters of credit were drawn upon as of December 31, 2005.

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Other Commitments
      Under the terms of the share purchase agreement, described in Notes 2 and 6, EDC must pay to Universal 75% of the profit earned during the first term, and 50% of the profit earned during the first renewal term on the revenue derived from two third party distribution services agreements assumed as part of the acquisition. The initial term of the agreement with the first third party expired July 31, 2005 and was renewed for one annual term. The initial term of the agreement with the second third party expired December 31, 2005 and was renewed for a two-year term. The profit is defined as earnings before interest and taxes. The contingent consideration included in the purchase price totals €4.3 million ($5.3 million) consisting of €2.4 million ($3.0 million) for actual consideration for the seven months ended December 31, 2005 and €1.9 million ($2.3 million) for estimated consideration due for the twelve months ended December 31, 2006, using the May 2005 Euro to US dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the Company’s consolidated balance sheet at December 31, 2005 are approximately €310,000 ($367,000) for consideration earned but not paid as of December 31, 2005, and €1.9 million ($2.2 million) for the estimated amount payable for the twelve months ended December 31, 2006, using the December 2005 Euro to US dollar exchange rate of 1.1844.
      Western Multiplex Corporation merged with Proxim Corporation in March 2002. The Company is contingently liable for Proxim’s building lease payments through September 2006. The maximum contingent liability as of December 31, 2005 for this obligation is approximately $315,000.
      At December 31, 2005, the Company had approximately $9.1 million of outstanding unconditional purchase commitments mainly to its suppliers of inventories and equipment.

24.	Segment Reporting
      The Company has two reportable segments: EDC and Glenayre Messaging. The EDC segment consists of the Company’s CD and DVD manufacturing and distribution operations. The Glenayre Messaging segment consists of the Company’s software development operation, producing network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The Company’s segments operate in different industries and are managed separately.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Business Segments

	Year Ended December 31,

	Consolidated		EDC		Messaging

	2005	2004	2005	2004	2005	2004

Revenues	$267,818	$50,575	$189,588	$—	$78,230	$50,575
Product	190,893	30,423	137,838	—	53,055	30,423
Service	76,925	20,152	51,750	—	25,175	20,152
Gross margin	83,382	24,704	38,302	—	45,080	24,704
Income (loss) from operations before income taxes	11,459	(8,195)	6,526	—	4,933	(8,195)
Depreciation and amortization	12,974	1,783	10,912	—	2,062	1,783
Interest income	2,914	1,203	758	—	2,156	1,203
Interest expense	3,631	228	3,625	—	6	228
Income tax expense (benefit)	3,761	(55)	3,504	—	257	(55)
Total assets	317,632	121,282	217,646	—	99,986	121,282
Additions to Property, Plant and Equipment(1)	8,274	2,146	6,031	—	2,243	2,146
Additions to long-lived assets(1)	71,609	2,146	69,366	—	2,243	2,146

(1)	Amounts do not include property, plant and equipment acquired on May 31, 2005 in the EDC acquisition.
      To derive segment income from operations before taxes, corporate costs are allocated to each segment based on each segments’ revenue as a percentage of total revenue.
      Universal accounted for revenues of $172.5 million and $0.0 million for the years ended December 31, 2005 and 2004, respectively, are included in EDC revenues above and was the only customer to exceed 10% of total revenues.
      Messaging was the only segment in 2003, therefore the 2003 information has been omitted.

Geographic Area

	Year Ended December 31,

	Consolidated		United States		Germany		Other International

	2005	2004	2005	2004	2005	2004	2005	2004

Revenues	$267,818	$50,575	$146,699	$41,970	$95,438	$—	$25,681	$8,605
Long-lived assets	$121,982	$8,812	$61,617	$8,795	$60,087	$—	$278	$17
      Revenues are reported in the above geographic areas based on product shipment destination and service origination.
      Long-lived assets include property, plant and equipment and intangible assets.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

25.	Interim Financial Data — Unaudited

	Quarters Ended

	March 31	June 30	Sept. 30	Dec. 31

2005
Total revenues	$17,922	$42,754	$96,913	$110,229
Gross margin	11,300	15,230	25,594	31,258
Income (loss) from continuing operations	1,780	(2,478)	2,591	5,691
Income (loss) from continuing operations per weighted average common share	0.03	(0.04)	0.04	0.08
Income (loss) from continuing operations per common share — assuming dilution	0.03	(0.04)	0.04	0.08
Net income (loss)	1,790	(2,090)	2,543	5,732
2004
Total revenues	$10,194	$12,226	$14,853	$13,302
Gross margin	2,127	7,235	7,278	8,064
Income (loss) from continuing operations	(5,901)	(1,241)	(1,242)	244
Income (loss) from continuing operations per weighted average common share	(0.09)	(0.02)	(0.02)	0.00
Income (loss) from continuing operations per common share — assuming dilution	(0.09)	(0.02)	(0.02)	0.00
Net income (loss)	(4,216)	2,567	3,500	2,668
      Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

26.	Subsequent Event
      On March 1, 2006, EDC entered into a non-binding Letter of Intent and Exclusivity Agreement to acquire Australian DVD/ CD manufacturer and distributor AAV Regency (“AAVR”). The Letter of Intent provides for a 90-day exclusivity period during which AAVR will negotiate exclusively with EDC with regard to an acquisition. The transaction is subject to customary conditions, including due diligence, financing, satisfaction of closing conditions and negotiation of a definitive agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. As described below under Management’s Annual Report on Internal Control over Financial Reporting, management identified a material weakness in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As a result of this material weakness in internal control over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005.
      In light of this material weakness, in preparing the Company’s consolidated financial statements for the year ended December 31, 2005, the Company performed additional analyses and other post-closing procedures in an effort to ensure that the Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The Company does not believe that the material weakness had any impact on previously recorded financial results. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented. Ernst & Young LLP’s report, dated March 15, 2006, expressed an unqualified opinion on the Company’s consolidated financial statements for the year ended December 31, 2005.
Management’s Annual Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In accordance with guidance promulgated by the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission on June 24, 2004, the Company excluded from its assessment of internal control over financial reporting the operations of EDC which was formed with the acquisition of Universal Music Group’s U.S. and central European CD and DVD manufacturing and distribution operations on May 31, 2005. For information concerning the significance of EDC to the Company’s consolidated financial statements, see Note 24 to the Company’s consolidated financial statements.

      A material weakness (within the meaning of the Public Company Accounting Overnight Board Auditing Standard No. 2) is a control deficiency, or aggregation of control deficiencies, that results in more than a remote risk that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected. The Company’s management assessed the effectiveness of internal control over financial reporting as of December 31, 2005, and this assessment identified the following material weakness in the Company’s internal control over financial reporting.
      In assessing the Company’s internal control over financial reporting as of December 31, 2005, management determined that the Company did not have effective internal control over financial reporting as of December 31, 2005. The Company concluded that its internal controls for 2005 were ineffective as a result of an identified material weakness in internal controls over revenue recognition for the Messaging business. The internal control weakness related primarily to insufficient resources with the knowledge, experience and training in the application of generally accepted accounting principles, as it applied to revenue recognition for multi-element contracts, and was attributed primarily to staff turnover and changes in responsibilities.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its Report included herein.
Changes in Internal Control Over Financial Reporting
      During the fourth quarter of 2005 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      The material weakness resulted from inadequate staffing of experienced, specialized accounting personnel. During the fourth quarter of 2005 the Company hired a divisional controller. Additionally, during the first quarter of 2006 the Company initiated certain corrective actions to address the material weakness related to revenue recognition that was identified, including: (i) hiring additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting including a revenue manager and a director of financial analysis, (ii) making additional training in this complex area mandatory for finance and other key personnel, (iii) enhancing the Company’s revenue recognition policies, procedures and controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Glenayre Technologies, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Glenayre Technologies, Inc did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glenayre Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      As indicated in the accompanying “Management’s Annual Report on Internal Control Over Financial Report” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Entertainment Distribution Company, LLC, which was acquired on May 31, 2005 and is included in the 2005 consolidated financial statements of Glenayre Technologies, Inc. and constituted 69% of total assets as of December 31, 2005 and 71% of revenues for the year then ended. Our audit of internal control over financial reporting of Glenayre Technologies Inc. also did not include an evaluation of the internal control over financial reporting of Entertainment Distribution Company, LLC.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
      A material weakness was identified in the operation of the Company’s internal controls over revenue recognition for the Messaging business. The material weakness related to insufficient resources with the knowledge, experience and training in the application of generally accepted accounting principles, as it is applied to revenue recognition for contracts with multiple element arrangements.
      The material weakness resulted in revenue accounting errors, which were corrected prior to the issuance of the consolidated financial statements for the year ended December 31, 2005. As a result, we have concluded that as of December 31, 2005 there is more than a remote likelihood that a material misstatement in the annual or interim financial statements would not have been prevented or detected by the internal controls over revenue recognition. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 15, 2006 on those financial statements.
      In our opinion, management’s assessment that Glenayre Technologies, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Glenayre Technologies, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 15, 2006

Item 9B.	Other Information
      None.
PART III
      Items 10 through 14 are incorporated herein by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE OFFICERS OF THE REGISTRANT,” “ELECTION OF DIRECTORS,” “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee,” “CODE OF ETHICS,” “COMPENSATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “INDEPENDENT PUBLIC ACCOUNTANTS — Audit and Non-Audit Fees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2006.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) (1) Financial Statements: See “Index to Consolidated Financial Statement” in Part II, Item 8 on page 34 of this Form 10-K.

(2) Financial Statement Schedule: See “Schedule II — Valuation and Qualifying Accounts” below.

(3) Exhibits: the exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003

		Column C
Column A	Column B	Additions			Column D	Column E

	Balance at	Charges (credits)		Charged to		Balance at
	Beginning	to Costs and		Other		End of
Description	of Period	Expenses		Accounts	Deductions	Period

	(Dollars in thousands)
Accounts Receivable — Allowance for Doubtful Accounts:
Year ended December 31, 2005	$444	$54		$—	$9	$489
Year ended December 31, 2004	363	92		—	11	444
Year ended December 31, 2003	805	(291	)(1)	—	151	363
Notes Receivable — Allowance for Doubtful Accounts:
Year ended December 31, 2005	$68	$—		$(68)	$—	$—
Year ended December 31, 2004	68	—		—	—	68
Year ended December 31, 2003	68	—		—	—	68
Valuation Allowance on Inventories:
Year ended December 31, 2005	$2,720	$366		$—	$342	$2,744
Year ended December 31, 2004	3,586	212		—	1,078	2,720
Year ended December 31, 2003	4,901	844		—	2,159	3,586

(1)	The credit of $291,000 for 2003 was primarily due to the collection of older receivables previously reserved as part of the Company’s reserve calculation

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2006.

Glenayre Technologies, Inc.

By	/s/ Clarke H. Bailey

Clarke H. Bailey
Chairman of the Board
and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2006:

/s/ Clarke H. Bailey Clarke H. Bailey Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	/s/ Ramon D. Ardizzone Ramon D. Ardizzone Director
/s/ Debra Ziola Debra Ziola Executive Vice President, Chief Accounting Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	/s/ Donald S. Bates Donald S. Bates Director /s/ Cliff O. Bickell Cliff O. Bickell Director
/s/ Peter W. Gilson Peter W. Gilson Director
/s/ John J. Hurley John J. Hurley Director
/s/ Horace H. Sibley Horace H. Sibley Director
/s/ Howard W. Speaks, Jr. Howard W. Speaks, Jr. Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

2.1	Asset Purchase Agreement dated May 9, 2005, by and among Entertainment Distribution Company (USA), LLC, UMG Manufacturing & Logistics, Inc. and Universal Music & Video Distribution Corp. was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.
2.2	Share Purchase Agreement dated May 9, 2005, by and among Blitz 05-107 GmbH (in future named: Entertainment Distribution GmbH), Universal Manufacturing & Logistics GmbH and Universal Music GmbH was filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.
3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference .
4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761.
4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999.
4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.
4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000.
10.1	Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 16, 1994 and is incorporated herein by reference.*
10.2	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference.*
10.3	Executive Severance Benefit Agreement dated April 28, 2004 between the Company and Bruce M. Bales (the “Bales Agreement”) was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), Rolf Madson (dated May 17, 2002), and Matthew K. Behrent (dated August 26, 2005) are identical, in all material respects, with the Bales Agreement and are not filed as exhibits.*
10.4	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference.*
10.5	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference.*
10.6	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference.*
10.7	Form of Stock Option Agreement for Registrant’s 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.*

Exhibit
Number	Exhibit Description

10.8	Glenayre Technologies, Inc. Incentive Plan dated March 8, 2005 was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2005 and is incorporated herein by reference.*
10.9	Credit Agreement dated May 31, 2005 among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.
10.10	Cash Collateral Agreement dated May 31, 2005 between Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.
10.11	Limited Liability Company Agreement of Entertainment Distribution Company, LLC was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.
10.12	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and James Caparro was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.*
10.13	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and Thomas Costabile was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.*
10.14	Letter agreement among Glenayre Electronics, Inc., James Caparro and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.*
10.15	U.S. CD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.**
10.16	U.S. HDFD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.**
10.17	Manufacturing and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.**
10.18	U.S. Distribution and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.**
10.19	Distribution and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.**
10.20	Matthew K. Behrent Offer Letter was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference.*
10.21	Service Contract among Glenayre Electronics, Inc., Glenayre Electronics (UK) Ltd. and Roger Morgan was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference.* Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference
10.22	Letter Agreement between Entertainment Distribution Company, LLC and John V. Madison dated December 15, 2005 was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.*

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of the Company is filed herewith.
23.1	Consent of Ernst & Young LLP is filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract

**	Portions of this document are confidential and have been omitted and filed separately with the Securities and exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.