Form 10-Q
period 2006-03-31
GLENAYRE TECHNOLOGIES INC
filed 2006-05-10
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-15761
GLENAYRE TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0085742
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

825 8th Avenue, 23rd Floor, NY, NY	10019
(Address of Principal Executive Offices)	(Zip Code)
(770) 283-1000
(Registrant’s Telephone Number, Including Area Code)
NOT APPLICABLE

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 1, 2006 was 68,697,145 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have reviewed the condensed consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Glenayre Technologies, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 15, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Atlanta, Georgia
May 9, 2006

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$71,865	$78,803
Restricted cash	10,522	10,602
Accounts receivable, net of allowances for doubtful accounts of $468 and $489 at March 31, 2006 and December 31, 2005 respectively	34,711	29,148
Current portion of long-term receivable	2,021	7,530
Inventories, net	15,201	15,620
Prepaid expenses and other current assets	12,977	12,231

Total Current Assets	147,297	153,934
Restricted cash	29,094	29,727
Property, plant and equipment, net	64,077	62,340
Long-term receivable	6,589	5,106
Goodwill and intangible assets	60,520	59,642
Other assets	4,618	6,883

TOTAL ASSETS	$312,195	$317,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,410	$28,990
Accrued and other liabilities	39,264	40,395
Income taxes payable	10,108	9,489
Deferred income taxes	222	215
Deferred revenue	4,573	9,003
Loans from employees	1,076	1,132
Current portion of long-term debt	14,748	14,530
Accrued liabilities, discontinued operations	2,304	2,174

Total Current Liabilities	104,705	105,928
Other non-current liabilities	3,542	3,353
Loans from employees	3,218	4,113
Long-term debt	62,543	61,868
Pension and other defined benefit obligations	30,381	29,281
Deferred income taxes	8,340	8,462
Accrued liabilities, discontinued operations	—	61

Total Liabilities	212,729	213,066
Minority interest in subsidiary company	886	886
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2006 - 68,649,636 shares; 2005 – 68,063,799 shares	1,372	1,361
Contributed capital	365,761	364,376
Accumulated deficit	(267,796)	(260,874)
Cumulative translation adjustment, net of tax	(757)	(1,183)

Total Stockholders’ Equity	98,580	103,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,195	$317,632

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Product sales	$60,318	$13,658
Service revenues	26,128	4,264

Total Revenues	86,446	17,922

COST OF REVENUES:
Cost of sales	48,852	4,155
Cost of services	18,440	2,470

Total Cost of Revenues	67,292	6,625

GROSS MARGIN:	19,154	11,297

OPERATING EXPENSES:
Selling, general and administrative expense	18,752	6,984
Research and development expense	4,575	3,034
Amortization of intangible assets	1,755	—

Total Operating Expenses	25,082	10,018

OPERATING INCOME (LOSS)	(5,928)	1,279

OTHER INCOME (EXPENSES):
Interest income	1,048	530
Interest expense	(1,411)	(7)
Loss on disposal of assets, net	(53)	(1)
Loss on currency swaps, net	(727)	—
Transaction gain, net	356	—
Other income (expense), net	45	8

Total Other Income (Expenses)	(742)	530

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6,670)	1,809
Provision for income taxes	4	29

INCOME (LOSS) FROM CONTINUING OPERATIONS	(6,674)	1,780
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT)	(248)	10

NET INCOME (LOSS)	$(6,922)	$1,790

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$(0.10)	$0.03
Income (loss) from discontinued operations	(0.00)	0.00

Net income (loss) per weighted average common share	$(0.10)	$0.03

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Income (loss) from continuing operations	$(0.10)	$0.03
Income (loss) from discontinued operations	(0.00)	0.00

Net income, (loss) per weighted average common share	$(0.10)	$0.03

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
					Other
			Contributed		Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Loss
Balances, December 31, 2005	68,064	$1,361	$364,376	$(260,874)	$(1,183)
Net loss				(6,922)		$(6,922)
Foreign currency translation					426	426
Shares issued for ESP Plan, restricted stock units and option exercises	586	11	934
Stock compensation expense and related reclass			451

Total comprehensive loss, net of tax						$(6,496)

Balances, March 31, 2006	68,650	$1,372	$365,761	$(267,796)	$(757)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,922)	$1,790
Adjustments to reconcile net income to net cash provided by
Depreciation and amortization	5,296	472
Stock compensation expense	383	—
Unrealized loss on currency swap	727	—
Foreign currency transaction gain	(394)	—
Other	134	12
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	1,159	(76)
Accounts receivable	(5,379)	(15,834)
Inventories	486	(2,231)
Prepaids and other current assets	(606)	776
Long-term receivable	4,283	—
Goodwill and intangible assets	(356)	—
Other assets	(68)	(828)
Accounts payable	3,074	1,441
Deferred revenue	(4,430)	9,086
Accrued liabilities and income taxes payable	(563)	1,698
Other	725	(51)

NET CASH USED IN OPERATING ACTIVITIES:	(2,451)	(3,745)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,866)	(273)
Maturities of short-term securities	—	12,124

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,866)	11,851

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee loans	108	—
Repayment of employee loans	(1,132)	—
Issuance of common stock	945	130

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(79)	130

EFFECT OF EXCHANGE RATE CHANGES ON CASH	458	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,938)	8,236
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,803	82,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,865	$90,927

Depreciation and amortization of intangible assets included in net cash used in operating activities:
Depreciation included in cost of sales	$2,721	$46
Depreciation included in selling, general and administrative expense	500	108
Depreciation included in research and development expense	320	318
Amortization of intangible assets	1,755	—
SUPPLEMENTAL INFORMATION OF NON-CASH ACTIVITIES:
We are in the process of finalizing the allocation of purchase price to intangible assets and goodwill. See Note 3. During the three months ended March 31, 2006, we revised the fair value of spare parts for the EDC U.S. operations. The adjustment was to reduce the balance for spare parts and increase the balance of goodwill and intangibles by $1.5 million.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
1. Business and Basis of Presentation
Glenayre Technologies, Inc. and its wholly owned and controlled majority owned subsidiaries (“we,” “us,” “our,” “Glenayre” or the “Company”) is an international company in the communications and entertainment industries. The Company has two reportable business segments: Glenayre Messaging (“Messaging”) and Entertainment Distribution Company (“EDC”). The EDC Business provides pre-recorded products and distribution services to the entertainment industry. The Company’s Messaging business is an established global provider of network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services.
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual report on form 10-K for the year ended December 31, 2005. The financial statements include the accounts of Glenayre and its wholly owned as well as controlled majority owned subsidiaries and have been prepared from records maintained by Glenayre and its subsidiaries in their respective countries of operation. The ownership interest of minority investors is recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation. The Company does not have any equity or cost method investments.
Use of Estimates
The preparation of financial statements in conformity with U.S. accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
2. Recently Adopted Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The Company adopted SFAS 123R on January 1, 2006. Prior to adoption of SFAS 123R, the Company accounted for share-based payments to employees using APB 25’s intrinsic value method and consequently recognized no compensation cost for employee stock options. Had the adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 13.
On January 1, 2006 the Company adopted SFAS No. 151 Inventory Cost, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current period charges. In addition, SFAS 151 requires allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operation.
The Company also adopted on January 1, 2006 SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaced APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The adoption of the provisions of SFAS 154 did not have a material impact on the Company’s results of operations or financial condition.
3. EDC Acquisition
On May 31, 2005, EDC completed the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). As a preliminary result of the EDC acquisition, certain long-term intangible assets were identified and are recorded at their estimated fair value less accumulated amortization of $5.5 million at March 31, 2006.
These intangibles include the North American and Central European CD and DVD manufacturing and distribution services agreements between EDC and Universal, which have 10-year terms and no minimum order requirements. Intangible assets also include two third party distribution supply agreements with automatic renewal terms and relationships with several central European customers for CD and DVD manufacturing services. The preliminary fair value assigned to the agreements was based on the present value of estimated future cash flows and is being amortized over the ten-year terms beginning in June 2005. The Company is in the process of finalizing third-party valuations of the various intangible assets. Given the complexities of the Universal manufacturing and distribution services agreements, the values of the intangibles are based on preliminary valuations and are subject to adjustment as additional information is obtained. The amount of goodwill if any, remaining after purchase price allocation is unknown. We have assumed that the total amount currently allocated to intangible assets for the U.S. operations will be deductible for U.S. income tax purposes.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
During the first quarter of 2006, in accordance with plans adopted at acquisition date, the Company terminated approximately 8 employees as part of the EDC acquisition resulting in estimated severance cost of $325,000. The Company paid approximately $81,000, and the remaining severance cost is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2006. The total termination cost of $325,000 is an adjustment of the purchase price and consequently increased goodwill and intangible assets in the accompanying unaudited condensed consolidated balance sheet at March 31, 2006.
The purchase price of approximately $127.0 million (provided in table below), using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474 consisted of $81.6 million cash paid at closing, $39.8 million in deferred payments to Universal and $5.6 million for various contingent payments and transaction costs. The purchase price is subject to post-closing adjustments. Of the purchase price paid at closing, $30.5 million was for the U.S. operations, €35.5 million ($44.3 million) was for the central European operations, and the balance constituted transaction expenses. The purchase price is being allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date.

Preliminary Estimated Fair Value at Acquisition Date
Cash	$38,374
Accounts receivable	5,726
Other receivables	2,229
Inventories	5,295
Prepaid assets	1,782
Spare parts	3,037
Property, plant & equipment	55,549
Long-term receivable from Universal	20,667
Deferred financing fees	1,056
Intangible assets	67,312
Accounts payable and accrued expenses	(28,548)
Deferred tax liability	(9,176)
Long-term liabilities	(36,257)

Total	$127,046

Universal Contingent Purchase Price
Under the terms of the share purchase agreement pursuant to which EDC acquired Universal’s central European CD and DVD manufacturing and distribution operations, EDC must pay to Universal 75% of the profit earned during the first term, and 50% of the profit earned during the first renewal term on the revenue derived from two third party distribution services agreements assumed as part of the acquisition. The initial term of the agreement with the first third party expired July 31, 2005 and was renewed for a one-year term. The initial term of the agreement with the second third party expired December 31, 2005 and was renewed for a two-year term. The profit is defined as earnings before interest and taxes. The contingent consideration included in the purchase price totals €4.3 million ($5.3 million) consisting of €2.9 million ($3.6 million) for actual consideration from the date of purchase through March 31, 2006 and €1.4 million ($1.7 million) for estimated consideration due for the nine months ended December 31, 2006, using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the Company’s unaudited condensed consolidated balance sheet at March 31, 2006 are approximately €813,000 ($981,000) for consideration earned but not paid as of March 31, 2006, and €1.4 million ($1.7 million) for the estimated amount payable for the nine months ended December 31, 2006, using the March 31, 2006 Euro to U.S. dollar exchange rate of 1.2076.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
EDC Profits Interests
Upon the completion of the acquisition of Universal’s U.S. and central European CD and DVD manufacturing and distribution operations, EDC issued profits interests to certain key employees, Universal, and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.
The estimated fair value of the profits interests at the date of grant is currently being independently appraised and will represent the probability-weighted present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor will be included in the acquisition costs of EDC. The profits interests issued to members of management are accounted for as compensation expense and included, in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations. These profits interests are amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. At March 31, 2006 and December 31, 2005, estimated obligations of $1.3 million and $1.1 million, respectively, were included in other non-current liabilities in the Company’s condensed consolidated balance sheets. Included in EDC’s results for three months ended March 31, 2006 were preliminary charges of $177,000, for the amortization of the unvested portion.
Volume Discount
EDC has a potential unrecorded liability related to a disagreement in the interpretation of the definition of the units that are eligible for the volume discount that is earned by Universal. We believe we have sufficient evidence to support our interpretation and estimate that the additional volume discount, if any, will not have a material impact on our operations, cash flows, or financial position.
Pro Forma Information
The pro forma financial information for the first quarter of 2005 includes the business combination accounting effect on historical EDC revenues, adjustments to depreciation on acquired property, amortization expense on intangible assets and acquisition costs reflected in Glenayre’s and EDC’s historical statements of operations for periods prior to the acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the first day of the applicable period presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.
The following unaudited pro forma consolidated results of operations of the Company for the three months ended March 31, 2005 assume that the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations of Universal were completed as of January 1, 2005:

Three Months Ended
March 31, 2005
Total revenues	$85,015

Net income from continuing operations	$589
Net income from discontinued operations	10

Net income	$599

Basic net income per share	$0.01
Diluted net income per share	0.01

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
4. Currency Rate Swap
The Company entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from its loan to its German subsidiary, acquired in May 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, the currency swap does not qualify for hedge accounting. Consequently, the Company reports the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings.
5. Inventories
Inventories, net of reserves, related to continuing operations consisted of:

	March 31, 2006	December 31, 2005
Raw materials	$10,096	$10,647
Work in process	1,688	1,390
Finished goods	3,417	3,583

	$15,201	$15,620

At March 31, 2006 and December 31, 2005, reserves were approximately $2.9 million and $2.5 million, respectively. Charges for obsolescence and slow-moving inventory were approximately $168,000 and $24,000 during the three month periods ended March 31, 2006 and 2005, respectively.
6. Estimated Warranty Costs and Deferred Revenue
The Company generally warrants Messaging products for one year after sale. Consequently, a provision for estimated warranty costs is recorded at the time of sale. Factors affecting the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim.
The following is a summary of activity of the continuing operations warranty obligation for the first quarter of 2006 and 2005:

	2006	2005
Balance at beginning of period	$423	$573
Provision for warranty obligations	92	46
Other warranty release	(105)	—
Settlements of warranty obligation	(8)	(45)

Balance at end of period	$402	$574

Post installation extended warranty and support services, known as Glenayre Care, are available for Messaging products and services. One year of Glenayre Care is generally included in the price of the product. A portion of the product revenue (an amount equal to the fair value of the Glenayre Care) is deferred when the product is sold and ratably recognized into revenues over the support period. Once this service period expires, customers generally enter into Glenayre Care agreements of varying terms, which typically require payment in advance of the performance of the extended warranty service. Revenue derived from post-installation support services is recognized ratably over the contracted support period.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Deferred revenue related to support services for new product sales and to the sale of post installation support services was approximately $3.4 million of the $4.6 million of deferred revenue included in the unaudited condensed consolidated balance sheet at March 31, 2006.
EDC provides its customers with a fixed credit as compensation for defective products. Revenue for CD and DVD products are recorded net of the fixed credit.
7. Discontinued Operations
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business. As a result, we recorded the Paging segment as a disposal of a segment of business starting in the second quarter of 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the Company’s unaudited condensed consolidated statements of operations. Additionally, the Company has reported all of the Paging segment assets at their estimated net realizable value in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2006. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations consist of the following:

	Three Months Ended
	March 31,
	2006	2005
Gain on disposal of segment before income taxes	$45	$63
Income tax expense	(293)	(53)

(Loss) income from discontinued operations	$(248)	$10

In the first quarter of 2006, after reviewing the estimated liabilities and future commitments related to the discontinued operations, we recorded a net decrease in the loss on disposal of approximately $45,000. The adjustments to the original estimates related primarily to asset liquidations and a reduction in estimated contract obligations. The income tax expense is primarily related to foreign income tax returns under regulatory review.
In the first quarter of 2005 we recorded a net decrease in the loss on disposal of approximately $63,000. This decrease included income of $74,000 primarily due to settlement payments received from Pilot Pacific Properties, Inc. and its associated companies. This income was offset by adjustments to the original estimates, related primarily to international office closures, of $11,000.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
8. Income Taxes
The Company’s consolidated income tax provision from continuing operations was different from the amount computed using the U.S. federal statutory income tax rate for the following reasons:

	Three Months Ended
	March 31,
	2006	2005
Income tax provision (benefit) federal U.S. statutory rate	$(2,335)	$633
State income tax net of federal benefit	(288)	(39)
Increase (decrease) in valuation allowance	2,459	(624)
Foreign taxes, net of federal benefit and related valuation allowance	4	29
Profits interest awards	62	—
Other non deductibles	83	30
Minority interest in losses of subsidiary	19	—

Income tax provisions	$4	$29

The Company accounts for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). At March 31, 2006, the Company’s net deferred tax assets were fully reserved by a valuation allowance. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized as offsets to the Company’s future taxable income. The Company assessed whether the net deferred asset at March 31, 2006 was realizable and determined that the entire amount should be reserved due to significant U.S. net operating losses and its inability to project future taxable income. The foreign pretax income (loss) from operations for the three months ended March 31, 2006 and March 31, 2005 were $23,000 and ($66,000), respectively.
The Company has realized U.S. Federal net operating losses (“NOLs”) of $276.9 million and foreign NOLs of $45.1 million. At December 31, 2005, of the $276.9 million realized U.S. Federal NOLs, $243.5 million will begin to expire in 2019. The remaining $33.4 million of U.S. NOLs were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc., which start expiring in 2006. However, the Company’s ability to offset future income with these acquired NOLs is subject to restriction in the United States Internal Revenue Code of 1986 as amended.
An unrecorded tax loss contingency arose in 2005 related to overhead costs incurred in the U.S. that were allocated to certain foreign subsidiaries. It is possible upon audit that the tax authorities in these foreign jurisdictions will object to the charges. If we are unsuccessful in defending our position, tax expense could increase by as much as $1.0 million over amounts currently accrued. We believe that the chance of disallowance is more than remote, but less than likely.
9. Employee Benefit Plans
Net pension and post-retirement benefit costs consisted of the following components:

	Three Months Ended March 31,
	2006	2005
Service cost	$228	$15
Interest cost on APBO	280	32
Amortization of prior service costs	(64)	(64)
Amortization of actuarial loss	8	22

	$452	$5

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The 2006 figures include pension benefit costs assumed in May 2005 in connection with the EDC acquisition. The amortization of prior service cost decreases the post-retirement benefit costs due to an amendment of a Messaging plan that reduced the number of participants by changing eligibility provisions.
10. Stockholders’ Equity
Income (Loss) from continuing operations per Common Share
The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income (loss) from continuing operations	$(6,674)	$1,780

Denominator:
Denominator for basic income (loss) from continuing operations per share – weighted average shares	68,178	66,884
Effect of dilutive securities: stock options	—	1,496

Denominator for diluted income (loss) from continuing operations per share	68,178	68,380

Income (loss) from continuing operations per weighted average common share (1)	$(0.10)	$0.03

Income (loss) from continuing operations per common share - assuming dilution (1)	$(0.10)	$0.03

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
There were no shares of potential common stock in the calculation of diluted loss per share for the three months ended March 31, 2006, as their effect would be anti-dilutive.
11. Commitments and Contingencies
Litigation
EDC is not currently party to any material legal proceedings. In connection with the licensing of Messaging’s software products, the Company’s standard purchase and license agreements typically require the Company to defend and indemnify its customers against claims that the Company’s licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, the Company agrees to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. The indemnity provisions generally provide, subject to various exclusions and conditions, for our control of defense and settlement and cover costs and damages actually finally awarded against the customer. The Company retains the right in its discretion or after issuance of a final adverse judgment to obtain a license for the licensed program in question from the third party, to modify the licensed program so it is no longer infringing, or to terminate

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
the customer’s license for the licensed program with a pro-rata refund of license fees paid based on a 5-year straight-line amortization schedule.
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
On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson filed an appeal with respect to this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. On April 11, 2006, the appellate court ruled on the appeal in Glenayre’s favor, affirming the trial court’s ruling of June 29, 2004 and dismissing Jackson’s claim for a second trial on other issues. On April 25, 2006, Jackson filed a request for rehearing en banc with the appellate court. Accordingly, at this time, the appellate court decision has not yet become final and nonappealable, and no assurance can be given at this time that further appellate proceedings will not ensue in the case.
Lynnview Ridge, Alberta – In November 2002 and April 2003, a total of twenty lawsuits seeking approximately $22.3 million (Canadian) in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against the Company and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits asserted that the defendants, including the Company, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the Company and a wholly owned subsidiary of Imperial Oil.
In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, the Company made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, the Company was notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately $11.8 million (Canadian) in total damages and that the releases to be made by the plaintiffs in connection with those settlements would include the Company. Since that time consent judgments and dismissals covering the Company have been entered in eight of the remaining nine lawsuits, which had been requesting approximately $6.5 million (Canadian) in total damages. In February 2006, the plaintiffs in the last of the lawsuits, seeking approximately $145,000 (Canadian) in total damages, agreed to discontinue their lawsuit. A dismissal covering the Company was filed on March 10, 2006, and the case was formally dismissed on that date. Based on the foregoing, all of the original twenty lawsuits have been settled or dismissed and are now closed. The Company has paid no damages with respect to any of the foregoing settlements or judgments.
In addition to the legal proceedings discussed above, the Company is from time to time, involved in various disputes and legal actions related to its business operations. While no assurance can be given regarding the outcome of the matters discussed above, based on information

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
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
Letters of Credit and Cash Collateral
Certain cash balances totaling $16.5 million are included in restricted cash in the unaudited condensed consolidated balance sheet at March 31, 2006. These balances are deposited with Wachovia to collateralize a portion of EDC’s credit facility. Restricted cash also includes $731,000 of customer performance bonds and $30,000 for letters of credit for leased space and a tax bond. None of these bonds or letters of credit were drawn upon as of March 31, 2006.
Other
At March 31, 2006, there were approximately $17.3 million of outstanding unconditional purchase commitments mainly to its suppliers of inventories and equipment.
12. Segment Reporting
The Company has two reportable segments: Messaging and EDC. Messaging consists of the Company’s software development operation, producing network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. EDC consists of the Company’s CD and DVD manufacturing and distribution operations. The Company’s segments operate in different industries and are managed separately.

	Three Months Ended March 31,
	Consolidated		EDC		Messaging
	2006	2005	2006	2005	2006	2005
Revenues	$86,446	$17,922	$70,076	$—	$16,370	$17,922
Income (loss) from continuing operations before income taxes	(6,670)	1,809	(4,372)	—	(2,298)	1,809
Depreciation & amortization	5,296	472	4,744	—	552	472
13. Stock Compensation Expense
On January 1, 2006, we adopted SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This pronouncement applies to our incentive stock plan, including stock options and restricted stock units, and our employee stock purchase plan.
We elected the “modified prospective” method for our transition. Under this method, we recognized compensation cost beginning on January 1, 2006 (a) based on the requirements of SFAS 123R for all share-based payments granted after that date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the that date that were unvested. No share-based employee compensation cost was recognized in the Company’s statement of operations for the year ended December 31, 2005 for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation costs were recognized for those

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
periods for the employee stock purchase plan transactions. Compensation expense was recorded for the restricted stock units issued to our directors in the two preceding years because the stock is issued at no cost to the directors.
As a result of adopting SFAS 123R, our net loss from continuing operations before income taxes and net loss for the three months ended March 31, 2006 is $360,000 greater than if we had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the same period would have been ($0.09) if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share from continuing operations of ($0.10).
The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income to cash flow from operations, when using the indirect method for presenting the statement of cash flows. Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the three months ended March 31, 2006, we did not record any excess tax benefit and corresponding increase to contributed capital because the Company has a net operating loss carryforward, and the tax benefit will not be recognized until the deduction reduces current taxes payable.
The Company grants stock options and issues new shares under stock incentive plans and an employee stock purchase plan.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123R to options granted under the Company’s stock option plan in 2005. For purposes of pro forma disclosures, the estimated fair value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense on a straight-line basis over the options’ vesting period. For the three-month period ended March 31, 2005 pro forma option expense is as follows:

Income from continuing operations — as reported	$1,780
Pro forma stock option expense	(269)

Income from continuing operations — pro forma	$1,511

Income from continuing operations — per common share — as reported (1)	$0.03
Pro forma stock option expense (1)	—

Income from continuing operations — per common share — pro forma (1)	$0.02

Income from continuing operations, assuming dilution — per common share — as reported (1)	$0.03
Pro forma stock option expense (1)	—

Income from continuing operations, assuming dilution — per common share — pro forma (1)	$0.02

(1)	Income per share amounts are rounded to the nearest $0.01; therefore, such rounding may impact individual amounts presented.
Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. The Company uses the Black-Scholes-Merton model. All awards granted prior to July 1, 2005 maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
value adjusted for estimated forfeitures. Prior to adopting SFAS 123R, we adjusted the pro forma expense for forfeitures only as they occurred. The pro forma expense was allocated to the service period based on the accelerated attribution method, and all the awards have graded service vesting. Under the new standard, the Company may use a straight-line or accelerated attribution method and elected to use straight line for awards issued after January 1, 2006.
The following table details the compensation expense for options, restricted stock and the employee stock purchase plan for the three months ended March 31, 2006:

Employee Stock Purchase Plan	$28
Options granted subsequent to January 1, 2006	3
Options granted prior to January 1, 2006	329

SFAS 123R expense	$360
Restricted Stock Units	23

Total stock compensation expense	$383

No stock compensation expense was capitalized as part of the cost of any asset during the three months ended March 31, 2006.
(a) Incentive Stock Plans
The Company maintains two incentive stock plans (the “1996 Plan” and the “1991 Plan”) that are used to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans as amended, authorize the grant of up to 9,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares. Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those option awards generally vest based on 3 years of continuous service and have 10-year contractual terms. Generally, one-third of the units vest on each of the first, second and third anniversaries of the grant.
The 1996 Plan also provides for the grant of restricted stock units (“RSU’s”) to non-officer directors on an annual basis. The granting of RSU’s intended to align the interest of directors and stockholders in enhancing the value of the Company’s common stock and to encourage such directors to remain with and to devote their best efforts to the Company. Beginning in January 2006, each non-officer director receives a number of RSU’s equal to $18,000 divided by the fair market value of the common stock on the last trading day immediately preceding each Annual Meeting. Prior to January 2006, non-officer directors received $9,000 annual grants. One-third of the units vest immediately and the remainder on each of the first and second anniversaries of the grant. On May 17, 2005 each non-officer director was granted 3,285 RSU’s with a unit price of $2.74 each, and in 2005 we recognized approximately $57,000 for director fee expense related to RSU’s. On January 3, 2006, to cover the increased compensation rate for the period from January 1, 2006 through the Company’s 2006 Annual Meeting, each non-officer director was granted 1,057 RSU’s with a unit price of $3.31 each, and in the three months ending March 31, 2006 we recognized approximately $23,000 for director fee expense related to RSU’s.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Activity and price information regarding the Company’s incentive stock plans are summarized as follows:

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	(In 000’s)	Price	Term	Intrinsic Value
Outstanding December 31, 2004	6,363	$3.96
Granted	1,425	2.87
Exercised	(1,106)	1.34
Canceled	(615)	12.27

Outstanding, December 31, 2005	6,067	3.28
Granted	41	4.31
Exercised	(537)	1.48
Forfeited	(4)	2.28
Expired	(37)	32.50

Outstanding, March 31, 2006	5,530	$3.27	6.7 years	$14,911

Vested or expected to vest at March 31, 2006	5,378	$3.28	—	$14,548

Exercisable at March 31, 2006	3,546	$3.54	5.5 years	$10,004
The weighted average grant-date fair value of options and RSU-’s granted during the three months ended March 31, 2006 was $88,000. The total intrinsic value of options and RSU’s exercised during the three months ended March 31, 2006 was $1.7 million.
A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted-
	Shares	Average Grant-
Nonvested Shares	(000’s)	Date Fair Value
Nonvested at December 31, 2005	2,022	$1.43
Granted	41	2.16
Vested	(85)	0.96
Forfeited	(4)	1.22

Nonvested at March 31, 2006	1,974	1.47

As of March 31, 2006, there was $1.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.07 years. The total fair value of shares vested during the three months ended March 31, 2006 was $82,000.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Prior to adopting SFAS 123R on January 1, 2006, the Company followed APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The weighted average fair value of stock options, calculated using the Black-Scholes-Merton option-pricing model, granted during the year ended December 31, 2005 was $1.42 per option. The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

2005
Expected Life in Years	1 to 4
Risk Free Interest Rate	4.4 to 4.5%
Volatility	0.64
Dividend Yield	—
The fair value for each option granted in the three months ended March 31, 2006 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

2006
Expected Life in Years	3.53
Risk Free Interest Rate	4.35%
Volatility	0.65
Dividend Yield	—
The expected life in years was based on the weighted average of historical grants assuming that outstanding options are exercised at the midpoint of the future remaining term, adjusted for current demographics. The risk free interest rate was the U.S. Treasury five-year spot rate for January 2006. Volatility was determined by using (i) the long-term volatility (mean reversion), (ii) the midpoint of historical rolling 3.53 year volatilities, (iii) the volatility of the most recent 3.53 year time period, (iv) the volatility of the most recent one-year, (v) the implied volatility as seen in the open market place on January 3, 2006 (beginning of quarter), (vi) the range (min/max) of the implied volatility in the last 52 weeks, and (vii) the Company’s selection for volatility in the prior reporting year. The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future.
(b) Employee Stock Purchase Plan
The Company uses it’s Employee Stock Purchase Plan (the “ESP Plan”) to give employees an opportunity to purchase common stock of the Company through payroll deductions, thereby encouraging employees to share in the economic growth and success of the Company. All regular full-time employees of the Company are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The calculation of the price for common stock is 85% of the lower of the closing price on the first day of the period, February 1 or August 1, or last day of the period, July 31 or January 31. For the August 1, 2005 to January 31, 2006 period, the discounted stock purchase price was $3.315. For the February 1, 2006 to July 31, 2006 period, the discounted stock purchase price will be the lower of $3.315 or 85% of the closing market price of the common stock on July 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management at the time such statements are made. The reader can identify such forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intend(s),” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part II, Item 1A – Risk Factors of this quarterly report on Form 10-Q and Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the fiscal year ended December 31, 2005 which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.
Overview
EDC:
On May 31, 2005, EDC acquired the CD and DVD manufacturing and distribution operations in the United States and central Europe from Universal Music Group (“Universal”). The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into 10-year supply agreements with Universal under which it immediately became the exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of distribution requirements for the United States and central Europe. Under these contracts, EDC will have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements in the United States and central Europe that are currently outsourced as Universal’s commitments to third party suppliers expire over the next three and one half years.
Revenues for the first quarter of 2006 were $70.1 million compared to $67.1 million on a pro forma basis for 2005 representing an increase of approximately 4%. The increase was due to higher volumes, offset by lower DVD market pricing.
Messaging:
Messaging provides Communications Service Providers with a complete messaging solution, consisting of hardware, software, and services that enable a range of related applications that provide significant value in both wireless, wireline and cable networks. Messaging applications available in the product group include voice mail, fax mail, video solutions, short message service, multimedia message service, missed-call notification, and others. Messaging’s services relate primarily to the installation or maintenance of Messaging’s products.
Revenues for the first quarter of 2006 were $16.4 million compared to $17.9 million for the first quarter of 2005. Sales to three of the Company’s largest domestic customers were substantially below that experienced in the first quarter of 2005. Sales to one of these domestic customers, Sprint-Nextel, declined by 83% to approximately $800,000 in the first quarter of 2006 versus the first quarter of 2005 as Sprint-Nextel implemented a purchase freeze while it conducted a formal vendor selection process. In early May 2006, we were notified by Sprint-Nextel that Messaging would no longer be included in their voicemail vendor selection process.

During the second quarter of 2006 Messaging began taking actions to reduce operating expenses to be in line with a lower level of anticipated sales during the remainder of the year.
Results of Continuing Operations
The following table and discussion present the material changes in the consolidated results of operations of the Company for the periods indicated:

	Three Months Ended March 31,
	2006	2005	Change
REVENUES
Entertainment	$70,076	$—	$70,076
Messaging	16,370	17,922	(1,552)

Consolidated	$86,446	$17,922	$68,524

GROSS MARGIN
Entertainment	$10,440	$—	$10,440
Messaging	8,714	11,297	(2,583)

Consolidated	$19,154	$11,297	$7,857

OPERATING INCOME (LOSS)
Entertainment	$(3,002)	$—	$(3,002)
Messaging	(2,926)	1,279	(4,205)

Consolidated	$(5,928)	$1,279	$(7,207)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Entertainment	$(4,372)	$—	$(4,372)
Messaging	(2,298)	1,809	(4,107)

Consolidated	$(6,670)	$1,809	$(8,479)

INCOME (LOSS) FROM CONTINUING OPERATIONS
Entertainment	$(4,110)	$—	$(4,110)
Messaging	(2,564)	1,780	(4,344)

Consolidated	$(6,674)	$1,780	$(8,454)

Three months Ended March 31, 2006 and 2005
On a consolidated basis, the increase in revenues is primarily due to $70.1 million revenues from EDC. The decrease in Messaging revenue was primarily due to decreased product revenue from reduced volume of system sales. The improvement in gross margin was primarily due to $10.4 million from EDC offset by Messaging’s $2.6 million decline resulting primarily from a change in the mix of products sold, with a higher volume of lower margin products. Operating income declined primarily due to a loss from EDC and decreased gross margins and increased operating expenses in Messaging.
EDC
Revenues. Product sales for the first quarter of 2006 were $49.7 million, and distribution services revenues were $20.4 million. International revenues comprised 49% of total revenue for the quarter. Universal individually accounted for approximately 85% of EDC’s revenue. The first quarter of each calendar year is typically the lowest point in the revenue cycle in the entertainment industry. The Company expects growth in 2006 to be driven by reversionary business from Universal and additional third party business.

Gross Margins on Product Sales and Services. Gross margin for the first quarter of 2006 on product revenues was $5.4 million or 11% of product revenues, and service margins were $5.0 million or 25% of service revenues. EDC’s gross margins are impacted by the seasonality of the music business, with lower margins in the first half of the year, and higher margins during the second half of the year due to leverage on fixed costs during the peak season. The gross margins in the first quarter of 2006 were also impacted by the recording of approximately $967,000 in volume discounts due to Universal as a result of an increase in their forecasted volumes. On average, gross margins are expected to be in the 18% to 20% range on an annual basis.
Operating Income. Operating loss of $3.0 million included $1.8 million of amortization expense on intangible assets. The intangible assets consist primarily of 10-year manufacturing and distribution services agreements that EDC entered into with Universal as part of the EDC acquisition, and agreements with various central European customers. Selling, general and administration costs increased in the first quarter of 2006 compared to the first quarter of 2005 due to higher selling and marketing costs related to the establishment of a sales function to solicit new third party business, to higher cost associated with EDC’s first year Section 404 of the Sarbanes-Oxley Act of 2002 compliance activities, to non-recurring recruiting, relocation, and transition costs related to the restructuring of the operations in the U.S., and to activities related to potential acquisition activities.
Income from Continuing Operations before Tax. Interest expense of $1.4 million included approximately $676,000 of interest relating to the term loan with Wachovia Bank, approximately $576,000 imputed interest relating to the deferred acquisition payments due to Universal and amortization of debt issue costs.
Income from Continuing Operations. Income tax benefit for the first quarter related to the international operations.
Messaging
Revenues. Revenues decreased in the first quarter of 2006 primarily due to reduced product sales partially offset by increased service revenue. Revenues from our domestic customers decreased in the first quarter of 2006 as compared to the first quarter of 2005. International revenues increased to $3.3 million from $1.9 million for the first quarter of 2006 and 2005, respectively, and accounted for 21% and 11% of total net sales in those quarters, respectively. During the first quarter of 2006, five customers individually accounted for approximately 28%, 17%, 11%, 11% and 11% of total revenue from continuing operations. During the first quarter of 2005, three customers individually accounted for 27%, 25% and 12% of total revenue from continuing operations.
Gross Margins on Product Sales and Services. The decrease in gross margin dollars was due primarily to a change in the mix of products sold. Gross margin on products sold (product margin) was 57% for the first quarter of 2006 compared to 70% for the same quarter last year. In the first quarter of 2006, sales of the lower margin ICE products replaced the sales of higher margin legacy products sold in the same quarter of 2005. The lower margin in the first quarter of 2006 was offset by revenue of $1.4 million recognized in the quarter related to undelivered elements of a multi element contract that had been deferred during 2004 and 2005. During the first quarter of 2006, the customer provided confirmation that no additional elements were required, and the Company was able to recognize this remaining revenue with no associated cost. The gross margin percentage for services (service margin) in the first quarter of 2006 was 47% compared to 42% in 2005.
Operating Income (Loss). The loss for the first quarter of 2006 was primarily a result of decreased gross margin dollars and increased operating expenses primarily related to expenses related to an 18% increase in headcount.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations decreased over the same quarter last year primarily due to the decrease in gross margin and increase in operating expenses discussed above.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations decreased over the same quarter last year primarily due to the changes discussed above and to the provision for income taxes that related to international operations.

Financial Condition and Liquidity
Overview. At March 31, 2006, we had cash, cash equivalents and restricted cash totaling $111.5 million. The restricted cash of $39.6 million consisted primarily of cash pledged as collateral to secure bank debt and balances held in escrow to fund pension and other debt obligations. Our principal source of liquidity was our $71.9 million cash and cash equivalents balances. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. EDC has a senior credit facility with Wachovia Bank consisting of a five-year term loan with an outstanding balance of $41.5 million and a $10.0 million revolving line of credit. At March 31, 2006, no drawings were made against the $10.0 million line of credit that is available as a source of liquidity, if required.
We expect to use cash and cash equivalents for working capital, investments in capital equipment, and other general corporate purposes, including the expansion and development of our existing products and markets, and potential acquisitions.
At March 31, 2006 approximately $2.3 million in discontinued operations liabilities remained outstanding of which we anticipate approximately $0.2 million to be paid in 2006. The remaining balance relates to estimated international business tax obligations. The Company is waiting for tax clearance and expects the process to take more than a year.
Operating Activities. Cash used in operating activities was the net of the first quarter’s net loss offset by depreciation and amortization and other cash flow adjustments, including the significant activity described below:
Cash provided by operating activities included:
o	Cash received from Universal related to the long-term receivable established as part of the EDC acquisition, and

o	Increased EDC accounts payable balances related to increased sales volume at the end of the quarter, partially offset by reductions in Messaging accounts payable due to decreased sales volume.
Cash used in operating activities included:
o	Increased accounts receivable balances primarily due to increased EDC sales volume in March of 2006, partially offset by Messaging collections,

o	Decreased Messaging deferred revenue resulting from the completion of delivery and installation of prior quarter invoiced transactions, and

o	Payment of the 2005 incentive bonuses.
Investing Activities. During the three months ended March 31, 2006 we spent $4.9 million on equipment primarily for EDC’s operations. We anticipate that property, plant and equipment purchases related to our continuing operations for the remainder of 2006 will approximate $17.0 of which $15.0 million relates to EDC and $2.0 million relates to Messaging.
Financing Activities. During the three months ended March 31, 2006, we issued approximately $945,000 of common stock in connection with purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options and other awards. Additionally, we increased common stock and contributed capital by approximately $383,000 related to stock compensation expense.

Income Tax Matters. Our recent cash outlays for income taxes have been limited primarily to foreign income taxes. At December 31, 2005, the Company had U.S. net operating loss carryforwards (“NOLs”) aggregating approximately $322.0 million, which may be used to offset future taxable income and reduce federal income taxes. These NOLs begin to expire during 2006 as noted in the table below.

	Expiration of NOLS (In millions)
	Unrestricted	Restricted
	U.S	U.S	INT’L*	TOTAL
2006	$—	$0.2	$—	$0.2
2007	—	1.8	—	1.8
2008	—	3.3	—	3.3
2009	—	3.8	3.7	7.5
2010	—	5.9	41.4	47.3
2011	—	9.0	—	9.0
2012	—	9.4	—	9.4
2019	44.3	—	—	44.3
2020	50.6	—	—	50.6
2021	65.0	—	—	65.0
2022	13.4	—	—	13.4
2023	20.7	—	—	20.7
2024	48.4	—	—	48.4
2025	1.1	—	—	1.1

TOTAL	$243.5	$33.4	$45.1	$322.0

*	International NOL’s are primarily related to Canada.
Summary. We believe that our current cash reserves together with our ability to establish borrowing arrangements will be sufficient to (i) support the short-term and long-term liquidity requirements for current operations (including annual capital expenditures) and discontinued operations and (ii) make potential acquisitions and strategic investments.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Other than the adoption of FAS 123R, we believe that there have been no significant changes to such critical accounting policies and estimates during the three months ended March 31, 2006.
SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating awards expected to vest including type of awards, employee class, and our historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.
We use the Black-Scholes-Merton valuation model to determine the fair value of our stock options. Significant judgment is required in determining the inputs to the model including the expected volatility, the expected life, and the risk free interest rate. Changes in the input assumptions, can materially affect the fair value estimate of our stock options.
Other Developments Business
On March 1, 2006, EDC entered into a non-binding Letter of Intent and Exclusivity Agreement to acquire Australian DVD/CD manufacturer and distributor AAV Regency (“AAVR”). The Letter of Intent provides for a 90-day exclusivity period during which AAVR will negotiate exclusively with EDC with regard to an acquisition. The transaction is subject to customary conditions, including due diligence, financing, satisfaction of closing conditions and negotiation of a definitive agreement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes. The Company is not a party to any financial or commodity derivatives except for a cross-currency rate swap. The Company’s exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such exposure during the first quarter of 2006.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, due to the existence of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.
As discussed in Item 9A of the Company’s 2005 annual report on Form 10-K, in assessing the Company’s internal control over financial reporting as of December 31, 2005, management determined that the Company did not have effective internal control over financial reporting as of December 31, 2005. The Company concluded that its internal controls were ineffective as a result of an identified material weakness in internal controls over revenue recognition for Messaging. The internal control weakness primarily related to insufficient staffing resources with the knowledge, experience and training in the application of generally accepted accounting principles, as applied to revenue recognition for multi-element contracts, and was attributed primarily to staff turnover and changes in responsibilities. As discussed below and disclosed in the Company’s 2005 Annual Report, the Company has implemented certain corrective actions to remediate this material weakness. However, sufficient time has not passed to properly test the effectiveness of the controls post-remediation.
During the quarter ended March 31, 2006 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the

Company’s internal control over financial reporting except as follows. During the quarter ended March 31, 2006, the Company initiated certain corrective actions to address the material weakness related to revenue recognition that was identified, including: (1) hiring additional personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting including a revenue manager and a director of financial analysis, (2) making additional training in this complex area mandatory for finance and other key personnel and (3) enhancing the Company’s revenue recognition policies, procedures and controls. In accordance with guidance promulgated by the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission on June 24, 2004, the Company has excluded EDC from its assessment of changes in internal controls, the operations of which consist entirely of the CD and DVD manufacturing and distribution operations acquired from Universal Music Group on May 31, 2005.
PART II – OTHER INFORMATION
ITEMS 2, 3, 4 and 5 are inapplicable and have been omitted.
ITEM 1. LEGAL PROCEEDINGS
See Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company is party and is incorporated herein by reference.
Item 1A. RISK FACTORS
In addition to the risk factors set forth in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2005, the following risk factors should also be considered.
Potential Restructuring Activities
Messaging continues to assess its business to align resources and achieve its desired cost structure. These efforts may not be sufficient for Messaging to achieve sustained profitability and meet the changes in industry and market conditions. We will continue to make judgements as to whether reductions in workforce may be required. These workforce reductions may impair our ability to achieve current or future business objectives. Any decision to further limit investment or exit, or dispose of, businesses may result in the recording of impairment charges. We will also review long-lived assets for recoverability under FAS 144 which could result in asset write downs based on our forecasts of future business performance and accounting estimates related to the useful life and recoverability of the net book value of these assets.
Senior Secured Credit Facility
EDC’s Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) the Company’s ability to pay dividends or make acquisitions outside its current industries; (iii) EDC’s ability to make any payments to the Company in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC and subsidiaries leverage, minimum interest coverage and maximum senior secured leverage as defined therein. EDC’s ability to comply with these financial covenants is dependent on its future performance, which is subject to prevailing economic conditions and other factors that are beyond our control, including the risk factors described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2005. Our failure to comply with any of these restrictions in the senior secured credit facility may result in an event of default, which, if not cured or waived, would allow the lenders to accelerate the payment of the loans and/or terminate the commitments to lend or foreclose on collateral (including the Company’s $16.5 million cash collateral) in addition to other legal remedies.
ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.
(Registrant)

/s/ Debra Ziola
Debra Ziola
Executive Vice President and
Chief Financial Officer
Date: May 10, 2006	(Principal Financial Officer)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.