Form 10-Q
period 2006-06-30
GLENAYRE TECHNOLOGIES INC
filed 2006-08-09
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-15761
GLENAYRE TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0085742
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

825 8th Avenue, 23rd Floor, NY, NY (Address of Principal Executive Offices)	10019 (Zip Code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at July 31, 2006 was 68,819,031 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have reviewed the condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations for the three month and six month periods ended June 30, 2006 and 2005, the consolidated statement of stockholders’ equity for the six month period ended June 30, 2006, and condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
August 7, 2006

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share and
	per share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$66,837	$78,803
Restricted cash	2,144	10,602
Accounts receivable, net of allowances for doubtful accounts of $375 and $489 at June 30, 2006 and December 31, 2005, respectively	29,229	28,056
Current portion of long-term receivable	1,659	6,076
Inventories, net	14,714	15,620
Prepaid expenses and other current assets	20,418	11,099

Total Current Assets	135,001	150,256
Restricted cash	21,839	29,727
Property, plant and equipment, net	65,168	62,340
Long-term receivable	7,185	6,560
Goodwill	3,027	—
Intangible assets	60,674	59,642
Other assets	4,826	6,883

TOTAL ASSETS	$297,720	$315,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,678	$28,990
Accrued and other liabilities	36,148	38,001
Income taxes payable	10,027	9,489
Deferred income taxes	231	215
Deferred revenue	3,582	9,003
Loans from employees	1,117	1,132
Current portion of long-term debt	19,845	14,700
Accrued liabilities, discontinued operations	2,363	2,174

Total Current Liabilities	96,991	103,704
Other non-current liabilities	7,447	3,353
Loans from employees	3,604	4,113
Long-term debt	51,541	61,868
Pension and other defined benefit obligations	32,541	29,281
Deferred income taxes	9,699	8,462
Accrued liabilities, discontinued operations	—	61

Total Liabilities	201,823	210,842
Minority interest in subsidiary company	772	886
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2006 - 68,815,431 shares; 2005 – 68,063,799 shares	1,376	1,361
Contributed capital	366,290	364,376
Accumulated deficit	(272,624)	(260,874)
Cumulative translation adjustment, net of tax	83	(1,183)

Total Stockholders’ Equity	95,125	103,680

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,720	$315,408

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Product sales	$66,071	$30,429
Service revenues	23,902	12,325

Total Revenues	89,973	42,754

COST OF REVENUES:
Cost of sales	53,313	19,667
Cost of services	14,740	7,857

Total Cost of Revenues	68,053	27,524

GROSS MARGIN	21,920	15,230

OPERATING EXPENSES:
Selling, general and administrative expense	17,460	12,113
Research and development expense	4,221	3,948
Amortization of intangible assets	2,025	566

Total Operating Expenses	23,706	16,627

OPERATING LOSS	(1,786)	(1,397)

OTHER INCOME (EXPENSES):
Interest income	1,032	571
Interest expense	(1,563)	(505)
Gain (loss) on currency swap, net	(1,650)	262
Transaction gain (loss), net	584	(1,300)
Other income	14	25

Total Other Expenses	(1,583)	(947)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,369)	(2,344)
Provision for income taxes	1,187	134
Minority interests	(114)	—

LOSS FROM CONTINUING OPERATIONS	(4,442)	(2,478)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT)	(386)	388

NET LOSS	$(4,828)	$(2,090)

LOSS PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.06)	$(0.04)
Income (loss) from discontinued operations	(0.01)	0.01

Loss per weighted average common share	$(0.07)	$(0.03)

LOSS PER COMMON SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.06)	$(0.04)
Income (loss) from discontinued operations	(0.01)	0.01

Loss per weighted average common share	$(0.07)	$(0.03)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Product sales	$126,389	$44,087
Service revenues	50,030	16,589

Total Revenues	176,419	60,676

COST OF REVENUES:
Cost of sales	102,165	23,822
Cost of services	33,180	10,324

Total Cost of Revenues	135,345	34,146

GROSS MARGIN	41,074	26,530

OPERATING EXPENSES:
Selling, general and administrative expense	36,212	19,100
Research and development expense	8,796	6,982
Amortization of intangible assets	3,780	566

Total Operating Expenses	48,788	26,648

OPERATING LOSS	(7,714)	(118)

OTHER INCOME (EXPENSES):
Interest income	2,080	1,101
Interest expense	(2,974)	(512)
Gain (loss) on currency swaps, net	(2,377)	262
Transaction gain (loss), net	940	(1,300)
Other income, net	6	32

Total Other Expenses	(2,325)	(417)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,039)	(535)
Provision for income taxes	1,191	163
Minority interests	(114)	—

LOSS FROM CONTINUING OPERATIONS	(11, 116)	(698)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX PROVISION (BENEFIT)	(634)	398

NET LOSS	$(11,750)	$(300)

LOSS PER WEIGHTED AVERAGE COMMON SHARE:
Loss from continuing operations	$(0.16)	$(0.01)
Income (loss) from discontinued operations	(0.01)	0.01

Loss per weighted average common share	$(0.17)	$(0.00)

LOSS PER COMMON SHARE — ASSUMING DILUTION:
Loss from continuing operations	$(0.16)	$(0.01)
Income (loss) from discontinued operations	(0.01)	0.01

Loss per weighted average common share	$(0.17)	$(0.00)

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
					Other
	Common Stock		Contributed		Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Loss
Balances, January 1, 2006	68,064	$1,361	$364,376	$(260,874)	$(1,183)
Net loss				(11,750)		$(11,750)
Foreign currency translation					1,266	1,266
Shares issued for ESP Plan and option exercises	751	15	1,129
Stock compensation expense			785

Total comprehensive loss, net of tax						$(10,484)

Balances, June 30, 2006	68,815	$1,376	$366,290	$(272,624)	$83

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,750)	$(300)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,890	2,586
Stock compensation expense	715	26
Profits interest	823	807
Unrealized loss (gain) on currency swap	2,377	(262)
Foreign currency transaction (gain) loss	(1,026)	1,006
Minority interest	(114)	—
Other	302	(281)
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	1,207	(845)
Accounts receivable	(617)	(25,650)
Inventories	1,129	(2,529)
Prepaids and other current assets	(8,891)	(308)
Long-term receivable	4,359	7,501
Goodwill and intangible assets	(140)	—
Other assets	(329)	20
Accounts payable	(6,257)	9,907
Deferred revenue	(5,421)	7,272
Accrued liabilities and income taxes payable	(3,549)	9,541
Pension and other defined benefit plans	1,599	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(14,693)	8,491

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,381)	(1,597)
Maturities of short-term securities	—	12,180
Asset and share purchase of EDC, net of cash acquired	—	(67,262)
Release (increase) in restricted cash	16,500	(16,500)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,119	(73,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing, net of costs	—	45,444
Proceeds from employee loans	360	—
Repayment of long-term borrowing	(8,135)	—
Proceeds from sale of LLC interest in subsidiary	—	772
Repayment of employee loans	(1,156)	—
Issuance of common stock	1,144	551

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,787)	46,767
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,395	(771)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,966)	(18,692)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,803	82,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$66,837	$63,999

Depreciation and amortization included in net cash used in operating activities:
Depreciation included in cost of sales	$5,495	$1,036
Depreciation included in selling, general and administrative expense	1,055	341
Depreciation included in research and development expense	560	643
Amortization of intangible assets	3,780	566
SUPPLEMENTAL INFORMATION OF NON-CASH ACTIVITIES:
During the six months ended June 30, 2006, we purchased a printer under a capital lease for approximately $965,000.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
1. Business and Basis of Presentation
Glenayre Technologies, Inc. and its wholly owned and controlled majority owned subsidiaries (collectively referred to as “we,” “us,” “our,” “Glenayre” or the “Company”) is an international company operating in the entertainment and communications industries. The Company has two reportable business segments: Entertainment Distribution Company, LLC (“EDC”) and Glenayre Messaging (“Messaging”). The EDC segment provides pre-recorded products and distribution services to the entertainment industry. The Messaging segment is an established global provider of network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services.
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
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
Reclassifications
Certain items in the prior period consolidated financial statements have been reclassified to conform to the current presentation.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
2. Recently Adopted Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS 123R on January 1, 2006. Prior to adoption of SFAS 123R, we accounted for share-based payments to employees using APB 25’s intrinsic value method and consequently recognized no compensation cost for employee stock options. Had the adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 15.
On January 1, 2006 we adopted SFAS No. 151 Inventory Cost, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operation.
We also adopted on January 1, 2006 SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impracticable. SFAS 154 replaced APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The adoption of the provisions of SFAS 154 did not have a material impact on the Company’s results of operations or financial condition.
3. Impact of Recently Issued Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
4. EDC Acquisition
On May 31, 2005, we acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase price of approximately $130.0 million (as set forth in the table below), using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474, consisted of $81.6 million cash paid at closing, $39.8 million in deferred payments to Universal and $7.0 million for various contingent payments and transaction costs. The purchase price was subject to post-closing adjustments associated with the contingent purchase price discussed below. Of the cash purchase price paid at closing, $30.5 million was for the U.S. operations, €35.5 million ($44.3 million) was for the central European operations, and the balance constituted transaction expenses. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date.
Under the purchase method of accounting, the assets and liabilities acquired from Universal were recorded on our balance sheet at their respective fair values as of the date of acquisition. We have finalized our purchase price allocation and do not expect further material adjustments to values assigned to the assets acquired and assumed liabilities. The following table summarizes the fair values at acquisition:

	December 31, 2005	Adjustment	June 30, 2006
Current assets	$53,406	—	$53,406
Spare parts	4,569	(1,532)	3,037
Property, plant & equipment	55,549	351	55,900
Long-term receivable from Universal	20,667	—	20,667
Other assets	1,056	—	1,056
Customer relationships	65,383	2,670	68,053
Goodwill	—	3,023	3,023
Accounts payable and accrued expenses	(28,548)	—	(28,548)
Deferred tax liability	(9,176)	(1,062)	(10,238)
Long-term liabilities	(35,933)	(374)	(36,307)

Total	$126,973	$3,076	$130,049

The additional purchase price adjustments recorded during the six months ended June 30, 2006 included $1.6 million relating to the fair value of the profits interests awarded to the Seller and the investment banker as part of the acquisition, $1.3 million of additional contingent purchase price payable to the Seller and $141,000 of additional transaction costs.
During the first quarter of 2006, in accordance with plans adopted at acquisition date, we terminated nine employees as part of the EDC acquisition resulting in estimated severance cost of approximately $325,000. During the second quarter of 2006 this estimate was increased by $50,000. The total severance cost of $375,000 is an adjustment of the purchase price and consequently increased intangible assets in the accompanying unaudited condensed consolidated balance sheet at June 30, 2006. We paid approximately $228,000 of the severance cost during the six months ended June 30, 2006. The remaining severance cost is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet at June 30, 2006.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Universal Contingent Purchase Price
Pursuant to the terms of EDC’s acquisition of Universal’s central European CD and DVD manufacturing and distribution operations, we must pay Universal a percentage of the profits earned on the revenue derived from two third party distribution services agreements assumed in the acquisition. Profit is defined as earnings before interest and taxes. We reached an agreement with Universal in June 2006 clarifying the terms of this agreement. As clarified, such arrangement extends through December 31, 2007.
The contingent consideration included in the purchase price totals €5.3 million ($6.6 million) consisting of €3.2 million ($4.0 million) for actual consideration from the date of purchase through June 30, 2006 and €2.1 million ($2.6 million) for estimated consideration due for the remaining 18 months ended December 31, 2007, using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the unaudited condensed consolidated balance sheet at June 30, 2006 are approximately €94,000 ($117,000) for consideration earned but not paid as of June 30, 2006, and €2.1 million ($2.6 million) for the estimated amount payable for the 18 months ended December 31, 2007, using the June 30, 2006 Euro to U.S. dollar exchange rate of 1.2551.
EDC Profits Interests
As part of the EDC acquisition, we issued profits interests to certain key employees, Universal, and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.
The estimated fair value of the profits interests at the date of grant represents the present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor was included in the acquisition costs of EDC.
The profits interests issued to members of management are accounted for as compensation expense and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Compensation expense included in EDC’s results for the six months ended June 30, 2006 and 2005, respectively was $823,000 and $807,000. Compensation expense is recorded according to a vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. The estimated fair value of the profits interests are subject to change in subsequent reporting periods as a result of actual results and revised estimates that differ from our current estimates, and this could result in adjustments to compensation expense related to the management profits interests. At June 30, 2006 and December 31, 2005, $1.9 million and $1.1 million, respectively, were included in other non-current liabilities in our condensed consolidated balance sheets as follows:

	June 30, 2006	December 31, 2005
Vested	$1,822	$710
Unvested	124	413

Total	$1,946	$1,123

Volume discount
At March 31, 2006 EDC had a potential unrecorded liability related to a disagreement in the interpretation of the definition of the units that are eligible for the volume discount that is earned by Universal. During the second quarter of 2006 EDC recorded a liability relating to this additional volume discount once we determined that the probability of incurring the liability was more likely than not.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Intangible Assets
Intangible assets are comprised of supply agreements and contractual and non-contractual customer relationships arising from the acquisition of Universal’s U.S. and central European manufacturing and distribution operations. The supply agreements and customer relationships include 10-year manufacturing and distribution services supply agreements with Universal, two third party distribution supply agreements with automatic renewal terms and relationships with several central European customers for CD and DVD manufacturing services. The fair value assigned to the agreements was based on the present value of estimated future cash flows. The intangible value of the U.S. and international manufacturing and distribution agreements with Universal is being amortized over the 10-year terms of the agreements. The intangible value of the other international customer agreements and the international third party customer relationships are being amortized over five years.
As of June 30, 2006, acquired intangible assets and related amortization, using the June 30, 2006 Euro to U.S. dollar exchange rate of 1.2551, are as follows:

		June 30, 2006		December 31, 2005

		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5-10 years	$68,319	$7,645	$63,335	$3,693

Intangible assets not subject to amortization:
Goodwill		$3,027	$—	$—	$—

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The weighted average useful life of intangible assets subject to amortization is 9.2 years. The amortization expense for the six months ended June 30, 2006 and 2005 was $3.8 million and $0.6 million, respectively. The estimated amortization expense for the remaining current year and the next five years is as follows:

For the six months ending December 31, 2006	$4,068
For the years ending December 31,
2007	8,136
2008	8,136
2009	8,136
2010	6,795
2011	5,837
Goodwill
In connection with the Universal acquisition in our EDC segment, we recorded goodwill in the amount of $3.0 million. No goodwill was recorded at December 31, 2005, because the valuation was preliminary at that time. Goodwill allocated to U.S. operations is expected to be deductible for income tax purposes. There were no indicators of impairment at June 30, 2006. The measurement date for impairment will be October 1 of each fiscal year.
Pro Forma Information
The pro forma financial information for the second quarter and the first six months of fiscal 2005 includes the business combination accounting effect on historical Glenayre and EDC revenues, adjustments to depreciation on acquired property, amortization expense on intangible assets and acquisition costs reflected in Glenayre’s and EDC’s historical statements of operations for periods prior to the acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the first day of the applicable period presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.
The following unaudited pro forma consolidated results of operations of the Company for three and six months ended June 30, 2005 assume that the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations of Universal were completed as of January 1, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Total revenues	$89,928	$172,557
Net loss from continuing operations	$(5,079)	$(6,741)
Net income from discontinued operations	$388	$398
Net loss	$(4,691)	$(6,343)
Basic net loss per share	$(0.07)	$(0.09)
Diluted net loss per share	$(0.07)	$(0.09)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
5. Currency Rate Swap
The Company entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from its loan to its German subsidiary, acquired in May 2005, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or in any event by May 31, 2010. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, the currency swap does not qualify for hedge accounting. Consequently, the Company reports the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings.
The loss on the currency rate swap was approximately $1.6 million and $2.4 million for the three months and six months ended June 30, 2006, respectively. The gain on the currency rate swap was approximately $262,000 for the three months and six months ended June 30, 2005.
6. Inventories
Inventories, net of reserves, related to continuing operations consisted of:

	June 30, 2006	December 31, 2005
Raw materials	$10,023	$10,647
Work in process	1,892	1,390
Finished goods	2,799	3,583

Total	$14,714	$15,620

At June 30, 2006 and December 31, 2005, reserves related to continuing operations were approximately $3.0 million and $2.8 million, respectively.
7. Estimated Warranty Costs and Deferred Revenue
Messaging products generally include a one-year warranty. Consequently, a provision for estimated warranty costs is recorded at the time of sale. Factors affecting the warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim.
The following is a summary of activity of the continuing operations warranty obligation for the six months ended June 30, 2006 and 2005:

	2006	2005
Balance at January 1st	$423	$573
Provision (release) for warranty obligations	92	46
Warranty release	(105)	—
Settlements of warranty obligation	(8)	(45)

Balance at March 31st	$402	$574
Provision (release) for warranty obligations	(32)	82
Settlements of warranty obligation	(16)	(74)

Balance at June 30th	$354	$582

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
Deferred revenue related to support services for new product sales and to the sale of post installation support services was approximately $2.7 million of the $3.6 million of deferred revenue included in the unaudited condensed consolidated balance sheet at June 30, 2006 and $2.9 million of the $9.0 million at December 31, 2005.
EDC provides its customers with a fixed credit as compensation for defective products. Revenue for CD and DVD products are recorded net of the fixed credit.
8. Discontinued Operations
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business. As a result, we recorded the Paging segment as a disposal of a segment starting in the second quarter of 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. The operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the unaudited condensed consolidated statements of operations. Additionally, all of the Paging segment assets are reported at their estimated net realizable value in the unaudited condensed consolidated balance sheet as of June 30, 2006. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gain (loss) on disposal of segment before income taxes	$(405)	$428	$(360)	$491
Income tax benefit (expense)	19	(40)	(274)	(93)

Gain (loss) on disposal of discontinued	(386)	388	(634)	398

Income (loss) from discontinued operations	$(386)	$388	$(634)	$398

In the first quarter of 2006, after reviewing the estimated liabilities and future commitments related to the discontinued operations, we recorded a net decrease in the loss on disposal of approximately $45,000. The adjustments to the original estimates related primarily to asset liquidations and a reduction in estimated contract obligations. The income tax benefit (expense) is primarily related to foreign income tax contingencies. In the second quarter of 2006, we recorded a net increase in the loss on disposal of approximately $405,000 related to foreign currency exchange rate fluctuations offset slightly by liquidation of assets.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
In the first quarter of 2005, we recorded a net decrease in the loss on disposal of approximately $63,000. This decrease included income of $74,000 primarily due to settlement payments received from Pilot Pacific Properties, Inc. and its associated companies. This income was offset by adjustments to the original estimates, related primarily to international office closures, of $11,000. In the second quarter of 2005, as a result of our review of the estimated liabilities and future commitments related to the discontinued operations, a net decrease in the loss on disposal of $428,000 was recorded. We recorded income of $53,000 primarily due to a settlement and previously reserved accounts receivable receipts. Additional reductions of $375,000 were recorded primarily related to the release of a reserve for the Lynnview Ridge litigation (see Note 13).
9. Long-Term Debt
Long-term debt consisted of:

	June 30,	December 31,
	2006	2005
Senior Secured Credit Facility	$41,500	$41,500
Payable to Universal — undiscounted	32,418	39,440
Capital Leases	1,008	170
Employee Loans	4,721	5,245

Subtotal	79,647	86,355

Less: Unamortized Discount	(3,540)	(4,542)

Total Debt	76,107	81,813
Less: Current Portion	(20,962)	(15,832)

Total Long-Term Debt	$55,145	$65,981

Total scheduled principal payments for all long-term debt are as follows:

2006 (Remaining six months)	$7,056
2007	23,221
2008	24,493
2009	11,945
2010	10,290
2011	1,039
Thereafter	1,603

Total	$79,647

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Senior Secured Credit Facility
In May 2005, to fund a portion of the purchase price for the EDC acquisition and provide for working capital needs, EDC obtained a Senior Secured Credit Facility (the “facility”) from Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term loan of $46.5 million, and a revolving credit loan of $10.0 million. On June 21, 2006, the facility was amended to extend the revolving credit loan for one year, modify the applicable leverage and fixed charge coverage ratios, and move all required principal payment dates from June 30th to December 31st of each year. The term loan expires December 31, 2010 and the revolving credit loan expires May 31, 2007. The amendment also released the $16.5 million cash collateral that Glenayre deposited with the lender on the closing date of the EDC acquisition. Substantially all of EDC’s assets are pledged as collateral to secure obligations under this facility. Scheduled principal payments are included in the table above. The weighted average interest rate of outstanding debt under the facility was 7.92% at June 30, 2006. At June 30, 2006, no drawings were made against the $10.0 million revolving credit loan.
Capital Leases
Leased equipment includes a DVD reproduction line and a CD printer. Lease terms allow ownership to transfer to EDC at no additional cost. Property, plant and equipment includes $1.3 million for capitalized equipment leases and accumulated depreciation of $74,000. Depreciation expense for the three and six months ended June 30, 2006 is $17,000 and $34,000 respectively.
10. Income Taxes
The differences in the consolidated income tax provision from continuing operations and the amount computed using the U.S. federal statutory income tax rate is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Income tax (benefit) federal U.S. statutory rate	$(1,179)	$(821)	$(3,514)	$(188)
State income tax (benefit) net of federal benefit	(279)	(133)	(567)	(172)
Increase (decrease) in valuation allowance	1,236	565	3,695	(59)
Foreign taxes at rates other than U.S. statutory rates	1,187	110	1,191	139
Profits interest awards	226	282	288	282
Other non deductibles	7	109	90	139
Minority interest in earnings of subsidiary	(11)	22	8	22

Income tax provisions	$1,187	$134	$1,191	$163

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). At June 30, 2006, the U.S. net deferred tax assets were fully reserved by a valuation allowance. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized as offsets to the future taxable income. We assessed whether the net deferred asset at June 30, 2006 was realizable and determined that the entire amount should be reserved due to significant U.S. net operating losses and our inability to project future taxable income. The foreign pretax income (loss) from operations for the three months ended June 30, 2006 and June 30, 2005 was approximately $3.0 million and ($122,000), respectively.
We have realized U.S. federal net operating losses (“NOLs”) of $276.9 million and foreign NOLs of $45.1 million. At December 31, 2005, of the $276.9 million realized U.S. NOLs, $243.5 million will begin to expire in 2019. The remaining $33.4 million of U.S. NOLs were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc., which start expiring in 2006. Our ability to offset future income with these acquired NOLs is subject to restriction in the United States Internal Revenue Code of 1986, as amended.
Income taxes payable includes $8.5 million and $7.5 million at June 30, 2006 and December 31, 2005, respectively, for probable and estimable exposure for tax filing positions in various jurisdictions. At June 30, 2006 and December 31, 2005, the above amounts included $6.3 million and $5.5 million of transfer pricing exposure in various foreign jurisdictions, in addition to reserves for international business taxes. We have approached the foreign country involved for tax clearance in an effort to reach a conclusion on the international business tax.
An unrecorded tax loss contingency arose in 2005 related to overhead costs incurred in the U.S. that were allocated to certain foreign subsidiaries. It is possible, if such subsidiaries were subjected to an audit, that the tax authorities in these foreign jurisdictions will object to the charges. If we are unsuccessful in defending our position, tax expense could increase by as much as $1.0 million over the amounts currently accrued. We believe that the chance of disallowance is more than remote, but less than likely.
11. Employee Benefit Plans
Net pension and post-retirement benefit costs consisted of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$237	$14	$474	$29
Interest cost on APBO	290	31	579	63
Amortization of prior service costs	(64)	(63)	(127)	(127)
Amortization of actuarial loss	8	23	16	45

	$471	$5	$942	$10

The June 30, 2006 and 2005 amounts include pension benefit costs assumed in May 2005 in connection with the EDC acquisition. The amortization of prior service cost decreases the post-retirement benefit costs due to an amendment of a Messaging plan that reduced the number of participants by changing eligibility provisions.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
12. Stockholders’ Equity
Loss from continuing operations per Common Share
The following table sets forth the computation of loss from continuing operations per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Loss from continuing operations	$(4,442)	$(2,478)	$(11,116)	$(698)

Denominator:
Denominator for basic Loss from continuing operations per share – weighted average shares	68,746	66,997	68,464	67,051
Effect of dilutive securities	—	—	—	—

Denominator for diluted Loss from continuing operations per share	68,746	66,997	68,464	67,051

Loss from continuing operations per weighted average common share (1)	$(0.06)	$(0.04)	$(0.16)	$(0.01)

Loss from continuing operations per common share — assuming dilution (1)	$(0.06)	$(0.04)	$(0.16)	$(0.01)

Dilutive securities not included above due to anti-dilutive effect	2,111	2,051	2,630	1,748
Anti-dilutive securities not included above:
Stock options	2,199	6,635	2,248	7,378

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
Restricted Stock Units
Restricted stock units (“RSU’s”) issued to directors are non-cash transactions. For the six months ended June 30, 2006, approximately 39,000 shares were issued to directors for vested RSU’s valued at approximately $64,000, based on the grant date fair value.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
13. Commitments and Contingencies
Litigation
In connection with the licensing of Messaging’s software products, our standard purchase and license agreements typically require us to defend and indemnify our customers against claims that our licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, we agree to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. The indemnity provisions generally provide, subject to various exclusions and conditions, for our control of defense and settlement and cover costs and damages actually finally awarded against the customer. We retain the right in our discretion or after issuance of a final adverse judgment to obtain a license for the licensed program in question from the third party, to modify the licensed program so it is no longer infringing, or to terminate the customer’s license for the licensed program with a pro-rata refund of license fees paid based on a 5-year straight-line amortization schedule. The following lawsuit relates to these indemnification obligations.
Phillip Jackson – Beginning in late 2001, Phillip Jackson (“Jackson”) filed lawsuits against several of our customers claiming that products sold by us and used by these customers infringed a patent held by Jackson. We agreed to indemnify our customers for the claims in these lawsuits and assumed primary responsibility for defending the claims with respect to our products. Following completion of the trial and post-trial reduction of damages by the court, the court entered judgment in the total amount of approximately $2.7 million, plus interest and costs. During the first quarter of 2004, we recorded a charge consisting of $2.7 million of royalty fee expense (recorded in cost of revenues) and $200,000 of interest expense, and recorded a reduction of the estimated liability for accrued legal cost associated with this case of $770,000. We paid the $2.7 million award plus interest and costs during the second quarter of 2004.
On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson filed an appeal with respect to this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. On April 11, 2006, the appellate court ruled on the appeal in Glenayre’s favor, affirming the trial court’s ruling of June 29, 2004 and dismissing Jackson’s claim for a second trial on other issues. On April 25, 2006, Jackson filed a request for rehearing en banc with the appellate court that was subsequently denied. Since that time, no further appeal has been filed by Jackson, and the time for further appeals by Jackson has expired. Accordingly, the Federal Circuit appellate court decision has become final and nonappealable, and the Jackson case is now concluded.
Lynnview Ridge, Alberta – In November 2002 and April 2003, a total of twenty lawsuits seeking approximately CDN $22.3 million in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against us and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits asserted that the defendants are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the Company and a wholly owned subsidiary of Imperial Oil.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, we made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, we were notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately CDN $11.8 million in total damages and that the releases to be made by the plaintiffs in connection with those settlements would include the Company. Since that time consent judgments and dismissals covering the Company have been entered in eight of the remaining nine lawsuits, which had been requesting approximately CDN $6.5 million in total damages. In February 2006, the plaintiffs in the last of the lawsuits, seeking approximately CDN $145,000 in total damages, agreed to discontinue their lawsuit. On March 10, 2006, the case was formally dismissed. Based on the foregoing, all of the original twenty lawsuits have been settled or dismissed and are now closed. We have paid no damages with respect to any of the foregoing settlements or judgments.
In addition to the legal proceedings discussed above, we are, from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of these matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on the financial position or results of future operations of the Company. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
Letters of Credit and Cash Collateral
Restricted cash includes $771,000 of customer performance bonds and $30,000 for letters of credit for leased space and a tax bond. None of these bonds or letters of credit were drawn upon as of June 30, 2006.
Other
At June 30, 2006, we had approximately $14.9 million of outstanding unconditional purchase commitments, mainly to suppliers of inventories and equipment.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
14. Segment Reporting
We have two reportable segments: EDC and Messaging. EDC consists of the CD and DVD manufacturing and distribution operations. Messaging consists of the software development operation, producing network-based messaging and communication systems and software that enable applications including voice messaging, multimedia messaging and other enhanced services. The segments operate in different industries and are managed separately.
The interim results are not necessarily indicative of estimated results for a full fiscal year. For EDC, the first half of each calendar year is typically the lowest point in the revenue cycle in the entertainment industry. For Messaging, results are variable depending on the capital equipment needs of communication service providers. Additionally, EDC results include one month of operations for the three and six months ended June 30, 2005.

	Three Months Ended June 30,
	Consolidated		EDC		Messaging
	2006	2005	2006	2005	2006	2005
Revenues	$89,973	$42,754	$73,586	$20,007	$16,387	$22,747
Income (loss) from continuing operations before income taxes	(3,369)	(2,344)	(2,334)	(4,015)	(1,035)	1,671
Depreciation & amortization	5,595	2,114	5,133	1,606	462	508

	Six Months Ended June 30,
	Consolidated		EDC		Messaging
	2006	2005	2006	2005	2006	2005
Revenues	$176,419	$60,676	$143,662	$20,007	$32,757	$40,669
Income (loss) from continuing operations before income taxes	(10,039)	(535)	(6,706)	(4,015)	(3,333)	3,480
Depreciation & amortization	10,890	2,586	9,877	1,606	1,014	980
15. Stock Compensation Expense
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
We elected the “modified prospective” method for our transition. Under this method, we recognized compensation cost beginning on January 1, 2006 (a) based on the requirements of SFAS 123R for all share-based payments granted after that date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the that date that were unvested. No share-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005 for options granted because all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation costs were recognized for those periods for the employee stock purchase plan transactions. Compensation expense was recorded for the restricted stock units issued to our directors in the two preceding years because the stock is issued at no cost to the directors.
As a result of adopting SFAS 123R, our net loss from continuing operations before income taxes and net loss for the six months ended June 30, 2006 is approximately $709,000 greater than if we had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the same period are $0.01 greater than if we had continued to account for share-based compensation under APB 25.
The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income to cash flow from operations, when using the indirect method for presenting the statement of cash flows. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the six months ended June 30, 2006, we did not record any excess tax benefits or a corresponding increase to contributed capital because the Company has a net operating loss carry forward, and the tax benefit will not be recognized until the deduction is used to reduce current taxes payable.
We grant stock options and issue new shares under stock incentive plans and an employee stock purchase plan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123R to options granted under the Company’s stock option plan in 2005. For purposes of pro forma disclosures, the estimated fair value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense on a straight-line basis over the options’ vesting period. For the three-month and six-month periods ended June 30, 2005, pro forma option expense was as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Loss from continuing operations — as reported	$(2,478)	$(698)
Pro forma stock option expense	(477)	(785)

Loss from continuing operations — pro forma	$(2,925)	$(1,483)

Loss from continuing operations — per common share — as reported	$(0.04)	$(0.01)
Pro forma stock option expense	(0.01)	(0.01)

Loss from continuing operations — per common share — pro forma	$(0.05)	$(0.02)

Loss from continuing operations, assuming dilution — per common share — as reported	$(0.04)	$(0.01)
Pro forma stock option expense	(0.01)	(0.01)

Loss from continuing operations, assuming dilution — per common share — pro forma	$(0.05)	$(0.02)

Both SFAS 123 and SFAS 123R require measurement of fair value using an option-pricing model. We use the Black-Scholes-Merton model. All awards granted prior to July 1, 2005 maintain their grant-date value as calculated under SFAS 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. Prior to adopting SFAS 123R, we adjusted the pro forma expense for forfeitures only as they occurred. The pro forma expense was allocated to the service period based on the accelerated attribution method, and all the awards have graded service vesting. Under the new standard, we may use a straight-line or accelerated attribution method and elected to use the straight-line method for awards issued after January 1, 2006.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The following table details the compensation expense for options, restricted stock units and the employee stock purchase plan:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan	$32	$—	$60	$—
Stock options	317	—	649	—

Subtotal of expense subsequent to the adoption of FAS123R	349	—	709	—
Restricted Stock Units	(17)	14	6	26

Total stock compensation expense	$332	$14	$715	$26

No stock compensation expense was capitalized as part of the cost of any asset during the six months ended June 30, 2006 and 2005.
(a) Incentive Stock Plans
We maintain two incentive stock plans (the “1996 Plan” and the “1991 Plan”) that are used to promote the long-term financial interests and growth of the Company. The 1996 and 1991 Plans, as amended, authorize up to 12,650,000 and 11,475,000 shares, respectively, of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares. Participation under the 1996 and 1991 Plans is limited to non-officer directors, key employees and other key persons. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.
The 1996 Plan also provides for the grant of restricted stock units (“RSU’s”) to non-officer directors on an annual basis. RSU’s are intended to align the interest of directors and stockholders in enhancing the value of the Company’s common stock and to encourage such directors to remain with and to devote their best efforts to the Company. Beginning in January 2006, each non-officer director receives a number of RSU’s equal to $18,000 divided by the fair market value of the common stock on the last trading day immediately preceding each Annual Meeting. Prior to January 2006, non-officer directors received annual grants of RSU’s with a value of $9,000. One-third of the RSU’s vest immediately and the remainder vest on each of the first and second anniversaries of the grant.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Activity and price information regarding the Company’s incentive stock plans are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(In 000’s)	Price	Term	Value
Outstanding, December 31, 2005	6,067	$3.28
Granted	157	5.10
Exercised	(670)	1.49
Forfeited	(57)	2.89
Expired	(60)	26.44

Outstanding, June 30, 2006	5,437	$3.35	6.6 years	$2,648

Vested or expected to vest at June 30, 2006	5,311	$3.35	—	$2,634

Exercisable at June 30, 2006	3,847	$3.37	5.8 years	$2,426
The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 was $2.55 per share. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $2.1 million.
A summary of the status of the Company’s RSU’s (nonvested shares) as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted-
		Average
	Shares	Grant-Date
Nonvested Shares	(000’s)	Fair Value
Nonvested at December 31, 2005	66	$1.99
Granted	50	3.05
Vested	(39)	1.64
Forfeited	—	—

Nonvested at June 30, 2006	77	2.87

As of June 30, 2006, there was $1.4 million of total unrecognized compensation cost related to share-based compensation arrangements granted under the 1996 and 1991 Plans. That cost is expected to be recognized over a weighted-average period of 1.09 years. The total fair value of shares vested during the six months ended June 30, 2006 was approximately $120,000.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Prior to adopting SFAS 123R on January 1, 2006, we followed APB 25 and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of our stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. The weighted average fair value of stock options, calculated using the Black-Scholes-Merton option-pricing model, granted during the year ended December 31, 2005 was $1.42 per option. The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

2005
Expected Life in Years	1 to 4
Risk Free Interest Rate	4.4 to 4.5%
Volatility	0.64
Dividend Yield	—
The fair value for each option granted in the six months ended June 30, 2006 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

2006
Expected Life in Years	3.53
Risk Free Interest Rate	4.35%
Volatility	0.65
Dividend Yield	—
The expected life in years was based on the weighted average of historical grants assuming that outstanding options are exercised at the midpoint of the future remaining term, adjusted for current demographics. The risk free interest rate was the U.S. Treasury five-year spot rate for January 2006. Volatility was determined by using (i) the long-term volatility (mean reversion), (ii) the midpoint of historical rolling 3.53 year volatilities, (iii) the volatility of the most recent 3.53 year time period, (iv) the volatility of the most recent one-year period, (v) the implied volatility as seen in the open market place on January 3, 2006 (beginning of quarter), (vi) the range (min/max) of the implied volatility in the last 52 weeks, and (vii) the Company’s selection for volatility in the prior reporting year. We have not paid cash dividends since 1982 and do not anticipate paying cash dividends in the foreseeable future.
(b) Employee Stock Purchase Plan
We use our Employee Stock Purchase Plan (the “ESP Plan”) to give employees an opportunity to purchase our common stock through payroll deductions, thereby encouraging employees to share in our economic growth and success. All regular full-time employees are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The calculation of the price for common stock is 85% of the lower of the closing price on the first day of the period (i.e. February 1 or August 1), or the last day of the period (i.e. July 31 or January 31). For the August 1, 2005 to January 31, 2006 period, the discounted stock purchase price was $3.315. For the February 1, 2006 to July 31, 2006 period, the discounted stock purchase price was $2.20.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
16. Subsequent Event (Unaudited)
On July 21, 2006, EDC acquired the shares of Deluxe Global Media Services Blackburn Limited (“Blackburn”), a subsidiary of The Rank Group Plc, for a purchase price of approximately $6.0 million in cash, excluding expenses, and subject to an adjustment related to an agreed upon amount of working capital for Blackburn as of the closing. Blackburn, located in Blackburn England, is the largest CD replicator in the U.K. Its customer base includes Universal Music Group, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. As part of EDC’s international supply agreement with Universal, Blackburns’s Universal volumes were scheduled to revert to EDC in 2007.
This transaction increases our customer base, expands our geographic reach and allows us to further capitalize on our 10-year agreement with our largest client, Universal, by accelerating the reversion of their U.K. volumes. In addition, it allows us to avoid capital expenditures in our Hanover, Germany, location that would have been required to accommodate this volume in 2007. We expect Blackburn will generate annual cash flows from operations in excess of $4 million with margins that are slightly less than EDC’s as a result of its product mix.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We, from time to time, make “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management at the time such statements are made. Forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intend(s),” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part II, Item 1A – Risk Factors of our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2006 and Part I, Item 1A – Risk Factors of our annual report on Form 10-K for the fiscal year ended December 31, 2005 which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.
Overview
The three months and six months ended June 30, 2005 included one month of operations for EDC following the Universal acquisition in May 2005, whereas such operations are included for the full three months and six months ended June 30, 2006. A comparison to EDC’s results for such periods may not be indicative of future results.
EDC:
On May 31, 2005, EDC acquired the CD and DVD manufacturing and distribution operations in the United States and central Europe from Universal Music Group (“Universal”). The acquisition was a strategic opportunity for the Company to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, we entered into 10-year supply agreements with Universal under which we became the exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of Universal’s distribution requirements for the United States and central Europe. Under these contracts, we have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements in the United States and central Europe that was outsourced as Universal’s existing commitments to third party suppliers expire. Approximately 25% of these outsourced volumes have reverted to us as of June 30, 2006, and the remaining 75% is expected to revert to us evenly over the next three years.
EDC’s revenues for the six months ended June 30, 2006 were $143.7 million compared to $136.1 million for the six months ended June 30, 2005 on a pro forma basis assuming the consummation of the EDC acquisition at the beginning of such period, representing an increase of approximately 5.6%. The increase was due primarily to increased sales volume from new third party customers and Universal volume that reverted to us, and to an increase in international CD pricing applied retroactively since the acquisition, offset by lower international DVD market pricing and higher volume rebates.
In June 2006 our DVD lines in the U.S. went into full production, providing us with enough capacity to handle all of Universal’s current reversionary DVD business. We continue to add additional customers and manage our costs across our operations. We remain very optimistic about our growth potential, and we believe we are on track to meet our year over year growth expectation, excluding acquisitions, of 5% to 10%. We expect that the majority of our anticipated positive cash flows from operations for the year will be realized in the second half of the year due to seasonality of revenue.

On July 21, 2006 we acquired a CD replicator in Blackburn, U.K. We expect Blackburn will generate annual cash flows from operations in excess of $4.0 million annually with the majority of this also coming in the second half of the year.
Messaging:
Messaging provides communications service providers with a complete messaging solution, consisting of hardware, software, and services that enable a range of related applications that provide significant value in both wireless, wireline and cable networks. Applications available in the product group include voice mail, fax mail, video solutions, short message service, multimedia message service, missed-call notification, and others. Messaging’s services relate primarily to the installation and maintenance of our products.
Messaging’s revenues for the six months ended June 30, 2006 were $32.8 million compared to $40.7 million for the six months ended June 30, 2005, representing a 19.5% decrease. Approximately $4.5 million, or 57% of the decrease related to domestic sales. Sales to one of our domestic customers, Sprint-Nextel, declined by 82% to approximately $1.8 million during the six months ended June 30, 2006 compared to the six months ended June 30, 2005. During the second quarter of 2006 we were notified by Sprint-Nextel that we would no longer be included in their voicemail vendor selection process. This revenue decline was partially offset by $4.6 million of sales to a U.S. customer during the first quarter of 2006 that had purchased very little in 2005, and by a $3.0 million sale to a cable customer during the second quarter of 2006. International revenues for the six months ended June 30, 2006 declined compared to the six months ended June 30, 2005. Revenue for the first half of 2005 included a significant sale to MTN, a new international customer.
During the first quarter of 2006 Messaging recorded an operating loss of ($2.9) million on revenues of $16.4 million. During the second quarter of 2006 we reduced Messaging’s operating expenses by approximately $1.2 million and reduced our operating loss to ($1.7) million on flat revenues of $16.4 million. We expect to continue to see softness in the domestic market and timing delays in the closing of international business. As a result, we are adjusting our revenue outlook for the second half 2006 to be flat with the first half of 2006 and have recently implemented a realignment plan to achieve profitability at this revenue level. As part of the realignment plan we reorganized our operations, bringing them in-line with the softer domestic market while maintaining adequate resources to serve the growing international opportunities. This reorganization, which will result in severance related costs of approximately $1.3 million in the third quarter of 2006, is expected to generate approximately $3.0 million of operating cost savings during the second half of 2006. Further, we have retained Jefferies Broadview to assist us with our previously announced strategic initiatives for our Messaging business. We anticipate that these steps, coupled with our continued strength in the international arena and new video applications, will support a return to profitable growth.

Results of Continuing Operations
     The following table and discussion present the material changes in the consolidated results of operations of the Company for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
REVENUES
EDC	$73,586	$20,007	$53,579	$143,662	$20,007	$123,655
Messaging	16,387	22,747	(6,360)	32,757	40,669	(7,912)

Consolidated	$89,973	$42,754	$47,219	$176,419	$60,676	$115,743

GROSS MARGIN
EDC	$13,134	$2,729	$10,405	$23,574	$2,729	$20,845
Messaging	8,786	12,501	(3,715)	17,500	23,801	(6,301)

Consolidated	$21,920	$15,230	$6,690	$41,074	$26,530	$14,544

OPERATING INCOME (LOSS)
EDC	$(110)	$(2,520)	$2,410	$(3,112)	$(2,520)	$(592)
Messaging	(1,676)	1,123	(2,799)	(4,602)	2,402	(7,004)

Consolidated	$(1,786)	$(1,397)	$(389)	$(7,714)	$(118)	$(7,596)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
EDC	$(2,334)	$(4,015)	$1,681	$(6,706)	$(4,015)	$(2,691)
Messaging	(1,035)	1,671	(2,706)	(3,333)	3,480	(6,813)

Consolidated	$(3,369)	$(2,344)	$(1,025)	$(10,039)	$(535)	$(9,504)

INCOME (LOSS) FROM CONTINUING OPERATIONS
EDC	$(3,337)	$(4,015)	$678	$(7,447)	$(4,015)	$(3,432)
Messaging	(1,105)	1,537	(2,642)	(3,669)	3,317	(6,986)

Consolidated	$(4,442)	$(2,478)	$(1,964)	$(11,116)	$(698)	$(10,418)

Three Months ended June 30, 2006 and 2005
On a consolidated basis, the increase in revenues is primarily due to $73.6 million revenues from EDC, offset in part by a decrease in Messaging revenue which was primarily caused by decreased product revenue from reduced volume of domestic sales. The improvement in gross margin was primarily due to $10.4 million of gross margin from EDC offset by Messaging’s $3.7 million decline in gross margin resulting primarily from a change in the mix of products sold, with a higher volume of sales of lower margin products. Operating income declined primarily due to a loss from EDC and decreased gross margins and increased operating expenses in Messaging.

EDC
Revenues. EDC’s product sales revenues for the second quarter of 2006 were $55.0 million, and distribution services revenues were $18.6 million. International revenues comprised 52% of total EDC revenue for the quarter. Universal individually accounted for approximately 87% of EDC’s revenue. Product sales in the second quarter of 2006 included $1.1 million, net, relating to pricing changes and volume rebates applied from the date of the acquisition (May 2005). Under the terms of the supply agreements with Universal Music, the parties had one year to challenge various terms in the contract, including the 2003 costs that formed the basis for the fixed CD pricing. During the second quarter we reached agreement with Universal on the revised pricing. The first half of each calendar year is typically the lowest point in the revenue cycle in the entertainment industry. We expect revenue growth in the remainder of 2006 to be driven by reversionary business from Universal, by additional third party business and by the newly acquired Blackburn, U.K. CD manufacturing operation.
Gross Margins on Product Sales and Services. Gross margin for the second quarter of 2006 on EDC product revenues was $6.3 million, or 11% of product revenues, and on EDC distribution services revenues were $6.8 million or 37% of service revenues. Gross margins were favorably impacted in the second quarter of 2006 by the retroactive pricing adjustments described above and to benefits from previously implemented cost improvements. EDC’s gross margins are impacted by the seasonality of the music business, with lower margins in the first half of the year, and higher margins during the second half of the year due to leverage on fixed costs during the peak season.
Operating Income (Loss). Operating income (loss) includes the amortization of the intangible assets (primarily 10-year manufacturing and distribution services agreements that EDC entered into with Universal as part of the EDC acquisition, and agreements with various central European customers). Selling, general and administrative expense includes marketing costs related to the establishment of a sales function to solicit new third party business, costs associated with EDC’s implementation of internal control over financial reporting and preparation for the assessment required by Section 404 of the Sarbanes Oxley Act of 2002, and acquisition activities expenditures. During the second quarter of 2006 and 2005 we recorded $646,000 and $807,000, respectively, of compensation expense relating to the award of profits interests to EDC management. Operating loss in the second quarter of 2005 included $800,000 of acquisition related charges.
Income (Loss) from Continuing Operations before Tax. Loss from continuing operations before tax for the second quarter of 2006 is primarily due to interest expense and unrealized loss on the currency rate swap. EDC interest expense in the second quarter of 2006 included approximately $759,000 of interest expense related to the term loan with Wachovia Bank and approximately $553,000 of imputed interest related to the deferred acquisition payments due to Universal. A loss on currency swaps of $1.6 million was recorded as a result of an increase in the forward-looking Euro rate at June 30, 2006. This loss was partially offset by a $631,000 transaction gain relating primarily to the translation of an inter-company loan with our German subsidiary. The remaining amounts relate to capital lease implied interest and amortization of debt issue costs.
Income (Loss) from Continuing Operations. Loss from continuing operations for the second quarter of 2006 included income tax expense related to the international operations, principally in Germany. EDC’s profits earned in the U.S. are not subject to income tax due to the utilization of significant tax loss carryforwards.

Messaging
Revenues. Messaging revenues decreased 28.0% in the second quarter of 2006 as compared to the second quarter of 2005 due to reduced domestic and international sales volume. Revenues from our domestic customers decreased 12% to $10.8 million in the second quarter of 2006 as compared to $12.3 million in the second quarter of 2005. International revenues decreased 46% to $5.6 million in the second quarter of 2006 as compared to $10.4 million in the second quarter of 2005. The revenue in the second quarter of 2005 included a significant sale to MTN, a new international customer. During the second quarter of 2006, three customers individually accounted for approximately 18%, 16% and 14% of total revenue from continuing operations. During the second quarter of 2005, four customers individually accounted for 30%, 16%, 15% and 11% of total revenue from continuing operations.
Gross Margins on Product Sales and Services. The decrease in gross margin dollars of $3.7 million for the second quarter of 2006 compared to the second quarter of 2005 was due primarily to reduced volume of sales. Gross margin on products sold (product margin) was 58% for both the second quarter of 2006 and 2005. The gross margin percentage for services (service margin) in the second quarter of 2006 was 44% compared to 48% in the second quarter of 2005.
Operating Income (Loss). The operating loss for the second quarter of 2006 of ($1.7) million was primarily a result of decreased gross margin dollars. During the second quarter of 2006 we reduced Messaging’s operating expenses by approximately $1.2 million. Our operations have been reorganized in the third quarter of 2006 to bring them in-line with reduced domestic sales while maintaining adequate resources to serve growing international opportunities. This reorganization, which will result in severance related costs of approximately $1.3 million in the third quarter of 2006, is expected to generate approximately $3.0 million of operating cost savings during the second half of 2006.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax was impacted by the decrease in gross margin and changes in operating expenses discussed above.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was impacted by the changes discussed above and to provisions for income taxes that relate to international operations. Although the segment’s U.S. operations were profitable in 2005, no income tax provision was recorded due to net operating loss carryforwards (“NOLs”) available in the U.S. that we used to offset taxes payable for such period.
Six Months ended June 30, 2006 and 2005
On a consolidated basis, the 191% increase in revenues is primarily due to $143.7 million revenues from EDC for the six months ended June 30, 2006 as compared to $20.0 million for six months ended June 30, 2005 due to the inclusion of only one month of EDC operations in the 2005 period. The 19.5% decrease in Messaging revenue was primarily due to decreased domestic and international revenue from reduced volume of system sales. The improvement in consolidated gross margin was primarily due to $20.8 million from EDC offset by Messaging’s $6.3 million decline resulting primarily from a change in the mix of products sold, with a higher volume of lower margin products. Operating income declined primarily due to a loss from EDC and decreased gross margins and increased operating expenses in Messaging.

EDC
Revenues. EDC’s product sales revenues for the first half of 2006 were $104.7 million, and distribution services revenues were $39.0 million. International revenues comprised 51% of total EDC revenue for the period. Universal individually accounted for approximately 86% of EDC’s revenue. The first half of each calendar year is typically the lowest point in the revenue cycle in the entertainment industry. We expect revenue growth in the remainder of 2006 to be driven by reversionary business from Universal, by additional third party business and by the newly acquired Blackburn, U.K. CD manufacturing operation.
Gross Margins on Product Sales and Services. Gross margin for the first half of 2006 on EDC product revenues was $11.7 million or 11.0% of product revenues, and on EDC distribution services revenues were $11.8 million or 30% of service revenues. EDC’s gross margins are impacted by the seasonality of the music business, with lower margins in the first half of the year, and higher margins during the second half of the year due to leverage on fixed costs during the peak season.
Operating Income (Loss). EDC operating loss for the first half of 2006 was $3.1 million compared to a loss of $2.5 million for the first half of 2005. Operating loss includes amortization of the intangible assets (10-year manufacturing and distribution services agreements that EDC entered into with Universal as part of the EDC acquisition, and agreements with various central European customers). Selling, general and administration expense include marketing costs related to the establishment of a sales function to solicit new third party business, costs associated with EDC’s implementation of internal control over financial reporting and preparation for the assessment required by Section 404 of the Sarbanes Oxley Act of 2002, non-recurring recruiting, relocation, and transition costs related to the restructuring of the operations in the U.S., and potential acquisition activities expenditures. During the first half of 2006 and 2005 we recorded $823,000 and $807,000, respectively, of compensation expense relating to the award of profits interests to EDC management. Operating loss in the first half of 2005 included approximately $800,000 of acquisition related charges.
Income (Loss) from Continuing Operations before Tax. Loss from continuing operations before tax for the first half of 2006 is primarily due to interest expense and unrealized loss on currency swap. EDC interest expense in the first half of 2006 included approximately $1.4 million of interest relating to the term loan with Wachovia Bank and approximately $1.1 million of imputed interest related to the deferred acquisition payments due to Universal. A loss on currency swaps of $2.4 million was recorded as a result of an increase in the forward-looking Euro rate at June 30, 2006. This loss was partially offset by a $1.0 million transaction gain relating primarily to the translation of an inter-company loan with our German subsidiary. The remaining amounts relate to capital lease implied interest, amortization of debt issue costs and other.
Income (Loss) from Continuing Operations. Loss from continuing operations in the first half of 2006 included income tax expense related to the international operations, principally in Germany. EDC’s profits earned in the U.S. are not subject to income tax due to the utilization of significant tax loss carryforwards.

Messaging
Revenues. Messaging revenues decreased 19.5% to $32.8 million in the first half of 2006 compared to $40.7 million in the first half of 2005 due to reduced volume of legacy product sales and a decline in Glenayre Care renewals partially offset by higher ICE product sales and service revenue. Revenues from our domestic customers decreased 15.9% to $23.8 million from $28.3 million in the first six months of 2006 as compared to the first six months of 2005. International revenues decreased 27.6% to $8.9 million from $12.3 million in the first six months of 2006 as compared to the first six months of 2005, and accounted for 27% and 30% of total net sales in those periods, respectively. During the first half of 2006, three customers individually accounted for approximately 16%, 15%, and 14% of total revenue from continuing operations. During the first half of 2005, four customers individually accounted for 21%, 19%, 17% and 11% of total revenue from continuing operations.
Gross Margins on Product Sales and Services. The decrease in gross margin dollars of $6.3 million for the first six months of 2006 was due primarily to reduced sales volume. Additionally, a change in the mix of products sold negatively impacted gross margin slightly. Gross margin on products sold (product margin) was 57% for the first six months of 2006 compared to 63% for the same period last year. The lower margin in the first six months of 2006 was offset by revenue of $1.4 million recognized in the first quarter related to undelivered elements of a multi element contract that had been deferred during 2004 and 2005. During the first half of 2006, the customer provided confirmation that no additional elements were required, and we were able to recognize this remaining revenue with no associated cost. The gross margin percentage for services (service margin) was 45% in the first half of both 2006 and 2005.
Operating Income (Loss). The operating loss of $4.6 million for the first six months of 2006 compared to operating income of $2.4 million for the first six months of 2005 was primarily a result of decreased gross margin dollars. During the second quarter of 2006 we reduced Messaging’s operating expenses by approximately $1.2 million. Our operations have been reorganized in the third quarter of 2006 to bring them in-line with reduced domestic sales while maintaining adequate resources to serve growing international opportunities. This reorganization, which will result in severance related costs of approximately $1.3 million in the third quarter of 2006, is expected to generate approximately $3.0 million of operating cost savings during the second half of 2006.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax was impacted by the decrease in gross margin and changes in operating expenses discussed above.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations was impacted by the changes discussed above and to provisions for income taxes that relate to international operations. Although the segment’s U.S. operations were profitable in 2005, no income tax provision was recorded due to NOLs available in the U.S. that we used to offset taxes payable in such period.
Financial Condition and Liquidity
Overview. At June 30, 2006, we had cash, cash equivalents and restricted cash totaling $90.8 million. Restricted cash of $24.0 million at June 30, 2006 consisted primarily of balances held in escrow to fund EDC pension and other debt obligations. Our principal source of liquidity was our $66.8 million cash and cash equivalents balances. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less. EDC has a senior credit facility with Wachovia Bank consisting of a five-year term loan with an outstanding balance of $41.5 million and a $10.0 million revolving line of credit. At June 30, 2006, no drawings were made against the $10.0 million line of credit that is available as a source of liquidity, if required. Collateral previously pledged to secure this bank debt in the amount of $16.5 million was released on June 21, 2006.

We expect to use cash and cash equivalents for working capital, investments in capital equipment, and other general corporate purposes, including the expansion and development of our existing products and markets, as well as to fund potential acquisitions.
At June 30, 2006, approximately $2.4 million in discontinued operations liabilities remained outstanding of which we anticipate approximately $0.1 million to be paid during the remainder of 2006. The remaining balance relates to estimated international business tax obligations. We are waiting for tax clearance and expect the process to be resolved before the end of the calendar year.
Operating Activities. Cash used in operating activities was the result of the year to date net loss offset by depreciation and amortization and other cash flow adjustments, including the significant activity described below:
Cash provided by operating activities as of June 30, 2006 included:
o	Cash received from Universal related to the long-term receivable established as part of the EDC acquisition,

o	Payment of pension and employee savings plan maturities with restricted cash set aside for that purpose, and

o	Shipment of inventory in the Messaging segment combined with reduced purchases and production volume in response to lower sales volumes.
Cash used in operating activities as of June 30, 2006 included:
o	Increased accounts receivable balances primarily due to increased EDC sales volume in the second half of June of 2006, partially offset by Messaging collections and reduced sales volume,

o	Repayment of an advance from Universal for purchase of printed materials,

o	Decreased Messaging deferred revenue resulting from the completion of delivery and installation of prior year invoiced transactions,

o	EDC accounts payable balance reduction related to decreased manufacturing volume for the month of June, 2006 compared to the seasonal peak in December, 2005, and

o	Payment of the 2005 incentive bonuses.
Investing Activities. During the six months ended June 30, 2006 we spent $7.4 million on equipment primarily for EDC’s operations. Additionally, a manufacturing printer utilized by EDC was purchased under a capital lease for approximately $1.0 million. We anticipate that property, plant and equipment purchases related to our continuing operations for the remainder of 2006 will approximate $10.9 million of which $10.0 million relates to EDC and $0.9 million relates to Messaging.
Financing Activities. During the six months ended June 30, 2006, we remitted to Universal $8.1 million of the deferred purchase price related to the acquisition of EDC. We also remitted payment of pension and employee savings plan maturities using restricted cash set aside for that purpose.
We received approximately $1.1 million in connection with common stock purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options. Additionally, we increased contributed capital by approximately $785,000 related to stock compensation expense and related items.
Income Tax Matters. Our recent cash outlays for income taxes have been limited primarily to foreign income taxes. At December 31, 2005, of the $276.9 million realized U.S. NOLs, $243.5 million will begin to expire in 2019. The remaining $33.4 million of U.S. NOLs were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc., which start expiring in 2006. However, our ability to offset future income with these acquired NOLs is subject to restriction in the United States Internal Revenue Code of 1986, as amended.

These NOLs begin to expire during 2006 as noted in the table below.

	Expiration of NOLS (In millions)
	Unrestricted	Restricted	INT’L*	TOTAL
	U.S	U.S
2006	$—	$0.2	$—	$0.2
2007	—	1.8	—	1.8
2008	—	3.3	—	3.3
2009	—	3.8	3.7	7.5
2010	—	5.9	41.4	47.3
2011	—	9.0	—	9.0
2012	—	9.4	—	9.4
2019	44.3	—	—	44.3
2020	50.6	—	—	50.6
2021	65.0	—	—	65.0
2022	13.4	—	—	13.4
2023	20.7	—	—	20.7
2024	48.4	—	—	48.4
2025	1.1	—	—	1.1

TOTAL	$243.5	$33.4	$45.1	$322.0

*International NOL’s are primarily related to Canada.
Income taxes payable include $8.5 million at June 30, 2006 for probable and estimable exposure for tax filing positions in various jurisdictions. At June 30, 2006 this amount included $6.3 million of transfer pricing exposure in various foreign jurisdictions in addition to reserves for international business taxes. We have approached the foreign country involved for tax clearance in an effort to reach a conclusion the international business taxes and expect this uncertainty to be resolved before the end of the calendar year.
An unrecorded tax loss contingency arose in 2005 related to overhead costs incurred in the U.S. that were allocated to certain foreign subsidiaries. It is possible if such subsidiaries were subjected to an audit that the tax authorities in these foreign jurisdictions will object to the charges. If we are unsuccessful in defending our position, tax expense could increase by as much as $1.0 million over the amounts currently accrued. We believe that the chance of disallowance is more than remote, but less than likely.
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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Other than the adoption of FAS 123R, we believe that there have been no significant changes to such critical accounting policies and estimates during the six months ended June 30, 2006.
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
Other Business Developments
On March 1, 2006, EDC entered into a non-binding Letter of Intent and Exclusivity Agreement to acquire Australian DVD/CD manufacturer and distributor AAV Regency (“AAVR”). The Letter of Intent provides for a 90-day exclusivity period during which AAVR will negotiate exclusively with EDC with regard to an acquisition. This exclusivity period has expired without extension. We have not reached terms acceptable to both parties as of this filing, but continue to talk with AAVR.
On July 21, 2006, EDC acquired the shares of Deluxe Global Media Services Blackburn Limited (“Blackburn”), a subsidiary of The Rank Group Plc, for a purchase price of approximately $6 million in cash, excluding expenses, and subject to an adjustment related to an agreed upon amount of working capital for Blackburn as of the closing. Blackburn, located in Blackburn England, is the largest CD replicator in the U.K. Its customer base includes Universal Music Group, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. As part of EDC’s international supply agreement with Universal, Blackburns’s Universal volumes were scheduled to revert to EDC in 2007.
This transaction increases our customer base, expands our geographic reach and allows us to further capitalize on our 10-year agreement with our largest client, Universal, by accelerating the reversion of their U.K. volumes. In addition, it allows us to avoid capital expenditures in our Hanover, Germany, location that would have been required to accommodate this volume in 2007. We expect Blackburn will generate annual cash flows from operations in excess of $4 million with margins that are slightly less than EDC’s as a result of its product mix.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such exposure during the first half of 2006.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, due to the existence of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.
As discussed in Item 9A of the Company’s 2005 annual report on Form 10-K, in assessing the Company’s internal control over financial reporting as of December 31, 2005, management determined that the Company did not have effective internal control over financial reporting as of December 31, 2005. The Company concluded that its internal controls were ineffective as a result of an identified material weakness in internal controls over revenue recognition for Messaging. The internal control weakness primarily related to insufficient staffing resources with the knowledge, experience and training in the application of generally accepted accounting principles, as applied to revenue recognition for multi-element contracts, and was attributed primarily to staff turnover and changes in responsibilities. As discussed below and disclosed in the Company’s 2005 Annual Report, the Company has initiated certain corrective actions to remediate this material weakness and continued such efforts during the quarter ended June 30, 2006.
As previously disclosed, during the fourth quarter of 2005 and the first quarter of 2006, the Company hired personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting including a divisional controller and a director of financial analysis, made additional training in this complex area mandatory for finance and other key personnel and enhanced the Company’s revenue recognition policies, procedures and controls. During the second quarter of 2006, the Company continued implementing the corrective actions described above by having members of financial management attend outside revenue recognition training and by hosting internal revenue recognition training for members of financial and non-financial departments.
During the quarter ended June 30, 2006 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
In accordance with guidance promulgated by the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission on June 24, 2004, the Company has excluded EDC from its assessment of changes in internal controls at December 31, 2005, the operations of which consist entirely of the CD and DVD manufacturing and distribution operations acquired from Universal Music Group on May 31, 2005.
PART II – OTHER INFORMATION
ITEMS 1A, 2, 3 and 5 are inapplicable and have been omitted.
ITEM 1. LEGAL PROCEEDINGS
See Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company is party and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
At the Company’s Annual meeting of Stockholders held on May 23, 2006, the following matters were submitted to a vote of the stockholders of the Company and the results were as follows:
(i)	The election of the three directors each to serve a three-year term expiring 2009:

Nominees	Shares Voted in Favor	Shares Withheld
Clarke H. Bailey	53,561,213	6,876,273
Donald S. Bates	53,369,975	7,067,511
Peter W. Gilson	53,368,455	7,069,031
(ii)	The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 59,640,934 in favor, 723,136 against and 73,416 abstaining.

(iii)	The proposal to approve an amendment to the Company’s 1996 Incentive Stock Plan to increase the number of shares of common stock authorized from 9,650,000 to 12,650,000 was approved by a vote of 19,527,590 in favor, 10,690,398 against and 1,241,976 abstaining.
ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.

(Registrant)

/s/ Debra Ziola
Debra Ziola
Executive Vice President and Chief Financial Officer
Date: August 9, 2006	(Principal Financial Officer)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.1	The second Amendment to the Credit Agreement dated May 20, 2006 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed June 22, 2006 as Exhibit 10.1 to the Registrants’ current report on Form 8-K and is incorporated herein by reference.

10.2	Glenayre 1996 Incentive Stock Plan, as amended effective May 23, 2006.

10.3	Share Purchase Agreement dated July 21, 2006, by and among DGMS Blackburn Holdings Limited, EDC UK Holdings Limited, Entertainment Distribution Company, LLC, Glenayre Electronics, Inc. and Rank Leisure Holdings Limited.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.