Form 10-Q
period 2006-09-30
GLENAYRE TECHNOLOGIES INC
filed 2006-11-08
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at October 23, 2006 was 69,103,808 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have reviewed the condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of September 30, 2006, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2006 and 2005, the condensed consolidated statement of stockholders’ equity for the nine month period ended September 30, 2006, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Atlanta, Georgia
November 6, 2006

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except share and per
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$64,150	$78,803
Restricted cash	2,295	10,602
Accounts receivable, net of allowances for doubtful accounts of $601 and $489 at September 30, 2006 and December 31, 2005, respectively	51,884	28,056
Current portion of long-term receivable	2,163	6,076
Inventories, net	18,041	15,620
Prepaid expenses and other current assets	18,764	11,099

Total Current Assets	157,297	150,256
Restricted cash	22,248	29,727
Property, plant and equipment, net	66,586	62,340
Long-term receivable	6,754	6,560
Goodwill	2,382	—
Intangible assets	58,874	59,642
Deferred income taxes	2,858	—
Other assets	5,172	6,883

TOTAL ASSETS	$322,171	$315,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,916	$28,990
Accrued and other liabilities	40,026	38,001
Income taxes payable	8,411	9,489
Deferred income taxes	233	215
Deferred revenue	4,038	9,003
Loans from employees	1,127	1,132
Current portion of long-term debt	20,131	14,700
Accrued liabilities, discontinued operations	108	2,174

Total Current Liabilities	109,990	103,704
Other non-current liabilities	3,694	2,230
Loans from employees	3,752	4,113
Long-term debt	51,938	61,868
Pension and other defined benefit obligations	34,042	29,281
Deferred income taxes	9,805	8,462
Accrued liabilities, discontinued operations	—	61

Total Liabilities	213,221	209,719
Minority interest in subsidiary company	871	886
Commitments and contingencies Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2006 – 69,080,297 shares; 2005 – 68,063,799 shares	1,382	1,361
Contributed capital	366,940	364,376
Profits interests	4,105	1,123
Accumulated deficit	(264,651)	(260,874)
Cumulative translation adjustment, net of tax	303	(1,183)

Total Stockholders’ Equity	108,079	104,803

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$322,171	$315,408

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Product sales	$73,412	$67,720
Service revenues	23,921	29,193

Total Revenues	97,333	96,913

COST OF REVENUES:
Cost of sales	58,426	51,849
Cost of services	17,254	19,470

Total Cost of Revenues	75,680	71,319

GROSS MARGIN	21,653	25,594

OPERATING EXPENSES:
Selling, general and administrative expense	17,723	16,646
Research and development expense	3,375	3,462
Amortization of intangible assets	2,038	1,710

Total Operating Expenses	23,136	21,818

OPERATING INCOME (LOSS)	(1,483)	3,776

OTHER INCOME (EXPENSES):
Interest income	1,071	729
Interest expense	(1,567)	(1,549)
Gain on currency swap, net	318	125
Transaction gain (loss), net	213	(109)
Other income (expenses)	(94)	23

Total Other Expenses	(59)	(781)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(1,542)	2,995
Provision for income taxes	1,434	404
Minority interests	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(2,976)	2,591
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	4,029	(48)

INCOME BEFORE EXTRAORDINARY ITEM	1,053	2,543
Extraordinary gain – net of taxes of $0	6,920	—

NET INCOME	$7,973	$2,543

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$(0.04)	$0.04
Income (loss) from discontinued operations	0.06	(0.00)
Extraordinary gain	0.10	—

Net income per weighted average common share	$0.12	$0.04

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Income (loss) from continuing operations	$(0.04)	$0.04
Income (loss) from discontinued operations	0.06	(0.00)
Extraordinary gain	0.10	—

Net income per weighted average common share	$0.12	$0.04

(1)	Income per weighted average common share amounts are rounded to the nearest $0.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Product sales	$199,801	$111,807
Service revenues	73,951	45,782

Total Revenues	273,752	157,589

COST OF REVENUES:
Cost of sales	157,566	75,671
Cost of services	53,459	29,794

Total Cost of Revenues	211,025	105,465

GROSS MARGIN	62,727	52,124

OPERATING EXPENSES:
Selling, general and administrative expense	53,935	35,746
Research and development expense	12,171	10,444
Amortization of intangible assets	5,818	2,276

Total Operating Expenses	71,924	48,466

OPERATING INCOME (LOSS)	(9,197)	3,658

OTHER INCOME (EXPENSES):
Interest income	3,151	1,830
Interest expense	(4,541)	(2,061)
Gain (loss) on currency swap, net	(2,059)	387
Transaction gain (loss), net	1,153	(1,409)
Other income (expense), net	(88)	55

Total Other Expenses	(2,384)	(1,198)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(11,581)	2,460
Provision for income taxes	2,625	567
Minority interests	(114)	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(14,092)	1,893
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	3,395	350

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(10,697)	2,243
Extraordinary gain – net of taxes of $0	6,920	—

NET INCOME (LOSS)	$(3,777)	$2,243

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$(0.21)	$0.03
Income from discontinued operations	0.05	0.01
Extraordinary gain	0.10	—

Income (loss) per weighted average common share	$(0.06)	$0.03

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Income (loss) from continuing operations	$(0.21)	$0.03
Income from discontinued operations	0.05	0.01
Extraordinary gain	0.10	—

Income (loss) per weighted average common share	$(0.06)	$0.03

(1)	Income per weighted average common share amounts are rounded to the nearest $0.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

					Accumulated
						Other
						Comprehensive	Comprehensive
	Common Stock		Contributed	Profits		Income	Income
	Shares	Amount	Capital	Interests	Deficit	(Loss)	(Loss)
Balance, January 1, 2006	68,064	$1,361	$364,376	$1,123	$(260,874)	$(1,183)
Net loss					(3,777)		$(3,777)
Foreign currency translation						1,486	1,486
Shares issued for ESP Plan and option exercises	1,016	21	1,463
Stock compensation expense			1,101
Profits interests				2,982
Total comprehensive loss, net of tax							$(2,291)

Balances, September 30, 2006	69,080	$1,382	$366,940	$4,105	$(264,651)	$303

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,777)	$2,243
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extraordinary gain	(6,920)	—
Depreciation and amortization	16,367	7,903
Stock compensation expense	1,032	42
Compensation expense on profits interests in EDC, LLC	1,340	950
Unrealized loss (gain) on currency swap	2,059	(387)
Foreign currency transaction (gain) loss	(1,153)	962
Gain on adjustment to discontinued operations accrual and related tax payable	(3,949)	(302)
Minority interest	(114)	—
Other	500	119
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	913	(900)
Accounts receivable	(4,421)	(20,892)
Inventories	151	(4,730)
Prepaids and other current assets	(6,043)	(3,646)
Long-term receivable	4,383	7,543
Other assets	(763)	(253)
Accounts payable	(36)	12,179
Deferred revenue	(4,965)	5,213
Accrued liabilities and income taxes payable	(3,764)	24,264
Pension and other defined benefit plans	1,462	(2,449)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,698)	27,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(11,940)	(4,118)
Maturities of short-term securities	—	12,180
Asset and share purchase of EDC operations, net of cash acquired	(5,561)	(69,948)
Release (increase) in restricted cash	16,500	(16,500)

NET CASH USED IN INVESTING ACTIVITIES	(1,001)	(78,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing, net of costs	—	45,444
Proceeds from employee loans	469	—
Repayment of long-term borrowing	(8,135)	—
Proceeds from sale of LLC interest in subsidiary	99	772
Repayment of employee loans	(1,156)	—
Issuance of common stock	1,483	696

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,240)	46,912
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,286	(750)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,653)	(4,365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	78,803	82,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,150	$78,326

Depreciation and amortization included in net cash (used in) provided by operating activities:
Depreciation included in cost of sales	$8,090	$3,879
Depreciation included in selling, general and administrative expense	1,703	775
Depreciation included in research and development expense	756	973
Amortization of intangible assets	5,818	2,276
SUPPLEMENTAL INFORMATION OF NON-CASH ACTIVITIES:
During the nine months ended September 30, 2006, we purchased a printer under a capital lease for approximately $1.1 million.
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
The cost of revenues for the nine months ended September 30, 2006 reflect a reclassification of $3.0 million from cost of product to cost of services for EDC relating to the period ended June 30, 2006.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
2. Recently Adopted Accounting Standards
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standard (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principals Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We adopted SFAS 123R on January 1, 2006. Prior to adoption of SFAS 123R, we accounted for share-based payments to employees using APB 25’s intrinsic value method and consequently recognized no compensation cost for employee stock options. Had the adoption of SFAS 123R occurred in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 16.
On January 1, 2006 we adopted SFAS No. 151, Inventory Cost, an amendment of Accounting Research Bulletin No. 43, Chapter 4 (SFAS 151). SFAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) to be recognized as current period charges. In addition, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of the new standard did not have a material impact on the Company’s financial position or results of operation.
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
3. Impact of Recently Issued Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We have not determined the effect the adoption of FIN 48 will have on our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157) which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. The statement is effective for us beginning on January 1, 2008. We are still assessing the potential impact of the adoption of SFAS 157.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
In September 2006, the FASB also issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We will initially recognize the funded status of our defined benefit postretirement plan and provide the required disclosures as of the end of our fiscal year ending December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for our fiscal year ending December 31, 2009. We have not determined the effect, if any, the adoption of SFAS 158 will have on our financial position and results of operations.
4. Acquisitions
The results of EDC’s and Blackburn’s operations, discussed below, are included in the condensed consolidated financial statements since their acquisition dates.
(a) EDC Acquisition
On May 31, 2005, we acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141). The purchase price of approximately $129.2 million (as set forth in the table below), using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474, consisted of $81.6 million cash paid at closing, $39.8 million in deferred payments to Universal and $7.8 million for various contingent payments and transaction costs. The purchase price was subject to post-closing adjustments associated with the contingent purchase price discussed below. Of the cash purchase price paid at closing, $30.5 million was for the U.S. operations, €35.5 million ($44.3 million) was for the central European operations, and the balance constituted transaction expenses. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Under the purchase method of accounting, the assets and liabilities acquired from Universal were recorded on our balance sheet at their respective fair values as of the date of the acquisition. We have finalized our purchase price allocation and do not expect any further material adjustments to values assigned to the assets acquired and assumed liabilities. The following table summarizes the fair values at acquisition:

	December 31,		September 30,
	2005	Adjustment	2006
Current assets	$53,406	$—	$53,406
Spare parts	4,569	(1,532)	3,037
Property, plant & equipment	55,549	351	55,900
Long-term receivable from Universal	20,667	—	20,667
Other assets	1,056	—	1,056
Customer relationships	65,383	2,484	67,867
Goodwill	—	2,382	2,382
Accounts payable and accrued expenses	(28,548)	—	(28,548)
Deferred tax liability	(9,176)	(1,062)	(10,238)
Long-term liabilities	(35,933)	(374)	(36,307)

Total	$126,973	$2,249	$129,222

The additional purchase price adjustments recorded during the nine months ended September 30, 2006 included $1.6 million relating to the fair value of the profits interests awarded to the seller and the investment banker as part of the acquisition, $1.1 million of additional deferred tax liabilities, $0.5 million of additional contingent purchase price payable to the seller and $141,000 of additional transaction costs.
During the first quarter of 2006, in accordance with plans adopted at the EDC acquisition date, we terminated nine employees resulting in estimated severance cost of approximately $325,000. During the second quarter of 2006 this estimate was increased by $50,000. The total severance cost of $375,000 is an adjustment of the purchase price and consequently increased intangible assets in the accompanying unaudited condensed consolidated balance sheet at September 30, 2006. We paid approximately $298,000 of the severance cost during the nine months ended September 30, 2006. The remaining severance cost is recorded in accrued liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2006.
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The contingent consideration included in the purchase price totals €4.6 million ($5.79 million) consisting of €3.4 million ($4.3 million) for actual consideration from the date of purchase through September 30, 2006 and €1.2 million ($1.5 million) for estimated consideration due for the remaining 15 months ended December 31, 2007, using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the unaudited condensed consolidated balance sheet at September 30, 2006 are approximately €343,000 ($435,000) for consideration earned but not paid as of September 30, 2006, and €1.2 million ($1.5 million) for the estimated amount payable for the 15 months ended December 31, 2007, using the September 30, 2006 Euro to U.S. dollar exchange rate of 1.2688.
During the third quarter of 2006, the estimated consideration was adjusted downward by €663,000 ($841,000) based upon revised projections, using the September 30, 2006 Euro to U.S. dollar exchange rate of 1.2688. In accordance with SFAS 141’s guidance on a contingency based on earnings, the adjustment is accounted for as part of the purchase price allocation resulting in the elimination of the goodwill balance associated with central European operations of €514,000 ($652,000) and reduction in the customer relationships intangible of €149,000 ($189,000). The estimated consideration will be adjusted quarterly as projections change until the obligation becomes final at December 31, 2007.
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
The profits interests issued to members of management are accounted for as compensation expense and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Compensation expense included in EDC’s results for the nine months ended September 30, 2006 and 2005, was $1.3 million and $950,000, respectively. Compensation expense is recorded according to a vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant.
At September 30, 2006 and December 31, 2005, $4.1 million and $1.1 million, respectively, were included in contributed capital in our condensed consolidated balance sheets as follows:

	September 30, 2006	December 31, 2005
Vested	$3,701	$710

Unvested	404	413

Total	$4,105	$1,123

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
During the third quarter of 2006, as previously discussed above under Universal Contingent Purchase Price, the gross carrying value of the customer relationship intangibles and goodwill allocated to the central European operations were adjusted €149,000 ($189,000) and €514,000 ($652,000), respectively, based upon revised projections of this contingent obligation, which eliminated the goodwill in Germany. Until the final obligation under this contingency is known, there will be quarterly adjustments that could impact intangible assets and goodwill.
As of September 30, 2006, acquired intangible assets and related amortization, using the September 30, 2006 Euro to U.S. dollar exchange rate of 1.2688, are as follows:

		September 30, 2006		December 31, 2005
		Gross		Gross
	Useful	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization

Intangible assets subject to amortization:
Customer relationship intangibles	5-10 years	$68,603	$9,729	$63,335	$3,693

Intangible assets not subject to amortization:
Goodwill		$2,382	$—	$—	$—

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The weighted average useful life of intangible assets subject to amortization is 9.2 years. The amortization expense for the nine months ended September 30, 2006 and 2005 was $5.8 million and $2.3 million, respectively. The estimated amortization expense for the remaining current year and the next five years is as follows:

For the three months ending December 31, 2006	$2,030
For the years ending December 31, 2007	8,121
2008	8,121
2009	8,121
2010	6,778
2011	5,819
Goodwill
In connection with the EDC acquisition, we recorded goodwill in the amount of $2.4 million. As discussed previously, the goodwill allocated to the central European operations was eliminated during the third quarter of 2006 as part of the purchase price allocation adjustment to the Universal contingent purchase price. No goodwill was recorded at December 31, 2005, because the valuation was preliminary at that time. Goodwill allocated to U.S. operations is expected to be deductible for income tax purposes. There were no indicators of impairment at September 30, 2006. The measurement date for impairment will be October 1 of each fiscal year.
Pro Forma Information
The pro forma financial information for the third quarter and the first nine months of fiscal 2005 includes the business combination accounting effect on historical Glenayre and EDC (but excluding the Blackburn acquisition discussed below) revenues, adjustments to depreciation on acquired property, amortization expense on intangible assets and acquisition costs reflected in Glenayre’s and EDC’s historical statements of operations for periods prior to the acquisition. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on the first day of the applicable period presented. In addition, the pro forma amounts are not necessarily indicative of operating results in future periods.
The following unaudited pro forma consolidated results of operations of the Company for three and nine months ended September 30, 2005 assume that the EDC acquisition was completed as of January 1, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
Total revenues	$96,913	$273,636

Net income (loss) from continuing operations	$2,591	$(126)

Net income (loss) from discontinued operations	$(48)	$350

Net income	$2,543	$224

Basic net income per share	$0.04	$0.00

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
(b) Blackburn Acquisition
On July 21, 2006, EDC acquired the shares of Deluxe Global Media Services Blackburn Limited (“Blackburn”), a subsidiary of The Rank Group Plc, for a purchase price of €3.0 million ($5.6 million) in cash, including closing costs, using the July 21, 2006 British pound to U.S. dollar exchange rate of 1.8465. Blackburn, located in Blackburn, England, is the largest CD replicator in the U.K. Its customer base includes Universal Music Group, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. As part of EDC’s international supply agreement with Universal, Blackburns’s Universal volumes were scheduled to revert to EDC in 2007.
This transaction increases our customer base, expands our geographic reach and allows us to further capitalize on our 10-year agreement with our largest client, Universal, by accelerating the reversion of their U.K. volumes. In addition, it allows us to avoid capital expenditures in our Hanover, Germany location that would have been required to accommodate this volume in 2007.
Under the purchase method of accounting, the assets and liabilities acquired were recorded on our balance sheet at their respective fair values as of the date of the acquisition. We have finalized our purchase price allocation and do not expect any further material adjustments to values assigned to the assets acquired and assumed liabilities. The following table summarizes the estimated fair values at the acquisition date, and the subsequent allocation of the excess over the purchase price.

	Estimated
	Fair
	Value**	Allocation		Adjusted Value
Accounts receivable	$18,457	$		$18,457
Inventory	2,282			2,282
Prepaids and other current assets	1,035			1,035
Property, plant and equipment **	3,937		(3,937)	—
Deferred tax asset	2,926			2,926
Spare parts **	961		(961)	—
Accounts payable and other accrued liabilities	(11,362)			(11,362)
Long-term liabilities	(857)			(857)
Extraordinary gain	—		(6,920)	(6,920)

	17,379		(11,818)	5,561

Purchase price	(5,561)		—	(5,561)

	$11,818		$(11,818)	$—

**	The fair values for property, plant and equipment and spare parts were not obtained, as there was not sufficient purchase price to be allocated to these categories. The seller’s net book value at the time of acquisition has been used as the estimated fair value for these non-current assets. These net book values may not be representative of the estimated fair values.
In accordance with SFAS 141, the excess was allocated as a pro rata reduction of the amounts assigned with the remaining excess recorded as an extraordinary gain in our condensed consolidated statements of operations for the three months and nine months ended September 30, 2006.
We plan to reorganize the Blackburn operations to integrate them with the existing EDC operations in Europe. In connection therewith, we expect to incur €748,000 ($1.4 million) in costs over the next several quarters associated with the integration activities. Plans affecting the integration have been completed and approved by management, resulting in adjustments to the purchase price allocation for the acquired assets and assumed liabilities.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
5. Currency Rate Swap
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. Our objective is to manage foreign currency exposure arising from a U.S. subsidiary loan to its German subsidiary and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or in any event by May 31, 2010. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, the currency swap does not qualify for hedge accounting. Consequently, we report the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings.
The gain (loss) on the currency rate swap was approximately $318,000 and ($2.1) million for the three months and nine months ended September 30, 2006, respectively. The gain on the currency rate swap was approximately $125,000 and $387,000 for the three months and nine months ended September 30, 2005, respectively. At September 30, 2006, the currency rate swap was in a net loss position of $1.3 million and was included as a non-current liability in our condensed consolidated balance sheet.
6. Accounts Receivable
Accounts receivable related to continuing operations consisted of:

	September 30, 2006	December 31, 2005
Trade receivables	$52,485	$28,545
Less: allowance for doubtful accounts	(601)	(489)

Total	$51,884	$28,056

7. Inventories
Inventories, net of reserves, related to continuing operations consisted of:

	September 30, 2006	December 31, 2005
Raw materials	$12,893	$10,647
Work in process	2,319	1,390
Finished goods	2,829	3,583

Total	$18,041	$15,620

At September 30, 2006 and December 31, 2005, reserves related to continuing operations were approximately $3.3 million and $2.8 million, respectively.

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
The following is a summary of activity of the continuing operations warranty obligation for the nine months ended September 30, 2006 and 2005:

	2006	2005
Balance at January 1st	$423	$573
Provision (release) for warranty obligations	92	46
Warranty release	(105)	—
Settlements of warranty obligation	(8)	(45)

Balance at March 31st	$402	$574
Provision (release) for warranty obligations	(32)	82
Settlements of warranty obligation	(16)	(74)

Balance at June 30th	$354	$582
Provision (release) for warranty obligations	(41)	223
Settlements of warranty obligation	(45)	(168)

Balance at September 30th	$268	$637

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
Deferred revenue related to support services for new product sales and to the sale of post installation support services was approximately $2.4 million of the $4.0 million of deferred revenue included in the unaudited condensed consolidated balance sheet at September 30, 2006 and $2.9 million of the $9.0 million at December 31, 2005.
EDC provides its customers with a fixed credit as compensation for defective products. Revenue for CD and DVD products are recorded net of the fixed credit.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
9. Discontinued Operations
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business. As a result, we recorded the Paging segment as a disposal of a segment starting in the second quarter of 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. The operating results of the Paging segment have been classified as a discontinued operation for all periods presented in the unaudited condensed consolidated statements of operations. Additionally, all of the Paging segment assets are reported at their estimated net realizable value in the unaudited condensed consolidated balance sheet as of September 30, 2006. All business transactions related to the Paging segment, with the exception of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income (loss) on discontinued operations before income taxes	$(55)	$—	$(415)	$491
Income tax benefit (expense)	4,084	(48)	3,810	(141)

Income (loss) from discontinued operations	$4,029	$(48)	$3,395	$350

In the third quarter of 2006, we recorded a net increase in the loss on disposal of approximately $55,000 related to increased tax contingencies offset by the reduction in customer deposit obligation and estimated contract obligations. The income tax benefit in the third quarter of 2006 reflects the release of a reserve for international business taxes of $4.1 million due to the receipt of clearance by the applicable foreign country’s taxing authority. In the nine months ended September 30, 2006 we recorded a net increase in the loss on disposal of approximately $415,000 related to foreign currency exchange rate fluctuations offset slightly by liquidation of assets and a reduction in estimated contact obligations. The income tax benefit was primarily related to the release of foreign income tax contingencies as previously discussed.
In the first quarter of 2005, we recorded a net decrease in the loss on disposal of approximately $63,000. This decrease included income of $74,000 primarily due to settlement payments received from Pilot Pacific Properties, Inc. and its associated companies. This income was offset by adjustments to the original estimates, related primarily to international office closures, of $11,000. In the second quarter of 2005, as a result of our review of the estimated liabilities and future commitments related to the discontinued operations, we recorded (1) a net decrease in the loss on disposal of $428,000 (2) income of $53,000 primarily due to a settlement and previously reserved accounts receivable receipts and (3) additional reductions of $375,000 primarily related to the release of a reserve for the Lynnview Ridge litigation (see Note 14). In the third quarter of 2005, no change was recorded in the loss on disposal except for the recurring addition for accretion in contingent tax provisions.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
10. Long-Term Debt
     Long-term debt consisted of:

	September 30,	December 31,
	2006	2005
Senior Secured Credit Facility	$41,500	$41,500
Payable to Universal — undiscounted	32,584	39,440
Capital Leases	1,072	170
Employee Loans	4,879	5,245

Subtotal	80,035	86,355

Less: Unamortized Discount	(3,087)	(4,542)

Total Debt	76,948	81,813
Less: Current Portion	(21,258)	(15,832)

Total Long-Term Debt	$55,690	$65,981

Total scheduled principal payments for all long-term debt are as follows:

2006 (Remaining three months)	$6,984
2007	23,334
2008	24,608
2009	11,999
2010	10,325
2011	1,050
Thereafter	1,735

Total	$80,035

Senior Secured Credit Facility
In May 2005, to fund a portion of the purchase price for the EDC acquisition and provide for working capital needs, EDC obtained a Senior Secured Credit Facility (the “facility”) from Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term loan of $46.5 million, and a revolving credit loan of $10.0 million. On June 21, 2006, the facility was amended to extend the revolving credit loan for one year, modify the applicable leverage and fixed charge coverage ratios, and move all required principal payment dates from June 30th to December 31st of each year. The term loan expires December 31, 2010, and the revolving credit loan expires May 31, 2007. The amendment also released the $16.5 million cash collateral that we deposited with the lender on the closing date of the EDC acquisition. Substantially all of EDC’s assets are pledged as collateral to secure obligations under this facility. Scheduled principal payments are included in the table above. The weighted average interest rate of outstanding debt under the facility was 8.62% at September 30, 2006. At September 30, 2006, no drawings were made against the $10.0 million revolving credit loan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
11. Income Taxes
The differences in the consolidated income tax provision from continuing operations and the amount computed using the U.S. federal statutory income tax rate is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income tax (benefit) federal U.S. statutory rate	$(539)	$1,049	$(4,053)	$861
State income tax (benefit) net of federal benefit	(264)	(68)	(832)	(240)
Increase (decrease) in valuation allowance	553	(1,026)	4,249	(1,084)
Foreign taxes at rates other than U.S. statutory rates	1,434	477	2,625	615
Profits interest awards	181	49	469	331
Deductible amortization	—	(99)	—	—
Other non deductibles	55	25	145	65
Minority interest in earnings of subsidiary	14	(3)	22	19

Income tax provisions	$1,434	$404	$2,625	$567

We account for income taxes under the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). At September 30, 2006, the U.S. net deferred tax assets were fully reserved by a valuation allowance. Pursuant to SFAS 109, a valuation allowance should be recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized as offsets to the future taxable income. We assessed whether the net deferred asset at September 30, 2006 was realizable and determined that the entire amount should be reserved due to significant U.S. net operating losses and our inability to project future taxable income. The foreign pretax income (loss) from operations for the three months ended September 30, 2006 and September 30, 2005 was approximately $7.0 million and $1.5 million, respectively.
At December 31, 2005, we have realized U.S. federal net operating losses (“NOLs”) of $276.9 million and foreign NOLs of $45.1 million. Of the $276.9 million realized U.S. NOLs, $243.5 million will begin to expire in 2019. The remaining $33.4 million of U.S. NOLs were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc., which start expiring in 2006. Our ability to offset future income with these acquired NOLs is subject to restriction in the United States Internal Revenue Code of 1986, as amended.
Income taxes payable includes $4.5 million and $7.5 million at September 30, 2006 and December 31, 2005, respectively, for probable and estimable exposure for tax filing positions in various jurisdictions. At September 30, 2006 and December 31, 2005, the above amounts included $4.0 million and $5.5 million respectively, of transfer pricing exposure in various foreign jurisdictions. We received tax clearance from a foreign country’s taxing authority for the potential liability of $4.1 million for international business tax of which $1.9 million was included in the $7.5 million December 31, 2005 balance. The remaining $2.3 million was included in accrued liabilities, discontinued operations on the condensed consolidated balance sheet at December 31, 2005.
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
12. Employee Benefit Plans
Net pension and post-retirement benefit costs consisted of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$240	$15	$711	$44
Interest cost on APBO	292	32	869	95
Amortization of prior service costs	(64)	(64)	(191)	(191)
Amortization of actuarial loss	8	22	24	67

	$476	$5	$1,413	$15

The September 30, 2006 and 2005 amounts include pension benefit costs assumed in May 2005 in connection with the EDC acquisition. The amortization of prior service cost decreases the post-retirement benefit costs due to an amendment of a Messaging plan that reduced the number of participants by changing eligibility provisions.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
13. Stockholders’ Equity
Income (loss) from continuing operations per Common Share
The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) from continuing operations	$(2,976)	$2,591	$(14,092)	$1,893

Denominator:
Denominator for basic income (loss) from continuing operations per share – weighted average shares	68,951	67,210	68,628	67,031
Effect of dilutive securities	—	3,044	—	2,199

Denominator for diluted income (loss) from continuing operations per share	68,951	70,254	68,628	69,230

Income (loss) from continuing operations per weighted average common share (1)	$(0.04)	$0.04	$(0.21)	$0.03

Income (loss) from continuing operations per common share – assuming dilution (1)	$(0.04)	$0.04	$(0.21)	$0.03

Dilutive securities not included above due to anti-dilutive effect	778	—	1,632	—
Anti-dilutive securities not included above:
Stock options (2)	6,387	3,094	2,933	4,943

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

(2)	Increase in anti-dilutive securities is the result of stock options issued in conjunction with the acquisitions of EDC and Blackburn.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Restricted Stock Units
Restricted stock units (“RSU’s”) issued to directors are non-cash transactions. For the nine months ended September 30, 2006, approximately 39,000 shares were issued to directors upon the vesting of RSU’s valued at approximately $64,000, based on the grant date fair value.
14. Commitments and Contingencies
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
Vladimir Gusinsky – On September 11, 2006, we were officially served with a lawsuit filed in the Supreme Court of the State of New York by Vladimir Gusinsky (“Gusinsky”), a company shareholder, initiating a derivative action against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, purportedly on behalf of the Company, alleges that the defendants breached their fiduciary duties by improperly backdating the grant of stock options between May 1994 and July 2001, and also contains allegations of related violations of federal securities laws in connection with the dissemination of our financial and proxy statements and violations of generally accepted accounting principles as a result of such allegedly improper grants. The complaint further alleges that the officer defendants were unjustly enriched as a result of their receipt and retention of the subject stock option grants. The plaintiff seeks to obtain, on behalf of the Company, unspecified equitable relief and disgorgement of any improperly granted stock options and related proceeds of any such exercised stock options from the individual officer defendants, as well as an award of attorneys’ fees and costs. A stipulation has been entered in the case granting the plaintiff 60 days to amend the complaint, and extending the time for the defendants to file an answer. The Company and its Board of Directors have established a Special Litigation Committee of the Board to conduct a full review, with the assistance of outside legal counsel and other experts, of its option grant practice.

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
On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson filed an appeal with respect to this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. On April 11, 2006, the appellate court ruled on the appeal in our favor, affirming the trial court’s ruling of June 29, 2004 and dismissing Jackson’s claim for a second trial on other issues. On April 25, 2006, Jackson filed a request for rehearing en banc with the appellate court that was subsequently denied. Since that time, Jackson filed a petition for writ of certiorari to the Supreme Court of the United States seeking further appellate review of the decision. We filed a responsive brief in opposition to the Jackson petition on October 10, 2006. A decision regarding whether the Supreme Court will accept the appeal is pending with the Court.
Lynnview Ridge, Alberta – In November 2002 and April 2003, a total of twenty lawsuits seeking approximately CDN $22.3 million in damages were filed in the Court of Queen’s Bench, Judicial Centre of Calgary, in Alberta, Canada, against us and several other defendants, including Imperial Oil, a major Canadian petroleum company. These lawsuits asserted that the defendants, including us, are liable for negligence, nuisance, and negligent misrepresentation arising out of the development and sale of homes located in Calgary, Canada residential development, Lynnview Ridge, that was jointly developed in the early 1980’s by a corporate predecessor of the company and a wholly owned subsidiary of Imperial Oil.
In March 2004, one of the lawsuits was discontinued by one of the plaintiffs. In April 2004, we made an application for grant of summary judgment in one action that was chosen to be a representative case for this matter, but the plaintiffs in this representative case discontinued their lawsuit in October 2004. In April 2005, we were notified that Imperial Oil had filed a notice with the Court that it has settled nine of the lawsuits involving approximately CDN $11.8 million in total damages and that the releases to be made by the plaintiffs in connection with those settlements would include us. Since that time consent judgments and dismissals covering us have been entered in eight of the remaining nine lawsuits, which had been requesting approximately CDN $6.5 million in total damages. In February 2006, the plaintiffs in the last of the lawsuits, seeking approximately CDN $145,000 in total damages, agreed to discontinue their lawsuit. A dismissal covering us was filed on March 10, 2006, and the case was formally dismissed on that date. Based on the foregoing, all of the original twenty lawsuits have been settled or dismissed and are now closed. We have paid no damages with respect to any of the foregoing settlements or judgments.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
In addition to the legal proceedings discussed above, we are, from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of these matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of our future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Letters of Credit and Cash Collateral
Restricted cash includes approximately $771,000 of customer performance bonds and $164,000 for letters of credit for leased space. None of these bonds or letters of credit were drawn upon as of September 30, 2006.
Lease Commitments
Due to the acquisition of Blackburn (see Note 4) we incurred additional contractual obligations on leases of office and manufacturing space and machinery and equipment. Total lease commitments resulting from the acquisition total $7.0 million at September 30, 2006. The facility lease contains a break clause that allows us to cancel the lease without penalty in June 2010.
At September 30, 2006, we had contractual obligations on leases of office and manufacturing space and machinery and equipment as follows:

2006 (Remaining three months)	$994
2007	3,709
2008	3,630
2009	3,641
2010	3,249
Thereafter	8,411

Total	$23,634

Other
At September 30, 2006, the Company had approximately $18.6 million of outstanding unconditional purchase commitments, mainly to suppliers of inventories and equipment, primarily related to EDC.
15. Segment Reporting
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
The interim results are not necessarily indicative of estimated results for a full fiscal year. For EDC, the first half of each calendar year is typically the lowest point in the revenue cycle in the entertainment industry. For Messaging, results are variable depending on the capital equipment needs of communication service providers. Additionally, EDC results include four months of operations for the nine months ended September 30, 2005.

	Three Months Ended September 30,
	Consolidated		EDC		Messaging
	2006	2005	2006	2005	2006	2005
Revenues	$97,333	$96,913	$85,040	$75,910	$12,293	$21,003
Income (loss) from continuing operations before income taxes and extraordinary gain	(1,542)	2,995	1,128	1,984	(2,670)	1,011
Depreciation & amortization	5,477	5,316	5,051	4,781	426	535

	Nine Months Ended September 30,
	Consolidated		EDC		Messaging
	2006	2005	2006	2005	2006	2005
Revenues	$273,752	$157,589	$228,702	$95,917	$45,050	$61,672
Income (loss) from continuing operations before income taxes and extraordinary gain	(11,581)	2,460	(5,578)	(2,031)	(6,003)	4,491
Depreciation & amortization	16,367	7,903	14,927	6,389	1,440	1,514
16. Stock Compensation Expense
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
We elected the “modified prospective” method for our transition. Under this method, we recognized compensation cost beginning on January 1, 2006 (a) based on the requirements of SFAS 123R for all share-based payments granted after that date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to that date that were unvested. No share-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005 for options granted because all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation costs were recognized for those periods for the employee stock purchase plan transactions. Compensation expense was recorded for the restricted stock units issued to our directors in the two preceding years because the stock is issued at no cost to the directors.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
As a result of adopting SFAS 123R, our net loss from continuing operations before income taxes and net loss for the nine months ended September 30, 2006 is approximately $1,032,000 greater than if we had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the same period are $0.01 greater than if we had continued to account for share-based compensation under APB 25.
The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income to cash flow from operations, when using the indirect method for presenting the statement of cash flows. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the nine months ended September 30, 2006, we did not record any excess tax benefits or a corresponding increase to contributed capital because the Company has a net operating loss carry forward, and the tax benefit will not be recognized until the deduction is used to reduce current taxes payable.
We grant stock options and issue new shares under stock incentive plans and an employee stock purchase plan.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS 123R to options granted under the Company’s stock option plan in 2005. For purposes of pro forma disclosures, the estimated fair value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense on a straight-line basis over the options’ vesting period. For the three-month and nine-month periods ended September 30, 2005, pro forma option expense was as follows:

	Three Months	Nine Months
	Ended September	Ended September
	30, 2005	30, 2005
Income from continuing operations - as reported	$2,591	$1,893
Pro forma stock option expense	(401)	(1,186)

Income from continuing operations - pro forma	$2,190	$707

Income from continuing operations per common share - as reported	$0.04	$0.03
Pro forma stock option expense	(0.01)	(0.02)

Income from continuing operations per common share - pro forma	$0.03	$0.01

Income from continuing operations, assuming dilution per common share - as reported	$0.04	$0.03
Pro forma stock option expense	(0.01)	(0.02)

Income from continuing operations, assuming dilution per common share - pro forma	$0.03	$0.01

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
The following table details the compensation expense for options, restricted stock units and the employee stock purchase plan:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Employee Stock Purchase Plan	$28	$—	$88	$—
Stock options	258	—	907	—

Subtotal of expense subsequent to the adoption of FAS123R	286	—	995	—
Restricted Stock Units	31	15	37	42

Total stock compensation expense	$317	$15	$1,032	$42

No stock compensation expense was capitalized as part of the cost of any asset during the nine months ended September 30, 2006 and 2005.
(a) Incentive Stock Plans
We maintain an incentive stock plan (the “1996 Plan”) that is used to promote the long-term financial interests and growth of the Company. The 1996 Plan, as amended, authorizes up to 14,850,000 shares of the Company’s common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares. Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons. Options are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.
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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Activity and price information regarding the Company’s incentive stock plan are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(In 000’s)	Price	Term	Value
Outstanding, December 31, 2005	6,067	$3.28
Granted	330	3.70
Exercised	(875)	1.38
Forfeited	(284)	2.71
Expired	(89)	18.87

Outstanding, September 30, 2006	5,149	$3.43	6.4 years	$1,396

Vested or expected to vest at September 30,2006	5,050	$3.43	—	$1,394
Exercisable at September 30, 2006	3,743	$3.61	5.6 years	$1,357
The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 was $1.85 per share. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $2.4 million.
A summary of the status of the Company’s RSU’s (nonvested shares) as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(000’s)	Fair Value
Nonvested at December 31, 2005	66	$1.99
Granted	50	3.05
Vested	(39)	1.64
Forfeited	—	—

Nonvested at September 30, 2006	77	2.87

As of September 30, 2006, there was $1.3 million of total unrecognized compensation cost related to all share-based compensation arrangements granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of RSU’s vested during the nine months ended September 30, 2006 was approximately $120,000.

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
The fair value for each option granted in the nine months ended September 30, 2006 is estimated on the date of grant using the Black-Scholes-Merton option-pricing model using the following assumptions:

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
(b) Employee Stock Purchase Plan
We use our Employee Stock Purchase Plan (the “ESP Plan”) to give employees an opportunity to purchase our common stock through payroll deductions, thereby encouraging employees to share in our economic growth and success. All regular full-time employees are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The calculation of the price for common stock is 85% of the lower of the closing price on the first day of the period (i.e. February 1 or August 1), or the last day of the period (i.e. July 31 or January 31). For the August 1, 2005 to January 31, 2006 period, the discounted stock purchase price was $3.315. For the February 1, 2006 to July 31, 2006 period, the discounted stock purchase price was $2.20. For the August 1, 2006 to January 31, 2007 period, the discounted stock price will be the lower of $2.24 or 85% of the closing market price of the common stock on January 31, 2007.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Tabular Amounts in Thousands, Except per Share Amounts)
(Unaudited)
17. Subsequent Event
During the third quarter of 2006 we announced that we had retained Jefferies Broadview to assist us with strategic initiatives for our Messaging business. In connection with this, subsequent to September 30, 2006 we entered into advanced discussions with several parties. There can be no assurance that we will be able to consummate a transaction involving the Messaging business on terms favorable to the Company or at all.

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
Overview
The nine months ended September 30, 2005 included four months of operations for EDC following the Universal acquisition on May 31, 2005, whereas such operations are included for the full nine months ended September 30, 2006. The three and nine months ended September 30, 2006 included 71 days of results for the Blackburn, U.K. manufacturing operations that were acquired on July 21, 2006. A comparison to EDC’s results for such periods may not be indicative of future results.
EDC:
On May 31, 2005, EDC acquired the CD and DVD manufacturing and distribution operations in the United States and central Europe from Universal Music Group (“Universal”). The acquisition was a strategic opportunity for us to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, we entered into 10-year supply agreements with Universal under which we became the exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of Universal’s distribution requirements for the United States and central Europe. Under these contracts, we have the opportunity to assume responsibility for fulfilling the remaining portion of Universal’s requirements in the United States and central Europe that was outsourced as Universal’s existing commitments to third party suppliers expire. Approximately 75% of these outsourced volumes have reverted to us as of September 30, 2006, and the remaining 25% is expected to revert to us in 2008.
EDC acquired a CD manufacturing operation in Blackburn, U.K. (“Blackburn”) on July 21, 2006. Blackburn is the largest DC replicator in the U.K. Its customer base includes Universal Music Group, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. As part of EDC’s international supply agreement with Universal, Blackburn’s Universal volumes were scheduled to revert to EDC in 2007.
EDC’s revenues for the nine months ended September 30, 2006 were $228.7 million compared to $212.0 million for the nine months ended September 30, 2005 on a pro forma basis assuming the consummation of the EDC acquisition (but excluding the Blackburn acquisition) at the beginning of such period, representing an increase of approximately 7.9%.
In June 2006, our newly installed DVD lines in the U.S. went into full production, providing us with enough capacity to handle all of Universal’s current reversionary U.S. DVD business. We continue to add additional customers and manage our costs across our operations. A strong release schedule is anticipated in the peak fourth quarter season, and we expect EDC’s cash flow from operations, including Blackburn, will grow 10% compared to 2005 on a pro forma basis.

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
Messaging’s revenues for the nine months ended September 30, 2006 were $45.1 million compared to $61.7 million for the nine months ended September 30, 2005, representing a 27% decrease. Approximately $11.6 million, or 70% of the decrease related to domestic sales. Sales to one of our domestic customers, Sprint-Nextel, declined by 73% to approximately $2.9 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. During the second quarter of 2006, we were notified by Sprint-Nextel that we would no longer be included in their voicemail vendor selection process. International revenues for the nine months ended September 30, 2006 declined approximately $5.0 million compared to the nine months ended September 30, 2005. Revenue for the first nine months of 2005 included a significant sale to MTN, a new international customer in 2005.
As a result of the continued softness in the domestic market and timing delays in the closing of international business, we implemented a realignment plan in the third quarter to right-size the business while continuing to serve existing clients and secure new business opportunities. This reorganization, which resulted in one-time costs of approximately $1.3 million in the third quarter of 2006, is expected to generate approximately $8.0 million of operating cost savings on an annual basis. As a result, we believe Messaging will generate positive cash flow from operations at the new cost level with revenues that exceed the $12 to $13 million range. We currently expect forth quarter revenue to fall in a range between our new breakeven level of 25% higher than breakeven. As previously announced, we have retained Jefferies Broadview to assist us with our strategic initiatives for our Messaging business. In connection with these strategic initiatives, we are currently evaluating potential opportunities for the Messaging business and are in advanced discussions with several interested parties. There can be no assurance that we will be able to consummate a transaction for the Messaging business on terms favorable to the Company or at all.

Results of Continuing Operations
The following table and discussion present the material changes in the consolidated results of operations of the Company for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Change	2006	2005	Change
REVENUES
EDC Product	$65,913	$54,504	$11,409	$170,567	$68,692	$101,875
EDC Services	19,127	21,406	(2,279)	58,135	27,225	30,910

EDC Total	85,040	75,910	9,130	228,702	95,917	132,785

Messaging Product	7,499	13,216	(5,717)	29,234	43,115	(13,881)
Messaging Services	4,794	7,787	(2,993)	15,816	18,557	(2,741)

Messaging Total	12,293	21,003	(8,710)	45,050	61,672	(16,622)

Consolidated	$97,333	$96,913	$420	$273,752	$157,589	$116,163

GROSS MARGIN
EDC Product	$10,813	$8,794	$2,019	$25,572	$10,152	$15,420
EDC Services	4,605	5,368	(763)	13,420	6,739	6,681

EDC Total	15,418	14,162	1,256	38,992	16,891	22,101

Messaging Product	4,173	7,077	(2,904)	16,663	25,984	(9,321)
Messaging Services	2,062	4,355	(2,293)	7,072	9,249	(2,177)

Messaging Total	6,235	11,432	(5,197)	23,735	35,233	(11,498)

Consolidated	$21,653	$25,594	$(3,941)	$62,727	$52,124	$10,603

OPERATING INCOME (LOSS)
EDC	$1,745	$3,216	$(1,471)	$(1,367)	$696	$(2,063)
Messaging	(3,228)	560	(3,788)	(7,830)	2,962	(10,792)

Consolidated	$(1,483)	$3,776	$(5,259)	$(9,197)	$3,658	$(12,855)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM
EDC	$1,128	$1,984	$(856)	$(5,578)	$(2,031)	$(3,547)
Messaging	(2,670)	1,011	(3,681)	(6,003)	4,491	(10,494)

Consolidated	$(1,542)	$2,995	$(4,537)	$(11,581)	$2,460	$(14,041)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM
EDC	$(265)	$1,671	$(1,936)	$(7,712)	$(2,344)	$(5,368)
Messaging	(2,711)	920	(3,631)	(6,380)	4,237	(10,617)

Consolidated	$(2,976)	$2,591	$(5,567)	$(14,092)	$1,893	$(15,985)

EXTRAORDINARY GAIN
EDC	$6,920	$—	$6,920	$6,920	$—	$6,920
Messaging	—	—	—	—	—	—

Consolidated	$6,920	$—	$6,920	$6,920	$—	$6,920

Three Months ended September 30, 2006 and 2005
On a consolidated basis, the increase in revenues was primarily due to a 12% increase in EDC’s revenue resulting from the acquisition of Blackburn, offset in part by a decrease in Messaging revenue that was primarily caused by decreased product revenue from reduced sales volume due to softness in the domestic markets and timing delays in closing international business. Declining gross margin dollars were primarily due to a $5.2 million reduction of Messaging’s gross margin resulting from reduced sales volume offset by EDC’s $1.3 million increase resulting primarily from the acquisition of Blackburn. Operating income declined primarily due to increased operating expenses from EDC and decreased gross margins from Messaging.

EDC
Revenues. The increase in EDC’s product sales revenues for the third quarter of 2006 as compared to the third quarter of 2005 was due primarily to revenue generated from the Blackburn operations, that were acquired in July 2006, and to higher central European pricing as a result of an adjustment to the fixed pricing during the second quarter of 2006 offset by reduced costs that are passed through to Universal. The decrease in distribution services revenues for the third quarter of 2006 compared to 2005 was due to lower sales volumes as the industry experienced a soft quarter for new releases. The newly acquired Blackburn operation does not offer distribution services. International revenues comprised 62% of total EDC revenue for the third quarter of 2006 compared to 49% for the same quarter in the prior year. The increase was due primarily to the newly acquired Blackburn operations. Universal individually accounted for approximately 72% and 92% of EDC’s revenue for the third quarter of 2006 and 2005, respectively. The second half of each calendar year is typically the highest point in the revenue cycle in this segment of the entertainment industry. We expect revenue growth in the remainder of 2006 to be driven by Universal’s forecasted new release schedule, by volume from new customers, and by the newly acquired Blackburn operations.
Gross Margins on Product Sales and Services. Gross margin for the third quarter of 2006 on EDC product revenues was $10.8 million, or 16% of product revenues compared to $8.8 million or 16% of revenues for the third quarter of 2005. The margin benefit as a result of the increased pricing described above was offset by lower product margins in Blackburn due to product mix. Gross margin for the third quarter of 2006 on EDC distribution services revenues was $4.6 million or 24% of service revenues compared to $5.4 million or 25% of services revenue for the same quarter in the prior year. The decrease was due to lower volumes. EDC’s gross margins are impacted by the seasonality of the music business, with lower margins in the first half of the year, and higher margins during the second half of the year due to leverage on fixed costs during the peak season. The 2006 peak season is backend weighted compared to prior years due to the timing of new releases.
Operating Income. Operating income decreased due to increased selling, general and administrative expense including costs related to the establishment of a sales and customer service function to solicit and support new third party business, costs associated with EDC’s implementation of internal controls over financial reporting and preparation for the assessment required by Section 404 of the Sarbanes Oxley Act of 2002, reorganization costs, and consulting fees related to transitioning EDC from a divisional manufacturing and distribution operation to an entrepreneural organization. Operating income includes the amortization of the intangible assets (primarily 10-year manufacturing and distribution services agreements that EDC entered into with Universal as part of the EDC acquisition, and agreements with various central European customers). During the third quarter of 2006 and 2005 we recorded $517,000 and $139,000, respectively, of compensation expense relating to the award of profits interests to EDC management.
Income from Continuing Operations before Income Taxes and Extraordinary Item. Income from continuing operations before income taxes and extraordinary item for the third quarter of 2006 and 2005 was reduced by interest expense offset by interest income and unrealized gain on the currency rate swap. EDC interest expense in the third quarter of 2006 and 2005, respectively, included approximately $0.9 million and $0.7 million of interest expense related to the term loan with Wachovia Bank and approximately $0.5 million and $0.6 million of imputed interest related to the deferred acquisition payments due to Universal. A gain on currency swap of $318,000 was recorded as a result of changes in forward-looking Euro rate and interest rates at September 30, 2006. Additionally we recorded a $227,000 and ($93,000) transaction gain (loss) related primarily to the translation of an inter-company loan with our German subsidiary for the third quarter of 2006 and 2005, respectively. The remaining amounts relate to capital lease implied interest and amortization of debt issue costs.
Income from Continuing Operations. Income from continuing operations for the third quarter of 2006 included income tax expense related to the international operations, principally in Germany and the United Kingdom. EDC’s income earned in the U.S. is not subject to income tax due to the utilization of significant tax loss carryforwards.

Extraordinary Gain. EDC recorded an extraordinary gain of $6.9 million in the third quarter of 2006 as a result of acquiring net assets in Blackburn with fair values in excess of the purchase price.
Messaging
Revenues. Messaging revenues decreased 41% in the third quarter of 2006 as compared to the third quarter of 2005 due to reduced domestic and international sales volume. Revenues from our domestic customers decreased 53% to $6.4 million in the third quarter of 2006 as compared to $13.5 million in the third quarter of 2005. International revenues decreased 21% to $5.9 million in the third quarter of 2006 as compared to $7.5 million in the third quarter of 2005. During the third quarter of 2006, two customers individually accounted for approximately 22% and 11% of total revenue from continuing operations. During the third quarter of 2005, five customers individually accounted for 15%, 13%, 12%, 10% and 10% of total revenue from continuing operations.
Gross Margins on Product Sales and Services. The 45% decrease in gross margin dollars of $5.2 million for the third quarter of 2006 compared to the third quarter of 2005 was due primarily to reduced volume of sales. Gross margin on products sold (product margin) was 56% and 54% for the third quarter of 2006 and 2005, respectively. The gross margin percentage for services (service margin) in the third quarter of 2006 and 2005 was 43% and 56%, respectively. Gross margins for services were primarily impacted by a 38% reduction in revenue while costs were reduced by approximately 20%.
Operating Income (Loss). The operating loss for the third quarter of 2006 was primarily a result of decreased gross margin dollars compared to operating income for 2005. During the third quarter of 2006 we reorganized our operations as a response to reduced domestic sales while maintaining adequate resources to serve growing international opportunities. This reorganization resulted in one-time costs of approximately $1.3 million in the third quarter of 2006. We expect to generate approximately $8.0 million of operating cost savings on an annual basis from the reorganization.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax for the third quarter of 2006 was impacted by the decrease in gross margin and changes in operating expenses discussed above.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations for the third quarter of 2006 was impacted by the changes discussed above and by provisions for income taxes that relate to international operations. Although the segment’s U.S. operations were profitable in 2005, no income tax provision was recorded due to net operating loss carryforwards (“NOLs”) available in the U.S. that we used to offset taxes payable for such period.
Discontinued Operations. Income from discontinued operations for the third quarter of 2006 included $4.1 million from the release of a reserve for international business taxes as we received clearance for the potential tax liability from the applicable foreign country’s taxing authority during the third quarter of 2006.
Nine Months ended September 30, 2006 and 2005
On a consolidated basis, the 74% increase in revenues is primarily due to 2005 revenues from EDC including four months of EDC operations. The 27% decrease in Messaging revenue was primarily due to decreased domestic and international revenue from reduced volume of system sales. The improvement in consolidated gross margin was primarily due to the inclusion of nine months of EDC operations for 2006 compared to four months of operations last year offset by Messaging’s decline which resulted primarily from a change in the mix of products sold, with a higher volume of lower margin products. Operating income declined primarily due to the loss from the Messaging business.

EDC
Revenues. EDC’s product sales revenues for the nine months ended September 30, 2006 were $170.6 million, and distribution services revenues were $58.1 million. International revenues comprised 55% and 48% of total EDC revenue for 2006 and 2005, respectively. Universal individually accounted for approximately 81% and 93% of EDC’s revenue for 2006 and 2005, respectively. The second half of each calendar year is typically the highest point in the revenue cycle in this segment of the entertainment industry. We expect revenue growth in the remainder of 2006 to be driven by Universal’s forecasted new release schedule, by volume from new customers and by the newly acquired Blackburn operations.
Gross Margins on Product Sales and Services. Gross margin for the nine months ended September 30, 2006 on EDC product revenues was $25.6 million or 15% of product revenues and on EDC distribution services revenues was $13.4 million or 23% of service revenues. Gross margin for the four month ended September 30, 2005 was 15% of product revenue and 25% on service revenue. EDC’s gross margins are impacted by the seasonality of the music business, with lower margins in the first half of the year, and higher margins during the second half of the year due to leverage on fixed costs during the peak season.
Operating Income (Loss). EDC’s operating loss for the nine months ended September 30, 2006 compared to operating income for the four months ended September 30, 2005 was impacted by increased selling, general and administration expenses. Increased expenses included costs related to the establishment of a sales and customer service function to solicit and support new third party business, costs associated with EDC’s implementation of internal controls over financial reporting and preparation for the assessment required by Section 404 of the Sarbanes Oxley Act of 2002, non-recurring recruiting, relocation, and transition costs related to the restructuring of the operations in the U.S., and acquisition activities expenditures. Operating loss also included amortization of the intangible assets (10-year manufacturing and distribution services agreements that EDC entered into with Universal as part of the EDC acquisition, and agreements with various central European customers). For the nine months ended September 30, 2006 and the four months ended September 30, 2005, we recorded $1.3 million and $950,000, respectively, of compensation expense relating to the award of profits interests to EDC management. Operating income for the four months ended September 30, 2005 included approximately $800,000 of acquisition related charges.
Loss from Continuing Operations before Income Taxes and Extraordinary Item. Loss from continuing operations before income taxes and extraordinary item for the nine months and four months ended September 30, 2006 and 2005, respectively, includes interest expense of approximately $2.4 million and $0.9 million related to the term loan with Wachovia Bank and approximately $1.6 million and $0.9 million of imputed interest related to the deferred acquisition payments due to Universal. A gain (loss) on currency swap of ($2.1) million and $0.4 million was recorded as a result of changes in the forward-looking Euro rate and interest rates at September 30, 2006 and 2005, respectively. A transaction gain (loss) of $1.3 million and $(1.4) million related primarily to the translation of an inter-company loan with our German subsidiary was recorded for the nine months and four months ended September 30, 2006 and 2005, respectively. The remaining amounts relate primarily to capital lease implied interest and amortization of debt issue costs.
Loss from Continuing Operations. Loss from continuing operations for the nine and four months ended September 30, 2006 and 2005 included income tax expense related to the international operations, principally in Germany and the United Kingdom. EDC’s income earned in the U.S. is not subject to income tax due to the utilization of significant tax loss carryforwards.
Extraordinary Gain. EDC recorded an extraordinary gain of $6.9 million in the third quarter of 2006 as a result of acquiring net assets in Blackburn with fair values in excess of the purchase price.

Messaging
Revenues. Messaging revenues decreased 27% in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to reduced volume of product sales and a decline in service revenue. Revenues from our domestic customers decreased 28% to $30.2 million in the first nine months of 2006 as compared to $41.8 million in the first nine months of 2005. International revenues decreased 25% to $14.9 million in the first nine months of 2006 as compared to $19.8 million in the first nine months of 2005, and accounted for 33% and 32% of total net sales in those periods, respectively. During the nine months ended September 30, 2006, three customers individually accounted for approximately 14%, 12%, and 11% of total revenue from continuing operations. During the nine months ended September 30, 2005, four customers individually accounted for 17%, 16%, 15% and 13% of total revenue from continuing operations.
Gross Margins on Product Sales and Services. The 33% decrease in gross margin dollars for the first nine months of 2006 compared to 2005 was due primarily to reduced sales volume. Additionally, a change in the mix of products sold negatively impacted gross margin. Gross margin on products sold (product margin) was 57% for the first nine months of 2006 compared to 60% for the same period last year. The lower margin in the first nine months of 2006 was offset by revenue of $1.4 million recognized in the first quarter related to undelivered elements of a multi element contract that had been deferred during 2004 and 2005. During the first nine months of 2006, the customer provided confirmation that no additional elements were required, and we were able to recognize this remaining revenue with no associated cost. The gross margin percentage for services (service margin) was 45% and 50% in the first nine months of 2006 and 2005, respectively. Gross margins for services were primarily impacted by a 15% reduction in revenue while costs were reduced by approximately 6%.
Operating Income (Loss). The operating income (loss) for the first nine months of 2006 and 2005 was primarily a result of changes in gross margin dollars. During the third quarter of 2006 we reorganized our operations as a response to reduced domestic sales while maintaining adequate resources to serve growing international opportunities. This reorganization resulted in one-time costs of approximately $1.3 million in the third quarter of 2006. We expected to generate approximately $8.0 million of operating cost savings on an annual basis from the reorganization.
Income (Loss) from Continuing Operations before Tax. Income (loss) from continuing operations before tax for the first nine months of 2006 was impacted by the changes in gross margin and operating expenses discussed above.
Income (Loss) from Continuing Operations. Income (loss) from continuing operations for the first nine months of 2006 was impacted by the changes discussed above and by provisions for income taxes that relate to international operations. Although the segment’s U.S. operations were profitable in 2005, no income tax provision was recorded due to tax loss carryforwards available in the U.S. that we used to offset taxes payable in such period.
Discontinued Operations. Income from discontinued operations for the first nine months of 2006 included $4.1 million from the release of a reserve for international business taxes as we received clearance for the potential tax liability from the applicable foreign country’s taxing authority during the third quarter of 2006.

Financial Condition and Liquidity
Overview. At September 30, 2006, we had cash, cash equivalents and restricted cash totaling $88.7 million. Restricted cash of $24.5 million at September 30, 2006 consisted primarily of balances held in escrow to fund EDC pension and other debt obligations. Our principal source of liquidity was our $64.2 million cash and cash equivalents balances. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less.
EDC has a senior credit facility with Wachovia Bank consisting of a five-year term loan with an outstanding balance of $41.5 million and a $10.0 million revolving line of credit. At September 30, 2006, no drawings were made against the $10.0 million line of credit that is available as a source of liquidity, if required. Collateral previously pledged to secure this bank debt in the amount of $16.5 million was released on June 21, 2006.
On July 21, 2006 we acquired the shares of Deluxe Global Media Services Blackburn Limited for a purchase price of approximately $5.6 million in cash, including expenses. See detailed information in Note 4 to the Condensed Consolidated Financial Statements.
We expect to use cash and cash equivalents for working capital, investments in capital equipment, and other general corporate purposes, including the expansion and development of our existing products and markets, as well as to fund potential acquisitions.
Operating Activities. Cash used in operating activities was primarily due to changes in operating assets and liabilities offset and cash provided by earnings (net loss adjusted for non-cash items). Significant operating asset and liability activities are described below:
Cash provided by operating activities as of September 30, 2006 included:
o	Cash received from Universal related to the long-term receivable established as part of the EDC acquisition, and

o	Payment of pension and employee savings plan maturities with restricted cash set aside for that purpose.
Cash used in operating activities as of September 30, 2006 included:
o	Increased accounts receivable balances primarily due to increased EDC sales volume due to seasonal production volume, partially offset by Messaging collections and reduced sales volume,

o	Repayment of an advance from Universal for purchase of printed materials,

o	Decreased Messaging deferred revenue resulting from the completion of delivery and installation of prior year invoiced transactions,

o	Payment of the 2005 incentive bonuses, partially offset by an increase in accrued severance costs for messaging employees, and

o	An increase in accrued royalties due to increased production levels for EDC.
Investing Activities. During June 2006, $16.5 million of restricted cash was released under a long-term borrowing agreement.
The Company used $5.6 million to fund the Blackburn acquisition during the third quarter of 2006.
During the nine months ended September 30, 2006, we spent $11.9 million on equipment primarily for EDC’s operations. Additionally, a manufacturing printer utilized by EDC was purchased under a capital lease for approximately $1.1 million. We anticipate that property, plant and equipment purchases related to our continuing operations for the remainder of 2006 will approximate $3.9 million, of which $3.6 million relates to EDC and $0.3 million relates to Messaging.
Financing Activities. During the nine months ended September 30, 2006, we paid to Universal $8.1 million of the deferred purchase price related to the acquisition of EDC. We also remitted payment of pension and employee savings plan maturities using restricted cash set aside for that purpose.
During the nine months ended September 30, 2006, the Company repaid $1.2 million of employee loans under EDC’s German operations government regulated employee savings plan. Proceeds from new loans under the plan were $469,000.
During July 2006, James Caparro, the president and chief executive officer of EDC, contributed $99,000 to EDC to partially fund the Blackburn acquisition.
We received approximately $1.5 million in connection with common stock purchases under the Company’s Employee Stock Purchase Plan and as a result of the exercise of options.
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
Income taxes payable includes $4.5 million at September 30, 2006 for probable and estimable exposure for tax filing positions in various jurisdictions. At September 30, 2006 this amount included $4.0 million of transfer pricing exposure in various foreign jurisdictions related to discontinued operations.

An unrecorded tax loss contingency arose in 2005 related to overhead costs incurred in the U.S. that were allocated to certain foreign subsidiaries. It is possible if such subsidiaries were subjected to an audit, that the tax authorities in these foreign jurisdictions will object to the charges. If we are unsuccessful in defending our position, tax expense could increase by as much as $1.0 million over the amounts currently accrued. We believe that the chance of disallowance is more than remote, but less than likely.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Other than the adoption of SFAS 123R, we believe that there have been no significant changes to such critical accounting policies and estimates during the nine months ended September 30, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to such exposure during the first nine months of 2006.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, due to the existence of the material weakness in the Company’s internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2006. The Company’s Chief Executive Officer and Chief Financial Officer have certified that, to their knowledge, the Company’s consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of the Company for the periods presented.
As discussed in Item 9A of the Company’s 2005 annual report on Form 10-K, in assessing the Company’s internal control over financial reporting as of December 31, 2005, management determined that the Company did not have effective internal control over financial reporting as of December 31, 2005. The Company concluded that its internal controls were ineffective as a result of an identified material weakness in internal controls over revenue recognition for Messaging. The internal control weakness primarily related to insufficient staffing resources with the knowledge, experience and training in the application of generally accepted accounting principles, as applied to revenue recognition for multi-element contracts, and was attributed primarily to staff turnover and changes in responsibilities. As discussed below and disclosed in the Company’s 2005 Annual Report, the Company has initiated certain corrective actions to remediate this material weakness and continued such efforts during the quarter ended September 30, 2006.
As previously disclosed, during the fourth quarter of 2005 and the first two quarters of 2006, the Company hired personnel trained and experienced in the complex accounting areas of revenue recognition and revenue accounting including a divisional controller and a director of financial analysis, made additional training in this complex area mandatory for finance and other key personnel by having members of financial management attend outside revenue recognition training and by hosting internal revenue recognition training for members of financial and nonfinancial departments and enhanced the Company’s revenue recognition policies, procedures and controls. In addition, formal monthly review meetings were established where all revenue arrangements proposed for recognition in that time period were discussed in detail.
During the quarter ended September 30, 2006 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II – OTHER INFORMATION
ITEM 1A, 2, 3, 4 and 5 are inapplicable and have been omitted.
ITEM 1. LEGAL PROCEEDINGS
See Note 14 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company is party and is incorporated herein by reference.
ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenayre Technologies, Inc.
(Registrant)
/s/ Debra Ziola
Debra Ziola
Date: November 8, 2006	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.