Form 10-K
period 2006-12-31
GLENAYRE TECHNOLOGIES INC
filed 2007-03-30
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-15761
GLENAYRE TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0085742

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 8th Avenue, 23rd FL, New York, New York	10019

(Address of principal executive offices)	(Zip Code)
(212) 333-8400

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.02 par value Rights to Purchase Series A Junior Participating Preferred Stock, $0.01 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Title of Class
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
Large accelerated filer ☐    Accelerated filer ☑   Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2006, was approximately $182 million. The number of shares of the Registrants’ common stock outstanding on March 28, 2007 was 69,548,782.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Location of Form
Proxy Statement for 2006 Annual Meeting of Stockholders	Part III

Glenayre Technologies, Inc. and Subsidiaries

EXPLANATORY NOTE
In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of stockholders’ equity for the years ended December 31, 2005 and 2004.
This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Part I, Item 6 for the years ended December 31, 2003, and 2002.
We have not amended, and we do not intend to amend, any of our previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.
Following shareholder derivative claims filed against Glenayre Technologies, Inc. (the “Company”) described elsewhere in this Form 10-K, the Company’s Board of Directors appointed a Special Litigation Committee (the “SLC”), consisting of independent directors, to investigate the claims asserted and matters raised in the derivative actions. In conducting such investigation, the SLC evaluated the claims and determined whether the Company’s practices with respect to the granting of stock options since 1993 have been in compliance with the Company’s plans and policies and applicable law. The SLC engaged independent legal counsel and an independent accounting advisor to assist counsel by providing forensic accounting assistance in connection with the SLC’s investigation.
As part of its investigation, the SLC conducted numerous interviews, including interviews of the named defendants in the derivative actions, certain current and former directors of the Company, certain current and former executive officers, and former Glenayre personnel involved in the administration of options. The SLC also reviewed over 82,000 hard copy documents, available emails and electronic documents, including the Company’s SEC filings, corporate minutes, finance files (including all stock option agreements) and human resource files from January 1993 through December 2002. The SLC reviewed every option grant made and option agreement executed during that period of time (over 180 separate grant dates and 3,000 separate option agreements) and confirmed that the dates, prices and share amounts matched. The SLC further examined all 51 grants made to directors or officers of the Company during the period 1993 through 2004 in greater depth to determine whether the Company had used the proper measurement dates in accounting for those grants.
The SLC completed its investigation on February 27, 2007 and, with one possible exception concerning the May 31, 2000 option grant, the SLC did not identify evidence of backdating of options, spring-loading (awarding grants before the release of positive material information), or bullet-dodging (awarding grants after the release of materially damaging information). The investigation did, however, reveal a series of administrative issues that, in 14 of the 51 grants to executives and directors from 1993 through 2003, had potential accounting implications as a result of the recording of improper option grant dates. With regard to all of these grants, including the May 31, 2000 grant, the SLC has concluded that there is no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants.
Based on the findings of the SLC and our internal review, we identified a number of occasions related to the 14 grants on which we used an incorrect measurement date for financial accounting and reporting purposes or applied incorrect accounting to modified grants. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees (APB 25),” and related interpretations, with respect to the period from January 1, 1993 through December 31, 2003, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. The errors identified in applying APB 25 include the following:
Improper Measurement Dates for Stock Option Grant
In connection with the Company’s May 31, 2000 stock option grant to certain employees the exercise price was not set in accordance with APB 25. The exercise price was set as of May 31, 2000 based on a subsequently executed written consent relating to the grant stating an effective date of May 31, 2000. May 31, 2000 was originally selected as the measurement date because it was consistent with the Company’s policy of batching certain types of option grants during a month and approving them all at month end. However, after further review of the facts and circumstances surrounding the grant, the Company believes that the required Board committee approval of the grant most likely did not occur until June 2, 2000, the date on which the Board’s Plan Administration Committee met relative to this grant. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $806,000 recognized over the applicable vesting periods.
In addition, with respect to the May 31, 2000 grant, the former CEO and a former employee of the Company were added to the stock option recipient list subsequent to the original grant date. After further review of the facts and circumstances surrounding the grants to these individuals, the Company believes that the final decisions with respect to the grants most likely did not occur until June 16, 2000 and therefore the measurement date for such options was subsequent to the original grant date. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $288,000 recognized over the applicable vesting periods.
Cancellation of Stock Option Grants
In addition to the measurement date issues identified above relative to the May 31, 2000 grant, 18 employees were removed from the stock option recipient list subsequent to the original grant date and, after further review of the facts and circumstances relating to their removal, the Company determined that such cancellations were not appropriately reflected in the Company’s financial statements. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $60,000 recognized as of the date of the respective cancellations in June 2000.
Improper Measurement Date for New Hire Grant
In connection with the Company’s new employee stock option grant to a former CFO in 2000, such grant was awarded on the date the employment agreement was signed, which was three days prior to the actual start date with the Company. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $130,000 recognized over the applicable vesting periods.
The SLC and management also identified one new employee stock option grant in 1993 to a former CFO with an improper measurement date because the grant was awarded on the date the employment agreement was signed, which was four days prior to the actual start date. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $53,000 recognized over the applicable vesting period.
Improper Measurement Dates for Director Anniversary Grants
The Company’s 1996 Stock Option Plan provides that certain directors are to receive a stock option award on each successive three-year anniversary from the date such director was initially elected. In connection with the Company’s stock option grants to two directors for their six-year anniversary in 2003, in each case, such grant was made two days prior to the director’s actual anniversary date due to an administrative error in determining the actual six-year anniversary date. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $13,000 recognized immediately as the grants were fully vested upon grant.
Management and the Company’s Audit Committee have determined that the non-cash stock-based compensation expense for the items discussed above was material to certain of the Company’s previously filed financial statements. Accordingly, on February 28, 2007, the Company determined that it was appropriate to restate its previously issued financial statements to reflect additional non-cash charges for stock-based compensation expense. As a result of the above, the Company has recorded additional non-cash stock-based compensation expense of approximately $1.4 million on stock option grants primarily related to fiscal years 2000 through 2003.

The incremental stock-based compensation charge of approximately $1.4 million recorded by the Company resulted in no deferred income tax benefits as the Company maintained a full valuation allowance against its domestic deferred tax assets since 2001.
The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense
1993	$44
1994	9
2000	807
2001	311
2002	130
2003	49

Total	$1,350

The determination by the SLC and management of the appropriate measurement dates for the stock option grants was based upon the best available information, as described above. However, because of the existence of incomplete documentation on certain of the 51 grants, where the stock option grant was approved pursuant to a unanimous written consent, but there was inconclusive additional evidence confirming the actual date of the consent, we have performed a sensitivity analysis on those grants where the selection of an alternative measurement date could have resulted in a compensation charge. When looking forward up to two weeks from the date of the unanimous written consent and applying the highest stock price during that period as the measurement date, the additional non-cash stock-based compensation charge would be approximately $1.5 million, with over $1.3 million of the charge falling in the periods 1996 through 1999. Two weeks represents longer than what is believed to be the longest period of time between the date on a unanimous written consent and the date such consent would have been fully executed.
For additional information regarding the restatement, see Note 2, “Restatement of Consolidated Financial Statements,” to the consolidated financial statements, Part I, Item 3, “Legal Proceedings,” Part I, Item 6, “Selected Financial Data,” and Part II, Item 9A, “Controls and Procedures.”

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
Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” below. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements.
PART I
ITEM 1. BUSINESS
Overview
Glenayre Technologies, Inc. was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices are located in New York City at 825 8th Avenue, New York, New York, 10019. The Company’s telephone number for investor relations is (212) 333-8400. In this Form 10-K, the terms “we,” “us,” “our” and “Glenayre” each refer to Glenayre Technologies, Inc. and its wholly-owned and controlled majority owned subsidiaries unless the context requires otherwise.
In past periods, including during fiscal year 2006, we had two reportable business segments: Entertainment Distribution Company (“EDC”) and Glenayre Messaging (“Messaging”). On December 31, 2006, we sold substantially all of the assets comprising the Messaging business. All prior period information has been restated to present the operations of this segment as discontinued operations.
EDC, our only continuing segment, is an industry leader in providing pre-recorded products and distribution services to the entertainment industry with operations serving the United States (“U.S.”), central Europe and the United Kingdom (“UK”). EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) in May 2005. As part of the transaction, we entered into supply agreements with Universal with initial terms of 10 years under which we became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing and distribution requirements for the U.S. and central Europe.
In July 2006, EDC’s presence in the European market was expanded when we acquired a CD manufacturing operation in Blackburn, UK (“Blackburn”). Blackburn is the largest CD replicator in the UK. Its customer base includes Universal Music Group, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. This acquisition also allowed EDC to secure all of Universal’s UK CD manufacturing business, a portion of which was scheduled to revert to EDC in 2007 as part of EDC’s international supply agreement with Universal.
Together these two acquisitions comprise EDC’s operations. The results of our U.S., central European and UK operations have been included in the consolidated financial statements since their applicable acquisition dates.
Evolving retail trends have caused entertainment content owners to seek out opportunities to lower their costs and to shorten their supply chain. Our core competencies are CD and DVD replication and logistical service, and we are well positioned to participate in this supply chain evolution. As an independent service provider, with the world’s largest music company as its primary customer, EDC will pursue opportunities to increase revenue by providing a wide range of physical, as well as digital, manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers and the acquisition of physical assets from competitors. In evaluating acquisition opportunities and expansion of existing operations, we will consider the continued downward pressure on pre-recorded entertainment product pricing and the strong interest from the third party market for CD and DVD production and distribution services. We will also focus on implementing various strategic operational initiatives to increase capabilities and capacity and reduce costs over time.
Products
EDC’s products include pre-recorded multimedia products including CDs, DVDs, jewel boxes and trays for the entertainment industry. We expect that file sharing and downloading, both legal and illegal, will continue to exert downward pressure on the demand for CDs. However, the CD is, and in the foreseeable future is expected to remain, the standard format for the music industry. Although piracy and illegal downloading of music through web sites have caused CD volumes to decline in prior years, we believe that recent actions taken by entertainment content owners have been successful in reducing these illegal activities.
As current technologies and delivery systems improve, the digital transfer and downloading of video files will likely become more widespread. As the speed and quality with which video files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDs. However, we believe the DVD format will continue to be a growth product in the industry. EDC is evaluating various initiatives to enter the digital distribution supply chain. It is uncertain if EDC will be successful in its efforts in digital.
Professional Services
EDC offers an array of professional services including:
Distribution Services: product delivery to mass merchants’ regional distribution centers and wholesalers, and when timing is crucial, we provide direct to retail distribution. With one German and three U.S. distribution centers, EDC is well positioned to deliver pre-recorded products throughout North America, Europe and the rest of the world. The services provided are an integral part of EDC’s customers’ supply chain.
Printed Components and Packaging Services: purchase of printed components and assembly of shelf ready packages.
Value Added Services: custodial responsibilities for inventory storage and control, returns processing, fulfillment of promotional product, retail price stickering, product quality evaluations, logistics advice, claims administration and data interfaces.
Markets, Sales and Marketing
EDC provides CD and DVD manufacturing and distribution services to entertainment content providers in the U.S. and central Europe and manufacturing services in the UK. EDC’s major customers are Universal Music Group, BMG Record Club, Universal Vivendi Intellectual Property, Universal Pictures International-Germany, Demon Music Group, Sanctuary Records Group and Warner Music Group. Universal Music Group comprised approximately 87% and 91% of EDC’s 2006 and 2005 revenues, respectively.
In addition to its direct sales force located in the United States, EDC has sales personnel in Hanover, Germany and Blackburn, UK.
Competition
EDC’s competitors include subsidiaries of media conglomerates that produce content while others, like EDC, are purely manufacturers and/or distributors. Our competitors include:
Manufacturing: AMI, Crest National, Disc Makers, Expedia Media, MPO, VDC, DocData and Optical Entertainment Media.

Distribution: Ditan, Handleman, Entertainment One, Source Interlink, Arvato, Alliance, Ingram, VPD, Baker & Taylor and Navarre.
Manufacturing and Distribution: Cinram, JVC America, Sonopress, Sony DADC/Sony Entertainment Distribution, Technicolor, Optical Disc Service and Media Motion.
Competition in the pre-recorded multimedia industry is intense and winning new customers, as well as maintaining existing customers, is based on a combination of price, capacity, reliability and the level of service and support. We believe that our competency in providing complete end-to-end manufacturing and distribution supply chain services differentiates us from many of our competitors.
Service and Support
EDC is an integral part of our customers’ supply chain, managing and delivering products to mass merchant regional distribution centers and wholesalers and when timing is crucial providing direct retail distribution. EDC coordinates the printed material and packaging functions and ships shelf ready packages world wide on demand. EDC generally does not own finished goods inventory. It provides custodial responsibilities for inventory management, and storage of finished goods and component parts, product quality evaluations, logistics advice, claims administration and data interfaces for its customers.
Customers
Universal: EDC’s manufacturing and distribution agreements with Universal accounted for approximately 87% and 91% of its 2006 and 2005 revenues, respectively. EDC plans, manages and monitors the use of resources based on regular forecasts provided by Universal. Because EDC is dependent on Universal for a significant amount of its revenues, if market or other factors cause Universal to cancel, reduce or postpone current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected.
Third-Party: With the Blackburn acquisition in July 2006, we added several major third-party customers in the UK market including Demon Music Group, Sanctuary Records Group and Warner Music Group. In 2006, we added several independents to our third-party customer base. Third-party customers accounted for approximately 13% and 9% of our 2006 and 2005 revenues, respectively. We have a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting new third party customers in the music, video and games markets.
International Sales
EDC’s international sales which originate primarily in Germany and the UK, are denominated in Euros and British pounds, respectively, and accounted for approximately 60% and 50% of EDC’s total revenues in 2006 and 2005, respectively. See Note 20 to the consolidated financial statements for information concerning revenues and long-lived assets by geographic area.
Operations
Manufacturing: EDC currently manufactures its products for the U.S. market at our facility in Grover, North Carolina, for the central European market at our facility in Hanover, Germany and for the UK market at our facility in Blackburn, UK. We own the facility in Grover, have an option to purchase the Hanover facility, which we currently lease from Universal, and lease the Blackburn facility. We believe that these facilities are adequate for our current manufacturing needs.
Distribution: EDC distributes products for the U.S. market at our main distribution facility in Fishers, Indiana and two satellite distribution facilities in Reno, Nevada and Wilkes-Barre, Pennsylvania and for the central European market at our facility in Hanover, Germany. The Hanover, Germany facility is a combined manufacturing and distribution facility. All the facilities are leased and we have an option to purchase the Hanover facility, which we currently lease from Universal.
We believe in setting high standards of quality throughout all of our operations. The Hanover, Germany facility and the Grover, North Carolina manufacturing facility are registered ISO 9001:2000 international standard for quality assurance and ISO 14001 for environmental management. During 2006, the U.S. distribution operations became

ISO 9001:2000 compliant. We believe that adhering to the stringent ISO 9001 and 14001 procedures not only creates efficiency in operations, but also positions EDC to meet the exacting standards required by its customers.
EDC is also a member of the International Recording Media Association (IRMA) and fully supports and complies with the worldwide IRMA Anti-Piracy program. This compliance program ensures that EDC only provides services to those intellectual property owners who have certified and documented ownership and proper use of content, thus ensuring the legitimacy of customer products.
Raw Materials and Components
EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs. EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene (accounting for approximately 6% of total cost of sales), polycarbonate (accounting for approximately 8% of total cost of sales) and any jewel boxes and trays, not internally manufactured, (accounting for approximately 7% of total cost of sales) from several suppliers. In the UK, we purchase polycarbonate (accounting for approximately 16% of total cost of sales) and jewel boxes and trays (accounting for approximately 33% of total cost of sales), which are not manufactured by EDC, from several suppliers. In the U.S., we purchase polycarbonate (accounting for approximately 10% of total cost of sales) and jewel boxes and trays (accounting for approximately 22% of total cost of sales), which are not manufactured by EDC, from several suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver its product to EDC. In mid-January 2006, one of our U.S. suppliers of jewel boxes in North Carolina filed for bankruptcy and closed manufacturing operations. EDC continued to purchase their remaining inventory until the end of January of 2006. The loss of this major vendor has resulted in an increase in EDC’s purchases from one of the other suppliers.
Proprietary Technology
EDC has non-exclusive CD replication licensing agreements with a member of the Philips Group of Companies and with Discovision Associates and non-exclusive DVD replication licensing agreements with MPEGLA, the 3-C and AC-3 Groups (both administered by Philips Electronics), the 6-C Group (administered by Toshiba Corporation) and Discovision Associates.
Registered Trademarks
Our trademarks and service marks are also valued corporate assets. We protect our most important marks through registrations in the United States and various foreign countries. We are in the process of registering “EDC” and “SIDEBURST” as trademarks.
Government Regulation
Our manufacturing and distribution operations are subject to a range of federal, state, local and international laws and regulations relating to the environment. These include laws and regulations that govern discharges into the air, water and landfills and the handling and disposal of hazardous substances and wastes. We do not anticipate any material effect on our capital expenditures, earnings or competitive position due to compliance with government regulations involving environmental matters.
Seasonality
EDC typically manufactures and distributes approximately 55% to 60% of its annual demand by volume in the second half of the calendar year due to seasonality in the entertainment business. Variability is also experienced on a quarterly basis with the lowest demand typically being experienced in the first calendar quarter and with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is influenced by our customers’ product release schedule.
Backlog
EDC’s customers order products and services only as they are needed, therefore we do not maintain any significant backlog.

Employees
At December 31, 2006, we employed approximately 2,200 persons. In Germany, approximately 43% of our workforce of approximately 900 employees are represented by a worker council. However, collective bargaining agreements negotiated by the worker council cover all non-exempt staff. Exempt staff represents approximately 4% of the total employees. In the UK, approximately 70% of our workforce of over 350 employees is unionized and subject to collective bargaining agreements. In the United States, approximately 27% of our workforce of over 900 employees is unionized and subject to collective bargaining agreements. The collective bargaining agreements in the UK and U.S. expire in 2007. Contract negotiations at both locations are expected to begin in the first quarter of 2007. We believe employee relations are good.
SEC Filings
We make available all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through our Internet website at www.glenayre.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s Internet website at www.sec.gov.
Our code of ethics is posted on our Internet website at www.glenayre.com. You can also receive a copy free of charge by sending an email request to investor.relations@glenayre.com or by sending a written request to our offices at 825 8th Avenue, 23rd Floor, New York, NY 10019, Attention: Investor Relations.
ITEM 1A. RISK FACTORS
Our prospects are subject to certain risks and uncertainties including the following.
Derivative Litigation and Investigation of Past Stock Option Practice
As disclosed elsewhere in this report, the Company, through a Special Litigation Committee (SLC) of the Board of Directors conducted an investigation of certain stock option grant practices and claims alleged in the shareholder derivative actions discussed in Part I, Item 3, “Legal Proceedings.” The Company is restating certain prior period financial statements based on the results of this investigation. See the Explanatory Note immediately preceding Part I of this 10-K and Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements.
The internal investigation, litigation and related matters have required us to incur substantial legal, accounting, tax and other professional fees, have diverted management’s attention from our business, could continue to do so and could in the future harm our business, financial condition, results of operations and cash flows. Our past stock option practice and the restatement of prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages, fines or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
While we believe we have made appropriate judgments in determining the appropriate adjustments to and restatements of the applicable financial statements, the SEC may disagree with the manner in which we have accounted for and reported the financial impact of such changes. Accordingly there is a risk that we may have to further restate our prior financial statements, amend prior filings, or take other actions not currently contemplated.
Potential Intellectual Property Infringement Claims from Third Parties
The industry in which EDC competes has many participants who own, or who claim to own, intellectual property for certain of the manufacturing processes we employ, the products we produce or the content produced by our customers. We pay licensing fees to certain third parties who claim to own the rights to intellectual property that we employ in our manufacturing processes or products. It is not possible to determine with certainty whether these or any other existing third party patents or the issuance of any new third party patents may require us to alter, or obtain licenses relating to our processes or products. There is no assurance that we would be able to obtain any such licenses on favorable terms and obtaining and paying royalties on new licenses might materially increase our costs. New multimedia formats will likely require us to obtain additional licenses.
Any intellectual property infringement claims asserted by a third party against us could be time-consuming and costly to defend, divert management’s attention and resources, cause product and service delays, or require us to pay damages to or enter into licensing agreements with third party claimants. An adverse decision in an infringement claim asserted against us could result in our being prohibited from using such technology, as licensing arrangements may not be available on commercially reasonable terms. Our inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.
The messaging business, substantially all of the assets of which were sold on December 31, 2006, is subject to certain infringement claims. See Note 19 to the consolidated financial statements and Part I, Item 3 “Legal Proceedings.”
Internal Controls and Procedures
As disclosed in the Company’s 2005 Annual Report on Form 10-K, and in its Quarterly Reports on Form 10-Q for each of the first three quarters of 2006, management’s assessment of the Company’s internal controls over financial reporting identified a material weakness in the Company’s internal control over financial reporting (as of December 31, 2005) and ineffective disclosure controls and procedures (as of December 31, 2005 and as of the end of the first three quarters of 2006) related to revenue recognition in the Messaging business. During the year ended December 31, 2006, the Company implemented certain corrective actions to address the material weakness identified above. This resulted in improvements in the Company’s internal control over financial reporting, including the successful remediation of the material weakness. Additionally, on December 31, 2006, the Company sold substantially all of the assets comprising the Messaging business. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations. Therefore, even effective internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to maintain adequate internal control over financial reporting or disclosure controls and procedures could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. If we discover a material weakness in the future, we may not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, our business and operating results could be harmed.
Litigation
We are party to certain legal proceedings as described in Note 19 to the consolidated financial statements and Part I, Item 3 “Legal Proceedings.” In addition to such legal proceedings, we are from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of such matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of such actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Potential Acquisitions and Strategic Investments
We intend to continue making significant investments and to examine opportunities for growth through acquisitions and strategic investments. The impact of these decisions on future financial results cannot be predicted with certainty, and our commitment to growth may increase our vulnerability to downturns in our markets, technology changes and shifts in competitive conditions.
We have made, and in the future, may make, strategic investments in other companies. These investments have been made in, and future investments could likely be made in, immature businesses with unproven track records and technologies. Such investments have a high degree of risk, with the possibility that we may lose our entire investment. We may not be able to identify suitable investment candidates and may not be able to make investments on acceptable terms. In addition, we may not gain strategic benefits from those investments.

Senior Secured Credit Facility
EDC’s Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) our ability to pay dividends or make acquisitions outside its current industries; (iii) EDC’s ability to make any payments to us in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC and subsidiaries leverage, minimum interest coverage and maximum senior secured leverage as defined therein. EDC’s ability to comply with these financial covenants is dependent on its future performance, which is subject to prevailing economic conditions and other factors that are beyond our control. Our failure to comply with any of these restrictions in the Senior Secured Credit Facility may result in an event of default, which, if not cured or waived, would allow the lenders to accelerate the payment of the loans and/or terminate the commitments to lend or forclose on collateral in addition to other legal remedies.
Environmental Laws and Regulations
Our manufacturing and distribution operations are subject to environmental laws and requirements that may impose material costs or liabilities on us. Our facilities are subject to a range of federal, state, local and international laws and regulations relating to the environment. These include laws and regulations that govern discharges into the air, water and landfills and the handling and disposal of hazardous substances and wastes. Compliance with existing and future environmental laws and regulations and enforcement policies may require us to incur capital and other costs, which may materially adversely affect future financial conditions. Such costs, or related third-party personal injury or property damage claims, could have a material adverse affect on our business, results of operations or financial condition.
Ability to Attract and Retain Key Personnel
Our continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that we will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse affect on our business, results of operations or financial condition.
Volatility of Stock Price
The market price of our common stock is volatile. The market price of our common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products, developments in relationships with our customers, strategic alliances and partnerships, potential acquisitions and strategic investments, technological advances by existing and new competitors, general market conditions in our industries and changes in government regulations.
Competition
Some of our competitors have substantially greater financial, technical, marketing and distribution resources than us and we may be unable to successfully compete with these competitors. In addition, competitive pricing pressures may have an adverse effect on our profits margins in the future.
Variability of Quarterly Results and Dependence on Key Customers
Our manufacturing and distribution agreements with Universal accounted for approximately 87% and 91% of our 2006 and 2005 revenues, respectively. If market or other factors cause Universal to cancel, reduce or postpone current or expected purchase commitments for our products, our operating results and financial condition may be adversely affected. We have a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting new third party customers in the music, video and games markets. Our efforts to expand business with parties other than Universal may not succeed, and as a result, we may not be able to significantly reduce our dependence on Universal.
Under our agreements with Universal, we are required to deliver substantial volumes of products meeting stringent requirements. Our failure to successfully manage the production or supply of our products, including the failure to meet scheduled production and delivery deadlines, or the failure of our products to meet required quality standards, could materially adversely affect our business, operating results and financial condition.
Our production levels, revenue and cash flows are largely affected by our customers’ product release schedule. The release schedule is dependent on a variety of factors such as consumer demand and the availability of marketable content. Our results of operations and cash flows in any period can be materially affected by the timing of product releases by our customers, which may result in significant fluctuations from period to period. In addition, the entertainment business is seasonal and, as such, we typically manufacture and distribute approximately 55% to 60% of our annual demand by volume in the second half of the calendar year. Typically the lowest demand is experienced in the first calendar quarter with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is also influenced by Universal’s new product release schedule.
International Business Risks
International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations. Accordingly, we may seek to mitigate our currency exchange fluctuation risk by entering into currency hedging transactions. We also mitigate certain risks associated with international transactions through the use of letters of credit. However, there can be no assurance that these efforts will successfully limit the risks associated with these international transactions.
Sensitivity to Economic Trends and Consumer Preferences
Our financial performance depends on consumer demand for our customers’ products. Substantially all of the purchases of the pre-recorded media products sold by our customers are discretionary. Accordingly, weak economic conditions or outlook or varying consumer confidence could significantly reduce consumption in any of our customers’ major markets thereby causing material declines in our sales and net earnings. In addition, because of the discretionary nature of their products, our customers must continually compete for the public’s leisure time and disposable income with other forms of entertainment, including legal and illegal downloading of content, box office movies, sporting events, concerts, live theatre and restaurants. As a result of this competition, demand for our customers’ products could be reduced and our sales volumes and gross profit margins could be adversely affected.
Increased Costs or Shortages of Raw Materials or Energy
We purchase significant quantities of plastics (e.g., polystyrene and polycarbonate), the key raw materials used in the production of DVDs, CDs, jewel cases and trays. The availability and price of these materials may be influenced by a number of different factors, many of which are beyond our control, including weather, transportation, increased demand, production delays and the price of oil. The costs of these raw materials are passed through to Universal. The processes at our manufacturing and distribution facilities are energy-intensive. Therefore, increases in energy costs would adversely affect our gross margins and results of operations.
Advances in Technology, Efforts to Add Services and Changes in Customer Demands
Changes in the technology employed by the pre-recorded media industry and the emergence of the future generations of multimedia products, such as Blu-ray discs or HD-DVD, may require us to extensively upgrade or alter our manufacturing processes and production facilities in order to offer the most up-to-date product variations. As the demands and requirements of our customers shift, we will need to modify the products and services offered to retain these customers. The costs associated with adapting our operations to these requirements will likely be significant. The initiatives we are pursuing to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers will also require us to incur costs, which may be significant. However, there can be no assurance that these initiatives will succeed in significantly increasing our revenues. If we are unable to obtain the resources necessary to fund product expansion and new technology development or to increase revenues by adding to the types of manufacturing, distribution and value added services we provide to our customers, we may not be able to successfully implement our business strategies and our market share, gross profit margins and results of operations could be adversely affected.
Development of Digital Distribution Alternatives; Including Copying and Distribution of Music and Video Files
Our business is dependent on the continued viability and growth of physical distribution of music and video through authorized pre-recorded media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music may erode our volume of sales and the pricing of our products and services. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music and video files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, CD and DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. We expect that file sharing and downloading, both legally and illegally, will continue to exert downward pressure on the demand for CDs. As current technologies and delivery systems improve, the digital transfer and downloading of video files will likely become more widespread. As the speed and quality with which video files can be transferred and downloaded improves, file sharing and downloading may in the future exert significant downward pressure on the demand for DVDs. In addition, our business faces pressure from the emerging distribution alternatives, like video on demand (“VOD”) and personal digital video recorders. As substantially all of our revenues are derived from the sale of CDs and DVDs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect our business, financial condition and results of operations.
Concentration of Suppliers
EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs. EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene (accounting for approximately 6% of total cost of sales), polycarbonate (accounting for approximately 8% of total cost of sales) and any jewel boxes and trays, not internally manufactured, (accounting for approximately 7% of total cost of sales) from several suppliers. In the UK, we purchase polycarbonate (accounting for approximately 16% of total cost of sales) and jewel boxes and trays (accounting for approximately 33% of total cost of sales), which are not manufactured by EDC, from several suppliers. In the U.S., we purchase polycarbonate (accounting for approximately 10% of total cost of sales) and jewel boxes and trays (accounting for approximately 22% of total cost of sales), which are not manufactured by EDC, from several suppliers.
These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver their product to EDC which could materially adversely affect our business, financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES
The following table sets forth certain information regarding our principal facilities used in its continuing operations:

	Size	Owned Or	Lease
Location	(Square Feet)	Leased	Expiration Date	Used

Blackburn, England	148,869	Leased	2017	Manufacturing facility and offices for EDC UK information services, finance and accounting.
Grover, North Carolina	356,000	Owned	N/A	Manufacturing facility and administrative offices for EDC U.S. manufacturing operations.
Fishers, Indiana	648,000	Leased	2012	Full stocking warehouse and distribution center, offices for EDC U.S. information services, and corporate accounting and finance.
Reno, Nevada	100,000	Leased	2010	EDC product warehouse and distribution center.
Wilkes-Barre, Pennsylvania	60,000	Leased	2010	EDC product warehouse and distribution center.
New York, New York	5,300	Leased	2007	EDC Headquarters
Hanover, Germany	738,000	Leased	2015	Manufacturing facility and full stocking warehouse and distribution center and offices for EDC central Europe information services, finance and accounting.
In addition to our principal facilities listed above, we have leased facilities for certain of our international sales offices associated with discontinued operations which are in various stages of disposition or closing.
ITEM 3. LEGAL PROCEEDINGS
In addition to the legal proceedings discussed below, we are, from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of these matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse affect on our financial position or results of our future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
EDC is currently not party to any material legal proceedings.
Shareholder Derivative Actions – On September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. On December 4, 2006, Gusinsky filed an amended complaint, and on January 22, 2007 Gusinsky filed a corrected amended complaint. The amended complaint, purportedly on behalf of the Company, alleges that the defendants breached their fiduciary duties by improperly backdating the grant of stock options between December 1994 and October 2002 and disseminating financial statements and proxy materials in violation of the securities laws and generally accepted accounting principles as a result of such allegedly improper grants. The corrected amended complaint further alleges that certain individual defendants concealed the alleged misconduct and were unjustly enriched as a result of their receipt and retention of the subject stock option grants. The plaintiff seeks to obtain, on behalf of the Company, an accounting, damages against all of the named individual defendants, disgorgement of all options and the proceeds thereof by those defendants who were recipients of the allegedly backdated options, and attorneys’ fees and costs. The plaintiff also seeks to have any stock option contract entered into between the Company and those defendants who were the recipients of the allegedly backdated options rescinded, and all executory contracts cancelled and declared void.
Following the Gusinsky Action, the Company’s Board of Directors established a Special Litigation Committee (SLC) of the Board to conduct a full investigation of the claims asserted in the action. The SLC engaged independent legal counsel and an independent accounting advisor to assist counsel by providing forensic accounting assistance in connection with the SLC’s investigation. The SLC expanded the scope of its review and examined all 51 grants made to directors or officers of the Company during the period 1993 through 2004 in greater depth to determine whether the Company had used the proper measurement dates in accounting for those grants. On January 26, 2007 and February 7, 2007, two additional, derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C.

Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions are identical to each other, and assert the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws relating to those grants. The SLC expanded the scope of its review to include the claims asserted in Subsequent Actions.
As disclosed in the Explanatory Note immediately preceding Part I of this Form 10-K, the SLC completed its investigation on February 27, 2007 and, with one possible exception concerning the May 31, 2000 option grant, the SLC did not identify evidence of backdating of options, spring-loading (awarding grants before the release of positive material information), or bullet-dodging (awarding grants after the release of materially damaging information). The investigation did, however, reveal a series of administrative issues that, in 14 of the 51 grants to executives and directors from 1993 through 2003, had potential accounting implications as a result of the recording of improper option grant dates. With regard to all of these grants, including the May 31, 2000 grant, the SLC has concluded that there is no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants.
Management and the Company’s Audit Committee have determined that the non-cash stock-based compensation expense for certain stock option grants was material to certain of the Company’s previously filed financial statements. Accordingly, on February 28, 2007 the Company determined that it is appropriate to restate its previously issued financial statements for the fiscal years ended 1993, 1994, 2000, 2001, 2002 and 2003 to reflect additional non-cash charges for stock-based compensation expense. For additional information regarding the restatement, see the Explanatory Note immediately preceding Part I of this 10-K and Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements.
The Company has obtained an extension of time until March 29, 2007 to respond or move with respect to the corrected amended complaint filed in the Gusinsky Action, and currently has at least until April 1, 2007 and April 8, 2007, respectively, to respond or move with respect to the complaints filed in the Subsequent Actions.
Discontinued Operations:
In connection with the licensing of our former Messaging division’s software products, our standard purchase and license agreements typically required us to defend and indemnify our customers against claims that our licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, we agreed to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. In connection with the sale of substantially all of the assets comprising the Messaging business, the purchaser has assumed these purchase and license agreements and the associated indemnification obligations. In addition, as part of the sale of Messaging, the purchaser has agreed to indemnify us against any losses incurred by us arising out of or resulting from the indemnification obligations included in such purchase and license agreements.
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
On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson filed an appeal with respect to this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. On April 11, 2006, the appellate court ruled on the appeal in our favor, affirming the trial court’s ruling of June 29, 2004 and dismissing Jackson’s claim for a second trial on other issues. On April 25, 2006, Jackson filed a request for rehearing en banc with the appellate court that was subsequently denied. Since that time, Jackson filed a petition for writ of certiorari to the Supreme Court of the United States seeking further appellate review of the decision. We filed a responsive brief in opposition to the Jackson petition on

October 10, 2006. On November 13, 2006, the Supreme Court issued an order denying Jackson’s petition for writ of certiorari and this matter is now closed.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Market under the symbol “GEMS.” The table below sets forth the inter-day high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2006
First Quarter	$5.25	$3.17
Second Quarter	$6.02	$2.21
Third Quarter	$2.80	$2.00
Fourth Quarter	$2.69	$2.15
Year Ended December 31, 2005
First Quarter	$2.59	$1.71
Second Quarter	$4.09	$1.74
Third Quarter	$4.44	$3.12
Fourth Quarter	$3.85	$2.90
At March 28, 2007 there were approximately 1,604 holders of record of our common stock.
The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance the development and expansion of our business.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed “soliciting material,” or to be “filed” with the SEC nor shall such information be incorporated by reference in any filing of the Company under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return on $100 invested on December 31, 2001 in each of the Company’s Common Stock, the NASDAQ U.S. Composite Index and the S&P 500 Movies & Entertainment Index at the end of each fiscal year through 2006. The returns are calculated assuming the reinvestment of dividends. The

Company has not paid any cash dividends during the period covered by the graph below. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06

GLENAYRE TECHNOLOGIES INC	100	69.94	165.03	133.74	199.39	157.06
NASDAQ U.S INDEX	100	69.13	103.36	112.49	114.88	126.22
S&P500 MOVIES & ENTERTAINMENT INDEX	100	62.41	78.93	79.78	70.47	90.38
Equity Compensation Plan Information
The following table provides information as of December, 2006 with respect to our shares of common stock that may be issued under our existing equity compensation plan, which has been approved by our stockholders:

EQUITY COMPENSATION PLAN INFORMATION
Number of Common Shares
	Number of		Remaining Available for Future
	Common	Weighted	Issuance Under Equity
	Shares to be Issued	Average Exercise	Compensation
	Upon Exercise of	Price of	Plans (Excluding Common
	Outstanding	Outstanding	Shares
Plan Category	Options	Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plan approved by stockholders	4,970,578	$3.36	6,180,420
ITEM 6. SELECTED FINANCIAL DATA
In past periods, including during fiscal year 2006, we had two reportable business segments: Entertainment Distribution Company (“EDC”) and Glenayre Messaging (“Messaging”). On December 31, 2006, we sold substantially all of the assets comprising the Messaging business. As a result, all prior period information has been restated to present the operations of this segment as discontinued operations.
The Selected Consolidated Financial Data presented below as of and for the years ended December 31, 2003 and 2002 set forth below have been restated as set forth in this Form 10-K and as more fully described in Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements, but such restated data has not been audited and is derived from the Company’s books and records. The Selected Consolidated Financial Data presented below for each of the three years in the period ended December 31, 2006 has been derived from our audited consolidated financial statements.
We have not amended any and we do not intend to amend any of our previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.
The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis-Financial Condition and Results of Operations” and the consolidated financial statements and Notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2006 (1)	2005 (2)	2004	2003			2002 (3)
				As			As
				Previously	Adjust-	As	Previously	Adjust-	As
				Reported	ments	Restated (4)	Reported	ments	Restated (4)
				(In thousands, except per share data)
Operating Data (5):
Total revenues	$348,528	$189,588	$—	$—	$—	$—	$—	$—	$—
Income (loss) from continuing operations	(1,550)	1,785	(4,277)	(3,425)	—	(3,425)	(2,527)	—	(2,527)
Discontinued operations	(8,220)	6,190	8,796	5,058	(49)	5,009	(5,223)	(130)	(5,353)
Gain on sale of Messaging business	6,127	—	—	—	—	—	—	—	—
Extraordinary Gain	7,668	—	—	—	—	—	—	—	—
Net income (loss)	4,025	7,975	4,519	1,633	(49)	1,584	(7,750)	(130)	(7,880)
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	(0.02)	0.03	(0.06)	(0.05)	—	(0.05)	(0.04)	—	(0.04)
Discontinued operations	(0.12)	0.09	0.13	0.08	—	0.08	(0.08)	—	(0.08)
Gain on sale of Messaging business	0.09	—	—	—	—	—	—	—	—
Extraordinary Gain	0.11	—	—	—	—	—	—	—	—
Net income (loss)	0.06	0.12	0.07	0.02	—	0.02	(0.12)	—	(0.12)
Per Common Share – Assuming Dilution:
Income (loss) from continuing operations	(0.02)	0.03	(0.06)	(0.05)	—	(0.05)	(0.04)	—	(0.04)
Discontinued operations	(0.12)	0.09	0.13	0.08	—	0.08	(0.08)	—	(0.08)
Gain on sale of Messaging business	0.09	—	—	—	—	—	—	—	—
Extraordinary Gain	0.11	—	—	—	—	—	—	—	—
Net income (loss)	0.06	0.11	0.07	0.02	—	0.02	(0.12)	—	(0.12)
Balance Sheet Data:
		Restated(4)	Restated(4)
Working capital	$59,874	$47,539	$89,120	$88,386	$—	$88,386	$102,854	$—	$102,854
Total assets	324,236	313,472	121,282	133,355	—	133,355	145,804	—	145,804
Long-term debt	43,959	61,868	—	—	—	—	—	—	—
Accumulated deficit	(258,199)	(262,224)	(270,199)	(273,368)	(1,350)	(274,718)	(275,001)	(1,301)	(276,302)
Stockholders’ equity	112,785	103,681	95,185	90,232	—	90,232	87,792	—	87,792

(1)	During 2006, we acquired Deluxe’s CD Manufacturing operations in Blackburn, England. A gain of $7.7 million was recorded on the acquisition. See Note 3 to the consolidated financial statements.

(2)	During 2005, we acquired Universal’s U.S. and central European CD and DVD manufacturing and distribution operations. See Note 3 to the consolidated financial statements.

(3)	The results for 2002 were impacted by an impairment charge of $21.3 million related to the write-down of continuing operations long-lived assets based on the evaluation of recoverability in accordance with Statement of Financial Accounting Standard No. 144.

(4)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(5)	On December 31, 2006, we completed the sale of substantially all of our assets of our Messaging business. We recorded a gain on this sale of $6.1 million in the fourth quarter. Due to this sale, the results of Messaging operations have been reclassified from continuing to discontinued operations for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2006, and our financial condition and liquidity as of December 31, 2006.
In past periods, including during fiscal year 2006, we had two reportable business segments: Entertainment Distribution Company (“EDC”) and Glenayre Messaging (“Messaging”). On December 31, 2006, we sold substantially all of the assets comprising the Messaging business. As a result, all prior period information has been restated to present the operations of this segment as discontinued operations.
EDC, our only continuing segment, is an industry leader in providing pre-recorded products and distribution services to the entertainment industry with operations serving the U.S., central Europe and the UK. EDC is comprised of operations acquired in separate acquisitions in 2005 of our U.S. and central Europe operations and in 2006 of our UK operations, as is discussed in more detail below. We offer customers one solution for both manufacturing and delivery requirements; and therefore, our CD/DVD manufacturing and distribution operations are integral to one another. Meeting the logistical requirements of our customers is the core competency of this business. The nature of the products and services in our three geographic markets are similar and our primary customer is Universal.
Key Events and Executive Overview
On May 31, 2005, we, through our then newly formed EDC segment, acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal. The acquisition was a strategic opportunity for us to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which it immediately became exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements and 100% of their distribution requirements for the U.S. and central Europe. Under these contracts, EDC has responsibility for all but 5% of Universal’s requirements in the U.S. and central Europe that were previously outsourced as Universal’s commitments to third party suppliers have expired since May 2005.
On July 21, 2006, EDC acquired a CD manufacturing operation in Blackburn, UK (the “UK operations”). Blackburn is the largest CD replicator in the UK. Its customer base includes Universal, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. This acquisition also allowed EDC to secure all of Universal’s UK CD manufacturing business, a portion of which was scheduled to revert to EDC in 2007 as part of EDC’s international supply agreement with Universal.
The results of EDC’s operations have been included in our consolidated financial statements since the acquisition on May 31, 2005 and the results of our UK operations have been included since their acquisition on July 21, 2006.

Revenues for 2006 and 2005 were $348.5 million and $189.6 million, respectively. As reported in Note 3 to the consolidated financial statements, pro forma revenues for 2005, assuming the acquisition of EDC’s operations on January 1, 2005, were $305.6 million. Our 2006 revenues represent an increase of approximately 14.0% compared to such pro forma results. The pro forma results for 2005 do not include Blackburn results. Therefore, the increase was primarily due to revenues from our UK operations acquired in July 2006.
On December 31, 2006, we sold substantially all of the assets comprising our other reportable segment Messaging. The sale of U.S. Messaging’s assets closed on December 31, 2006, with the transfer of certain international locations scheduled to close before the end of the second quarter of 2007. All prior period information has been restated to present the operations of this segment as discontinued operations.
Results of Continuing Operations
The following table sets forth our operating results as a percentage of total revenues for the periods indicated. With the sale of substantially all of the assets comprising our Messaging segment on December 31, 2006, all results for this segment have been reported as results from discontinued operations for all periods presented. Therefore, the following table includes only the continuing operations of the Company, the EDC segment. Since the EDC acquisition was consummated on May 31, 2005, our results of operations in 2005 only include seven months of operations for EDC and our results of operations in 2004 did not include EDC. As a result, the results of operations in 2004 are only comprised of corporate overhead expenses. Therefore, information for the year ended December 31, 2004 is not included in the table below.

	Periods Ended December 31,
	2006	2005
	(Percentage of Revenues)
REVENUES:
Product	76.6%	72.7%
Services	23.4%	27.3%

Total Revenues	100.0%	100.0%
COST OF REVENUES:
Product	63.6%	60.6%
Services	17.4%	19.2%

Total Cost of Revenues	81.0%	79.8%

GROSS PROFIT	19.0%	20.2%
OPERATING EXPENSES:
Selling, general and administrative	14.0%	14.5%
Amortization of intangible assets	2.3%	2.0%

Total Operating Expenses	16.3%	16.5%

OPERATING INCOME	2.7%	3.7%
OTHER INCOME (EXPENSE):
Interest income	1.2%	1.5%
Interest expense	-1.7%	-1.9%
Gain (loss) on currency swap, net	-0.9%	0.4%
Transaction gain (loss), net	0.6%	-1.0%
Other income (expense)	0.0%	0.0%

Total Other Expenses	-0.8%	-1.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS, GAIN ON SALE OF MESSAGING BUSINESS AND EXTRAORDINARY ITEM	1.9%	2.7%
Provision for income taxes	2.3%	1.8%
Minority interests	0.0%	0.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, GAIN ON SALE OF MESSAGING BUSINESS AND EXTRAORDINARY ITEM	-0.4%	0.8%
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	-2.4%	3.3%
GAIN ON SALE OF MESSAGING BUSINESS, NET OF INCOME TAX	1.8%	0.0%

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	-1.0%	4.1%
Extraordinary gain, net of income tax	2.2%	0.0%

NET INCOME	1.2%	4.1%

Year Ended December 31, 2006 compared to Year Ended December 31, 2005
With the sale of substantially all of the assets comprising our Messaging segment on December 31, 2006, all results for this segment have been reported as results from discontinued operations for all periods presented. Therefore, the following discussion includes only the continuing operations of the Company, the EDC segment. Since the EDC acquisition was consummated on May 31, 2005, our results of operations in 2005 only included seven months of operations for EDC.
Revenues. Revenues for the twelve months ended December 31, 2006 were $348.5 million compared to $189.6 million for the seven months ended December 31, 2005. The 2006 results included $40.6 million of revenues from our UK operations acquired in July 2006. Product revenues were $267.1 million in the 2006 period, including $40.6 million from our UK operations compared to $137.8 million for the 2005 period. Service revenues were $81.5 million in the 2006 period compared to $51.8 million for the 2005 period. During 2006, Universal individually accounted for approximately 87% of EDC’s revenue compared to 91% in 2005. The increase in revenue in 2006 was largely due to twelve months of operations in 2006 versus seven months in 2005. EDC’s revenues were also positively impacted by the settlement of CD pricing cost adjustments with Universal under the terms of the 10 year supply agreements. We expect growth in 2007 to be driven by a full year of results from our UK operations and additional third party business.
Gross Margins on Product Sales and Services. Gross margins were 19% of revenues during 2006 compared to 20% of revenues in 2005. Gross profits on product revenue were $45.3 million, or 17% of product revenues and gross profits on service revenues were $20.7 million or 25% of service revenues. Gross margins as a percent of revenue in 2006 were impacted by inclusion of a full year of EDC gross margins, which included five months of off-peak season results. Three of the seven months of EDC operations included in the 2005 period were from our peak selling season when our gross margin as a percent of sales is four to five percentage points higher than at other points in the year.
Selling, General and Administrative Expense (SG&A). SG&A expense was $48.6 million in 2006 compared to $27.5 million in 2005. The increase is primarily due to a full year of EDC’s expenses in 2006 combined with SG&A costs from our UK operation acquired in 2006, internal and external costs related to SOX compliance and higher professional fees.
Amortization of Intangible Assets. Amortization expense was $7.9 million in 2006 compared to $3.7 million in 2005. The increase is due to the inclusion of a full year of amortization of intangibles in 2006 at EDC. The Company’s amortizable intangible assets consist primarily of 10 year term manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in the 2006 period was $4.2 million compared to $2.9 million in 2005. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts. The increase is primarily due to interest earned on a full year of EDC cash.
Interest Expense. Interest expense in the 2006 period was $6.0 million compared to $3.6 million in 2005. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our Rebate Loans payable to Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The increase is primarily due to interest on debt for a full year in 2006, compared to seven months in 2005.
Gains (Losses) on Currency Swap, net. We recorded losses of $3.2 million on our currency swap arrangement in 2006 compared to gains of $0.8 million in 2005. The losses in 2006 are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Transaction Gains (Losses), net. We recorded gains of $2.1 million on intercompany transactions with our international operations denominated in their local currency in 2006 compared to losses of $1.9 million in 2005. The gains in 2006 are due to the strengthening of the Euro against the U.S. dollar.

Income Taxes. The provision for income taxes increased $4.4 million to $7.9 million in 2006 primarily due to inclusion of a full year of EDC results and the taxes related to our UK operations. Our provision relates to income from operations from our central European and UK operations. We have offset any taxes on profits from our U.S. operations against net operating losses (NOL) recorded in accordance with SFAS 109. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2006. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Extraordinary Gain. The extraordinary gain in 2006 is due to gains recorded on the acquisition of the Blackburn assets in July 2006.
Year Ended December 31, 2005 compared to Year Ended December 31, 2004
With the sale of substantially all of the assets comprising our Messaging segment on December 31, 2006, all results for this segment have been reported as results from discontinued operations for all periods presented. Therefore, the following discussion includes only the continuing operations of the Company, the EDC segment. Since the EDC acquisition was consummated on May 31, 2005, our results of operations in 2005 only included seven months of operations for EDC and our results of operations in 2004 only included certain corporate overhead expenses.
Revenues. Our revenues of $189.6 million in the 2005 period relate entirely to our EDC segment acquired in May 2005. Product revenues were $137.8 million and service revenues were $51.8 million.
Gross Margins on Product Sales and Services. Gross margins were 20% of revenues during 2005. Gross profits on product revenue were $23.0 million, or 17% of product revenues and gross profits on service revenues were $15.3 million or 30% of services revenues. Gross margins as a percent of revenue were impacted during 2005 by increased raw material costs that are passed through to Universal. The pass through of these costs to Universal contributes to revenue, but does not impact gross margins.
Selling, General and Administrative Expense (SG&A). SG&A expense was $27.5 million in 2005 compared to $5.3 million in 2004. The increase is primarily due to SG&A costs from the EDC segment acquired in May 2005. SG&A in 2004 were comprised of corporate costs not associated with the Messaging business sold on December 31, 2006.
Amortization of Intangible Assets. Amortization expense was $3.7 million in 2005. The intangible assets consist primarily of 10 year term manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.

Other Income (Expenses)
Interest Income. Interest income in 2005 was $2.9 million compared to $1.2 million in 2004. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts. The increase is primarily due to interest income on cash generated by the EDC operations that were acquired in May 2005.
Interest Expense. Interest expense in 2005 was $3.6 million. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our Rebate Loans payable to Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. These debt related items were entered into, incurred or assumed as part of the EDC acquisition in May 2005.
Gains (Losses) on Currency Swap, net. We recorded gains on our currency swap arrangement of $0.8 million in 2005. The gains resulted from the weakening of the Euro compared to the U.S. dollar. The currency swap arrangement was entered into in May 2005 to manage the foreign currency exposure arising from loans to our German subsidiary. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Transaction Gains (Losses), net. We recorded losses of $1.9 million on intercompany transactions with our international operations denominated in their local currency in 2005. The losses in 2005 are due to the weakening of the Euro against the U.S. dollar.
Income Taxes. The provision for income taxes of $3.5 million in 2005 relates to income from operations of our central European operations. We have offset any taxes on profits from our U.S. operations against NOLs recorded in accordance with SFAS 109. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2005. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Results of Discontinued Operations
Discontinued operations include our Wireless Messaging (Paging) business, which we began exiting in May 2001 and our Messaging business, substantially all of the assets of which were sold in December 2006. See “Wind-Down of Discontinued Operations” below and Note 4 to the consolidated financial statements.
For the year ended December 31, 2006, we had losses from discontinued operations of $8.2 million from our Messaging and Paging segments. In 2006, we also recorded a gain of $6.1 million on the sale of substantially all of the assets of our Messaging business. For the years ended December 31, 2005 and 2004, we had income from discontinued operations of $6.2 million and $8.8 million, respectively, from our Messaging and Paging segments. The 2006 results included losses of $11.6 million from Messaging segment operations and $0.3 million from the wind-down of the Paging segment, offset by $3.7 million of income tax benefits from the Paging segment primarily from the release of a reserve for international business taxes as we received clearance for the potential tax liability from the applicable foreign country’s taxing authority during the third quarter of 2006. The 2005 results included $5.8 million of income from Messaging segment operations and $0.4 million of income from the wind down of the Paging segment. The 2004 results included $12.7 million of income from the wind-down of the Paging segment, offset by $3.9 million from Messaging segment losses.
Financial Condition and Liquidity
Overview
At December 31, 2006, we had cash and cash equivalents and restricted cash totaling $120.5 million. The restricted cash of $24.4 million consisted primarily of cash and cash equivalents to fund the payment of German pension obligations and repayment of loans from employees of EDC’s German operations. At December 31, 2006, Glenayre’s principal sources of liquidity were our $96.1 million of unrestricted cash and cash equivalents and our $10.0 million unused revolving line of credit. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less.
We expect to use our cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of our existing products and markets, liabilities related to discontinued operations, and potential future acquisitions.
At December 31, 2006, approximately $5.6 million of liabilities related to discontinued operations remained outstanding primarily related to Messaging sale closing costs and a legal settlement.
Derivative Activities
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the US$/Euro€ exchange rate on the currency swap in earnings in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At December 31, 2006, we are in a net loss position of $2.4 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash provided by operating activities in 2006 was $9.4 million including $13.6 million from net income (excluding non-cash charges) offset by changes in operating assets and liabilities of $4.2 million. Cash provided by operating activities in 2005 was primarily due to EDC’s acquisition of the Universal operations on May 31, 2005. Cash (used in) operating activities in 2004 of $2.3 million was due primarily to the losses from continuing operations, including both continuing and discontinued operations.
Changes in operating assets and liabilities in 2006 included:
•	An increase of $3.1 million in accounts receivable due primarily to the acquisition of our UK operations in July 2006, which has a customer base with credit terms longer than EDC’s primary customer.

•	A decrease of $2.3 million in inventories.

•	An increase of 3.5 million in prepaid expenses and other current assets primarily related to the timing of printed material pass-through costs and receivables related to advance VAT payments.

•	A decrease in our long-term receivable of $5.5 million due to the receipt of scheduled payments.

•	A decrease of $6.3 million in deferred revenues primarily due to the completion of delivery and installation of prior year invoiced transactions in our Messaging business.

•	An increase in accounts payable, accrued liabilities and income taxes payable primarily due to the timing of payments.
Investing Activities.
In December 2006, we received proceeds of $25.0 million related to the sale of our Messaging business. Substantially all of the assets of the Messaging business were transferred and certain liabilities were assumed by the purchaser.
We spent $1.1 million, $2.3 million and $2.1 million in 2006, 2005 and 2004, respectively, on equipment used in Messaging operations, which was disposed of as part of the sale of the Messaging business.

In July 2006, we paid $5.6 million for net assets of our UK operations. The assets purchased included accounts receivable, inventory, other current assets, fixed assets and maintenance parts inventory, net of certain liabilities assumed.
In 2006, EDC capital expenditures were $14.2 million including $2.5 million for the purchase and installation of pre-owned DVD manufacturing equipment in our North Carolina operations, which provided DVD replication capabilities to our U.S. customers and $3.4 million for the purchase and installation of super jewel box manufacturing equipment in our central European facility. In 2005, EDC capital expenditures were $6.0 million including the installation of additional automated packaging equipment and a network mastering system in support of improving efficiencies. During 2005, EDC also installed additional DVD capacity and optimized the warehouse conveyor systems resulting in better utilization of labor and higher throughput in our central European facility. The capacity increase was implemented utilizing the existing work force without adding employees. The savings from these projects are expected to be fully realized in 2007.
In June 2006, as part of our amendment of our Senior Secured Credit Facility with Wachovia Bank, which is described below, $16.5 million of restricted cash was released that had been held as collateral since the acquisition of the EDC assets in May 2005.
Financing Activities.
In 2005, EDC entered into a Senior Secured Credit Facility with Wachovia Bank to partially fund the purchase of the Universal operations for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million and a revolving credit facility of $10.0 million. In June 2006, EDC amended its Senior Secured Credit Facility to extend the revolving line of credit, modify the applicable leverage and fixed charge coverage ratios, and move all required principal payment dates from June 30th to December 31st. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2007. The amendment also released the $16.5 million cash collateral that we deposited with the lender at closing of the EDC acquisition. The Senior Secured Credit Facility bears interest, at our option, at either: the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1%; or the LIBOR plus a 2.50% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 7.87% at December 31, 2006. At December 31, 2006, the total outstanding amount of the facility was $35.0 million consisting of a term loan of $35.0 million and a $10 million revolving credit facility, which was unused as of December 31, 2006.
Under the terms of the supply contracts entered into as part of the EDC acquisition in 2005, EDC is obligated to pay to Universal deferred acquisition payments with a net present value using a discount rate of 6.52% that totaled approximately $39.8 million at acquisition, using the May 2005 Euro to U.S. dollar exchange rate of 1.2474. At December 31, 2006, the obligation to Universal was $30.1 million (using a 6.52% discount rate).
During 2006, we made scheduled debt payments of $15.4 million under our long-term debt and capital lease obligations and payments of $1.2 million under our employee loan agreements.
During 2006, 2005 and 2004, we issued our common stock in connection with the exercise of options and other awards and purchases under our Employee Stock Purchase Plan for total proceeds of $1.8 million, $1.7 million and $0.4 million, respectively.
Capital Expenditures
Capital spending amounted to approximately $15.3 million in 2006 and is anticipated to be approximately $12-14 million in 2007. Anticipated expenditures in 2007 are expected to include additional production equipment for our U.S. manufacturing facility and IT infrastructure upgrades for our U.S. operations with the remainder targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.

Income Tax Matters
Glenayre’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. At December 31, 2006, Glenayre had U.S. and international net operating loss carryforwards (“NOLs”) aggregating approximately $355.3 million, which may be used to offset future taxable income and reduce federal and international income taxes. These NOLs begin to expire in 2007 as noted in the table below:

	Unrestricted U.S.	Restricted U.S.	INT'L*	Total
2007	$—	$1.8	$—	$1.8
2008	—	3.3	—	$3.3
2009	—	3.7	3.8	$7.5
2010	—	5.9	41.4	$47.3
2011	—	9.0	—	$9.0
2012	—	9.4	0.2	$9.6
2019	44.3	—	—	$44.3
2020	50.6	—	—	$50.6
2021	65.0	—	—	$65.0
2022	13.4	—	—	$13.4
2023	20.7	—	—	$20.7
2024	48.4	—	—	$48.4
2025	2.0	—	—	$2.0
2026	32.4	—	—	$32.4

TOTAL	$276.8	$33.1	$45.4	$355.3

*International NOLs are primarily related to Canada.
Contractual Obligations
The following table summarizes our contractual obligations, as discussed in the Notes to Consolidated Financial Statements, as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	2007	2008	2009-2010	Thereafter
Long-term debt (1)	$67,779	$22,202	$23,602	$20,258	$1,717
Capital lease (2)	998	350	253	395	—
Loans from employees (3)	5,466	1,245	1,078	1,788	1,355
Operating leases (4)	64,802	8,306	8,268	15,968	32,260
Pension obligations (5)	11,241	581	620	685	9,355
Purchase obligations (6)	9,636	9,591	30	15	—

Total	$159,922	$42,275	$33,851	$39,109	$44,687

(1)	Long-term debt includes a commercial bank loan and deferred acquisition payments due to Universal. See Note 14 to the consolidated financial statements.

(2)	Capital lease includes a piece of production related equipment in our central European facility.

(3)	Loans from employees. See Note 14 to the consolidated financial statements.

(4)	We lease manufacturing, distribution and office facilities, and equipment under operating leases.

(5)	Pension obligations. A significant portion of this balance will be settled using cash held in escrow. See Note 16 to the consolidated financial statements.

(6)	The amount represents cancelable and non-cancelable purchase agreements for inventory.
The commercial bank loan contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to pay dividends or acquisitions outside our current industries; (iii) EDC’s ability to make any payments to Glenayre in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated leverage, minimum interest coverage and maximum senior secured leverage as defined therein.

We have additional liabilities for defined benefit plans not included in the above table. See Note 16 to the consolidated financial statements.
Outlook
For the year ahead, while we plan to focus on our cost reduction initiatives, we expect EDC to be directly impacted by the trend in sales of CDs and DVDs on a global basis. Our assumptions are that CD sales globally will decline by roughly 7% in 2007. There has been an acceleration in the rate of decline since 2006 and we will monitor the market closely as a further deterioration in the month over month sales of CDs and DVDs will certainly impact our expectations for the year. Offsetting this possible negative development, is the fact that we have only modest new business assumptions in our 2007 business plan. Despite 2007 being off to a slow start for the industry, it is early and our biggest customer has some very exciting releases on the horizon, which make us cautiously optimistic for the full year. We are well positioned to continue to execute on our strategy of gaining market share in the declining physical manufacturing and distribution space. We are aggressively pursuing third party customers. We have also expanded our physical service offerings to our client base and we are set to capture our remaining reversionary business prior to the end of the year as we have negotiated for an early reversion of the applicable contract. Since we have to invest in additional capacity and start-up costs for the new lines, we would expect to see only a modest benefit of the new lines in 2007, with the full impact beginning in 2008. These new lines will provide us greater third party capacity that we hope to sell this year, which would be incrementally profitable.
The current state of the CD and DVD physical space demands that we more aggressively develop our digital business plan. Digital is a counter-balance to the decline of the physical unit sales the market and EDC are experiencing. Currently EDC provides many of the back-office services that connect content owners and consumers on the physical side. We believe there is a similar role for EDC in the back-office preparation, management and distribution of digital assets. We have identified several core back-office digital music service partnerships, or, at the right price, acquisition opportunities, which are critical for us to carefully pursue in the near-term as they will play a role in supporting the long term growth of EDC.
We believe EDC remains uniquely positioned. Our 10 year contract with Universal Music shields us from many of the near-term challenges affecting other physical manufacturing and distribution companies. It also makes us unique in that it allows us to be more selective in the actions we choose to take. That, coupled with our strong balance sheet and NOLs, positions us well to be one of the survivors and consolidators not only in the physical space, but also in the emerging digital back office services market.
This Outlook section contains forward-looking statements that are subject to the risks described above in Part I Item 1A, Risk Factors.
Critical Accounting Policies and Estimates
General. Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
Bad Debt. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On a quarterly basis, we perform a reserve calculation based on the aging of receivables and either increase or decrease the estimate of doubtful accounts accordingly. Additional allowances may be required if one or more customer’s financial condition deteriorates, resulting in an impairment of their ability to make payments. Such allowances, if any, would be recorded in the period the impairment is identified.
Inventory. Inventories are valued using a first in, first out method and are valued at the lower of average cost or net realizable value. On a quarterly basis, we assess the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels.
Generally, we do not own the finished goods and component parts produced by the EDC division. Consequently, reserves are minimal and relate primarily to raw materials. Our inventories at December 31, 2006 were $8.7 million, net of reserves of $1.1 million.

Pension, Early Retirement and Long-term Service Awards. The Pension, Early Retirement and Long-term Service Awards cover employees of EDC’s German operation and Long-term Service Awards for employees of EDC’s UK operation. The benefit costs and obligations for these plans are actuarially calculated based on various assumptions including discount rates, salary growth rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 16 to the consolidated financial statements for specific assumption values.
Post-retirement Health Care Benefit. We have a plan for post-retirement health care benefits covering a limited number of employees and retirees. The post-retirement benefit costs and obligations for this plan are actuarially calculated based on various assumptions. These assumptions relate to discount rates, medical cost trend rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The medical cost trend assumptions are based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 16 to the consolidated financial statements for specific assumption values.
Wind-Down of Discontinued Operations
Messaging Segment. On December 31, 2006, we completed the sale of substantially all of the assets comprising our Messaging segment. The sale was accounted for as a sale of a segment of business in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the operating results of the Messaging segment have been classified as a discontinued operations for all periods presented in the Company’s consolidated statements of operations. The proceeds from the sale related to both domestic and international operations. The parties are in the process of determining which international subsidiaries will be transferred through an asset transfer and which will be transferred through a transfer of equity interests. It is expected that all such transfers will be completed before the end of the second quarter of 2007, and during such transition period, the Company will operate such foreign assets for the purchaser and the purchaser will reimburse the Company for normal costs associated with such foreign assets. During the second quarter of 2007, the parties will also be completing the calculation of the closing working captial, which may result in certain adjustments to the consideration pursuant to the asset purchase agreement. In December 2006, we recorded an estimated gain on the sale of $6.1 million.
Paging Segment. In May 2001, we began exiting the Wireless Messaging (Paging) business. The Paging segment was reported as a disposal of a segment of business in accordance with APB Opinion No. 30, Reporting the Results of Operations. Accordingly, the operating results of the Paging segment have been classified as discontinued operations for all periods presented in the Company’s consolidated statements of operations. During 2006, 2005 and 2004, we recorded a net reduction in the loss on disposal of $3.4 million, $0.4 million and $12.7 million, respectively. The adjustments in all three years were primarily as a result of our review of the estimated asset values and liabilities and future commitments related to the discontinued operations. Included in the 2006 reduction, we recognized an income tax benefit due to the release of a reserve for international business taxes of $4.1 million. We will continue to monitor our future obligations associated with our pre-existing contractual commitments in the Paging business in order to assess the current carrying values of the assets and liabilities associated with the discontinued operations.
At December 31, 2006, we had current liabilities of $0.1 million related to these discontinued operations.
Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued operations’ assets and various obligations noted above. These original estimates have been and are subject to further recalculation as a result of future changes in estimates related to our future obligations associated with our pre-existing contractual commitments and actions to finalize the abandonment of the discontinued operations. See Note 4 to the consolidated financial statements.
Taxes
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109) establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or its results of operations.

At December 31, 2006, we had deferred tax assets of $168.9 million primarily related to operations in the U.S. and Canada and deferred tax liabilities of $19.1 million primarily related to operations in Germany. The valuation allowance of $155.8 million reduces the deferred tax assets to the amount that is more likely than not to be realized and results in a net deferred tax liability of $6.0 million. We are maintaining a full valuation allowance on our United States deferred tax assets until we reach an appropriate level and consistency of profitability in the United States. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2006. In the event we determine that we will be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase net income in the period such determination was made. See Note 15 to the consolidated financial statements for a more indepth income tax analysis.
Shared-Based Compensation. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. We use the Black-Scholes-Merton model to estimate compensation expense using certain variables and estimates. These variables and estimates include dividend yield, estimated forfeitures, expected life, stock price volatility and interest rate. We recognize expense on a straight-line basis over the requisite service period, which is normally the vesting period. See Note 17 to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We do not believe that the adoption of FIN 48 will have a material effect on our financial position and results of operations.
In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. The statement is effective for us beginning January 1, 2008. We are still assessing the potential impact of adoption.
In September 2006, the FASB also issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We will initially recognize the funded status of our defined benefit postretirement plan and provide the required disclosures as of the end of our fiscal year ended December 31, 2006. In the fourth quarter of 2006, we recorded a $1.1 million adjustment to our pension benefit obligation as a charge to comprehensive income. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for our fiscal year ending December 31, 2009.
Other
Leases
We lease manufacturing, warehouse, and office facilities and equipment under operating leases. The office leases generally include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for EDC’s facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater. Contingent rentals are estimated based on provisions in the lease and historical trends. The principal leases for our UK manufacturing facility include an option to break the lease without penalty in 2010 along with a rent escalation of 11%.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements including special purpose entities.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes and are not a party to any financial or commodity derivatives except for a cross currency rate swap discussed below.
Interest Rate Risk
We have variable rate debt that is not hedged by interest rate swaps. A 100 basis point change in the interest rate would affect earnings by approximately $0.4 million per year, based on variable rate balances outstanding at December 31, 2006.
Changes in interest rates would also affect our investment portfolio. Our investment policy requires investment of surplus cash in high-grade commercial paper, bank certificates of deposits, treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities. We typically invest surplus cash in these types of securities for periods of relatively short duration. Although we are exposed to market risk related to changes in short-term interest rates on these investments, we manage these risks by closely monitoring market interest rates and the duration of our investments. Due to the short-term duration and the limited dollar amounts exposed to market interest rates, we believe that fluctuations in short-term interest rates will not have a material adverse effect on our results of operations.
Foreign Currency Risk
We operate internationally and are exposed to movements in foreign currency exchange rates primarily related to our German manufacturing and distribution operations and our UK manufacturing operations. Approximately 48% and 12% of the revenues and 45% and 10% of the expenses for EDC were transacted in Euros and British pounds, respectively, during 2006. We also have demand deposits denominated in non-functional currencies. We entered into a cross currency rate swap agreement with a commercial bank to offset the effect of exchange rate fluctuations with our German subsidiary.
At December 31, 2006, approximately $393,000 or less than 1% of our cash and cash equivalent balances were denominated in non-functional currencies. A 10% strengthening or decline in the dollar would not have a material impact on our results of operations. We seek to mitigate the risk associated with non-functional currency deposits by monitoring and limiting the total cash deposits held in non-functional currencies. Additionally, we may seek to mitigate the risk by entering into currency hedging transactions. We were a party to a hedge transaction as of December 31, 2006, as described in Derivative Activities in Part II, Item 7 above.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We have established controls to determine and monitor the creditworthiness of customers. Credit concentration exists when a group of customers have similar business characteristics and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Since EDC’s primary customer, Universal, represented approximately 87% and 91% of EDC revenue in 2006 and 2005, respectively, our exposure to credit risk largely depends on Universal’s performance under its contractual obligations.
Other financial instruments potentially subjecting us to concentrations of credit risk consist of temporary cash investments and a currency swap. We place our temporary cash investments and currency swap with large diversified entities with operations throughout the U.S.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our consolidated financial statements and our wholly owned and controlled majority owned subsidiaries as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, as well as the report of independent registered public accounting firm thereon, are set forth on the following pages. The index to such financial statements and required financial statement schedule is set forth below.
All other schedules are omitted because they are not applicable or not required.

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have audited the accompanying consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries (“the Company ”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Glenayre Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the Consolidated Financial Statements, the consolidated balance sheet as of December 31, 2005 and the consolidated statements of stockholders’ equity for the years ended December 31, 2005 and 2004 have been restated to record additional stock-based compensation expense.
As discussed in Note 4 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(Revised 2004), Share-Based Payment and effective December 31, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Statements No. 87, 88, 106 and 132 (R).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Glenayre Technologies, Inc.'s and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and on the effectiveness of internal control over financial reporting.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 29, 2007

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		As restated (1)
	(In thousands, except share data)
ASSETS

Current Assets:
Cash and cash equivalents	$96,088	$78,803
Restricted cash	1,972	10,602
Accounts receivable, net of allowances for doubtful accounts of $558 and $99 for 2006 and 2005, respectively	43,677	15,044
Current portion of long-term receivable	1,933	6,076
Inventories, net	8,684	5,708
Prepaid expenses and other current assets	15,850	9,442
Current assets, discontinued operations	946	24,582

Total Current Assets	169,150	150,257
Restricted cash	22,390	29,727
Property, plant and equipment, net	59,219	53,364
Long-term receivable	4,078	4,624
Goodwill	2,382	—
Intangible assets	58,164	59,642
Deferred income taxes	2,943	—
Other assets	5,910	6,882
Non-current assets, discontinued operations	—	8,976

TOTAL ASSETS	$324,236	$313,472

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$30,233	$24,560
Accrued and other liabilities	35,799	28,182
Income taxes payable	13,981	9,270
Deferred income taxes	262	211
Loans from employees	1,250	1,132
Current portion of long-term debt	22,157	14,700
Accrued liabilities, discontinued operations	5,594	24,663

Total Current Liabilities	109,276	102,718
Other non-current liabilities	3,076	1,089
Loans from employees	4,216	4,113
Long-term debt	43,959	61,868
Pension and other defined benefit obligations	36,849	29,281
Deferred income taxes	8,663	8,462
Accrued liabilities, discontinued operations	—	251

Total Liabilities	206,039	207,782
Minority interest in subsidiary company	5,412	2,009
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2006 — 69,325,780 shares; 2005 — 68,063,799 shares	1,387	1,361
Additional paid in capital	368,493	365,726
Accumulated deficit	(258,199)	(262,224)
Other comprehensive income, net of tax	1,104	(1,182)

Total Stockholders’ Equity	112,785	103,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$324,236	$313,472

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
REVENUES:
Product sales	$267,067	$137,838	$—
Service revenues	81,461	51,750	—

Total Revenues	348,528	189,588	—

COST OF REVENUES:
Cost of sales	221,792	114,843	—
Cost of services	60,783	36,443	—

Total Cost of Revenues	282,575	151,286	—

GROSS PROFIT	65,953	38,302	—
OPERATING EXPENSES:
Selling, general and administrative expense	48,648	27,461	5,252
Amortization of intangible assets	7,860	3,729	—

Total Operating Expenses	56,508	31,190	5,252

OPERATING INCOME (LOSS)	9,445	7,112	(5,252)

OTHER INCOME (EXPENSES):
Interest income	4,187	2,914	1,203
Interest expense	(6,045)	(3,631)	(228)
Gain (loss) on currency swap, net	(3,211)	789	—
Transaction gain (loss), net	2,130	(1,857)	—
Other income, net	(41)	76	—

Total Other Income (Expense)	(2,980)	(1,709)	975

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS, GAIN ON SALE OF MESSAGING BUSINESS AND EXTRAORDINARY ITEM	6,465	5,403	(4,277)
Provision for income taxes	7,921	3,504	—
Minority interest	94	114	—

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS, GAIN ON SALE OF MESSAGING BUSINESS AND EXTRAORDINARY ITEM	(1,550)	1,785	(4,277)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	(8,220)	6,190	8,796
GAIN ON SALE OF MESSAGING BUSINESS, NET OF INCOME TAX	6,127	—	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(3,643)	7,975	4,519
Extraordinary gain — net of income tax	7,668	—	—

NET INCOME	$4,025	$7,975	$4,519

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.06)
Income (loss) from discontinued operations	(0.12)	0.09	0.13
Gain on sale of messaging	0.09	—	—
Extraordinary gain	0.11	—	—

Net income per weighted average common share	$0.06	$0.12	$0.07

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION (1):
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.06)
Income (loss) from discontinued operations	(0.12)	0.09	0.13
Gain on sale of messaging	0.09	—	—
Extraordinary gain	0.11	—	—

Net income per weighted average common share	$0.06	$0.11	$0.07

(1)	Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated Other
					Comprehensive Loss
					Pension and
	Common Stock				Other	Currency
			Contributed	Accumulated	Benefit	Translation	Comprehensive
	Shares	Amount	Capital	Deficit	Obligations	Adjustment	Income
			As Restated (1)	As Restated (1)
Balances, December 31, 2003 as previously reported	66,385	$1,327	$362,273	$(273,368)	$—	$—
Adjustments to opening stockholders’ equity			1,350	(1,350)

Balances, December 31, 2003 as restated	66,385	1,327	363,623	(274,718)	—	—
Net income				4,519			$4,519

Comprehensive income							4,519

Shares issued for ESP Plan, other awards and option exercise	435	9	425

Balances, December 31, 2004	66,820	1,336	364,048	(270,199)	—	—
Net income				7,975			7,975
Foreign currency translation						(1,182)	(1,182)

Comprehensive income							6,793

Shares issued for ESP Plan, other awards and option exercise	1,244	25	1,678

Balances, December 31, 2005	68,064	1,361	365,726	(262,224)	—	(1,182)
Net income				4,025			4,025

Effect of adopting FAS 158 on post-retirement and pension benefit obligations, net of income tax					(1,143)		(1,143)

Foreign currency translation						3,429	3,429

Comprehensive income							$6,311

Shares issued for ESP Plan, other awards and option exercise	1,262	26	2,767

Balances, December 31, 2006	69,326	$1,387	$368,493	$(258,199)	$(1,143)	$2,247

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.
See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,025	$7,975	$4,519
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Extraordinary gain	(7,668)	—	—
Gain on sale of messaging business	(6,127)	—	—
Depreciation and amortization	21,946	12,975	1,783
Stock compensation expense	934	—	—
Compensation expense on profit interest in EDC, LLC	1,610	—	—
Unrealized gain on currency swap	3,211	(789)	—
Gain on adjustment to discontinued operations accrual	(3,972)	(520)	(3,882)
Foreign currency transaction loss	(1,081)	1,854	—
Minority interest	94	114	—
Income tax benefit — discontinued operations	—	—	(1,828)
Other	584	5	(84)
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	2,043	(959)	3,118
Accounts receivable	(3,059)	(16,126)	2,074
Inventories	2,337	(4,377)	(335)
Other current assets, discontinued operations	—	—	3,374
Prepaid and other current assets	(3,503)	(4,416)	317
Long-term receivables	5,463	7,133	—
Other assets	(1,476)	74	(17)
Accounts payable	(3,766)	14,148	410
Deferred revenue	(6,255)	5,249	(615)
Accrued liabilities and income taxes payable	2,626	19,130	(10,608)
Other liabilities	1,448	(2,008)	(503)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	9,414	39,462	(2,277)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of messaging business	25,000	—	—
Purchases of property, plant and equipment	(15,322)	(8,274)	(2,146)
Maturities of short-term securities	—	12,180	20,827
Asset and share purchase of businesses, net of cash acquired	(5,591)	(66,207)	—
Cash restricted under long-term borrowing agreement	16,500	(16,500)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	20,587	(78,801)	18,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowing, net of costs	729	45,444	—
Repayment of long-term borrowing	(16,562)	(10,454)	—
Proceeds from sales of LLC interest in subsidiary	58	772	—
Issuance of common stock	1,836	1,703	434

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(13,939)	37,465	434

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,223	(2,014)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,285	(3,888)	16,838

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	78,803	82,691	65,853

CASH AND CASH EQUIVALENTS AT END OF YEAR	$96,088	$78,803	$82,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,918	$2,854	$197
Cash paid during the period for income taxes	$3,267	$74	$334
Non-cash capital lease obligations additions	$1,118	$—	$—
SUPPLEMENTAL INFORMATION OF NON-CASH INVESTING AND FINANCING ACTIVITIES
On May 31, 2005 the Company completed the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (see Note 3).
See Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
  1. Business and Basis of Presentation
Glenayre Technologies, Inc. and its wholly owned and controlled majority owned subsidiaries (“Glenayre”) is an multi-national company in the entertainment industry. We have one reportable business segment operated by a subsidiary, Entertainment Distribution Company (“EDC”). The EDC business provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group.
Our operations also include our Wireless Messaging (Paging) business, which we began exiting in May 2001, and our Glenayre Messaging (“Messaging”) business, substantially all of the assets of which were sold in December 2006. Consequently, the operating results of the Paging and Messaging segments are reported as discontinued operations in the accompanying financial statements. See Note 4.
  2. Restatement of Consolidated Financial Statements
In this Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of stockholders’ equity for the years ended December 31, 2005 and 2004.
This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Part I, Item 6 for the years ended December 31, 2003, and 2002.
We have not amended, and we do not intend to amend, any of our previously-filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this annual report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon.
Following shareholder derivative claims filed against the Company described elsewhere in this Form 10-K, the Company’s Board of Directors appointed a Special Litigation Committee (the “SLC”), consisting of independent directors, to investigate the claims asserted and matters raised in the derivative actions. In conducting such investigation, the SLC evaluated the claims and determined whether the Company’s practices with respect to the granting of stock options since 1993 have been in compliance with the Company’s plans and policies and applicable law. The SLC engaged independent legal counsel and an independent accounting advisor to assist counsel by providing forensic accounting assistance in connection with the SLC’s investigation.
As part of its investigation, the SLC conducted numerous interviews, including interviews of the named defendants in the derivative actions, certain current and former directors of the Company, certain current and former executive officers, and former Glenayre personnel involved in the administration of options. The SLC also reviewed over 82,000 hard copy documents, available emails and electronic documents, including the Company’s SEC filings, corporate minutes, finance files (including all stock option agreements) and human resource files from January 1993 through December 2002. The SLC reviewed every option grant made and option agreement executed during that period of time (over 180 separate grant dates and 3,000 separate option agreements) and confirmed that the dates, prices and share amounts matched. The SLC further examined all 51 grants made to directors or officers of the Company during the period 1993 through 2004 in greater depth to determine whether the Company had used the proper measurement dates in accounting for those grants.
The SLC completed its investigation on February 27, 2007 and, with one possible exception concerning the May 31, 2000 option grant, the SLC did not identify evidence of backdating of options, spring-loading (awarding grants before the release of positive material information), or bullet-dodging (awarding grants after the release of materially damaging information). The investigation did, however, reveal a series of administrative issues that, in 14 of the 51 grants to executives and directors from 1993 through 2003, had potential accounting implications as a result of the recording of improper option grant dates. With regard to all of these grants, including the May 31, 2000 grant, the SLC has concluded that there is

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants.
Based on the findings of the SLC and our internal review, we identified a number of occasions related to the 14 grants on which we used an incorrect measurement date for financial accounting and reporting purposes or applied incorrect accounting to modify grants. In accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees (APB 25),” and related interpretations, with respect to the period from January 1, 1993 through December 31, 2003, we should have recorded compensation expense in an amount per share subject to each option to the extent that the fair market value of our stock on the correct measurement date exceeded the exercise price of the option. The errors identified in applying APB 25 include the following:
Improper Measurement Dates for Stock Option Grant
In connection with the Company’s May 31, 2000 stock option grant to certain employees, the exercise price was not set in accordance with APB 25. The exercise price was set as of May 31, 2000 based on a subsequently executed written consent relating to the grant stating an effective date of May 31, 2000. May 31, 2000 was originally selected as the measurement date because it was consistent with the Company’s policy of batching certain types of option grants during a month and approving them all at month end. However, after further review of the facts and circumstances surrounding the grant, the Company believes that the required Board committee approval of the grant most likely did not occur until June 2, 2000, the date on which the Board’s Plan Administration Committee met relative to this grant. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $806,000 recognized over the applicable vesting periods.
In addition, with respect to the May 31, 2000 grant, the former CEO and a former employee of the Company were added to the stock option recipient list subsequent to the original grant date. After further review of the facts and circumstances surrounding the grants to these individuals, the Company believes that the final decisions with respect to the grants most likely did not occur until June 16, 2000 and therefore the measurement date for such options was subsequent to the original grant date. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $288,000 recognized over the applicable vesting periods.
Cancellations of Stock Option Grants
In addition to the measurement date issues identified above relative to the May 31, 2000 grant, 18 employees were removed from the stock option recipient list subsequent to the original grant date and, after further review of the facts and circumstances relating to their removal, the Company determined that such cancellations were not appropriately reflected in the Company’s financial statements. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $60,000 recognized as of the date of the respective cancellations in June 2000.
Improper Measurement Date for New Hire Grant
In connection with the Company’s new employee stock option grant to a former CFO in 2000, such grant was awarded on the date the employment agreement was signed, which was three days prior to the actual start date with the Company. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $130,000 recognized over the applicable vesting periods.
The SLC and management also identified one new employee stock option grant in 1993 to a former CFO with an improper measurement date because the grant was awarded on the date the employment agreement was signed, which was four days prior to the actual start date. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $53,000 recognized over the applicable vesting periods.
Improper Measurement Dates for Director Anniversary Grants
The Company’s 1996 Stock Option Plan provides that certain directors are to receive a stock option award on each successive three-year anniversary from the date such director was initially elected. In connection

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
with the Company’s stock option grants to two directors for their six-year anniversary in 2003, in each case, such grant was made two days prior to the director’s actual anniversary date due to an administrative error in determining the actual six-year anniversary date. As a result, the Company has restated certain of its historical financial statements to increase stock-based compensation expense by approximately $13,000 recognized immediately as the grants were fully vested upon grant.
Management and the Company’s Audit Committee have determined that the non-cash stock-based compensation expense for the items discussed above was material to certain of the Company’s previously filed financial statements. Accordingly, on February 28, 2007, the Company determined that it was appropriate to restate its previously issued financial statements to reflect additional non-cash charges for stock-based compensation expense. As a result of the above, the Company has recorded additional non-cash stock-based compensation expense of approximately $1.4 million on stock option grants primarily related to fiscal years 2000 through 2003.
The incremental stock-based compensation charge of approximately $1.4 million recorded by the Company resulted in no deferred income tax benefits as the Company maintained a full valuation allowance against its domestic deferred tax assets since 2001.
The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in thousands):

Fiscal Year	Expense
1993	$44
1994	9
2000	807
2001	311
2002	130
2003	49

Total	$1,350

The determination by the SLC and management of the appropriate measurement dates for the stock option grants was based upon the best available information, as described above. However, because of the existence of incomplete documentation on certain of the 51 grants, where the stock option grant was approved pursuant to a unanimous written consent, but there was inconclusive additional evidence confirming the actual date of the consent, we have performed a sensitivity analysis on those grants where the selection of an alternative measurement date could have resulted in a compensation charge. When looking forward up to two weeks from the date of the unanimous written consent and applying the highest stock price during that period as the measurement date, the additional non-cash stock-based compensation charge would be approximately $1.5 million, with over $1.3 million of the charge falling in the periods 1996 through 1999. Two weeks represents longer than what is believed to be the longest period of time between the date on a unanimous written consent and the date such consent would have been fully executed.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table presents the effects of the stock-based compensation adjustments made to the Company’s previously reported consolidated balance sheets as of December 31, 2005.
GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31 2005
	As Reported	Adjustments	As Restated (1)
ASSETS
Current Assets:
Cash and cash equivalents	$78,803	$—	$78,803
Restricted cash	10,602		10,602
Accounts receivable, net of allowances for doubtful accounts of $99	15,044		15,044
Current portion of long-term receivable	6,076		6,076
Inventories, net	5,708		5,708
Prepaid expenses and other current assets	9,442		9,442
Current assets, discontinued operations	24,582		24,582

Total Current Assets	150,257	—	150,257

Restricted cash	29,727		29,727
Property, plant and equipment, net	53,364		53,364
Long-term receivable	4,624		4,624
Intangible assets	59,642		59,642
Deferred income taxes	—		—
Other assets	6,882		6,882
Non-current assets, discontinued operations	8,976		8,976

TOTAL ASSETS	$313,472	$—	$313,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,560	$—	$24,560
Accrued and other liabilities	28,182		28,182
Income taxes payable	9,270		9,270
Deferred income taxes	211		211
Deferred revenue	—		—
Loans from employees	1,132		1,132
Current portion of long-term debt	14,700		14,700
Accrued liabilities, discontinued operations	24,663		24,663

Total Current Liabilities	102,718	—	102,718

Other noncurrent liabilities	1,089		1,089
Loans from employees	4,113		4,113
Long-term debt	61,868		61,868
Pension and other defined benefit obligations	29,281		29,281
Deferred income taxes	8,462		8,462
Accrued liabilities, discontinued operations	251		251

Total Liabilities	207,782	—	207,782

Minority interest in subsidiary company	2,009		2,009

Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, outstanding:
2005 - 68,063,799 shares	1,361		1,361
Additional paid-in capital	364,376	1,350	365,726
Accumulated deficit	(260,874)	(1,350)	(262,224)
Other comprehensive income, net of tax	(1,182)		(1,182)

Total Stockholders’ Equity	103,681	—	103,681

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,472	$—	$313,472

(1)	See Note 2, “Restatement of Consolidated Financial Statements”, in Notes to Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table presents the adjustments of each component of Stockholders’ equity at the end of each fiscal year from 1993 to 2005 (in thousands):

			Net Impact
Fiscal	Additional Paid in	Total	Stockholders’
Year	Capital	Retained Earnings	Equity
1993	$44	$(44)	$—
1994	$9	$(9)	$—
2000	$807	$(807)	$—
2001	$311	$(311)	$—
2002	$130	$(130)	$—
2003	$49	$(49)	$—
2004	$—	$—	$—
2005	$—	$—	$—
  3. Acquisitions
The results of EDC’s and Blackburn’s operations, discussed below, are included in the consolidated financial statements since their respective acquisition dates.
(a) EDC Acquisition
On May 31, 2005, we acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141). The purchase price of approximately $129.1 million (as set forth in the table below), using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474, consisted of $81.6 million cash paid at closing, $39.8 million in deferred payments to Universal and $7.7 million for various contingent payments and transaction costs. The purchase price is subject to post-closing adjustments associated with the contingent purchase price discussed below. Of the cash purchase price paid at closing, $30.5 million was for the U.S. operations, €35.5 million ($44.3 million) was for the central European operations, and the balance constituted transaction expenses. The purchase price was allocated to the related tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date, with the excess recorded as goodwill.
Under the purchase method of accounting, the assets and liabilities acquired from Universal were recorded on our balance sheet at their respective fair values as of the date of the acquisition. We have finalized our purchase price allocation in June 2006 and do not expect any further material adjustments to values assigned to the assets acquired and assumed liabilities. The following table summarizes the adjusted fair values of the acquisition:

	December 31,		December 31,
	2005	Adjustment	2006
Current assets	$53,406	$—	$53,406
Spare parts	4,569	(1,532)	3,037
Property, plant & equipment	55,549	351	55,900
Long-term receivable from Universal	20,667	—	20,667
Other assets	1,056	—	1,056
Customer relationships	65,383	2,342	67,725
Goodwill	—	2,382	2,382
Accounts payable and accrued expenses	(28,548)	—	(28,548)
Deferred tax liability	(9,176)	(1,062)	(10,238)
Long-term liabilities	(35,933)	(375)	(36,308)

Total	$126,973	$2,106	$129,079

The additional purchase price adjustments recorded during the twelve months ended December 31, 2006, not specifically noted in the table above, included $1.6 million relating to the fair value of the profits interests awarded

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
to the seller and the Company’s financial advisor as part of the acquisition, $0.3 million of additional contingent purchase price payable to the seller and $0.1 million of additional transaction costs.
During 2006, in accordance with plans adopted at the EDC acquisition date, we terminated nine employees resulting in estimated severance cost of approximately $0.4 million. The severance costs paid resulted in an adjustment to the purchase price and consequently intangible assets increased in the accompanying consolidated balance sheet at December 31, 2006. We paid all of the severance cost during the twelve months ended December 31, 2006 and no severance liability is reflected in the accompanying consolidated balance sheet at December 31, 2006.
Universal Contingent Purchase Price
Pursuant to the terms of EDC’s acquisition of Universal’s central European CD and DVD manufacturing and distribution operations, we pay Universal a percentage of the profits earned on the revenue derived from two third party distribution services agreements assumed in the acquisition. Profit is defined as earnings before interest and taxes. We reached an agreement with Universal in June 2006, clarifying the terms of this agreement. As clarified, such arrangement extends through December 31, 2007.
The contingent consideration included in the purchase price totals €4.5 million ($5.6 million) consisting of €3.9 million ($4.9 million) for actual consideration from the date of purchase through December 31, 2006 and €0.6 million ($0.7 million) for estimated consideration due for the remaining 12 months ended December 31, 2007, using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in the consolidated balance sheet at December 31, 2006, are approximately €0.2 million ($0.2 million) for consideration earned but not paid as of December 31, 2006, and €0.6 million ($0.8 million) for the estimated amount payable for the 12 months ended December 31, 2007, using the December 31, 2006 Euro to U.S. dollar exchange rate of 1.3203.
During 2006, the estimated consideration was adjusted based upon actual profits, as defined, and revised projections. In accordance with SFAS 141’s guidance on a contingency based on earnings, any adjustments are accounted for as part of the purchase price allocation. The estimated consideration will be adjusted quarterly as projections change until the obligation becomes final at December 31, 2007.
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
The profits interests issued to members of management are accounted for as compensation expense and are included in selling, general and administrative expenses in the consolidated statements of operations. Compensation expense related to these profits interests included in EDC’s results for the twelve months ended December 31, 2006 and 2005, was $1.6 million and $1.1 million, respectively. Compensation expense is recorded according to a vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
At December 31, 2006 and December 31, 2005, $4.4 million and $1.1 million, respectively, were included in minority interest in our consolidated balance sheets as follows:

	December 31,2006	December 31, 2005
Vested	$3,800	$710
Unvested	575	413

Total	$4,375	$1,123
Intangible Assets
Intangible assets are comprised of supply agreements and contractual and non-contractual customer relationships arising from the acquisition of Universal’s U.S. and central European manufacturing and distribution operations. The supply agreements and customer relationships were entered into in 2005 and include 10-year term manufacturing and distribution services supply agreements with Universal, two third party distribution supply agreements with automatic renewal terms and relationships with several central European customers for CD and DVD manufacturing services. The fair value assigned to the agreements was based on the present value of estimated future cash flows. The intangible value of the U.S. and international manufacturing and distribution agreements with Universal is being amortized over the 10-year terms of the agreements. The intangible value of the other international customer agreements and the international third party customer relationships are being amortized over five years.
During 2006, the gross carrying value of the customer relationship intangibles and goodwill were adjusted by $2.4 million, including final purchase price allocation adjustments and adjustments to our estimated contingent purchase price. Until the final obligation under this contingency is known, there may be adjustments that could impact these intangible assets.
As of December 31, 2006, acquired intangible assets and related amortization related to the EDC acquisition, using the December 31, 2006, Euro to U.S. dollar exchange rate of 1.3203, were as follows:

		December 31, 2006		December 31, 2005
		Gross		Gross
		Carrying	Accumulated	Carrying	Accumulated
	Useful Lives	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization:
Customer relationship intangibles	5 - 10 years	$70,224	$12,060	$63,335	$3,693

Intangible assets not subject to amortization:
Goodwill		$2,382	$—	$—	$—

The weighted average useful life of intangible assets subject to amortization is 9.2 years. Amortization expense was $7.9 million and $3.7 million for the periods ended December 31, 2006 and 2005, respectively. The estimated amortization expense for the next five years is as follows:

2007	$8,350
2008	$8,350
2009	$8,350
2010	$6,953
2011	$5,955

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Goodwill
In 2006, in connection with the EDC acquisition, we recorded goodwill in the amount of $2.4 million associated with our U.S. operations. No goodwill was recorded at December 31, 2005, as the valuation was preliminary at that time. Goodwill allocated to U.S. operations is expected to be deductible for income tax purposes. In accordance with SFAS 142, we conducted our annual impairment test as of October 1, 2006 and found no indications of impairment. The measurement date for impairment will be October 1 of each fiscal year.
(b) Blackburn Acquisition
On July 21, 2006, EDC acquired the shares of Deluxe Global Media Services Blackburn Limited (“Blackburn”), a subsidiary of The Rank Group Plc, for a purchase price of £3.0 million ($5.6 million) in cash, including closing costs, using the July 21, 2006 British pound to U.S. dollar exchange rate of 1.8465. Blackburn, located in Blackburn, England, is the largest CD replicator in the UK Its customer base includes Universal Music Group, its largest customer, as well as Demon Music Group, Sanctuary Records Group and Warner Music Group. As part of EDC’s international supply agreement with Universal, Blackburns’s Universal volumes were scheduled to revert to EDC in 2007.
This transaction increases our customer base, expands our geographic reach and allows us to further capitalize on our 10-year agreement entered into in 2005 with our largest client, Universal, by accelerating the reversion of their UK volumes to us. In addition, it allows us to avoid capital expenditures in our Hanover, Germany location that would have been required to accommodate this volume in 2007.
Under the purchase method of accounting, the assets and liabilities acquired were recorded on our balance sheet at their respective fair values as of the date of the acquisition. We have finalized our purchase price allocation and do not expect any further material adjustments to values assigned to the assets acquired and assumed liabilities. The following table summarizes the estimated fair values at the acquisition date, and the subsequent allocation of the excess over the purchase price:

	Estimated
	Fair		Adjusted
	Value**	Allocation	Value
Accounts receivable	$18,631	$—	$18,631
Inventory	2,282	—	2,282
Prepaids and other current assets	1,035	—	1,035
Property, plant and equipment **	3,937	(3,937)	—
Deferred tax asset	2,926	—	2,926
Spare parts **	961	(961)	—
Accounts payable and other accrued liabilities	(10,172)	—	(10,172)
Long-term liabilities	(1,442)	—	(1,442)
Extraordinary gain	—	(7,668)	(7,668)

	18,158	(12,566)	5,592

Purchase price	(5,592)	—	(5,592)

	$12,566	$(12,566)	$—

**	The fair values for property, plant and equipment and spare parts were not obtained, as there was not sufficient purchase price to be allocated to these categories. The seller’s net book value at the time of acquisition has been used as the estimated fair value for these non-current assets. These net book values may not be representative of the estimated fair values.
In accordance with SFAS 141, the excess of the fair value of acquired assets over the purchase price was allocated as a pro rata reduction of the amounts assigned to long-lived assets with the remaining excess recorded as an extraordinary gain in our consolidated statements of operations for the twelve months ended December 31, 2006.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
  4. Discontinued Operations
Messaging
On December 14, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) with IP Unity, for the sale of substantially all of the assets of the Messaging business, including inventory, fixed assets, intellectual property rights, contracts and certain real estate, and the assumption of certain related liabilities. On December 31, 2006, we closed the sale of the Messaging business. In accordance with the Agreement, we received $25.0 million in cash (subject to a working capital adjustment as provided in the Agreement). The proceeds from the sale related to both domestic and international operations. The parties are in the process of determining which international subsidiaries will be transferred through an asset transfer and which will be transferred through a transfer of equity interests. It is expected that all such transfers will be completed before the end of the second quarter of 2007, and during such transition period, we will operate such foreign assets for IP Unity and IP Unity will reimburse us for normal costs associated with such foreign assets. During the second quarter of 2007, the parties will also be completing the calculation of the closing working capital, which may result in certain adjustments to the consideration pursuant to the Agreement.
At December 31, 2006, we recorded an estimated gain on the sale as follows:

Assets Sold and Liabilities Assumed
Accounts receivable	$8,210
Inventory	7,393
Other current assets	416
Fixed assets	8,223
Accounts payable	(2,388)
Accrued liabilities	(2,288)
Deferred revenue	(2,747)

$16,819
Other write-offs and expenses	54
Estimated closing costs	2,000

$18,873
Proceeds	$25,000

Gain on sale	$6,127

The Messaging segment was reported as a disposal of a segment of business in the fourth quarter 2006. The operating results of the Messaging segment are classified as a discontinued operation for all periods presented in the consolidated statements of operations. Additionally, we reported all of the remaining Messaging segment assets at their estimated net realizable value in the consolidated balance sheet as of December 31, 2006 and their carrying value as of December 31, 2005. All business transactions related to the Messaging segment, with the exception of foreign assets we continue to operate for IP Unity discussed above, ceased on December 31, 2006.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Results for Messaging discontinued operations consist of the following:

	Year Ended December 31,
	2006	2005	2004
Net sales	$53,546	$78,230	$50,575

Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	(11,222)	6,056	(3,918)
Provision (benefit) for income taxes	373	257	(55)

Income (loss) from operations	$(11,595)	$5,799	$(3,863)

Gain on disposal before income taxes	6,127	—	—
Provision for income taxes	—	—	—

Gain on disposal of discontinued operations	6,127	—	—

Income (loss) from discontinued operations	$(5,468)	$5,799	$(3,863)

The income (loss) from discontinued operations consists of operating losses incurred in the Messaging segment adjusted for an estimated gain on disposal of the segment which includes charges for transaction costs. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above. These estimates are subject to adjustment resulting from, but not limited to, changes in estimates related to the working capital adjustment as provided in the Agreement and operations of foreign assets for IP Unity during the transitional period.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The major classes of assets and liabilities, including the international operations to be transferred in 2007 included as part of the Messaging disposal group are reported as Discontinued Operations on our consolidated balance sheet are as follows:

	December 31,
	2006	2005
Current Assets
Accounts receivable	$288	$13,012
Inventory	—	9,912
Tax receivable	397	616
Prepaid assets	140	613
Other current assets	121	429

	$946	$24,582

Long-Term Assets
Property, plant and equipment, net	$—	$8,976

Current Liabilities
Accounts payable	$240	$4,430
Accrued Messaging transaction costs	1,886	—
Accrued employee wages and benefits	768	4,181
Accrued income and other taxes	686	672
Deferred revenue	—	9,003
Customer deposits	—	965
Accrued other	1,930	3,239

	$5,510	$22,490

Wireless Messaging (“Paging”)
In May 2001, the Company began exiting its Wireless Messaging (“Paging”) business. As a result, we recorded the Paging segment as a disposal of a segment starting in the second quarter of 2001 in accordance with APB Opinion No. 30, Reporting the Results of Operations. The operating results of the Paging segment have been classified as a discontinued operations for all periods presented in the consolidated statements of operations. All business transactions related to the Paging segment, with the exception of the performance of existing contractual obligations, ceased in May 2002, the end of the transition period. Results for discontinued operations, related to the Paging business, consist of the following:

	2006	2005	2004
Gain (loss) on disposal of segment before income taxes	$(351)	$546	$11,056
Provision (benefit) for income taxes	(3,726)	155	(1,603)

Income (loss) from discontinued operations	$3,375	$391	$12,659

During 2004, we recorded income from discontinued operations of approximately $12.7 million, primarily as a result of entering into a favorable settlement agreement with Pilot Pacific Properties Inc. and its associate companies relating to our former Vancouver facility. As part of this settlement we received $6.0 million and recorded a $1.5 million reduction to the liability for legal and other costs related to the pending litigation. In addition, we liquidated our remaining paging operations primarily due to receiving a favorable assessment for several prior tax years related to one of our foreign subsidiaries. The remaining income from discontinued operations was primarily due to collection of accounts receivable previously reserved for and reductions in the liability for costs related to

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
performance obligations we had with our various paging customers as third parties have the capability to provide the necessary support.
During 2005, we recorded income from discontinued operations of $0.4 million, resulting primarily from the release of a reserve for Lynnview Ridge litigation, sales of fixed assets, settlement and receipt of previously reserved accounts receivable, and a refund of a lease deposit previously written off. This income was offset by adjustments to the original estimates related primarily to lease commitment and international office closures. Regarding the Lynnview Ridge litigation, in March 2006, the last of the lawsuits was dismissed. All of the original twenty lawsuits have been settled or dismissed.
During 2006, we recorded income from discontinued operations of approximately $3.4 million resulting from the release of a reserve for international business taxes of $4.1 million due to the receipt of clearance by the applicable foreign country’s taxing authority, offset by a net increase in the loss on disposal of approximately $0.4 million related to foreign currency exchange rate fluctuations offset slightly by the liquidation of assets and reduction in estimated contract obligations.
At December 31, 2006 and 2005, we had $0.1 million and $2.2 million, respectively, of liabilities related to our Paging business recorded as accrued liabilities, discontinued operations, in our accompanying consolidated balance sheets.
  5. Summary of Significant Accounting Policies
a. Basis of Presentation
The consolidated financial statements of Glenayre are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of Glenayre and its wholly owned as well as controlled majority owned subsidiaries which have been prepared from records maintained by Glenayre and its subsidiaries in their respective countries of operation. The consolidated accounts include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interest of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation. We do not have any equity or cost method investments.
b. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
c. Cash Equivalents
We consider all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. These short-term investments generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. Government and repurchase agreements backed by U.S. Government securities.
We maintain cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities with operations throughout the U.S. and our policy is designed to limit exposure to any one institution. We perform periodic evaluations of the relative credit standing of those financial institutions which are considered in our investment strategy.
d. Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, trade accounts and notes receivable, and other current and long-term liabilities approximates their respective fair values.
The use of derivative instruments is limited to non-trading purposes. The estimated fair values of derivative instruments are calculated based on market rates. These values represent the estimated amounts we would receive or pay to terminate agreements, taking into consideration current market rates and the current credit-worthiness of the

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
counterparties. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, the derivatives held by us do not qualify for hedge accounting, and accordingly, we record the gains and losses from the derivative instruments in earnings.
e. Accounts Receivable, Net
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On a quarterly basis, we calculate a reserve based on the aging of receivables and either increase or decrease the estimate of doubtful accounts accordingly. Additional allowances may be required if one or more of our customers’ financial condition deteriorates, resulting in an impairment of their ability to make payments. Such allowances, if any, would be recorded in the period the impairment is identified. Accounts receivable related to continuing operations at December 31, 2006 and 2005 consisted of:

	2006	2005
Trade receivables	$44,235	$15,143
Less: allowances for doubtful accounts	(558)	(99)

	$43,677	$15,044

At December 31, 2006, accounts receivable, net of allowances, included $25.8 million related to our UK operations acquired in July of 2006.
f. Inventories
Inventories are valued using a first in, first out method and are valued at the lower of average cost or net realizable value. On a quarterly basis, we assess the ultimate realization of inventories by making judgments as to future demand requirements compared to the current or committed inventory levels.
EDC’s inventories are comprised of raw materials and finished goods components. The raw materials inventory includes polystyrene used in jewel case and trays production (in Germany only); polycarbonate for the production of CDs and DVDs and packaging components including pallets, corrugated cardboard, jewel boxes and trays. Finished goods components include CDs and DVDs made in advance of expected or unfinished goods. Generally, we do not own the finished goods and component parts produced.
Inventories, net of reserves, related to our continuing operations at December 31, 2006 and 2005 consisted of:

	2006	2005
Raw materials	$7,417	$4,880
Finished goods	315	21
Work in process	952	807

	$8,684	$5,708

At December 31, 2006 and 2005, reserves were approximately $1.1 million and $0.6 million, respectively.
At December 31, 2006, inventories included $1.8 million of raw materials, $0.3 million of work in process and $0.2 million of finished goods related to our UK operations which were acquired in July 2006.
g. Deferred Financing Costs
Certain costs associated with debt financing are capitalized and included in Other assets on the consolidated balance sheets. These costs are amortized to interest expense over the term of the debt agreement. Amortization of deferred financing costs included in interest expense was $0.3 million and $0.2 million for the year ended December 31, 2006 and 2005, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
h. Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. Property, plant and equipment acquired in the EDC purchase transaction are carried at fair value based on third party appraisals. Assets acquired through capital leases are capitalized and amortized over the shorter of the lease term or the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives not to exceed the life of the lease. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-20 years; software and computer equipment, 3-5 years). Depreciation includes amortization on assets recorded under a capital lease.
Property, plant and equipment related to our continuing operations at December 31, 2006 and 2005 consisted of:

	2006	2005
Land	$945	$945
Buildings and improvements	9,782	9,555
Equipment	68,050	49,743

	78,777	60,243
Less: Accumulated depreciation	(19,558)	(6,879)

	$59,219	$53,364

Depreciation expense includes amortization of assets recorded under capital leases. Depreciation expense in continuing operations was $12.2 million, $6.9 million and $0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation expense included in discontinued operations was $1.8 million, $2.2 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.
i. Goodwill and Intangible Assets
Tangible and identifiable intangible assets are stated at their estimated fair values at acquisition. In accordance with SFAS 142, the fair values of the identifiable intangible assets are amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets.
As a result of the EDC acquisition, certain long-term intangible assets were identified and recorded at their fair value. Intangible assets are comprised of supply agreements and contractual and non-contractual customer relationships arising from the acquisition of Universal’s U.S. and central European manufacturing and distribution operations. The supply agreements and customer relationships were entered into in 2005 and include 10-year term manufacturing and services supply agreements with Universal, two third party distribution supply agreements with automatic renewal terms and relationships with several central European customers for CD and DVD manufacturing services. The fair value assigned to the agreements was based on the present value of estimated future cash flows and is being amortized over the ten-year terms beginning in June 2005. The final allocation of the purchase price for the EDC acquisition was completed in 2006, which resulted in the allocation of $2.4 million of goodwill to our U.S. operations.
As of December 31, 2006, acquired intangible assets and related amortization, using the December 31, 2006 Euro to U.S. dollar exchange rate of 1.3203, are as follows:

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Intangible assets subject to amortization:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance December 31, 2005	$63,335	$(3,693)	$59,642
Euro foreign exchange impact	4,545	(507)	4,038
Purchase accounting adjustments	2,344	—	2,344
Amortization expense	—	(7,860)	(7,860)

Balance December 31, 2006	$70,224	$(12,060)	$58,164
The weighted average useful life of intangible assets subject to amortization is 9.2 years. Amortization expense was $7.9 million and $3.7 million for the periods ended December 31, 2006 and 2005 respectively. The estimated amortization expense for the next five years is as follows:

2007	$8,350
2008	$8,350
2009	$8,350
2010	$6,953
2011	$5,955
j. Impairment of Long-Lived Assets
We record the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the recoverability of long-lived assets, including property, plant and equipment and intangible assets with finite lives when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires us to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations. No impairment was recorded during 2006, 2005 or 2004.
We measure impairment for goodwill in accordance with SFAS 142. For impairment testing purposes, we determined that the reporting units for EDC were the components of the operating segment as defined in SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). EDC is our only operating segment. Each component within EDC constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component determined based on the discrete financial information available and the level of review by the segment manager. We conducted our annual impairment test as of October 1, 2006 and determined that there was no impairment.
k. Foreign Currency Translation
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
For international operations for which the functional currency is the U.S. dollar, transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars. The resulting gains or losses on currency translations, which are immaterial for the years ended December 31, 2006 and 2005, respectively, are included in earnings in the consolidated statements of operations.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
l. Revenue Recognition
Our revenue consists of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize revenue when a signed contract exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is probable. Product sale revenue is recorded net of fixed credits for defective products. Services revenue is recognized as services are performed. For certain components, including printed materials, we may act as an agent for the customer, and the customer reimburses us for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue and cost of revenue.
m. Cost of Sales, Selling General and Administrative Costs
Cost of sales includes direct and indirect manufacturing and distribution costs and inventory obsolescence. Selling, general and administrative costs include indirect overhead costs.
n. Shipping Costs
EDC does not incur shipping costs for our primary customer in the United States. For our primary customer in Europe and for all other customers, shipping costs reimbursed by customers for invoice charges such as freight, postage, freight packing and small order surcharges are recorded as revenue and are also included in cost of sales.
o. Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method to account for our employee stock option plans and employee stock purchase plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Related Interpretations (“APB No. 25”), as allowed by SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, other than as discussed in Note 2, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed 15%. In accordance with the transitional provisions of SFAS 123R, operating results for 2005 and 2004 have not been restated. We historically reported pro forma results under the disclosure-only provisions of SFAS No. 123.
p. Leases
We account for our lease agreements pursuant to SFAS No. 13, Accounting for Leases, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. For certain of our

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
operating lease agreements with rent escalators, we record lease expense on a straight-line basis and record a deferred liability for the difference between the expense and the rent payment.
q. Income Taxes
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
r. Commitments and Contingencies
A contingency is an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset, the reduction of a liability, a loss or impairment of an asset or an incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. We account for such contingencies in accordance with the provisions of SFAS No. 5, Accounting for Contingencies. We record a provision for estimated legal costs associated with the defense of pending or threatened litigation at the time pending or threatened litigation is identified by us and such legal costs can be reasonably estimated. We record a loss contingency for unfavorable contracts at the time the loss is determined to be probable and the amount of loss can be reasonably estimated.
In November 2004, the FASB issued FASB Interpretation Number 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The recognition requirements have not materially impacted our financial position, cash flows or results of operations.
s. Income (Loss) Per Common Share
We compute income (loss) per common share pursuant to SFAS No. 128, Earnings per Share. The computation of basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted income (loss) per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options. See Note 18.
t. Impact of Recently Issued Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We do not believe that the adoption of FIN 48 will have a material effect on our financial position and results of operations.
In September 2006, the FASB issued FAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
disclosure about fair value measurements. The statement is effective for us beginning January 1, 2008. We are still assessing the potential impact of adoption.
In September 2006, the FASB also issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the over or under funded status of a defined benefit post-retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We recognized the funded status of our defined benefit post-retirement plan and provide the required disclosures as of the end of our fiscal year ended December 31, 2006. We recorded a $1.1 million adjustment to our post-retirement and pension benefit obligations as charges to comprehensive income. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for our fiscal year ending December 31, 2009.
u. Reclassifications
Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.
  6. Risks and Uncertainties
Concentrations of Credit Risk
Financial instruments potentially subjecting us to concentrations of credit risk consist of temporary cash investments, a currency swap and trade accounts receivable. We place our temporary cash investments and currency swaps with large diversified entities with operations throughout the United States and Germany. We are exposed to credit-related losses in the event of non-performance by the parties in these contracts. See Note 9.
Our primary customer is Universal, and we believe that our reserves for bad debt are adequate considering our concentrations of credit risk.
Universal individually accounted for approximately 87% and 91% of EDC’s total 2006 and 2005 revenue, respectively. Outstanding accounts receivable due from Universal were $24.1 million at December 31, 2006.
Concentrations of Suppliers
EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs. EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene (accounting for approximately 6% of total cost of sales), polycarbonate (accounting for approximately 8% of total cost of sales) and jewel boxes and trays, not internally manufactured, (accounting for approximately 7% of total cost of sales) from several suppliers. In the UK, we purchase polycarbonate (accounting for approximately 16% of total cost of sales) and jewel boxes and trays (accounting for approximately 33% of total cost of sales), which are not manufactured by EDC, from several suppliers. In the U.S., we purchase polycarbonate (accounting for approximately 10% of total cost of sales) and jewel boxes and trays (accounting for approximately 22% of total cost of sales), which are not manufactured by EDC, from several suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver their product to EDC. In mid-January 2006, one of our U.S. suppliers of jewel boxes in North Carolina filed for bankruptcy and closed manufacturing operations. EDC continued to purchase their remaining inventory until the end of January of 2006. The loss of this major vendor has resulted in an increase in EDC’s purchases from one of the other suppliers.
Workforce Subject to Collective Bargaining Agreements
At December 31, 2006, we employed approximately 2,200 persons. In Germany, approximately 43% of our workforce of approximately 900 employees are represented by a worker council. However, collective bargaining agreements

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
negotiated by the worker council cover all non-exempt staff. Exempt staff represents approximately 4% of the total employees. In the UK, approximately 70% of our workforce of over 350 employees is unionized and subject to collective agreements. In the United States, approximately 27% of our workforce of over 900 employees is unionized and subject to collective agreements. The collective bargaining agreements in the UK and U.S. expire in 2007. Contract negotiations at both locations are expected to begin in the first quarter of 2007. We believe employee relations are good.
  7. EDC LLC Agreement — Profits Interests and Minority Interest
EDC Profits Interests
Upon the completion of the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal, EDC issued profits interests to certain key employees, Universal, and our financial advisor, that will entitle these parties to up to 30% of certain distributions, which distributions are subject to the board’s discretion, after we have received a return of our equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.
The estimated fair value of the profits interests at the date of grant represents the present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor are included in the acquisition costs of EDC. The profits interests issued to members of management were accounted for as compensation expense, are included in selling, general and administrative expenses in the consolidated statements of operations and are being amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. Compensation expense included in EDC’s results for the twelve months ended December 31, 2006 and 2005, was $1.6 million and $1.1 million, respectively. Profits interests are included with minority interests in our Consolidated Balance Sheets.
Minority interest
As part of the EDC acquisition described in Note 2, we sold 772 Class A units of EDC we owned (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A units were automatically converted into Class B units. The Class A and Class B units carry equivalent economic rights. During 2006, in association with the Blackburn acquisition, we purchased additional Class A units and increased our holdings by $8,151,000 and James Caparro, pursuant to rights under the Entertainment Distribution Company, LLC (“EDC LLC”) Agreement, purchased additional Class B units and increased his holdings by $99,000. As a result of these investments, we have 97.99% of the Class A and Class B units of EDC. Further, as a result of these investments the Level One, Two and Three Threshold Amounts and Level One, Two and Three pro rata percentages applicable to distributions pursuant to Section 3.1 of the EDC LLC Agreement were automatically adjusted. As a result of these adjustments, upon a board approved distribution pursuant to Section 3.1(b) of the EDC LLC Agreement, the following order and priorities would apply: (i) for distributions up to $43.25 million, 100% of such distributions would be apportioned pro rata to the holders of Class A and Class B units; (ii) for distributions above $43.25 million and up to $68.99 million, 84.02% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, and 15.98% would be apportioned pro rata to the holders of Tier 1 Profits Interests; (iii) for distributions above $68.99 million and up to $96.78 million, 77.8% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 14.8% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests and 7.4% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests; and (iv) for distributions above $96.78 million, 72.44% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 13.78% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests, 6.89% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests and 6.89% of such distributions would be apportioned pro rata to the holders of Tier 3 Profits Interests. In all events, if, after receipt of all distributions above, holders of Class A and Class B Units have not received an amount equal to their aggregate contributions plus an amount equal to a return of 20%, compounded annually (the “IRR Hurdle”), then only distributions pursuant to (ii) shall be made until satisfaction of the IRR Hurdle, after which distributions pursuant to (iii) and (iv) shall resume. For a complete description of the terms and conditions affecting such distributions, see Exhibit 10.11 to this filing.
In the fourth quarter of 2006, one of the key employees received a minority interest distribution of $41,000 to cover taxes on minority interest income. We have recorded minority interest expense of $94,000 and $114,000 in 2006 and 2005, respectively. If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 or (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right for a five-year period beginning on such date to sell their interests to us at fair value.
  8. Restricted Cash
Long-term restricted cash at December 31, 2006 includes $22.4 million (€17.0 million) being held in escrow to fund various pension and other employee related obligations of EDC’s German operation. As part of the acquisition of the Universal manufacturing and distribution operation (see Note 3), one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and we participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC.
Included in the current portion of restricted cash is $1.7 million (€1.3 million) being held in escrow to fund various pension and other employee related obligations of EDC’s German operations.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
  9. Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at fair value include cash and cash equivalents, trade accounts receivable, other current and long-term liabilities and all derivative instruments. The carrying values of our cash and cash equivalents and trade receivables and payables approximate their fair values.
Currency Rate Swap
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from our loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, we will report the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings.
The swap matures in five years. The significant terms of the swap are as follows:
•	We make quarterly payments, which commenced August 31, 2005, based on a notional amount of €21,300,000 at the EURIBOR plus 3.12%;

•	We receive quarterly payments, based on a notional amount of $26.0 million at the USD LIBOR plus 3.0%; and

•	We will exchange with the counterparty the above notional amounts upon maturity of the swap agreement.
As of December 31, 2006, the swap is carried at its fair value, which is currently in a loss position, of approximately $2.4 million and is included in non-current liabilities in the Consolidated Balance Sheets. The swap was in a gain position of $0.8 million at December 31, 2005 and included in other assets in the Consolidated Balance Sheets. The unrealized gain (loss) is added back to net income in the Statement of Cash Flows. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offer spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.
Long-Term Debt and Payable to Universal Music Group
The carrying amount of long-term debt with a commercial bank, including the current portion, as of December 31, 2006 was approximately $35.0 million. The carrying value of the payable to Universal is the net present value of future payments discounted using our incremental borrowing rate when incurred. The fair value of the obligations shown in the table below was estimated using discounted cash flow analysis, based on our current incremental borrowing rates. For additional details, see Note 14. Financial instruments at December 31, 2006 consisted of the following:

	Recorded Amount	Fair Value
Commercial bank term loan	$35,000	$35,000
Payable to Universal	$30,117	$29,622
Capital Leases	$998	$877

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
  10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets related to our continuing operations at December 31, 2006 and 2005 consisted of:

	2006	2005
Prepaid expenses	$1,482	$1,162
Recoverable input costs and taxes	1,607	852
Other customer receivables and pass-through costs	11,356	6,478
Other current assets	1,405	950

	$15,850	$9,442

  11. Long-term Receivable
The current and noncurrent portions of the long-term receivable are as follows for the years ended December 31:

	2006	2005
Current portion of long-term receivable	$1,933	$6,076
Non-current portion of long-term receivable	4,078	4,624

Balance at end of year	$6,011	$10,700

Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, Universal is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the receivable. See Note 3.
  12. Accrued and Other Liabilities
Accrued liabilities at December 31, 2006 and 2005 consisted of:

	2006	2005
Accrued salaries and benefits	$7,147	$6,857
Accrued pension and other benefit obligations	1,553	501
Accrued vacation	1,381	1,181
Accrued VAT and other taxes	5,779	3,462
Accrued royalty expense	4,607	4,217
Accrued audit tax & professional services	2,056	1,464
Contingent liability	1,003	2,563
Other accruals	12,273	7,937

	$35,799	$28,182

Included in accrued salaries and benefits above is a reserve for estimated unprocessed claims relating to the medical and dental benefits we provide to our employees under a partially self-funded group insurance plan.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
  13. Other Liabilities
Other liabilities at December 31, 2006 and 2005 consisted of:

	2006	2005
Other liabilities	$653	$1,089
Loss on currency swap	2,423	—

	$3,076	$1,089

The other liabilities include straight line rent accruals and accruals for activities taken by Universal prior to the sale of its international CD and DVD manufacturing and distribution operations to EDC on May 31, 2005. EDC assumed this liability as part of the acquisition of Universal’s central European operations, and Universal is required to reimburse EDC for such liabilities. (See Note 3) The loss on currency swap relates to a 5-year currency swap arrangement (See Note 9) that EDC is obligated under which is marked-to-market and is currently in a loss position. The currency swap was in a gain position at December 31, 2005 and is recorded in other assets in the accompanying consolidated balance sheets.
  14. Long-Term Debt
Long-term debt at December 31, 2006 consisted of:

	2006	2005
Senior Secured Credit Facility	$35,000	$41,500
Payable to Universal — undiscounted	32,779	39,440
Capital Lease	998	170
Employee Loans	5,466	5,245

Subtotal	74,243	86,355
Less: Unamortized Discount	(2,661)	(4,542)

Total Debt	$71,582	$81,813
Less: Current Portion	(23,407)	(15,832)

Total Long-Term Debt	$48,175	$65,981

Total scheduled principal payments for all long-term debt are as follows:

Total
2007	$23,797
2008	24,933
2009	12,073
2010	10,368
2011	1,125
Thereafter	1,947

Total	$74,243

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Senior Secured Credit Facility
In May 2005, to fund a portion of the purchase price for the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group and provide for working capital needs, EDC obtained a Senior Secured Credit Facility from Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million, and a revolving credit facility of $10.0 million. In June 2006, we completed an amendment of our Senior Secured Credit Facility which extended the revolving credit facility one more year, changed scheduled principal payment dates from June 30 to December 31 and released $16.5 million of cash originally held as collateral for the credit facility. The term facility expires December 31, 2010 and the revolving credit facility expires May 31, 2007. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. Scheduled principal payments are included in the table above.
The Senior Secured Credit Facility bears interest, at our option, at either: the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1%; or the LIBOR plus a 2.50% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 7.87% at December 31, 2006.
The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) our ability to pay dividends or make acquisitions outside our current industries; (iii) EDC’s ability to make any payments to Glenayre in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC, LLC and subsidiaries leverage, minimum interest coverage and maximum senior secured leverage as defined therein. We were in compliance with all covenants in the Senior Secured Credit Facility as of December 31, 2006.
In addition to interest, we pay a commitment fee of 0.5% per annum on the average daily-unused amount. The unused amount of the revolving credit facility was $10.0 million at December 31, 2006.
Universal
Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments with a net present value using a discount rate of 6.52% that totaled approximately $39.8 million at acquisition, using the May 2005 Euro to U.S. dollar exchange rate of 1.2474. At December 31, 2006 the obligation to Universal decreased to $30.1 million (using a 6.52% discount rate) due to a $8.7 million principal payment offset by $2.1 million of accretion for imputed interest and change in Euro to U.S. dollar exchange rates. See Note 3 for a description of the acquisition.
Capital Lease
During 2006, we entered into a lease for a piece of production related equipment in our central European facility. The lease expires June 30, 2010, at which time title to the equipment will be transferred to EDC at no cost.
Employee Loans
Employees of EDC’s German operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by us in savings accounts and are therefore treated as loans to us. These loans are for six-year terms and are signed annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of €135 ($178), which is included in the employee loan balance. The value of the loans outstanding at December 31, 2006 totaled $4.5 million, accumulated interest was $1.0 million with interest rates ranging from 4.34% to 6.45%. Funds for these loans are held in escrow as restricted cash. See Note 8. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
  15. Income Taxes
Our Company’s income tax provision for continuing operations consist of the following:

	2006	2005	2004
Current provision:
Federal	$—	$—	$—
Foreign	9,640	3,558	—
State and local	—	—	—

Total current	9,640	3,558	—

Deferred:
Federal	(4,609)	996	(1,694)
Foreign	(1,719)	(54)	—
State and local	—	—	—
Adjustment to valuation allowance	4,609	(996)	1,694

Total deferred	(1,719)	(54)	—

Total provision (benefit)	$7,921	$3,504	$—

The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2006	2005	2004
United States	$(13,477)	$(3,293)	$(4,326)
Foreign	19,942	8,696	49

	$6,465	$5,403	$(4,277)

The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2006	2005	2004
Income tax provision at Federal U.S. statutory rate	$2,263	$1,891	$(1,497)
Increase (decrease) in valuation allowance	4,609	(996)	1,694
Dividend from foreign subsidiary	—	1,648	—
Foreign taxes at rates other than U.S. statutory rate	316	389	—
Reserve contingency	503	—	—

State taxes and foreign taxes net of federal benefit and related valuation allowance	(530)	69	(197)
Minority interest in earnings and subsidiary	71	40
Profit interest awards	563	393
Other non-deductibles	126	70	—

Income tax provision (benefit)	$7,921	$3,504	$—

The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to our deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred Tax Assets:
U.S. net operating loss carry forwards	$108,458	$96,867
State net operating loss carry forwards	14,957	12,612
Canada net operating loss carry forwards	15,499	15,421
Other tax carry forwards	10,950	11,024
Other	18,727	13,586

	168,591	149,510

Less: Valuation allowance	(155,753)	(147,194)

Net Deferred Tax Assets	12,838	2,316

Deferred Tax Liabilities:
Intangibles	(13,219)	(7,496)
Property and equipment	(5,588)	(3,345)
Other	(13)	(149)

Deferred liability, net	$(5,982)	$(8,674)

The current portion of net deferred liability of $262,000 is reported in the consolidated balance sheet in deferred income taxes. The long-term portion of the net deferred liability of $8.7 million is reported in the consolidated balance sheet in deferred income taxes. We also have a long-term net deferred tax asset of $2.9 million reported in the consolidated balance sheets in deferred income taxes.
At December 31, 2006 and 2005, we had net deferred tax assets of $155.8 million and $147.2 million, respectively, that were fully reserved by valuation allowances. In 2005, we increased our deferred tax liability by $8.7 million related to the completion of our 2005 acquisition of EDC. Components of the net deferred tax assets, before offset by valuation allowance, include other deferred tax liabilities for 2006 and 2005 that primarily reflect intangible and fixed asset basis differences deducted for tax purposes of $18.8 million and $10.9 million, respectively, and other deferred tax assets for U.S. and foreign research and experimentation credit carry-forwards of $5.7 million. In 2006, due primarily to operating losses, the reduction of reserves and accruals not yet deductible for taxes and foreign currency gains, our NOLs increased in comparison to 2005. The increase in NOLs was fully reserved by the valuation allowance.
During 2006, the valuation allowance decreased by $5.4 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $14.0 million due primarily to an increase in NOL carryforwards. During 2005, the valuation allowance increased by $2.5 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $5.6 million due primarily to an increase in net operating loss carryforwards. We assessed the realizability of the net deferred tax assets at December 31, 2006 and determined due to significant net operating losses and our inability to project future taxable income that a significant portion should be reserved.
We have combined U.S. Federal NOLs and NOLs for certain foreign subsidiaries of $355.3 million and $322.0 million at December 31, 2006 and 2005, respectively, which begin to expire in 2007. At December 31, 2006, of the $355.3 million of U.S. and foreign net operating loss carryforwards, $32.4 million was generated in 2006, $2.0 million was generated in 2005, and $287.8 million was generated prior to 2005. The remaining $33.1 million of U.S. NOLs at December 31, 2006 and $33.4 million at December 31, 2005, were related to the 1997 acquisitions of Open Development Corporation and Wireless Access, Inc. However, our ability to offset future income with these acquired NOLs is subject to restrictions in the United States Internal Revenue Code of 1986 as amended (the “Code”).
Undistributed earnings of our foreign subsidiaries amounted to approximately $19.1 million at December 31, 2006. We consider those earnings reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to net operating loss carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $816,000 would be payable upon remittance of all previously unremitted earnings at December 31, 2006.
We have recorded tax liabilities of approximately $4.9 million and $7.5 million at December 31, 2006 and 2005, respectively, for probable and estimable exposure for tax filing positions in various jurisdictions. At December 31, 2006 and 2005, the above amounts included $3.9 million and $5.5 million of transfer pricing exposure in various foreign jurisdictions, respectively.
  16. Employee Benefit Plans
As of December 31, 2006, we have adopted SFAS No. 158 and have recorded cumulative adjustments related to our post-retirement health care and pension benefit obligations, which are discussed in more detail below. The following table shows the incremental effect of applying FASB 158 on individual line items in the year-end Statement of Financial Position.

	Before		After
	Application of		Application of
	Statement 158	Adjustments	Statement 158
Liability for post-retirement benefits	$1,188	$330	$1,518

Liability for pension benefits	$26,218	$1,341	$27,559

Deferred income taxes	$6,510	$(528)	$5,982

Total liabilities	$204,896	$1,143	$206,039

Accumulated other comprehensive income	$2,247	$(1,143)	$1,104

Total stockholders’ equity	$113,928	$(1,143)	$112,785

(a) Post-retirement Health Care Benefits
We provide our U.S. employees with certain health care benefits upon retirement assuming the employees meet minimum age and service requirements. Our policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments.
The measures of Accumulated Post-retirement Benefit Obligation (“APBO”) and net post-retirement benefit cost reflect an amount associated with the subsidy included in the December 8, 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We have determined that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The APBO was reduced by $595,000 and $493,000 for the subsidy during 2006 and 2005, respectively.
The estimated benefit payments and employer contributions as well as the expected Medicare Part D subsidy amounts are as follows:

	Estimated	Estimated
	Gross Benefit	Medicare Part	Estimated Net
	Payment	D Subsidy	Benefit Payment
2007	$125	$37	$88
2008	$121	$44	$77
2009	$133	$49	$84
2010	$147	$53	$94
2011	$154	$56	$98
2012-2016	$741	$324	$417
The actuarial present value of accumulated post-retirement benefit obligations at December 31, 2006 and 2005 is as follows:

	2006	2005
Retirees	$1,518	$1,671
Fully eligible plan participants	—	—
Other active plan participants	—	106

Accumulated post-retirement benefit obligation	1,518	1,777
Unrecognized loss	(330)	(497)
Unrecognized prior service cost	—	755
Accumulated other comprehensive income	330	—

Post-retirement benefit liability recognized in balance sheet	$1,518	$2,035

Due to the available net operating loss carryforwards, no provision has been made for deferred taxes on this adjustment.
The change in Accumulated Post-retirement Benefit Obligation (“APBO”) from year to year is as follows:

	2006	2005
APBO at the beginning of the year	$1,777	$1,931
Service cost	10	19
Interest cost	83	93
Amendments	(134)	—
Curtailments of Active Participants	(48)	—
Actuarial (gain) loss	(84)	(134)
Benefits paid	(86)	(132)

APBO at the end of the year	$1,518	$1,777

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Net post-retirement benefit costs for the years ended December 31, 2006, 2005 and 2004 consist of the following components:

	2006	2005	2004
Service cost	$10	$19	$45
Interest cost on APBO	83	93	109
Amortization of prior service costs	(273)	(254)	(254)
Amortization of prior service costs due to curtailment	(615)	—	—
Amortization of actuarial loss	34	25	58

	$(761)	$(117)	$(42)

The assumed discount rate utilized for 2006 was 5.5%. The assumed health care trend rate in measuring the accumulated post-retirement benefit obligation as of December 31, 2006 was varied between non-Medicare and Medicare eligible retirees. The 2006 trend rate is 13.0%, decreasing linearly to 4.5% in 2015, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2006 by approximately 4.7% and the 2006 aggregate interest and service cost by approximately 3.2%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2006 by approximately 3.6% and the 2006 aggregate interest and service cost by approximately 2.7%. The assumed discount rates used in determining the APBO at December 31, 2006 and 2005 was 5.5% for both years.
(b) Defined Contribution Plans
We maintain, for substantially all of our full-time U.S. employees, 401(k)-retirement savings plans, which are defined contribution plans. We also sponsor additional retirement defined contribution plans for certain non-U.S. employees. Under these plans, the employees may contribute a certain percentage of their compensation and we match a portion of the employees’ contribution. Our contributions for continuing operations under these plans amounted to approximately $935,000, $818,000 and $48,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
(c) Pension Plans
As a result of the acquisition of EDC described in Note 3, we assumed the obligations of various defined benefit plans. Employees and managing directors of EDC’s operations in Germany participate in the pension plans. These benefits are based on pay, years of service and age. The plans are not funded and therefore have no plan assets. We intend to fund the pension benefits using funds held in escrow and included in restricted cash in the consolidated balance sheet. These pension plans are closed to new entrants. All pension plans are accounted for pursuant to SFAS No. 87, Accounting for Pensions and SFAS No. 158.
The rates assumed in the actuarial calculations for our pension plans as of their respective measurement dates were as follows:

	December 31, 2006	December 31, 2005
Discount rate	4.50%	4.20%
Rate of compensation increase	3.00%	3.50%
Rate of post-retirement pension increase	1.75%	1.50%

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table shows the collective actuarial results for the defined benefit pension plans of the Company.

	December 31, 2006	December 31, 2005
Change in Projected Benefit Obligations:
Projected benefit obligation, January 1 (1)	$24,068	$21,122
Service cost	976	480
Interest cost	1,117	522
Benefits paid	(377)	(145)
Foreign exchange translation	2,762	—
Actuarial (gain)/loss	(987)	2,089

Projected benefit obligation, December 31	$27,559	$24,068

(1)	For 2005, the projected benefit obligation was as of May 31, 2005 when EDC was acquired.

Funded Status:
Funded status at end of year	$(27,559)	$(24,068)
Unrecognized net loss	1,341	2,089

Net amount recognized	$(26,218)	$(21,979)

Amounts included in the Consolidated Balance Sheet
Prepaid benefit cost at the end of year	$—	$—
Accrued benefit short-term liability	(567)	(401)
Accrued benefit long-term liability	(26,992)	(21,578)
Accumulated other comprehensive income	1,341	—

Net amount recognized	$(26,218)	$(21,979)

Additional Information:
Projected benefit obligation	$27,559	$24,068
Accumulated benefit obligation	$24,226	$21,281

Components of net periodic pension cost:
Service cost	$976	$480
Interest cost	1,117	522

Net periodic pension cost	$2,093	$1,002

The following table shows the expected future benefits to be paid.

2007	$566
2008	604
2009	650
2010	803
2011	980
Succeeding 5 Years	$7,200

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Effective December 31, 2006, we adopted SFAS 158 and have recorded an adjustment of $1.3 million due to the underfunded status of our defined benefit plan as a liability in our statement of financial position and recognized changes in the funded status in the current year through accumulated other comprehensive income.
We also have a pension plan which covers two employees who are retired. We have accrued approximately $425,000 related to the pension plan. The expected future benefits to be paid are approximately $15,000 for 2007, $16,000 for 2008, $17,000 for 2009, $18,000 for 2010, and $18,000 for 2011 and $108,000 for the succeeding five years.
(d) Long-Term Service Award Plan
We maintain a Long-Term Service Award program, a defined benefit plan, for qualified employees in our German and United Kingdom operations.
Under the German plan, qualified employees receive a service gratuity (“Jubilee”) payment once they have reached a certain number of years of service. The Jubilee payment is determined based on 1/12th of the employee’s annual salary. The projected benefit obligation at December 31, 2006 was $4.9 million. The service cost as of January 1, 2007, amounts to approximately $263,000.
The rates assumed in the actuarial calculations for our defined benefit plan at December 31, 2006 are as follows:

Interest rate	4.5%
Salary increase	3.0%
Fluctuation rate	1.0% until age 49
The following table shows the expected future benefits to be paid.

2007	$340
2008	$846
2009	$594
2010	$1,433
2011	$905
Succeeding 5 Years	$2,531
Included in the $6.6 million future benefits to be paid under the Long-Term Service Award Plan is $5.0 million related to the long-term receivable discussed in Note 11.
Under the United Kingdom plan, qualified employees receive a service gratuity payment once they have reached 25 or 40 years of service. The payment is determined based on 1/25th or 1/40th of two months of the employee’s salary. The projected benefit obligation at December 31, 2006 was $1.3 million.
The rates assumed in the actuarial calculations for our United Kingdom defined benefit plan at December 31, 2006 are as follows:

Interest rate	5.0%
Salary increase	3.0%
Fluctuation rate	6.0%

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table shows the expected future benefits to be paid.

2007	$44
2008	$15
2009	$—
2010	$34
2011	$131
Succeeding 5 Years	$574
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
We accrue for ATZ based on current and future contracts.
The rates assumed by us in the actuarial calculations for the ATZ at December 31, 2006 are as follows:

Interest rate	4.5%
Salary increase	3.0%
Fluctuation rate	0.0%
At December 31, 2006, the accrual for ATZ was $1.6 million. The projected benefit obligation at December 31, 2006 was $1.6 million. The service cost as of January 1, 2007 amounts to approximately $40,000.
The following table shows the expected future benefits to be paid assuming 100% plan participation. The accrual included in our consolidated financial statements; however, represents an amount based upon expected plan participation.

2007	$1,010
2008	$752
2009	$241
2010	$345
2011	$922
Succeeding 5 Years	$4,267
  17. Stockholders’ Equity
We grant stock options and issue new shares under stock incentive plans and an employee stock purchase plan.
(a) Stock Option Plans
Stock-Based Compensation
On January 1, 2006, we adopted SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. This pronouncement applies to our incentive stock plan, including stock options and restricted stock units, and our employee stock purchase plan.
We elected the “modified prospective” method for our transition. Under this method, we recognized compensation cost beginning on January 1, 2006 (a) based on the requirements of SFAS No. 123R for all share-based payments granted after that date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
to that date that were unvested. No share-based employee compensation cost was recognized in the statement of operations for the years ended December 31, 2005 or 2004 for options granted because all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation costs were recognized for those periods for the employee stock purchase plan transactions. Compensation expense was recorded for the restricted stock units issued to our directors in the two preceding years because the stock is issued at no cost to the directors.
As a result of adopting SFAS No. 123R, our net loss from continuing operations before income taxes for the year ended December 31, 2006 was approximately $885,000 greater and our net income for the year ended December 31, 2006 was approximately $885,000 less than if we had continued to account for share-based compensation under APB 25. Basic and diluted loss per share from continuing operations for the same period are $.01 greater than if we had continued to account for share-based compensation under APB 25.
The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income to cash flow from operations, when using the indirect method for presenting the statement of cash flows. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the year ended December 31, 2006, we did not record any excess tax benefits or a corresponding increase to contributed capital because we have a net operating loss carry forward, and the tax benefit will not be recognized until the deduction is used to reduce current taxes payable.
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123R to options granted under our stock option plan in 2005 and 2004. For purposes of pro forma disclosures, the estimated fair value of the options is estimated using a Black-Scholes-Merton option pricing formula and the expense was allocated to the service period based on the accelerated attribution method, and all awards have graded vesting. For each of the two years ended December 31 pro forma option expense was as follows:

	2005	2004
Net income — as reported	$7,975	$4,519
Pro forma stock option expense	(1,618)	(1,374)

Net income — pro forma	$6,357	$3,145

Net income per common share — as reported (1)	$0.12	$0.07
Pro forma stock option expense	(0.02)	(0.02)

Net income per common share — pro forma	$0.09	$0.05

Net income assuming dilution per common share — as reported (1)	$0.12	$0.07
Pro forma stock option expense	(0.02)	(0.02)

Net income assuming dilution per common share — pro forma	$0.09	$0.05

(1)	Income per common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
Both SFAS No. 123 and SFAS No. 123R require measurement of fair value using an option-pricing model. We use the Black-Scholes-Merton model. All awards granted prior to July 1, 2005 maintain their grant-date value as calculated under SFAS No. 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. Prior to adopting SFAS No. 123R, we adjusted the pro forma expense for forfeitures only as they

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
occurred. The pro forma expense was allocated to the service period based on the accelerated attribution method, and all the awards have graded service vesting. Under the new standard, we may use a straight-line or accelerated attribution method and have elected to use the straight-line method for awards issued after January 1, 2006.
Restricted Stock Units
Restricted stock units (“RSU’s”) issued to directors are non-cash transactions. For the twelve months ended December 31, 2006, approximately 42,000 shares were issued to directors upon the vesting of RSU’s valued at approximately $0.1 million based on the grant date fair value.
The following table details the compensation expense for options, restricted stock units and the employee stock purchase plan for each of the three years ended December 31:

	2006	2005	2004
Employee stock purchase plan	$77	$—	$—
Stock options	748	—	—

Subtotal of expense subsequent to the adoption of FAS123R	825	—	—
Restricted stock units	60	57	44

Total stock compensation expense	$885	$57	$44

No stock compensation expense was capitalized as part of the cost of any asset during the years ended December 31, 2006 and 2005. In connection with the termination of approximately 10 employees on either December 31, 2006 or January 31, 2007, Glenayre extended the exercisable period post-termination for the employees’ vested options from 90 days after the date of termination to June 30, 2007. The extension of the exercisable period is considered a modification under SFAS No. 123R, and any incremental expense before and after the modification is considered the fair value of the modification and is included in compensation expense. Since all modified options are vested, the full amount of the incremental charge is recognized in the period of the modification. The incremental value of the modification to extend the exercisable period for 185,004 vested options is approximately $21,000 and was included in compensation expense for 2006.
(b) Incentive Stock Plans
We maintain an incentive stock option plan (the “1996 Plan”) that was approved by the stockholders, is administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and is used to promote the long-term financial interests and growth of the Glenayre. At December 31, 2006, we are authorized to grant up to 14,850,000 shares of our common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares under the 1996 Plan, which was amended in May 2006 to increase the number of shares available for grant by 3.0 million. Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons. We also are maintaining the 1991 incentive stock option plan (the “1991 Plan”) which had only one participant as of December 31, 2006 and no more awards will be granted under the 1991 Plan. Options are generally granted with an exercise price equal to the market price of our stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.
The 1996 Plan also provides for the grant of restricted stock units (“RSU’s”) to non-officer directors on an annual basis. RSU’s are intended to align the interest of directors and stockholders in enhancing the value of our common stock and to encourage such directors to remain with and to devote their best efforts to the Company. Through December 31, 2005, each non-officer director received a number of restricted stock units determined by dividing $9,000 by the fair market value of the common stock on the last trading day immediately preceding each Annual Meeting. Beginning in January 2006, non-officer directors received annual grants of RSU’s with an increased value of $18,000. One-third of the RSU’s vest immediately and the remainder vest on each of the first and second anniversaries of the grant.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Activity and price information regarding our incentive stock plan are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(In 000’s)	Price	Term	Value
Outstanding, December 31, 2005	6,067	$3.28
Granted	1,314	$2.82
Exercised	(1,118)	$1.40
Forfeited	(972)	$2.80
Expired	(320)	$8.43

Outstanding, December 31, 2006	4,971	$3.36	4.7 years	$1,789

Vested or expected to vest at December 31, 2006	4,798	$3.38	4.5 years	$1,783
Exercisable at December 31, 2006	3,592	$3.58	2.8 years	$1,721
The weighted average grant-date fair value of options granted during the year ended December 31, 2006 was $1.53 per share. The total intrinsic value of options exercised during the year ended December 31, 2006 was $2.6 million.
A summary of the status of the Company’s RSU’s (nonvested shares) as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

		Weighted-
		Average
	Shares	Grant-Date
	(in 000’s)	Fair Value
Nonvested at December 31,2005	66	$1.93
Granted	50	$3.05
Vested	(42)	$1.68
Forfeited	—	$—

Nonvested at December 31, 2006	74	$2.89

As of December 31, 2006, there was approximately $1.9 million of total unrecognized compensation cost related to all share-based compensation arrangements granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of RSU’s vested during the year ended December 31, 2006 was approximately $127,000.
Prior to adopting SFAS 123R on January 1, 2006, we followed APB 25 and related interpretations in accounting for employee stock options. Under APB 25, because the exercise price of our stock options generally equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized, other than as discussed in Note 2. The weighted average fair value of stock options, calculated using the Black-Scholes-Merton option-pricing model, granted during the two years ended December 31, 2005, and 2004 was $1.42 and $1.21 per option, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Prior and subsequent to the adoption of SFAS No. 123R, the fair value for these options was estimated at the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2006	2005	2004
Expected Life in Years	3.5 to 5.5	1 to 4	1 to 4
Risk Free Interest Rate	4.4 to 4.5%	4.4 to 4.5%	2.7 to 4.2%
Volatility	0.65 to 0.78	0.64	0.74
Dividend Yield	0.0%	0.0%	0.0%
In general, the expected life in years was based on the weighted average of historical grants assuming that outstanding options are exercised at the midpoint of the future remaining term, adjusted for current demographics. The risk free interest rate was the U.S. Treasury five-year spot rate for January 2006. Volatility was determined by using (i) the long-term volatility (mean reversion), (ii) the midpoint of historical rolling 3.53 year volatilities, (iii) the volatility of the most recent 3.53 year time period, (iv) the volatility of the most recent one-year period, (v) the implied volatility as seen in the open market place on January 3, 2006, (beginning of quarter), (vi) the range (min/max) of the implied volatility in the last 52 weeks, and (vii) Glenayre’s selection for volatility in the prior reporting year. We have not paid cash dividends since 1982 and do not anticipate paying cash dividends in the foreseeable future.
In December 2006, three Glenayre executives were granted 960,000 of options. In general, the expected life in years was based on the average of the assumption that all outstanding options will be exercised immediately upon full vesting and the assumption that all outstanding options will be exercised at the end of their full contractual term. The risk free interest rate was the U.S. Treasury monthly spot rates for the week ending December 8, 2006. Volatility was determined by using (i) the long-term volatility (mean reversion), (ii) the midpoint of historical rolling 5.50 year volatilities, (iii) the volatility of the most recent 5.50 year time period, (iv) the volatility of the most recent one-year period, (v) the implied volatility as seen in the open market place on December 14, 2006, and (vi) the range (min/max) of the implied volatility in the last 52 weeks.
(c) Employee Stock Purchase Plan
We use our Employee Stock Purchase Plan (the “ESP Plan”) to give employees an opportunity to purchase our common stock through payroll deductions, thereby encouraging employees to share in our economic growth and success. All regular full-time employees are eligible to enter the ESP Plan as of the first day of each six-month period beginning every February 1 and August 1. The calculation of the price for common stock is 85% of the lower of the closing price on the first day of the period (i.e. February 1 or August 1), or the last day of the period (i.e. July 31 or January 31). For the August 1, 2005 to January 31, 2006 period, the discounted stock purchase price was $3.315. For the February 1, 2006 to July 31, 2006 period, the discounted stock purchase price was $2.20. For the August 1, 2006 to January 31, 2007 period, the discounted stock price was $2.18. For the February 1, 2007 to July 31, 2007 period, the discounted stock purchase price will be the lower of $2.19 or 85% of the closing market price of the common stock on July 31, 2007. Several employees were terminated as of December 31, 2006, which were participants in the ESP Plan. The terminated employees are due a refund of the amounts that they contributed from August 1, 2006 until December 31, 2006 and refunds of approximately $57,000 were issued in January 2007.
(d) Stockholders Rights Agreement
In May 1997, our Board of Directors adopted a Preferred Shares Rights Agreement. The Preferred Shares Rights Agreement was amended on January 14, 1999 and June 2, 2000 (the “Amendments”) to provide special provisions with respect to the State of Wisconsin Investment Board (“SWIB”). Under the Preferred Shares Rights Agreement, the Board of Directors declared a dividend of one Right for each outstanding share of common stock to holders of record as of the close of business on June 12, 1997. Initially, the Rights will automatically trade with the common stock and will not be exercisable.
Except as provided in the Amendments with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of our outstanding common stock, or commences a tender or exchange offer that results in that

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
person or group acquiring such level of beneficial ownership, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, 1/100th of a share of Series A Junior Participating Preferred Stock. Each fractional preferred share will have economic and voting terms similar to those of one share of common stock, except as provided in the Amendments with respect to SWIB. In the event of such a tender offer or 15% or more stock acquisition, the Rights certificates, after a short period, will trade separately from the common stock and will be exercisable. Each Right, under certain circumstances, entitles the holder to purchase the number of shares of Glenayre common stock (or, at the discretion of the Board of Directors, shares of Series A Junior Participating Preferred Stock), which have an aggregate market value equal to twice the exercise price of $80. Under certain circumstances, the Board of Directors may exchange each outstanding Right for either one share of Glenayre common stock or 1/100th share of Series A Junior Participating Preferred Stock. The Board may also redeem the Rights at a price of $0.01 per Right.
In addition, except as provided in the Amendments with respect to SWIB, if any person or group acquires beneficial ownership of 15% or more of our outstanding common stock and Glenayre either merges with or into another company or Glenayre sells 50% or more of its assets or earning power to another company, each Rights holder (other than Rights owned by such person or group, which become void) is entitled to purchase, for an exercise price of $80, a number of shares of the surviving company which has a market value equal to twice the exercise price.
The Amendments provide that, instead of the 15% beneficial ownership threshold described above, SWIB’s beneficial ownership threshold is 20%. At the close of business on December 31, 2006 and 2005, SWIB owned approximately 9.7% and 8.6% of Glenayre’s outstanding common stock respectively.
The Rights will expire on May 21, 2007, unless redeemed earlier and, as recently reported, the Board of Directors has determined to allow the expiration of the Preferred Shares Rights Agreement in accordance with its terms without extension or replacement. No Series A Preferred Shares were issued or outstanding at December 31, 2006 or 2005.
(e) Other
Applicable German law restricts our German subsidiaries from paying dividends to the extent paying any such dividends would cause the net assets of the applicable subsidiary to be less than its nominal share capital. The nominal share capital of our German operating company subsidiary is €6 million. As of December 31, 2006, the net assets, excluding intercompany accounts and debt, of EDC’s European operation totaled €70.3 million.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
18. Income (Loss) per Common Share
The following table sets forth the computation of income (loss) from continuing operations per share:

	2006	2005	2004
Numerator:
Income (loss) from continuing operations before discontinued operations, gain on sale of Messaging business and extraordinary item	$(1,550)	$1,785	$(4,277)
Income (loss) from discontinued operations, net of income tax	(8,220)	6,190	8,796
Gain on sale of Messaging business — net of tax	6,127	—	—

Income (loss) before extraordinary item	$(3,643)	$7,975	$4,519
Extraordinary gain — net of tax	7,668	—	—

Net income	$4,025	$7,975	$4,519

Denominator:
Denominator for basic loss per share — weighted average shares	68,777	67,146	66,637
Effect of dilutive securities: stock options	—	2,262	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	68,777	69,408	66,637

Income (loss) per weighted average common share:
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.06)
Income (loss) from discontinued operations	(0.12)	0.09	0.13
Gain on sale of Messaging business — net of tax	0.09	—	—
Extraordinary gain — net of tax	0.11	—	—

Income per weighted average common share (1)	$0.06	$0.12	$0.07

Income (loss) per common share – assuming dilution:
Income (loss) from continuing operations	$(0.02)	$0.03	$(0.06)
Income (loss) from discontinued operations	(0.12)	0.09	0.13
Gain on sale of Messaging business — net of tax	0.09	—	—
Extraordinary gain — net of tax	0.11	—	—

Income per weighted average common share (1)	$0.06	$0.11	$0.07

Dilutive securities not included above due to anti-dilutive effect	1,368	—	1,677
Anti-dilutive securities not included above: stock options	1,930	1,253	3,231

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
  19. Commitments and Contingencies
Litigation
In addition to the legal proceedings discussed below, we are, from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of these matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of our future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.
EDC is currently not party to any material legal proceedings.
Shareholder Derivative Actions – On September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. On December 4, 2006, Gusinsky filed an amended complaint, and on January 22, 2007 Gusinsky filed a corrected amended complaint. The amended complaint, purportedly on behalf of the Company, alleges that the defendants breached their fiduciary duties by improperly backdating the grant of stock options between December 1994 and October 2002 and disseminating financial statements and proxy materials in violation of the securities laws and generally accepted accounting principles as a result of such allegedly improper grants. The corrected amended complaint further alleges that certain individual defendants concealed the alleged misconduct and were unjustly enriched as a result of their receipt and retention of the subject stock option grants. The plaintiff seeks to obtain, on behalf of the Company, an accounting, damages against all of the named individual defendants, disgorgement of all options and the proceeds thereof by those defendants who were recipients of the allegedly backdated options, and attorneys’ fees and costs. The plaintiff also seeks to have any stock option contract entered into between the Company and those defendants who were the recipients of the allegedly backdated options rescinded, and all executory contracts cancelled and declared void.
Following the Gusinsky Action, the Company’s Board of Directors established a Special Litigation Committee (SLC) of the Board to conduct a full investigation of the claims asserted in the action. The SLC engaged independent legal counsel and an independent accounting advisor to assist counsel by providing forensic accounting assistance in connection with the SLC’s investigation. The SLC expanded the scope of its review and examined all 51 grants made to directors or officers of the Company during the period 1993 through 2004 in greater depth to determine whether the Company had used the proper measurement dates in accounting for those grants. On January 26, 2007 and February 7, 2007, two additional, derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions are identical to each other, and assert the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws relating to those grants. The SLC expanded the scope of its review to include the claims asserted in Subsequent Actions.
As disclosed in the Explanatory Note immediately preceding Part I of this Form 10-K, the SLC completed its investigation on February 27, 2007 and, with one possible exception concerning the May 31, 2000 option grant, the SLC did not identify evidence of backdating of options, spring-loading (awarding grants before the release of positive material information), or bullet-dodging (awarding grants after the release of materially damaging information). The investigation did, however, reveal a series of administrative issues that, in 14 of the 51 grants to executives and directors from 1993 through 2003, had potential accounting implications as a result of the recording of improper option grant dates. With regard to all of these grants, including the May 31, 2000 grant, the SLC has concluded that there is no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Management and the Company’s Audit Committee have determined that the non-cash stock-based compensation expense for certain stock option grants was material to certain of the Company’s previously filed financial statements. Accordingly, on February 28, 2007 the Company determined that it is appropriate to restate its previously issued financial statements for the fiscal years ended 1993, 1994, 2000, 2001, 2002 and 2003 to reflect additional non-cash charges for stock-based compensation expense. For additional information regarding the restatement, see the Explanatory Note immediately preceding Part I of this 10-K and Note 2, “Restatement of Consolidated Financial Statements” to the consolidated financial statements.
The Company has obtained an extension of time until March 29, 2007 to respond or move with respect to the corrected amended complaint filed in the Gusinsky Action, and currently has at least until April 1, 2007 and April 8, 2007, respectively, to respond or move with respect to the complaints filed in the Subsequent Actions.
Discontinued Operations:
In connection with the licensing of our former Messaging division’s software products, our standard purchase and license agreements typically required us to defend and indemnify our customers against claims that our licensed programs infringe or misappropriate the intellectual property rights of third parties. Under these agreements, we agreed to indemnify, defend and hold harmless the customer in connection with patent, copyright, trade secret or mask works infringement claims made by third parties with respect to the customer’s authorized use of our licensed programs. In connection with the sale of substantially all of the assets comprising the Messaging business, the purchaser has assumed these purchase and license agreements and the associated indemnification obligations. In addition, as part of the sale of Messaging, the purchaser has agreed to indemnify us against any losses incurred by us arising out of or resulting from the indemnification obligations included in such purchase and license agreements.
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
On May 14, 2004, Jackson filed a motion with the trial court to set trial on remaining issues of contributory infringement and inducement to infringe Jackson’s patent. On June 29, 2004, the trial court ruled that there were no issues remaining between the parties and denied Jackson’s motion to set trial on remaining issues. Jackson filed an appeal with respect to this ruling and the appeal was argued before the United States Court of Appeals for the Federal Circuit on March 11, 2005. On April 11, 2006, the appellate court ruled on the appeal in our favor, affirming the trial court’s ruling of June 29, 2004 and dismissing Jackson’s claim for a second trial on other issues. On April 25, 2006, Jackson filed a request for rehearing en banc with the appellate court that was subsequently denied. Since that time, Jackson filed a petition for writ of certiorari to the Supreme Court of the United States seeking further appellate review of the decision. We filed a responsive brief in opposition to the Jackson petition on October 10, 2006. On November 13, 2006, the Supreme Court issued an order denying Jackson’s petition for writ of certiorari and this matter is now closed.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Operating Lease Commitments
We lease manufacturing, warehouse, and office facilities and equipment under operating leases. Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year,) related to our continuing operations for calendar years subsequent to December 31, 2006 are as follows:

2007	$8,306
2008	8,268
2009	8,255
2010	7,713
2011	7,426
Thereafter	24,834

Total	$64,802

Future minimum lease payments under operating leases (with minimum or remaining lease terms in excess of one year) related to discontinued operations are included in “Accrued Liabilities, discontinued operations” on our consolidated balance sheet and excluded from the above schedule. The office leases include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for the facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater and is non-cancelable. Contingent rentals are estimated based on provisions in the lease and historical trends. Rent expense for continuing operations was approximately $8.5 million, $4.1 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Minority Shareholder Put Options
EDC’s limited liability company agreement grants minority members put option rights such that they can require EDC or Glenayre Electronics, Inc. to purchase the minority member interest in EDC. The put options, which cover both the 2.01% of EDC’s outstanding Common Units owned by two key employees and EDC’s outstanding profits interests, can be exercised during a 5 year period beginning on the Put Trigger Date (as defined in the agreement) in the event EDC shall not have consummated an initial public offering prior to the Put Trigger Date. The Put Trigger Date is the earlier of May 31, 2015 or the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distributions agreements with Universal Music Group, are extended to a term ending on or after May 31, 2018. The purchase price for any member interest purchased as a result of the put option is the Fair Market Value (as defined in the agreement) on the date of the put notice.
Employee Contracts
Certain executives have contracts that generally provide benefits in the event of termination or involuntary termination for “good reason” accompanied by a change in control of Glenayre or certain subsidiaries.
Other Commitments
Under the terms of the share purchase agreement, described in Note 3, EDC must pay to Universal 75% of the profit earned during the first term, and 50% of the profit earned during the first renewal term on the revenue derived from two third party distribution services agreements assumed as part of the acquisition. The initial term of the agreement with the first third party expired July 31, 2005 and was renewed for one annual term. The initial term of the agreement with the second third party expired December 31, 2005 and was renewed for a two-year term. The profit is defined as earnings before interest and taxes. The contingent consideration included in the purchase price totals €4.5 million ($5.6 million) consisting of €3.9 million ($4.9 million) for actual consideration from the date of purchase through December 31, 2006 and €0.6 million ($0.7 million) for estimated consideration due for the remaining 12 months through December 31, 2007, using the May 2005 Euro to US dollar exchange rate of 1.2474. Additional adjustments to the purchase price will be recorded in future periods when the amounts become probable and determinable. Included in accrued liabilities in our consolidated balance sheet at December 31, 2006 are

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
approximately €0.2 million ($0.2 million) for consideration earned but not paid as of December 31, 2006, and €0.6 million ($0.8 million) for the estimated amount payable for the 12 months ended December 31, 2007, using the December 31, 2006 Euro to US dollar exchange rate of 1.3203.
At December 31, 2006, we had approximately $9.6 million of outstanding unconditional purchase commitments mainly to our suppliers of inventories and equipment.
20. Segment Reporting
During 2006, we had two reportable segments: EDC and Messaging. On December 31, 2006, we sold substantially all of the assets comprising the Messaging business. All prior period information has been restated to present the operations of this segment as discontinued operations. The EDC segment, our only remaining segment, consists of our CD and DVD manufacturing and distribution operations. We have two product categories: product representing the manufacturing of CDs and DVDs and services representing our distribution of CDs and DVDs.
Universal accounted for revenues of $302.5 million and $172.5 million for the years ended December 31, 2006 and 2005, respectively, are included in EDC revenues above and was the only customer to exceed 10% of total revenues.
Geographic Area

	Year Ended December 31, 2006
	Revenues		Long-lived Assets
	2006	2005	2006	2005
United States	$140,326	$94,150	$51,488	$52,919
United Kingdom	38,889	—	832	—
Germany	168,722	95,438	65,063	60,087
Other	591	—	—	—

Consolidated	$348,528	$189,588	$117,383	$113,006

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Long-lived assets include property, plant and equipment and intangible assets.
21. Interim Financial Data—Unaudited

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
			(2)	(3)
2006 (1)
Total revenues	$70,076	$73,585	$85,040	$119,827
Gross profit	10,440	13,134	15,418	26,961
Income (loss) from continuing operations	(3,798)	(2,944)	87	5,105
Income (loss) from continuing operations per
weighted average common share	(0.06)	(0.04)	—	0.07
Income (loss) from continuing operations per common share–assuming dilution	(0.06)	(0.04)	—	0.07
Net income (loss)	(6,923)	(4,827)	7,973	7,802
2005 (1)
Total revenues	$—	$20,007	$75,909	$93,672
Gross profit	—	2,729	14,161	21,412
Income (loss) from continuing operations	(925)	(4,630)	1,811	5,529
Income (loss) from continuing operations per weighted average common share	(0.01)	(0.07)	0.03	0.08
Income (loss) from continuing operations per common share–assuming dilution	(0.01)	(0.07)	0.03	0.08
Net income (loss)	1,790	(2,090)	2,542	5,733
Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

(1)	Due to the sale of substantially all of the assets of our Messaging business on December 31, 2006, the results of the Messaging business have been reclassified from continuing operations to discontinued operations for all periods presented.

(2)	Net income for the quarter ended September 30, 2006 includes an extraordinary gain of $6.9 million from the acquisition of our UK operations. See Note 3 for additional details.

(3)	Net income for the quarter ended December 31, 2006 includes an adjustment to the extraordinary gain of $0.8 million associated with the acquisition of the UK operations and a gain of $6.1 million on the sale of our Messaging business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.
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
As of the end of the period covered by this report, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. In accordance with guidance promulgated by the Office of the Chief Accountant of the Division of Corporate Finance of the Securities and Exchange Commission on June 24, 2004, the Company excluded from its assessment of internal control over financial reporting its UK operations which was acquired on July 21, 2006. For information concerning the significance of the UK operations to the Company’s consolidated financial statements, see Note 20 to the Company’s consolidated financial statements.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its Report included herein.
Management’s Consideration of the Restatement
As noted elsewhere in this report, the Company has restated certain financial statements for prior periods to reflect previously unrecorded non-cash stock-based compensation expense as a result of an internal investigation of the Company’s practices with respect to the granting of stock options since 1993. In evaluating the Company’s internal control over financial reporting and disclosure controls and procedures as of December 31, 2006, the Company’s management took into account the conclusions reached pursuant to the investigation and concluded that such prior practices did not represent a material weakness in the Company’s internal controls over financial reporting or its disclosure controls and procedures as of December 31, 2006. As a result of the restatement, the Company’s management reevaluated the Company’s internal controls over financial reporting and disclosure controls and procedures relating to stock option grant practices at December 31, 2005 and concluded that no material weakness related to such practices existed as of such date. Since 2003, the Company’s internal controls over financial reporting and disclosure controls and procedures relating to stock option grant practices have been improved as part of the Company’s regular review of such controls and procedures, through additional documentation of the grant making process, training regarding such process and use of a consistent approach.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Glenayre Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Glenayre Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Entertainment Distribution Company, Blackburn, which was acquired on July 21, 2006 and is included in the 2006 consolidated financial statements of Glenayre Technologies, Inc. and constituted 15% of total assets as of December 31, 2006 and 12% of revenues for the year then ended. Our audit of internal control over financial reporting of Glenayre Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Entertainment Distribution Company, Blackburn.
In our opinion, management’s assessment that Glenayre Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Glenayre Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 29, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 29, 2007

ITEM 9B. OTHER INFORMATION
None.
PART III
Items 10 through 14 are incorporated herein by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE OFFICERS OF THE REGISTRANT,” “ELECTION OF DIRECTORS,” “COMMITTEES OF THE BOARD OF DIRECTORS – Audit Committee,” “CODE OF ETHICS,” “EXECUTIVE COMPENSATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “INDEPENDENT PUBLIC ACCOUNTANTS—Audit and Non-Audit Fees” in our Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements: See “Index to Consolidated Financial Statement” in Part II, Item 8 on page 32 of this Form 10-K.
     (2) Exhibits: the exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2007.

GLENAYRE TECHNOLOGIES, INC.
By /s/ James Caparro
James Caparro
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2007:

/s/ James Caparro James Caparro
President, and Chief Executive Officer
(Principal Executive Officer)

/s/ Jordan Copland Jordan Copland
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ Clarke H. Bailey Clarke H. Bailey
Director and Chairman

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

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

4.1	Preferred Shares Rights Agreement dated May 21, 1997 between the Company and American Stock Transfer & Trust Company, was filed on May 22, 1997 as Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A, File No. 0-15761, and is incorporated herein by reference.

4.2	Amendment dated January 14, 1999, to the Preferred Shares Rights Agreement dated May 21, 1997 was filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 14, 1999 and is incorporated herein by reference.

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of the Company filed May 23, 1997 was filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997 and is incorporated herein by reference.

4.4	Second Amendment dated June 2, 2000 to the Preferred Shares Rights Agreement dated May 21, 1997 was filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2000 and is incorporated herein by reference.

10.1	Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 16, 1994 and is incorporated herein by reference. *

10.2	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference. *

10.3	Executive Severance Benefit Agreement dated April 28, 2004 between the Company and Bruce M. Bales (the “Bales Agreement”) was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and is incorporated herein by reference. Executive Severance Benefit Agreements, between the Company and individually with Debra Ziola (dated August 1, 2001), Rolf Madson (dated May 17, 2002), and Matthew K. Behrent (dated August 26, 2005) are identical, in all material respects, with the Bales Agreement and are not filed as exhibits. *

10.4	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference. *

Exhibit
Number	Exhibit Description
10.5	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. *

10.6	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. *

10.7	Form of Stock Option Agreement for Registrant’s 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference. *.

10.8	Glenayre Technologies, Inc. Incentive Plan dated March 8, 2005 was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2005 and is incorporated herein by reference. *

10.9	Credit Agreement dated May 31, 2005 among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.10	Cash Collateral Agreement dated May 31, 2005 between Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.11	Limited Liability Company Agreement of Entertainment Distribution Company, LLC was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.12	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and James Caparro was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.13	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and Thomas Costabile was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.14	Letter agreement among Glenayre Electronics, Inc., James Caparro and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.15	U.S. CD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.16	U.S. HDFD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.17	Manufacturing and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.18	U.S. Distribution and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

Exhibit
Number	Exhibit Description
10.19	Distribution and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.20	Matthew K. Behrent Offer Letter was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference. *

10.21	Service Contract among Glenayre Electronics, Inc., Glenayre Electronics (UK) Ltd. and Roger Morgan was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference. * Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.22	Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.23	Letter Agreement between Entertainment Distribution Company, LLC and John V. Madison dated December 15, 2005 was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference. *

10.24	The second Amendment to the Credit Agreement dated May 20, 2006 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrants’ current report on Form 8-K dated June 21, 2006 and is incorporated herein by reference.

10.25	Glenayre 1996 Incentive Stock Plan, as amended effective May 23, 2006 was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and is incorporated herein by reference.

10.26	Share Purchase Agreement dated July 21, 2006, by and among DGMS Blackburn Holdings Limited, EDC UK Holdings Limited, Entertainment Distribution Company, LLC, Glenayre Electronics, Inc. and Rank Leisure Holdings Limited was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and is incorporated herein by reference.

10.27	Amendment dated November 6, 2006 among James Caparro, Glenayre Technologies, Inc. and Glenayre Electronics, Inc. to that certain letter agreement dated May 9, 2005 was filed as Exhibit 10.1 to the Registrants’ current report on Form 8-K dated November 3, 2006 and is incorporated herein by reference. *

10.28	Letter Agreement between Jordan Copland and Glenayre Technologies, Inc. dated December 12, 2006 was filed as Exhibit 10.1 to the Registrants’ current report on Form 8-K dated December 12, 2006 and is incorporated herein by reference.*

10.29	Asset Purchase Agreement dated December 14, 2006 by and among Glenayre Technologies, Inc., Glenayre Electronics, Inc., IP Unity Peach, Inc. and IP Unity was filed as Exhibit 10.1 to the Registrants’ current report on Form 8-K dated December 31, 2006 and is incorporated herein by reference.

21.1	Subsidiaries of the Company is filed herewith.

23.1	Consent of Ernst & Young LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management Contract

**	Portions of this document are confidential and have been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.