Form 10-Q
period 2007-03-31
GLENAYRE TECHNOLOGIES INC
filed 2007-05-10
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 7, 2007 was 69,906,720 shares.

Glenayre Technologies, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Glenayre Technologies, Inc.
We have reviewed the condensed consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Glenayre Technologies, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Indianapolis, Indiana
May 7, 2007

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
	(In thousands, except share data)
Current Assets:
Cash and cash equivalents	$76,897	$96,088
Restricted cash	1,639	1,972
Accounts receivable, net of allowances for doubtful accounts of $577 and $558 for 2007 and 2006, respectively	47,456	43,677
Current portion of long-term receivable	1,174	1,933
Inventories, net	8,785	8,684
Prepaid expenses and other current assets	16,675	15,850
Current assets, discontinued operations	682	946

Total Current Assets	153,308	169,150
Restricted cash	23,448	22,390
Property, plant and equipment, net	57,503	59,219
Long-term receivable	3,933	4,078
Goodwill	2,382	2,382
Intangible assets	56,539	58,164
Deferred income taxes	2,538	2,943
Other assets	5,923	5,910

TOTAL ASSETS	$305,574	$324,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,208	$30,233
Accrued and other liabilities	37,630	35,799
Income taxes payable	3,985	13,981
Deferred income taxes	75	262
Loans from employees	1,147	1,250
Current portion of long-term debt	22,452	22,157
Accrued liabilities, discontinued operations	1,286	5,594

Total Current Liabilities	90,783	109,276
Other non-current liabilities	9,455	4,151
Loans from employees	3,107	4,216
Long-term debt	44,192	43,959
Pension and other defined benefit obligations	36,745	35,774
Deferred income taxes	7,795	8,663

Total Liabilities	192,077	206,039
Minority interest in subsidiary company	5,662	5,412
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2007 — 69,630,969 shares; 2006 — 69,325,780 shares	1,393	1,387
Additional paid in capital	369,140	368,493
Accumulated deficit	(264,130)	(258,199)
Other comprehensive income	1,432	1,104

Total Stockholders’ Equity	107,835	112,785

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,574	$324,236

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

	(In thousands, except per share amount)
REVENUES:
Product sales	$64,469	$49,691
Service revenues	19,541	20,385

Total Revenues	84,010	70,076

COST OF REVENUES:
Cost of sales	57,763	44,591
Cost of services	15,403	15,380

Total Cost of Revenues	73,166	59,971

GROSS PROFIT	10,844	10,105
OPERATING EXPENSES:
Selling, general and administrative expense	15,232	11,725
Amortization of intangible assets	2,034	1,755

Total Operating Expenses	17,266	13,480

OPERATING LOSS	(6,422)	(3,375)

OTHER INCOME (EXPENSE):
Interest income	1,157	1,048
Interest expense	(1,299)	(1,411)
Loss on currency swap, net	(357)	(727)
Gain on currency transaction, net	109	413
Other gain (loss), net	11	(8)

Total Other Income (Expense)	(379)	(685)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND GAIN ON SALE OF MESSAGING BUSINESS	(6,801)	(4,060)
Income tax benefit	(86)	(263)

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND GAIN ON SALE OF MESSAGING BUSINESS	(6,715)	(3,797)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(304)	(3,125)
GAIN ON SALE OF MESSAGING BUSINESS, NET OF TAX	1,088	—

NET LOSS	$(5,931)	$(6,922)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.10)	$(0.06)
Loss from discontinued operations	—	(0.05)
Gain on sale of Messaging	0.02	—

Net loss per weighted average common share	$(0.09)	$(0.10)

INCOME (LOSS) PER COMMON SHARE — ASSUMING DILUTION
Loss from continuing operations	$(0.10)	$(0.06)
Loss from discontinued operations	—	(0.05)
Gain on sale of Messaging	0.02	—

Net loss per weighted average common share	$(0.09)	$(0.10)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

					Accumulated Other
					Comprehensive Income
					(Loss)
					Pension and
	Common Stock				Other	Currency
			Additional	Accumulated	Benefit	Translation	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Obligations	Adjustment	Income

Balances, December 31, 2006	69,326	$1,387	$368,493	$(258,199)	$(1,143)	$2,247
Net loss	—	—	—	(5,931)	—	—	$(5,931)
Foreign currency translation	—	—	—	—	(8)	331	323

Comprehensive income	—	—	—	—	—	—	$(5,608)

FAS 158 Post-retirement benefit obligation adjustment	—	—	—	—	5	—
Shares issued for ESP Plan, other awards and option exercises	305	6	647	—	—	—

Balances, March 31, 2007	69,631	$1,393	$369,140	$(264,130)	$(1,146)	$2,578

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,931)	$(6,922)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on sale of messaging business	(1,088)	—
Depreciation and amortization	5,268	5,296
Stock compensation expense	348	383
Unrealized loss on currency swap	357	727
Foreign currency transaction gain	(109)	(394)
Other	357	134
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(472)	1,159
Accounts receivable	(3,527)	(5,379)
Inventories	(65)	486
Prepaid and other current assets	(379)	(606)
Long-term receivables	958	4,283
Goodwill and intangible assets	—	(356)
Other assets	(69)	(68)
Accounts payable	(6,087)	3,074
Deferred revenue	—	(4,430)
Accrued liabilities and income taxes payable	(7,050)	(563)
Other liabilities	632	725

NET CASH USED IN OPERATING ACTIVITIES	(16,857)	(2,451)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,274)	(4,866)

NET CASH USED IN INVESTING ACTIVITIES	(1,274)	(4,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee loans	—	108
Repayment of employee loans	(1,267)	(1,132)
Repayment of capital lease obligations	(117)	—
Issuance of common stock	304	945

NET CASH USED IN FINANCING ACTIVITIES	(1,080)	(79)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	20	458

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,191)	(6,938)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,088	78,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,897	$71,865

See Notes to Condensed Consolidated Financial Statements.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)

1.	Business and Basis of Presentation
Glenayre Technologies, Inc. and its wholly owned and controlled majority owned subsidiaries (“Glenayre”) is a multi-national company in the entertainment industry. We have one reportable business segment operated by our subsidiary, Entertainment Distribution Company (“EDC”). The EDC segment provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group.
Our operations formerly included our Wireless Messaging (“Paging”) business, which we began exiting in May 2001, and our Glenayre Messaging (“Messaging”) business, substantially all of the assets of which were sold in December 2006. Consequently, the operating results of the Paging and Messaging segments are reported as discontinued operations in the accompanying financial statements.
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
The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements of the Company and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The financial statements include the accounts of Glenayre and its wholly owned as well as our controlled majority owned subsidiaries and have been prepared from records maintained by Glenayre and its subsidiaries in their respective countries of operation. The ownership interest of minority investors is recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation. The Company does not have any equity or cost method investments.

2.	Use of Estimates
The preparation of financial statements in conformity with U.S. accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Reclassifications
Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

4.	Inventories
Inventories, net of reserves, related to our continuing operations at March 31, 2007 and December 31, 2006 consisted of:

	March 31,	December 31,
	2007	2006
Raw materials	$7,279	$7,417
Finished goods	844	315
Work in process	662	952

Total	$8,785	$8,684

At March 31, 2007 and, December 31, 2006 reserves were approximately $1.0 million and $1.1 million, respectively.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)

5.	Recently Adopted Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted FIN 48. The adoption of FIN 48 had no impact on our results of operations or financial condition. See Note 8 for further discussion.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements, which is effective beginning in fiscal year 2008.

6.	Currency Rate Swap
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from our loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the currency swap does not qualify for hedge accounting and, as a result, we report the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings.

7.	Discontinued Operations
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
During the first quarter of 2007, we recorded a gain of $1.1 million from the transfer of four international subsidiaries to IP Unity. Under the Agreement, we transferred the outstanding equity of our subsidiaries in Hong Kong, South Africa and Netherlands and substantially all of the assets of our Singapore subsidiary to IP Unity. As noted in the following table, we have recorded a net gain of $454,000 as a result of these transfers. Also, during the first quarter, we completed the calculation of the closing working capital adjustment which resulted in the recording of a receivable for these additional proceeds and a resulting gain of $634,000. This gain is also reflected in the table below. As part of the gain, we have recorded a net receivable of $539,000 due from the purchaser representing cash assumed by the purchaser and cash provided by Glenayre for normal operating expenses incurred by us for the continued operation of the international operations prior to their final transfer to IP Unity. Finally, the transfer of the remaining four additional subsidiaries is expected to close during the second quarter of 2007.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)
At March 31, 2007 and December 31, 2006, we recorded an estimated gain on the sale as follows:

	December 31,		March 31,
	2006	Adjustments	2007
Assets Sold and Liabilities Assumed
Cash	$—	$491	$491
Accounts receivable	8,210	—	8,210
Inventory	7,393	—	7,393
Other current assets	416	610	1,026
Fixed assets	8,223	—	8,223
Accounts payable	(2,388)	(248)	(2,636)
Accrued liabilities	(2,288)	(761)	(3,049)
Deferred revenue	(2,747)	—	(2,747)

	$16,819	$92	$16,911
Other write-offs and expenses	54	(7)	47
Estimated closing costs	2,000	—	2,000

	$18,873	$85	$18,958
Receivables due from purchase	$—	$1,173	$1,173
Proceeds	$25,000	$—	$25,000

Gain on sale	$6,127	$1,088	$7,215

The operating results of the Messaging segment are classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining Messaging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of March 31, 2007 and December 31, 2006.
Results for Messaging discontinued operations consist of the following:

	March 31,	March 31,
	2007	2006

Net sales	$—	$16,370
Loss from discontinued operations:
Loss from operations before income taxes	(262)	(2,610)
Provision for income taxes	107	267

Loss from operations	$(369)	$(2,877)

Gain on disposal before income taxes	1,088	—
Provision for income taxes	—	—

Gain on disposal of discontinued operations	1,088	—

Income (loss) from discontinued operations	$719	$(2,877)

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

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)
Loss from discontinued operations in the condensed consolidated statement of operations includes a income of $65 for the period ended March 31, 2007 and a loss of $248 for the period ended March 31, 2006 from our Paging discontinued operations.
The major classes of assets and liabilities, including the international operations to be transferred in 2007 included as part of the Messaging disposal group are reported as Discontinued Operations on our consolidated balance sheet are as follows:

	March 31,	December 31,
	2007	2006
Current Assets
Accounts receivable	$—	$288
Tax receivable	221	397
Prepaid assets	120	140
Other current assets	341	121

	$682	$946

Current Liabilities
Accounts payable	$62	$240
Accrued Messaging transaction costs	103	1,886
Accrued employee wages and benefits	319	768
Accrued income and other taxes	658	686
Accrued other	124	1,930

	$1,266	$5,510

Our condensed consolidated balance sheets included liabilities of $20 and $65 related to our discontinued Paging operations at March 31, 2007 and December 31, 2006, respectively.

8.	Income Taxes
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48). Pursuant to FIN No. 48,we identified, evaluated, and measured the amount of income tax benefits to be recognized for all of its income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flow.
Total unrecognized tax benefits as of the date of adoption were $4.9 million, consisting of $3.6 million of taxes, $0.2 million of penalties and $1.1 million of accrued interest. If recognized, all benefits would have an impact on our effective tax rate. Of the $4.9 million of unrecognized tax benefits, $0.5 million of taxes relate to continuing operations, whereas $4.4 million of the balance are in regards to discontinued operations. Pursuant to FIN 48, these benefits have been reclassified from current to non-current liabilities on the balance sheet to the extent the liability is not expected to be settled within the next 12 months. The amount of tax liability reclassified from Current Tax Payable to Noncurrent Tax Payable as of January 1, 2007 is $4.9 million.
Of the unrecognized tax benefits noted above, it is anticipated that over the next 12 months various statutes of limitation will expire effecting a $2.2 million reduction in the unrecognized tax benefits, consisting of $1.6 million in taxes, $0.2 million in penalties and $0.4 million in accrued interest on these balances. The nature of these uncertainties relates primarily to transfer pricing. All of these uncertainties relate to discontinued operations.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. There are no income tax examinations currently in process in any of the jurisdictions in which we file returns. Statutes of limitations remain open for all years beginning with 1999 for US federal and state purposes due to unutilized net operating losses; for 1999 and all years beginning with 2001 for Canada due to unutilized net

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)
operating losses; all years beginning with 2005 for Germany, and all years beginning with 2006 for the United Kingdom.
FIN 48 permits us to prospectively change our accounting policy as to where penalties and interest on tax liabilities are classified on the consolidated statements of income. Effective January 1, 2007, we confirmed our accounting policy to continue to classify penalties and interest on tax liabilities in “provision for income taxes” on the consolidated statements of income consistent with prior period classifications.

9.	Employee Benefit Plans
Net pension and post-retirement benefit costs consisted of the following components:

	Three Months Ended March 31,
	2007	2006
Service cost	$258	$228
Interest cost on APBO	348	280
Amortization of prior service costs	—	(64)
Amortization of actuarial loss	—	8

	$606	$452

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)

10.	Income (Loss) Per Common Share
The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended March 31,
	2007	2006
Numerator:
Loss from continuing operations before discontinued operations, and gain on sale of Messaging business	$(6,715)	$(3,797)
Loss from discontinued operations, net of income tax	(304)	(3,125)
Gain on sale of Messaging business	1,088	—

Net loss	$(5,931)	$(6,922)

Denominator:
Denominator for basic loss per share — weighted average shares	69,496	68,178
Effect of dilutive securities: stock options	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	69,496	68,178

Loss per weighted average common share:
Loss from continuing operations	$(0.10)	$(0.06)
Loss from discontinued operations	—	(0.05)
Gain on sale of Messaging business	0.02	—

Loss per weighted average common share (1)	$(0.09)	$(0.10)

Loss per common share — assuming dilution:
Loss from continuing operations	$(0.10)	$(0.06)
Loss from discontinued operations	—	(0.05)
Gain on sale of Messaging business	0.02	—

Loss per weighted average common share (1)	$(0.09)	$(0.10)

Dilutive securities not included above due to anti-dilutive effect	561	2,612
Anti-dilutive securities not included above: stock options	3,260	2,278

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented
There were no shares of potential common stock included in the calculation of diluted loss per share for the three months ended March 31, 2007 an March 31, 2006, as their effect would be anti-dilutive.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)

11.	Commitments and Contingencies
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
Shareholder Derivative Actions — As previously reported, on September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of the Company, alleges that the defendants breached their fiduciary duties by improperly backdating the grant of stock options between December 1994 and October 2002 and disseminating financial statements and proxy materials in violation of the securities laws and generally accepted accounting principles as a result of such allegedly improper grants. The amended complaint further alleges that certain individual defendants concealed the alleged misconduct and were unjustly enriched as a result of their receipt and retention of the subject stock option grants. The plaintiff seeks to obtain, on behalf of the Company, an accounting, damages against all of the named individual defendants, disgorgement of all options and the proceeds thereof by those defendants who were recipients of the allegedly backdated options, and attorneys’ fees and costs. The plaintiff also seeks to have any stock option contract entered into between the Company and those defendants who were the recipients of the allegedly backdated options rescinded, and all executory contracts cancelled and declared void. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions are identical to each other, and assert the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws relating to those grants.
As previously reported, the SLC completed its investigation on February 27, 2007 and concluded that there is no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants. In addition, on February 28, 2007 the Company determined that it was appropriate to restate its previously issued financial statements for the fiscal years ended 1993, 1994, 2000, 2001, 2002 and 2003 to reflect additional non-cash charges for stock-based compensation expense, which was done so in our Annual Report on Form 10-K for the year ended December 31, 2006.
The Company has obtained an extension of time until May 30, 2007 to respond or move with respect to the corrected amended complaint filed in the Gusinsky Action, and will likely have sixty days from such time as the court determines a motion filed by plaintiffs to consolidate the Subsequent Actions to respond or move with respect to the complaints filed in the Subsequent Actions.

12.	Segment Reporting
We have only one reportable segment EDC, which consists of our CD and DVD manufacturing and distribution operations. We have two product categories: product representing the manufacturing of CDs and DVDs and services representing our distribution of CDs and DVDs. The interim results are not necessarily indicative of estimated results for a full fiscal year. For EDC, the first half of each calendar year is typically the lowest point in the revenue cycle in the entertainment industry.

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except per Share Amounts)
(Unaudited)
We had one customer who accounted for revenues of $66.0 million or 78.6% for the three months ended March 31, 2007 and $66.0 million or 94.2% for the three months ended March 31, 2006. This was the only customer to exceed 10% of total revenues.
Geographic Area

	Three Months Ended March 31,

	Revenues
	2007	2006
United States	$30,139	$35,498
United Kingdom	14,908	63
Germany	37,910	33,147
Other	1,053	1,368

Consolidated	$84,010	$70,076

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
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.
Overview
Revenues for the first quarter of 2007 and 2006 were $84.0 million and $70.1 million, respectively. We recorded a net loss of $5.9 million for the first quarter of 2007 compared to a net loss of $6.9 million in the first quarter of 2006. The results for the first quarter of 2007 include a loss from continuing operations of $6.7 million, losses from discontinued operations of $0.3 million and an additional gain of $1.1 million on the sale of the Messaging business. The results for the first quarter of 2006 included losses of $3.8 million from continuing operations and a loss from discontinued operations of $3.1 million. The results of our UK operations have been included since their acquisition on July 21, 2006.
On December 31, 2006, we sold substantially all of the assets comprising Messaging business, our other reportable segment. The sale of the U.S. Messaging assets closed on December 31, 2006, with the transfer of certain international locations closing during the first quarter of 2007 and the remainder scheduled to close before the end of the second quarter of 2007. All prior period information has been restated to present the operations of this segment as discontinued operations.

Results of Continuing Operations
The following table sets forth our operating results as a percentage of total revenues for the periods indicated. With the sale of substantially all of the assets comprising our Messaging segment on December 31, 2006, all results for this segment have been reported as results from discontinued operations for all periods presented. Therefore, the following table includes only the continuing operations of the Company, comprised of the EDC segment.

	Three Months Ended March 31,
	2007	2006
	(Percentage of Revenues)
REVENUES:
Product	76.7%	70.9%
Services	23.3%	29.1%

Total Revenues	100.0%	100.0%
COST OF REVENUES:
Product	68.8%	63.6%
Services	18.3%	21.9%

Total Cost of Revenues	87.1%	85.5%

GROSS PROFIT	12.9%	14.5%
OPERATING EXPENSES:
Selling, general and administrative	18.1%	16.7%
Amortization of intangible assets	2.4%	2.5%

Total Operating Expenses	20.5%	19.2%

OPERATING LOSS	-7.6%	-4.7%
OTHER INCOME (EXPENSE):
Interest income	1.4%	1.5%
Interest expense	-1.5%	-2.0%
Loss on currency swap, net	-0.4%	-1.0%
Transaction gain, net	0.1%	0.6%
Other income (expense)	0.0%	0.0%

Total Other Expenses	-0.4%	-0.9%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND GAIN ON SALE OF MESSAGING BUSINESS	-8.0%	-5.6%
Provision for income taxes	-0.1%	-0.4%

LOSS FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND GAIN ON SALE OF MESSAGING BUSINESS	-7.9%	-5.2%
LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAX	-0.4%	-4.5%
GAIN ON SALE OF MESSAGING BUSINESS, NET OF INCOME TAX	1.3%	0.0%

NET LOSS	-7.0%	-9.7%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
With the sale of substantially all of the assets comprising our Messaging segment on December 31, 2006, all results for this segment have been reported as results from discontinued operations for all periods presented. Therefore, the following discussion includes only the continuing operations of the Company, the EDC segment.
Revenues. Revenues for the three months ended March 31, 2007 were $84.0 million compared to $70.1 million for the three months ended March 31, 2006. Product revenues were $64.5 million in the first quarter of 2007 compared to $50.0 million in the first quarter of 2006. The increase is primarily due to revenues from our UK operations which were acquired in July 2006 and increased revenues from our central European operations, offset by a decline in our U.S. operations volumes. Our central European operation volumes increased only slightly, but revenues were favorably impacted by the strengthening of the Euro from the first quarter of 2006. U.S. operations CD volumes were down 16.7%, offset only partially by an increase in DVD volumes resulting in a 14.0% decline in U.S. revenues. The decline in CD volumes was primarily due to a soft release schedule from our primary customer.

Service revenues were $19.5 million in the first quarter of 2007 compared to $20.4 million for the first quarter of 2006. The decrease was primarily due to a 20.8% decline in U.S. operations volumes and a 19.5% decline in revenues. As was the case with product revenues, this decline is a reflection of a soft release schedule from our primary customer. Our central European service volumes were down slightly, but revenues improved 4.1% due to the strengthening of the Euro.
Gross Margins on Product Sales and Services. Gross margins were 12.9% of revenues during the first quarter of 2007 compared to 14.5% of revenues in the first quarter of 2006. Gross profits on product revenue were $6.7 million, or 10.4% of revenues in the first quarter of 2007 compared to $5.1 million or 10.3% of revenue in the first quarter of 2006. The increase was primarily due to gross profit from our UK operations acquired in July 2006, combined with improved profits in our central European operations. Despite lower volumes in 2007, gross profit as a percent of sales in our U.S. operations was not negatively impacted. Gross profits on service revenues were $4.1 million or 21.2% of revenues in the first quarter of 2007 compared to $5.0 million or 24.6% of revenues in the 2006 period. The decrease is primarily due to volume declines is the U.S. operations, which we were not able to fully offset with cost reductions. In line with revenues, central European gross profits were up slightly.
Selling, General and Administrative Expense (SG&A). SG&A expense was $15.2 million in the first quarter of 2007 compared to $11.7 million in the first quarter of 2006. The increase is primarily due to higher professional fees primarily related to our stock option investigation and on-going options litigation, combined with SG&A costs from our UK operation acquired in 2006, and internal and external costs related to SOX compliance.
Amortization of Intangible Assets. Amortization expense was $2.0 million in the first quarter of 2007 compared to $1.8 million in the first quarter of 2006. The increase is due to our finalizing the purchase accounting valuation for our acquisition of EDC during the second quarter of 2006. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements that EDC entered into with Universal with original 10 year terms as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Expense. Interest expense in the first quarter of 2007 period was $1.3 million compared to $1.4 million in the first quarter of 2006. The decrease was primarily due to a lower outstanding balance of $35.0 million at March 31, 2007, offset by higher interest rates in the 2007 period. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our deferred acquisition liability with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan.
Gains (Losses) on Currency Swap, net. We recorded losses of $0.4 million and $0.7 million in the first quarter of 2007 and 2006, respectively, on our currency swap. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Transaction Gains (Losses), net. We recorded gains of $0.1 million and $0.4 million in the first quarter of 2007 and 2006, respectively on intercompany transactions with our international operations denominated in their local currency. The decline from the first quarter of 2006 reflects decreased Euro volatility compared to the first quarter of 2007.
Income Taxes. The income tax benefit was $0.1 million in the first quarter of 2007 compared to $0.3 million in the first quarter of 2006. The benefit relates to losses from operations from our central European in both periods and UK operations in the 2007 period. We expect both of these operations to generate income for the full year. No tax benefit has been provided for losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at March 31, 2007. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.

Financial Condition and Liquidity
Overview
At March 31, 2007, we had cash and cash equivalents and restricted cash totaling $102.0 million. The restricted cash of $25.1 million consisted primarily of cash and cash equivalents to fund the payment of German pension obligations and repayment of loans from employees of EDC’s German operations. At March 31, 2007, Glenayre’s principal sources of liquidity were our $76.9 million of unrestricted cash and cash equivalents, including $23.4 million in our EDC subsidiaries, and our $10 million unused revolving line of credit. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less.
We expect to use our cash and cash equivalents for working capital and other general corporate purposes, including the expansion and development of our existing products and markets, liabilities related to discontinued operations, and potential future acquisitions.
At March 31, 2007, approximately $1.3 million of liabilities and $0.7 million of assets related to discontinued operations remained outstanding primarily related to the international operations of our Messaging business, the final transfers of which are scheduled to close in the second quarter of 2007.
Derivative Activities
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At March 31, 2007, we are in a net loss position of $2.8 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash used in operating activities in the first quarter of 2007 was $16.9 million, including $0.8 million from net losses (excluding non-cash charges), and working capital changes of $17.1 million.
Working capital changes in the first quarter of 2007 included:
•	An increase of $3.5 million in accounts receivable, due primarily to the timing of payments around quarter end.

•	A decrease in our long-term receivable of $1.0 million due to the receipt of scheduled seller receivable payments related to the EDC acquisition in 2005.

•	The decrease of $6.1 million in accounts payable was primarily due to moving from high season to low season payables.

•	The decrease of $7.1 million in accrued liabilities and income taxes payable included payments of $1.3 million related to a legal settlement from the Messaging business, $1.8 million related to Messaging sale closing costs and $5.8 million for 2005, 2006 and 2007 German and UK taxes.
Investing Activities. In the first quarter of 2007, EDC capital expenditures were $1.1 million. Capital spending is anticipated to be approximately $12-14 million for the remaining nine months of 2007. Anticipated expenditures in

2007 are expected to include additional production equipment for our U.S. manufacturing facility and IT infrastructure upgrades for our U.S. operations with the remainder targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.
Financing Activities. Our subsidiary EDC has a senior secured credit facility with Wachovia Bank with an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million and a revolving credit facility of $10.0 million. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2007. We anticipate extending the revolving credit facility for an additional year. The senior secured credit facility bears interest, at our option, at either: the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% or the LIBOR plus a 1.25% margin on the cash collateralized portion of the term loan. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 7.87% at March 31, 2007. At March 31, 2007, $35 million was outstanding on the term loan and the $10 million revolving credit facility was unused as of March 31, 2007. Scheduled payments are due on December 31 of each year.
During the first quarter of 2007, we made scheduled payments of $0.1 million under our capital lease obligations and payments of $1.3 million under our employee loan agreements.
During the first quarter of 2007, we issued our common stock in connection with the exercise of options and other awards and purchases under our Employee Stock Purchase Plan for total proceeds of $0.3 million.
Outlook
While disappointed by the 20% rate of decline in CD music sales in the U.S. in the first quarter of 2007, we remain focused on adding new customers, taking advantage of consolidation in the industry and sharpening our focus in the early development of our digital business plan. In the short-term, indications from our primary customer are that the releases pushed out from the first quarter will begin to materialize in the middle of the year. With this in mind, we still anticipate a roughly 7% decline in CD volumes for the full year on a global basis. Additionally, we continue to focus on cost savings initiatives. Based upon this, we remain cautiously optimistic that we can meet our planned performance. We are continuing to monitor the market closely as a further deterioration in the month over month sales of CDs and DVDs will impact our expectations for the year.
With respect to sales and business developments, we have added 32 new customers since the beginning of the year, including a significant U.S. DVD customer, and are making good progress in certain competitive bids against leading CD and DVD manufacturers and distributors. While we do not have expectations of a large impact from these efforts in 2007, we believe an increased customer base, along with the addition of reversionary Universal business, positions us to offset the declines we are facing in our existing business.
Regarding industry consolidation, we continue to prudently review acquisition opportunities that meet our strategic plan guidelines and which are fairly valued. We believe that there are a limited number of attractively-priced opportunities that will allow us to better leverage our size and platform in a declining physical market. We have set an internal timeline of up to six months to evaluate such opportunities and at that time we will consider whether or not we need to consider other strategic alternatives.
Finally, we are beginning discussions which would allow us to launch our digital business plan. This involves participating in the digital music and video supply chains, primarily through back office preparation, management and distribution of digital content to digital retailers. This presents an opportunity for us to leverage our supply chain expertise on the physical delivery side with similar “back office” services on the digital side.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Other than the adoption of FIN 48, we believe that there have been no significant changes to such critical accounting policies and estimates during the three months ended March 31, 2007.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted FIN 48 as required. The adoption of FIN 48 did not have a material effect on our financial position and results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements, which is effective beginning in fiscal year 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes. The Company is not a party to any financial or commodity derivatives except for a cross-currency rate swap. The Company’s exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to such exposure during the first quarter of 2007.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.
During the first quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
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

Glenayre Technologies, Inc.

(Registrant)

/s/ Jordan Copland

Jordan Copland
Executive Vice President and
Chief Financial Officer
Date: May 10, 2007	(Principal Financial Officer)

GLENAYRE TECHNOLOGIES, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.