Form 10-Q
period 2007-06-30
ENTERTAINMENT DISTRIBUTION CO INC
filed 2007-08-09
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-15761
ENTERTAINMENT DISTRIBUTION COMPANY, INC.
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
Large Accelerated Filer ☐      Accelerated Filer☑      Non-Accelerated Filer☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act) Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at August 3, 2007 was 70,123,614 shares.

Entertainment Distribution Company, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Entertainment Distribution Company, Inc.
We have reviewed the condensed consolidated balance sheet of Entertainment Distribution Company, Inc. and subsidiaries as of June 30, 2007, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the six month period ended June 30, 2007, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Entertainment Distribution Company, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 29, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Indianapolis, Indiana
August 6, 2007

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$74,516	$96,088
Restricted cash	1,658	1,972
Accounts receivable, net of allowances for doubtful accounts of $634 and $558 for 2007 and 2006, respectively	35,973	43,677
Current portion of long-term receivable	385	1,933
Inventories, net	8,451	8,684
Prepaid expenses and other current assets	17,966	15,850
Current assets, discontinued operations	416	946

Total Current Assets	139,365	169,150
Restricted cash	23,849	22,390
Property, plant and equipment, net	56,770	59,219
Long-term receivable	4,166	4,078
Goodwill	—	2,382
Intangible assets	54,886	58,164
Deferred income taxes	2,520	2,943
Other assets	6,329	5,910

TOTAL ASSETS	$287,885	$324,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,597	$30,233
Accrued and other liabilities	32,263	35,799
Income taxes payable	1,591	13,981
Deferred income taxes	267	262
Loans from employees	1,159	1,250
Current portion of long-term debt	22,258	22,157
Accrued liabilities, discontinued operations	986	5,594

Total Current Liabilities	87,121	109,276
Other non-current liabilities	9,090	4,151
Loans from employees	3,135	4,216
Long-term debt	30,954	43,959
Pension and other defined benefit obligations	37,438	35,774
Deferred income taxes	8,827	8,663

Total Liabilities	176,565	206,039
Minority interest in subsidiary company	5,850	5,412
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2007 — 70,123,180 shares; 2006 — 69,325,780 shares	1,402	1,387
Additional paid in capital	369,762	368,493
Accumulated deficit	(268,212)	(258,199)
Accumulated other comprehensive income	2,518	1,104

Total Stockholders’ Equity	105,470	112,785

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$287,885	$324,236

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In thousands,
	except per share amounts)
REVENUES:
Product sales	$62,798	$54,962
Service revenues	17,358	18,624

Total Revenues	80,156	73,586

COST OF REVENUES:
Cost of sales	56,227	45,689
Cost of services	14,112	14,818

Total Cost of Revenues	70,339	60,507

GROSS PROFIT	9,817	13,079
OPERATING EXPENSES:
Selling, general and administrative expense	12,244	11,468
Amortization of intangible assets	2,080	2,025

Total Operating Expenses	14,324	13,493

OPERATING LOSS	(4,507)	(414)

OTHER INCOME (EXPENSE):
Interest income	1,195	1,032
Interest expense	(1,337)	(1,563)
Loss on currency swap, net	(391)	(1,650)
Gain on currency transaction, net	230	633
Other gain, net	56	21

Total Other Income (Expense)	(247)	(1,527)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(4,754)	(1,941)
Income tax provision (benefit)	(30)	1,118
Minority interest	—	(114)

LOSS FROM CONTINUING OPERATIONS	(4,724)	(2,945)
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	554	(1,883)
GAIN ON SALE OF MESSAGING BUSINESS	88	—

NET LOSS	$(4,082)	$(4,828)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.07)	$(0.04)
Discontinued Operations:
Income (loss) from discontinued operations	0.01	(0.03)
Gain on sale of Messaging business	—	—

Net loss per weighted average common share	$(0.06)	$(0.07)

INCOME (LOSS) PER DILUTED COMMON SHARE
Loss from continuing operations	$(0.07)	$(0.04)
Discontinued Operations:
Income (loss) from discontinued operations	0.01	(0.03)
Gain on sale of Messaging business	—	—

Net loss per diluted weighted average common share	$(0.06)	$(0.07)

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands,
	except per share amounts)
REVENUES:
Product sales	$127,267	$104,653
Service revenues	36,899	39,009

Total Revenues	164,166	143,662

COST OF REVENUES:
Cost of sales	113,990	90,280
Cost of services	29,515	30,198

Total Cost of Revenues	143,505	120,478

GROSS PROFIT	20,661	23,184
OPERATING EXPENSES:
Selling, general and administrative expense	27,476	23,193
Amortization of intangible assets	4,114	3,780

Total Operating Expenses	31,590	26,973

OPERATING LOSS	(10,929)	(3,789)

OTHER INCOME (EXPENSE):
Interest income	2,352	2,080
Interest expense	(2,636)	(2,974)
Loss on currency swap, net	(748)	(2,377)
Gain on currency transaction, net	339	1,046
Other gain, net	67	13

Total Other Income (Expense)	(626)	(2,212)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	(11,555)	(6,001)
Income tax provision (benefit)	(116)	855
Minority interest	—	(114)

LOSS FROM CONTINUING OPERATIONS	(11,439)	(6,742)
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	250	(5,008)
GAIN ON SALE OF MESSAGING BUSINESS	1,176	—

NET LOSS	$(10,013)	$(11,750)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.16)	$(0.10)
Discontinued Operations:
Loss from discontinued operations	—	(0.07)
Gain on sale of Messaging business	0.02	—

Net loss per weighted average common share	$(0.14)	$(0.17)

INCOME (LOSS) PER DILUTED COMMON SHARE
Loss from continuing operations	$(0.16)	$(0.10)
Discontinued Operations:
Loss from discontinued operations	—	(0.07)
Gain on sale of Messaging business	0.02	—

Net loss per diluted weighted average common share	$(0.14)	$(0.17)

(1)	Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated Other
					Comprehensive Income (Loss)
					Pension and
	Common Stock				Other	Currency
			Additional Paid-	Accumulated	Benefit	Translation	Comprehensive
	Shares	Amount	in Capital	Deficit	Obligations	Adjustment	Loss
Balances, December 31, 2006	69,326	$1,387	$368,493	$(258,199)	$(1,143)	$2,247
Net loss	—	—	—	(10,013)	—	—	$(10,013)
Foreign currency translation	—	—	—	—	(17)	961	944
Post-retirement benefit obligation adjustment	—	—	—	—	470	—	470

Comprehensive loss	—	—	—	—	—	—	$(8,599)

Shares issued for ESP Plan, other awards and option exercises	797	15	1,269	—	—	—

Balances, June 30, 2007	70,123	$1,402	$369,762	$(268,212)	$(690)	$3,208

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,013)	$(11,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of messaging business	(1,176)	—
Depreciation and amortization	10,653	10,890
Stock compensation expense	574	715
Compensation expense on profit interest in EDC, LLC	458	823
Unrealized loss on currency swap	748	2,377
Foreign currency transaction gain	(339)	(1,026)
Gain on adjustment to discontinued operations accrual and related tax payable	(545)	—
Minority interest	—	(114)
Other	201	302
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(639)	1,207
Accounts receivable	8,328	(617)
Inventories	356	1,129
Prepaid and other current assets	(1,976)	(8,891)
Long-term receivables	1,435	4,359
Other assets	(446)	(329)
Accounts payable	(1,951)	(6,397)
Deferred revenue	—	(5,421)
Accrued liabilities and income taxes payable	(14,048)	(3,549)
Other liabilities	1,363	1,599

NET CASH USED IN OPERATING ACTIVITIES	(7,017)	(14,693)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(3,563)	(7,381)
Release of restricted cash	—	16,500
Proceeds from settlements related to the EDC acquisition and Messaging sale	3,149	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(414)	9,119
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee loans	—	360
Repayment of employee loans	(1,286)	(1,156)
Repayment of long-term borrowing	(14,142)	(8,135)
Issuance of common stock under our stock-based compensation and stock purchase plans	710	1,144

NET CASH USED IN FINANCING ACTIVITIES	(14,718)	(7,787)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	577	1,395

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,572)	(11,966)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,088	78,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,516	$66,837

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions:
Pension obligation adjustment	$470	$—
See Notes to Condensed Consolidated Financial Statements.
        .

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
1. Business and Basis of Presentation
Entertainment Distribution Company, Inc. and its wholly owned and controlled majority owned subsidiaries (“EDCI” or the “Company”) is a multi-national company in the entertainment industry. We have one reportable business segment operated by our subsidiary, Entertainment Distribution Company, LLC (“EDC”). EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group. Effective May 11, 2007, we changed our name from Glenayre Technologies, Inc. to Entertainment Distribution Company, Inc.
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
The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. The financial statements include the accounts of EDCI and its wholly-owned as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCI and its subsidiaries in their respective countries of operation. The ownership interest of minority investors is recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation. We do not have any equity or cost method investments.
2. Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
3. Reclassifications
Certain items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. Such reclassifications have had no effect on net income.
4. Inventories
Inventories related to our continuing operations at June 30, 2007 and December 31, 2006 consisted of:

	June 30,	December 31,
	2007	2006
Raw materials	$6,920	$7,417
Finished goods	661	315
Work in process	870	952

Total	$8,451	$8,684

At June 30, 2007 and, December 31, 2006 reserves were approximately $1.0 million and $1.1 million, respectively.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
5. Long-Term Debt
Senior Secured Credit Facility
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million which consists of a term facility of $46.5 million and a revolving credit facility of $10.0 million. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the term of the revolving credit facility for one year. The term facility expires December 31, 2010 and the revolving credit facility expires May 31, 2008. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. As of June 30, 2007, $35.0 million was outstanding under the term facility and there were no outstanding borrowings under the revolver.
6. New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted FIN 48. The adoption of FIN 48 had no impact on our results of operations or financial condition. See Note 9 for further discussion.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are currently evaluating the impact of adopting SFAS 159 on our financial statements, which is effective beginning in fiscal year 2008.
7. Currency Rate Swap
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. Our objective is to manage foreign currency exposure arising from our loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the currency swap does not qualify for hedge accounting and, as a result, we report the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings. At June 30, 2007, we are in a net loss position of $3.2 million on the fair value of the currency swap.
8. Discontinued Operations
Messaging
On December 14, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) with IP Unity, for the sale of substantially all of the assets of the Messaging business, including inventory, fixed assets, intellectual property rights, contracts and certain real estate, and the assumption of certain related liabilities. The sale of the U.S. Messaging assets closed on December 31, 2006 with the transfer of certain international locations closing during the first and second quarter of 2007 and the remainder scheduled to close before the end of the third quarter of 2007. We continued to operate the international locations on IP Unity’s behalf during the transition from December 31, 2006 until their transfer. In accordance with the Agreement, we received $25.0 million in cash (subject to a working capital adjustment as provided in the Agreement). The proceeds from the sale related to both domestic and international operations.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
During the first quarter of 2007, we transferred the outstanding equity of our subsidiaries in Hong Kong, South Africa and Netherlands and substantially all of the assets of our Singapore subsidiary to IP Unity and recorded a gain of $1.1 million from the transfer of these four international subsidiaries. We have recorded a net gain of $454,000 as a result of these transfers. Also, during the first quarter, we completed the calculation of the U.S. closing working capital adjustment which resulted in the recording of a receivable for these additional proceeds and a resulting gain of $634,000. This gain is also reflected in the table below. We have recorded a net receivable of $539,000 due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to their final transfer to IP Unity, for which we are entitled to reimbursement from IP Unity subject to final review and adjustment.
During the second quarter of 2007, we transferred the outstanding equity of our subsidiaries in the Philippines and substantially all of the assets of our UK subsidiary to IP Unity and recorded a gain of $0.1 million from the transfer of these two international subsidiaries. The Philippines transaction remains subject to certain post-closing registrations. As part of the gain, we have recorded a receivable of $115,000 due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to the final transfer to IP Unity. Also during the second quarter of 2007, we collected the working capital adjustment receivable of $634,000. Finally, the transfer of the remaining two subsidiaries is expected to close during the third quarter of 2007, for which we are entitled to reimbursement from IP Unity subject to final review and adjustment.
At June 30, 2007 and December 31, 2006, we recorded an accumulated gain on the sale as follows:

		Settlement of	Cumulative
	December 31,	International	through June 30,
	2006	Subsidiaries	2007
Assets Sold and Liabilities Assumed
Cash	$—	$592	$592
Accounts receivable	8,210	—	8,210
Inventory	7,393	—	7,393
Other current assets	416	647	1,063
Fixed assets	8,223	—	8,223
Accounts payable	(2,388)	(326)	(2,714)
Accrued liabilities	(2,288)	(820)	(3,108)
Deferred revenue	(2,747)	—	(2,747)

	$16,819	$93	$16,912
Other write-offs and expenses	54	(17)	37
Estimated closing costs	2,000	36	2,036

	$18,873	$112	$18,985
Receivables due from purchaser	—	654	654
Proceeds	25,000	634	25,634

Gain on sale	$6,127	$1,176	$7,303

Beginning in the fourth quarter 2006, the Messaging segment was reported as a disposal of a segment of business.
The operating results of the Messaging segment are classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining Messaging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of June 30, 2007 and December 31, 2006.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
Results for Messaging discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$—	$16,387	$—	$32,577

Income (loss) from discontinued operations:
Loss from operations before income taxes	(185)	(1,428)	(446)	(4,038)
Provision (benefit) for income taxes	(739)	69	(631)	336

Income (loss) from discontinued operations	$554	$(1,497)	$185	$(4,374)

Gain on disposal before income taxes	88	—	1,176	—
Provision for income taxes	—	—	—	—

Gain on disposal of discontinued operations	88	—	1,176	—

Income (loss) from discontinued operations	$642	$(1,497)	$1,361	$(4,374)

The income (loss) from discontinued operations consists of operating losses incurred in the Messaging segment adjusted for an estimated gain on disposal of the segment which includes charges for transaction costs. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above. These estimates are subject to adjustment resulting from, but not limited to, operations of foreign assets for IP Unity during the transitional period.
Income from discontinued operations in the condensed consolidated statement of operations includes income of $0.6 million and $0.2 million for the three and six months ended June 30, 2007, respectively, from our Messaging discontinued operations and income of $0.0 and $0.1 million for the three and six months ended June 30, 2007, respectively, from our Paging discontinued operations. Loss from discontinued operations in the condensed consolidated statement of operations includes a loss of $1.5 million and $4.3 million for the three and six months ended June 30, 2006, respectively, from our Messaging discontinued operations and a loss of $0.4 million and $0.7 million for the three and six months ended June 30, 2006, respectively, from our Paging discontinued operations.
The major classes of assets and liabilities, including the international operations to be transferred in 2007 included as part of the Messaging disposal group are reported as Discontinued Operations on our consolidated balance sheet are as follows:

	June 30,	December 31,
	2007	2006
Current Assets
Accounts receivable	$—	$288
Tax receivable	212	397
Prepaid assets	51	140
Other current assets	153	121

	$416	$946

Current Liabilities
Accounts payable	$32	$240
Accrued Messaging transaction costs	20	1,886
Accrued employee wages and benefits	236	768
Accrued income and other taxes	631	686
Accrued other	47	1,930

	$966	$5,510

Our condensed consolidated balance sheets included liabilities of $20,000 and $84,000 related to our discontinued Paging operations at June 30, 2007 and December 31, 2006, respectively.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
9. Income Taxes
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48). Pursuant to FIN No. 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all income tax positions. The net income tax assets recognized under FIN No. 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48. The adoption of FIN 48 did not impact our consolidated financial condition, results of operations or cash flow.
Total unrecognized tax benefits as of the date of adoption and June 30, 2007 were $4.9 million and $4.3 million, respectively. As of the date of adoption and June 30, 2007, these amounts consisted of $3.6 million and $3.2 million of taxes, respectively, $0.2 million and $0.1 million of penalties, respectively, and $1.1 million and $0.9 million of accrued interest, respectively. If recognized, all benefits would have an impact on our effective tax rate. Unrecognized tax benefits as of the date of adoption and June 30, 2007 included $0.5 million of taxes related to continuing operations and $4.4 million and $3.7 million, respectively, with respect to discontinued operations. Pursuant to FIN 48, these benefits have been reclassified from current to non-current liabilities on the balance sheet to the extent the liability is not expected to be settled within the next 12 months. The amount of tax liability reclassified from Current Tax Payable to Non-current Tax Payable as of January 1, 2007 is $4.9 million.
Of the unrecognized tax benefits noted above, it is anticipated that over the next 12 months various tax-related statutes of limitation will expire effecting a $1.2 million reduction in the unrecognized tax benefits, consisting of $0.8 million in taxes and $0.3 million in accrued interest on these balances. The nature of these uncertainties relates primarily to transfer pricing. All of these uncertainties relate to discontinued operations.
During the quarter ending June 30, 2007, we recognized tax benefits of $0.7 million including $1.0 million due to the expiration of various tax-related statutes of limitations during the quarter, offset by $0.3 million for additional interest and exchange rate adjustments. The expiring benefits consisted of $0.8 million in taxes, $0.1 million in penalties, and $0.1 million in interest. All of these tax benefits related to discontinued operations.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. There are no income tax examinations currently in process in any of the jurisdictions in which we file returns. Statutes of limitations remain open for all years beginning with 1999 for US federal and state purposes due to unutilized net operating losses; for 1999 and all years beginning with 2001 for Canada due to unutilized net operating losses; all years beginning with 2005 for Germany, and all years beginning with 2006 for the United Kingdom.
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

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
10. Employee Benefit Plans
Net pension and post-retirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$255	$246	$513	$474
Interest cost on APBO	342	299	690	579
Amortization of prior service costs	(9)	(63)	(9)	(127)
Amortization of actuarial loss	6	8	6	16

	$594	$490	$1,200	$942

During the second quarter of 2007, we reduced our pension and post-retirement obligation by $0.5 million based on updated actuarial information. The adjustment of $0.5 million was credited to accumulated other comprehensive income on the condensed consolidated balance sheet.
11. Segment Reporting
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
We have one customer who accounted for revenues of $61.6 million and $127.6 million or 76.9% and 77.8% for the three months and six months ended June 30, 2007, respectively, and $68.1 million and $134.1 million or 92.5% and 93.3% for the three months and six months ended June 30, 2006, respectively. This was the only customer to exceed 10% of total revenues.
Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenues		Revenues
	2007	2006	2007	2006
United States	$29,255	$35,352	$59,394	$70,850
United Kingdom	13,133	19	28,041	82
Germany	35,875	36,790	73,076	69,937
Other	1,893	1,425	3,655	2,793

Consolidated	$80,156	$73,586	$164,166	$143,662

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
12. Income (Loss) Per Common Share
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards during the period using the treasury stock method.
The following table sets forth the computation of income (loss) from continuing operations per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Loss from continuing operations	$(4,724)	$(2,945)	$(11,439)	$(6,742)

Income (loss) from discontinued operations, net of tax	554	(1,883)	250	(5,008)
Gain on sale of Messaging business	88	—	1,176	—

Net loss	$(4,082)	$(4,828)	$(10,013)	$(11,750)

Denominator:
Denominator for basic loss per share — weighted average shares	69,770	68,746	69,702	68,464
Effect of dilutive securities: stock options	—	—	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	69,770	68,746	69,702	68,464

Loss per weighted average common share:
Loss from continuing operations	$(0.07)	$(0.04)	$(0.16)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.03)	—	(0.07)
Gain on sale of Messaging business	—	—	0.02	—

Loss per weighted average common share (1)	$(0.06)	$(0.07)	$(0.14)	$(0.17)

Loss per diluted common share
Loss from continuing operations	$(0.07)	$(0.04)	$(0.16)	$(0.10)
Income (loss) from discontinued operations	0.01	(0.03)	—	(0.07)
Gain on sale of Messaging business	—	—	0.02	—

Loss per weighted average common share (1)	$(0.06)	$(0.07)	$(0.14)	$(0.17)

Dilutive securities not included above due to anti- dilutive effect	203	2,111	352	2,630
Anti-dilutive securities not included above: stock options	3,155	2,199	3,469	2,248

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, may impact individual amounts presented
There were no dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the three and six months ended June 30, 2007 and June 30, 2006, as their effect would be anti-dilutive.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDARIES
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
Shareholder Derivative Actions – As previously reported, on September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of the Company, alleges that the defendants breached their fiduciary duties by improperly backdating the grant of stock options between December 1994 and October 2002 and disseminating financial statements and proxy materials in violation of the securities laws and generally accepted accounting principles as a result of such allegedly improper grants. The amended complaint further alleges that certain individual defendants concealed the alleged misconduct and were unjustly enriched as a result of their receipt and retention of the subject stock option grants. The plaintiff seeks to obtain, on behalf of the Company, an accounting, damages against all of the named individual defendants, disgorgement of all options and the proceeds thereof by those defendants who were recipients of the allegedly backdated options, and attorneys’ fees and costs. The plaintiff also seeks to have any stock option contract entered into between the Company and those defendants who were the recipients of the allegedly backdated options rescinded, and all executory contracts cancelled and declared void. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions are identical to each other, and assert the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws relating to those grants.
As previously reported, the Special Litigation Committee completed its investigation on February 27, 2007 and concluded that there is no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants. In addition, on February 28, 2007 the Company determined that it was appropriate to restate its previously issued financial statements for the fiscal years ended 1993, 1994, 2000, 2001, 2002 and 2003 to reflect additional non-cash charges for stock-based compensation expense, which was done so in our Annual Report on Form 10-K for the year ended December 31, 2006.
On August 1, 2007, the Company filed a motion to dismiss the Gusinsky Action. Subject to the court’s approval, the parties have agreed that the plaintiff has 45 days to oppose the motion to dismiss.
On July 16, 2007, the court granted a motion filed by plaintiffs to consolidate the Subsequent Actions. On August 6, 2007 the plaintiffs in the Subsequent Actions filed an amended complaint which added several new defendants and allegations that additional grants were backdated. The claims in the amended complaint remain similar to those asserted in the Gusinsky Action with additional claims alleging violations of federal securities laws relating to the challenged grants. The Company has until August 17, 2007 to answer or move with respect to such amended complaint.

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
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A – Risk Factors of this quarterly report, which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.
Overview
Revenues for the three months ended June 30, 2007 and 2006 were $80.2 million and $73.6 million, respectively. We recorded a net loss of $4.1 million for the three months ended June 30, 2007 compared to a net loss of $4.8 million in the three months ended June 30, 2006. The results for the three months ended June 30, 2007 include a loss from continuing operations of $4.7 million, income from discontinued operations of $0.6 million and an additional gain of $0.1 million on the sale of the Messaging business. The income from discontinued operations for the three months ended June 30, 2007 includes $1.0 million related to the release of tax contingencies for our international Messaging business subsidiaries.
Revenues for the six months ended June 30, 2007 and 2006 were $164.2 million and $143.7 million, respectively. We recorded a net loss of $10.0 million for the six months ended June 30, 2007 compared to a net loss of $11.8 million in the six months ended June 30, 2006. The results for the six months ended June 30, 2007 include a loss from continuing operations of $11.4 million, income from discontinued operations of $0.3 million and an additional gain of $1.2 million on the sale of the Messaging business. The income from discontinued operations for the six months ended June 30, 2007 includes $1.0 million related to the release of tax contingencies for our international Messaging business subsidiaries.
The results of our UK operations have been included since their acquisition on July 21, 2006. On December 31, 2006, we sold substantially all of the assets comprising our Messaging business, which was our other reportable segment. The sale of the U.S. Messaging assets closed on December 31, 2006, with the transfer of certain international locations closing during the first and second quarters of 2007 and the remainder scheduled to close before the end of the third quarter of 2007. All prior period information has been restated to present the operations of this segment as discontinued operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Percentage of Revenue)
REVENUES:
Product sales	78.3%	74.7%	77.5%	72.8%
Services revenues	21.7%	25.3%	22.5%	27.2%

Total Revenues	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES:
Cost of sales	70.2%	62.1%	69.4%	62.8%
Cost of services	17.6%	20.1%	18.0%	21.0%

Total Cost of Revenues	87.8%	82.2%	87.4%	83.8%

GROSS PROFIT	12.2%	17.8%	12.6%	16.2%
OPERATING EXPENSES:
Selling, general and administrative	15.2%	15.6%	16.7%	16.2%
Amortization of intangible assets	2.6%	2.8%	2.5%	2.6%

Total Operating Expenses	17.8%	18.4%	19.2%	18.8%

OPERATING LOSS	-5.6%	-0.6%	-6.6%	-2.6%
OTHER INCOME (EXPENSE):
Interest income	1.5%	1.4%	1.4%	1.4%
Interest expense	-1.7%	-2.1%	-1.6%	-2.0%
Loss on currency swap, net	-0.5%	-2.2%	-0.4%	-1.7%
Gain on currency transaction, net	0.3%	0.9%	0.2%	0.7%
Other gain, net	0.1%	0.0%	0.0%	0.0%

Total Other Expenses	-0.3%	-2.0%	-0.4%	-1.6%

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST AND DISCONTINUED OPERATIONS	-5.9%	-2.6%	-7.0%	-4.2%
Income tax provision (benefit)	0.0%	1.5%	-0.1%	0.6%
Minority interest	0.0%	-0.1%	0.0%	-0.1%

LOSS FROM CONTINUING OPERATIONS	-5.9%	-4.0%	-6.9%	-4.7%
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATION	0.7%	-2.6%	0.1%	-3.5%
GAIN ON SALE OF MESSAGING BUSINESS	0.1%	0.0%	0.7%	0.0%

NET LOSS	-5.1%	-6.6%	-6.1%	-8.2%

Three months ended June 30, 2007 compared to the three months ended June 30, 2006
Revenues. Revenues for the second quarter of 2007 were $80.2 million compared to $73.6 million for the second quarter of 2006. Product revenues were $62.8 million in the second quarter of 2007 compared to $55.0 million in the second quarter of 2006. The increase is primarily due to revenues of $15.2 million from our UK operations which were acquired in July 2006, offset by a decline in our U.S. and central European volumes. Our central European revenues in the second quarter of 2006 and 2007 were favorably impacted by a $2.2 million settlement related to a CD pricing review and by the strengthening of the Euro since the second quarter of 2006, respectively. Central European volumes were down 4.1% from the second quarter of 2006. U.S. operations CD volumes were down 18.4%, offset only slightly by an increase in DVD volumes resulting in a 17.5% decline in total U.S. revenues. The decline in CD volumes was primarily due to a combination of a soft release schedule and reduced production for our primary customer in the second quarter of 2007. Service revenues were $17.4 million in the second quarter of 2007 compared to $18.6 million for the second quarter of 2006. The decrease was primarily due to a 15.4% decline in U.S. operations volumes and a 16.0% decline in U.S. product revenues. As was the case with product revenues, this decline is a reflection of a soft release schedule from our primary customer. Our central European service volumes were down 5.3%, offset in part by the strengthening of the Euro.
Gross Margins on Product Sales and Services. Gross margins were 12.2% of revenues during the second quarter of 2007 compared to 17.8% of revenues in the second quarter of 2006. Gross profits on product revenue were $6.6 million, or 10.5% of product revenues, in the second quarter of 2007 compared to $9.3 million, or 16.9% of product revenues in the second quarter of 2006. The second quarter of 2006 was favorably impacted by a $2.2 million, or 3.4% of product gross margin, settlement related to a CD pricing review in our central European operations. Our UK operations acquired in July 2006, contributed $1.1 million in gross profit in the second quarter of 2007, which was offset by declines in both our U.S. and central European operations. Conversely, our U.S. operations gross profit in the second quarter of 2006 was negatively impacted by $1.1 million, or 1.7% of product gross margin, for volume rebates given to our primary customer. Additionally, our U.S. operations gross margin in the second quarter of 2007 was negatively impacted by lower margins on new customer business. Gross profits on service revenues were $3.2 million, or 18.7% of service revenues, in the second quarter of 2007 compared to $3.8 million, or 20.4% of service revenues, in the second quarter of 2006. The decrease is primarily due to volume declines in the U.S. operations, which we were not able to fully offset with cost reductions. Our central European gross profits were down only slightly in the first quarter of 2007, in line with volume declines.
Selling, General and Administrative Expense (SG&A). SG&A expense was $12.2 million in the second quarter of 2007 compared to $11.5 million in the second quarter of 2006. The increase is primarily due to SG&A costs from our UK operations acquired in 2006.
Other Income (Expenses)
Interest Expense. Interest expense was $1.3 million in the second quarter of 2007 compared to $1.6 million in the second quarter of 2006. The decrease was primarily due to a lower outstanding balance on our floating rate debt of $35 million at June 30, 2007, offset in part by higher interest rates in the second quarter of 2007. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our deferred acquisition liability with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan.
Losses on Currency Swap, net. We recorded losses of $0.4 million and $1.7 million in the second quarter of 2007 and 2006, respectively, on our currency swap. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain on Currency Transaction, net. We recorded gains of $0.2 million and $0.6 million in the second quarter of 2007 and 2006, respectively, on intercompany transactions with our international operations which are denominated in their local currency. The decline from the second quarter of 2006 reflects decreased volatility in the Euro compared to the second quarter of 2007.
Income Taxes. The income tax benefit was $30,000 in the second quarter of 2007 compared to tax expense of $1.1 million in the second quarter of 2006. The benefit in the second quarter of 2007 relates to losses from continuing operations from our central European and UK operations. The expense in the second quarter of 2006 relates to income from continuing operations from our central European operations. We expect both the central European and UK operations to generate income for the full fiscal year. No tax benefit has been provided for losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at June 30, 2007. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.
Six months ended June 30, 2007 compared to the six months ended June 30, 2006
Revenues. Revenues for the first half of 2007 were $164.2 million compared to $143.7 million for the first half of 2006. Product revenues were $127.3 million in the first half of 2007 compared to $104.7 million in the first half of 2006. The increase is primarily due to revenues of $30.9 million from our UK operations which were acquired in July 2006. Our central European operation revenues increased $2.5 million primarily due to the favorable impact from the strengthening of the Euro from the first half of 2006, offset by a slight decline in volumes and the inclusion of revenues of $1.7 million in the first half of 2006 related to the settlement of CD pricing for our central European operations. U.S. operations CD volumes were down 17.7%, offset only partially by an increase in DVD volumes resulting in a 15.8% decline in U.S. product revenues. The decline in CD volumes was primarily due to a combination of a soft release schedule and reduced production in the first half of 2007 for our primary customer. Service revenues were $36.9 million for the first half of 2007 compared to $39.0 million for the first half of 2006. The decrease was primarily due to an 18.3% decline in U.S. operations volumes resulting in a 17.9% decline in U.S. product revenues. As was the case with product revenues, this decline is a reflection of a soft release schedule from our primary customer. Our central European service revenues were up slightly due primarily to the strengthening of the Euro, offsetting a 3.2% decline in volumes.

Gross Margins on Product Sales and Services. Gross margins were 12.6% of revenues during the first half of 2007 compared to 16.2% of revenues in the first half of 2006. Gross profits on product revenue were $13.3 million, or 10.4% of product revenues, in the first half of 2007 compared to $14.4 million, or 13.7% of product revenues, in the first half of 2006. Our UK operations acquired in July 2006, contributed $2.1 million of gross profit in the first half of 2007. The lower volumes in 2007 in our U.S. operations resulted in a $0.9 million decline in gross profit and a decline in gross profit as a percent of sales to 7.1% in the first half of 2007 from 7.6% in the first half of 2006. Our U.S. operations gross profit in the first half of 2006 was negatively impacted by $2.0 million, or 1.7% of product gross margin, in volume rebates for our primary customer, while the first half of 2007 was negatively impacted by lower margins on new customer business and reduced production for our primary customer. Gross profit in our central European operations was down $2.3 million from the first half of 2006 due to a favorable gross profit impact of $1.7 million, or 1.5% of product gross margin, related to a CD pricing review in our central European operations in the first half of 2006. Gross profits on service revenues were $7.4 million, or 20.0% of service revenues, in the first half of 2007 compared to $8.8 million, or 22.6% of service revenues, in the first half of 2006. The decrease is primarily due to volume declines in the U.S. operations, which we were not able to fully offset with cost reductions. Our central European gross profits on service revenues were up slightly in the first half of 2007.
Selling, General and Administrative Expense (SG&A). SG&A expense was $27.5 million in the first half of 2007 compared to $23.2 million in the first half of 2006. The increase is primarily due to higher professional fees primarily related to our stock option investigation completed in the first quarter of 2007 and on-going options litigation, combined with SG&A costs from our UK operations acquired in 2006, and internal and external costs related to SOX compliance.
Amortization of Intangible Assets. Amortization expense was $4.1 million in the first half of 2007 compared to $3.8 million in the first half of 2006. The increase is due to our finalizing the purchase accounting valuation for our acquisition of EDC during the first half of 2006. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements that EDC entered into with Universal with original 10 year terms as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Expense. Interest expense was $2.6 million in the first half of 2007 compared to $3.0 million in the first half of 2006. The decrease was primarily due to a lower outstanding balance on our floating rate debt of $35.0 million at June 30, 2007, offset in part by higher interest rates in the first half of 2007. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our deferred acquisition liability with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan.
Losses on Currency Swap, net. We recorded losses of $0.7 million and $2.4 million in the first half of 2007 and 2006, respectively, on our currency swap. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain on Currency Transaction, net. We recorded gains of $0.3 million and $1.0 million in the first half of 2007 and 2006, respectively, on intercompany transactions with our international operations which are denominated in their local currency. The decline from the first half of 2006 reflects decreased volatility in the Euro compared to the first half of 2007.
Income Taxes. The income tax benefit was $0.1 million in the first half of 2007 compared to tax expense of $0.9 million in the first half of 2006. The benefit in the first half of 2007 relates to losses from continuing operations from our central European and UK operations. The expense in the first half of 2006 relates to income from continuing operations from our central European operations. We expect both the central European and UK operations to generate income for the full fiscal year. No tax benefit has been provided for losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at June 30, 2007. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Financial Condition and Liquidity
Overview
At June 30, 2007, we had cash and cash equivalents and restricted cash totaling $100.0 million. The restricted cash of $25.5 million consisted primarily of cash and cash equivalents to fund the payment of German pension obligations and repayment of loans from employees of EDC’s German operations. At June 30, 2007, our principal sources of liquidity were our $74.5 million of unrestricted cash and cash equivalents and the $10 million unused revolving line of credit under the EDC Senior Secured Credit Facility. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less.
We expect to use our cash and cash equivalents for working capital, payments of long-term debt obligations and other general corporate purposes, including the expansion and development of our existing products and markets, liabilities related to discontinued operations, and potential future acquisitions.
At June 30, 2007, approximately $1.0 million of liabilities and $0.4 million of assets related to discontinued operations remained outstanding primarily related to international operations of our Messaging business not yet transferred to IP Unity, the final transfers of which are scheduled to close in the third quarter of 2007.
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
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At June 30, 2007, we are in a net loss position of $3.2 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash used in operating activities in the six months ended June 30, 2007 was $3.9 million, including working capital changes of $9.3 million, partially offset by $1.4 million from long-term receivable collections and $0.6 million from net income (excluding non-cash charges).
Working capital changes in the six months ended June 30, 2007 included, without limitation:
•	A decrease of $8.3 million in accounts receivable, due primarily to seasonal sales volumes. Year-end receivables collected in early 2007 reflected high-season volumes compared to traditional low season volumes during the first half of 2007.

•	A decrease of $2.0 million in accounts payable was primarily due to moving from high season to low season payables.

•	A decrease of $14.0 million in accrued liabilities and income taxes payable included payments of $7.0 million for 2005, 2006 and 2007 German and UK income taxes, $2.0 million related to Messaging sale closing costs and $1.3 million related to a legal settlement from the Messaging business .

Investing Activities. In the six months ended June 30, 2007, capital expenditures were $3.6 million. Capital spending for our current operating activities is anticipated to be approximately $3 million for the remaining six months of 2007. Expenditures in 2007 include additional production equipment for our U.S. manufacturing facility with the remainder targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements. Investing activities also included proceeds of $2.5 million from the settlement of a portion of the long-term receivable and $0.6 million from the settlement of the Messaging sale working capital adjustment.
Financing Activities. EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million, consisting of a term facility of $46.5 million, and a revolving credit facility of $10.0 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the revolving credit facility for one year. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2008. The senior secured credit facility bears interest, at our option, at either: the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% or the LIBOR plus a 1.25% margin on the cash collateralized portion of the term loan. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 7.34% at June 30, 2007. At June 30, 2007, $35 million was outstanding on the term loan and the $10 million revolving credit facility was unused as of June 30, 2007. Scheduled payments are due on December 31 of each year.
During the six months ended June 30, 2007, we made scheduled payments of $14.1 million under our long-term debt and capital lease obligations and $1.3 million under our employee loan agreements. We also received proceeds of $0.7 million from the issuance our common stock in connection with the exercise of options and other awards.
Outlook
The industry environment during the first half of 2007 has been challenging. We faced a faster than anticipated decline in CD volumes which was further complicated by the lack of large releases from our primary customer. However, we have seen an upturn in our manufacturing volumes towards the end of the second quarter due to stronger product offerings and our primary customer anticipates a continuation of a stronger release schedule for the second half of 2007. We are expecting to be at full production capacity for portions of the second half of 2007 which should allow us to generate more revenue and net income from continuing operations than the first six months of 2007, but not enough additional net income from continuing operations to allow us to achieve year over year growth. Our current projections anticipate a 10-12% decline in comparable business for the year, with the second half of the year showing a strong improvement compared to the first half of the year. To offset some of the profitability impact from the industry downturn, we continue to focus on cost savings initiatives. We have been implementing these initiatives throughout the first half of 2007 and will be accelerating our implementation during the fourth quarter and into 2008. We should begin to see tangible benefits beginning in the fourth quarter and for the full year of 2008.
With respect to sales and business development, we continue to win competitive bids for large long-term business and have been consistently adding important customers to our client bases. For the year, we have secured 77 new account relationships on a world-wide basis including a handful of meaningful new customers. In addition, we have captured the remaining Universal reversionary business almost a year early, albeit at a lower profitability than we have contracted for in 2008 and beyond. While we do not have expectations of a large impact from these new customer additions in 2007, we believe an increased customer base, along with the addition of the reversionary Universal business, positions us to protect our core profitability and offset declines we are facing in our existing business.
On the strategic plan front, after review of several acquisition opportunities, we have determined that such acquisitions would not be advantageous to our shareholder interests and have accelerated our pursuit of all strategic alternatives.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. Other than as discussed below, we believe that there have been no significant changes to such critical accounting policies and estimates during the six months ended June 30, 2007.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements, which is effective beginning in fiscal year 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to such exposure during the six months ended June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007.
During the six months ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.

ITEM 1A. RISK FACTORS
The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, including in Item 1A of Part I of that report.
Limitations on NOL’s Resulting from Ownership Changes
As a result of certain transactions involving our common stock, we have calculated as of June 28, 2007 that approximately 27% of our share base has changed hands in the past three years utilizing the methodologies outlined in section 382 of the Internal Revenue Code. If we had an “ownership change” as defined in section 382 of the Internal Revenue Code, our NOL’s generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these NOL’s. Section 382 generally limits the amount of the taxable income that can be offset by a pre-change loss to the product of (i) the long-term tax exempt bond rate (published monthly by the U.S. Treasury) as of the date of the change of ownership and (ii) the value of the company’s shares immediately before the ownership change.
Generally a loss corporation incurs an “ownership change” within the meaning of section 382 if, immediately after any change in the ownership of the stock in the loss corporation affecting the percentage of stock owned by any 5% stockholder (the date of any such change is referred to as a “testing date”), the percentage of stock owned by one or more 5% stockholders, in the aggregate, has increased by more than 50 percentage points over the lowest percentage of stock owned by such 5% stockholders at any time during the three-year period ending on the testing date. Thus, as of any testing date, changes in stock ownership occurring more than three years prior to the testing date do not have to be taken into account when determining whether an ownership change has occurred.
The amount of our NOL’s have not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our NOL’s, which could result in an increase in our liability for income taxes. Therefore, we cannot assure you that the calculation of the amount of our NOL’s may not be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Based upon a review of past changes in our ownership, as of June 28, 2007, we do not believe that we have experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, we can not assure you that the IRS or some other taxing authority may not disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our net operating loss carry forwards and capital loss carry forwards to offset future taxable income.
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
At our Annual meeting of Stockholders held on May 22, 2007, the following matters were submitted to a vote of our stockholders of the Company and the results were as follows:
(i)	The election of the three directors each to serve a three-year term expiring 2010:

Nominees	Shares Voted in Favor	Shares Withheld
John J. Hurley*	48,712,307	14,587,207
Horace H. Sibley	48,776,832	14,522,682
Howard W. Speaks, Jr.	48,750,685	14,548,829

*	As previously reported, effective May 25, 2007, John J. Hurley retired from our Board of Directors as well as our Executive, Audit, and Governance and Nominating Committees. We are in the process of searching for an independent director to fill the vacancy in the Board created by Mr. Hurley’s retirement.

(ii) The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 52,404,354 in favor, 9,992,019 against and 903,141 abstaining.

ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Entertainment Distribution Company, Inc.

(Registrant)

/s/ Jordan Copland

Jordan Copland
Executive Vice President and
Chief Financial Officer
Date: August 9, 2007	(Principal Financial Officer)

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Composite Certificate of Incorporation of the Registrant reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Certificate of Ownership and Merger of Entertainment Distribution Company Merger Sub, Inc. into Glenayre Technologies, Inc. dated May 10, 2007 was filed May 10, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

3.3	Restated by-laws of the Registrant effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

10.30	The third amendment to the Credit Agreement dated May 31, 2007 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed May 31, 2007 as Exhibit 10.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.