Form 10-Q
period 2007-09-30
ENTERTAINMENT DISTRIBUTION CO INC
filed 2007-11-08
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at November 5, 2007 was 70,155,940 shares.

Entertainment Distribution Company, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Entertainment Distribution Company, Inc.
We have reviewed the condensed consolidated balance sheet of Entertainment Distribution Company, Inc. and subsidiaries as of September 30, 2007, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the nine month period ended September 30, 2007, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Indianapolis, Indiana
November 5, 2007

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$61,694	$96,088
Restricted cash	1,661	1,972
Short-term investments	15,375	—
Accounts receivable, net of allowances for doubtful accounts of $707 and $558 for 2007 and 2006, respectively	47,432	43,677
Current portion of long-term receivable	457	1,933
Inventories, net	11,575	8,684
Prepaid expenses and other current assets	21,387	15,850
Current assets, discontinued operations	586	946

Total Current Assets	160,167	169,150
Restricted cash	25,425	22,390
Property, plant and equipment, net	57,573	59,219
Long-term receivable	4,259	4,078
Goodwill	—	2,382
Intangible assets	54,938	58,164
Deferred income taxes	2,322	2,943
Other assets	6,323	5,910

TOTAL ASSETS	$311,007	$324,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,430	$30,233
Accrued and other liabilities	37,610	35,799
Income taxes payable	2,145	13,981
Deferred income taxes	222	262
Loans from employees	1,227	1,250
Current portion of long-term debt	22,880	22,157
Accrued liabilities, discontinued operations	994	5,594

Total Current Liabilities	103,508	109,276
Other non-current liabilities	11,276	4,151
Loans from employees	3,311	4,216
Long-term debt	31,071	43,959
Pension and other defined benefit obligations	40,347	35,774
Deferred income taxes	7,303	8,663

Total Liabilities	196,816	206,039
Minority interest in subsidiary company	5,857	5,412
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $ ..01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $ ..02 par value; authorized: 200,000,000 shares, issued and outstanding: 2007 — 70,154,947 shares; 2006 — 69,325,780 shares	1,403	1,387
Additional paid in capital	369,928	368,493
Accumulated deficit	(267,958)	(258,199)
Accumulated other comprehensive income	4,961	1,104

Total Stockholders’ Equity	108,334	112,785

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,007	$324,236

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands,
	except per share amounts)
REVENUES:
Product sales	$76,233	$65,913
Service revenues	20,397	19,127

Total Revenues	96,630	85,040

COST OF REVENUES:
Cost of sales	66,114	55,307
Cost of services	14,901	14,535

Total Cost of Revenues	81,015	69,842

GROSS PROFIT	15,615	15,198
OPERATING EXPENSES:
Selling, general and administrative expense	12,106	11,616
Amortization of intangible assets	2,109	2,038

Total Operating Expenses	14,215	13,654

OPERATING INCOME	1,400	1,544

OTHER INCOME (EXPENSE):
Interest income	1,063	1,071
Interest expense	(1,081)	(1,567)
Gain (loss) on currency swap, net	(1,658)	318
Gain on currency transaction, net	645	214
Other gain (loss), net	4	(100)

Total Other Income (Expense)	(1,027)	(64)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	373	1,480
Income tax provision (benefit)	(233)	1,393
Minority interest	(18)	—

INCOME FROM CONTINUING OPERATIONS	624	87
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(481)	966
GAIN ON SALE OF MESSAGING BUSINESS	111	—

INCOME BEFORE EXTRAORDINARY ITEM	254	1,053
Extraordinary gain — net of income tax	—	6,920

NET INCOME	$254	$7,973

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income from continuing operations	$0.01	$—
Discontinued Operations:
Income (loss) from discontinued operations	(0.01)	0.01
Gain on sale of Messaging business	—	—
Extraordinary gain	—	0.10

Net income (loss) per weighted average common share	$—	$0.12

INCOME (LOSS) PER DILUTED COMMON SHARE
Income from continuing operations	$0.01	$—
Discontinued Operations:
Income (loss) from discontinued operations	(0.01)	0.01
Gain on sale of Messaging business	—	—
Extraordinary gain	—	0.10

Net income (loss) per diluted weighted average common share	$—	$0.11

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands,
	except per share amounts)
REVENUES:
Product sales	$203,500	$170,566
Service revenues	57,296	58,135

Total Revenues	260,796	228,701

COST OF REVENUES:
Cost of sales	180,104	145,587
Cost of services	44,416	44,733

Total Cost of Revenues	224,520	190,320

GROSS PROFIT	36,276	38,381
OPERATING EXPENSES:
Selling, general and administrative expense	39,582	34,809
Amortization of intangible assets	6,223	5,818

Total Operating Expenses	45,805	40,627

OPERATING LOSS	(9,529)	(2,246)

OTHER INCOME (EXPENSE):
Interest income	3,415	3,151
Interest expense	(3,717)	(4,541)
Loss on currency swap, net	(2,406)	(2,059)
Gain on currency transaction, net	984	1,260
Other gain (loss), net	71	(86)

Total Other Income (Expense)	(1,653)	(2,275)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(11,182)	(4,521)
Income tax provision (benefit)	(349)	2,248
Minority interest	(18)	(114)

LOSS FROM CONTINUING OPERATIONS	(10,815)	(6,655)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(231)	(4,042)
GAIN ON SALE OF MESSAGING BUSINESS	1,287	—

LOSS BEFORE EXTRAORDINARY ITEM	(9,759)	(10,697)
Extraordinary gain — net of income tax	—	6,920

NET LOSS	$(9,759)	$(3,777)

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.16)	$(0.10)
Discontinued Operations:
Loss from discontinued operations	—	(0.06)
Gain on sale of Messaging business	0.02	—
Extraordinary gain	—	0.10

Net loss per weighted average common share	$(0.14)	$(0.06)

INCOME (LOSS) PER DILUTED COMMON SHARE
Loss from continuing operations	$(0.16)	$(0.10)
Discontinued Operations:
Loss from discontinued operations	—	(0.06)
Gain on sale of Messaging business	0.02	—
Extraordinary gain	—	0.10

Net loss per diluted weighted average common share	$(0.14)	$(0.06)

(1)	Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Loss
Balances, December 31, 2006	69,326	$1,387	$368,493	$(258,199)	$1,104
Net loss	—	—	—	(9,759)	—	$(9,759)
Foreign currency translation	—	—	—	—	3,397	3,397
Post-retirement benefit obligation adjustment	—	—	—	—	468	468
Net unrealized investment losses					(8)	(8)

Comprehensive loss	—	—	—	—	—	$(5,902)

Shares issued for ESP Plan, other awards and option exercises	829	16	1,435	—	—

Balances, September 30, 2007	70,155	$1,403	$369,928	$(267,958)	$4,961

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,759)	$(3,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of messaging business	(1,287)	—
Extraordinary gain	—	(6,920)
Depreciation and amortization	16,096	16,367
Stock compensation expense	710	1,032
Compensation expense on profit interest in EDC, LLC	481	1,340
Unrealized loss on currency swap	2,406	2,059
Foreign currency transaction gain	(984)	(1,153)
Gain on adjustment to discontinued operations accrual and related tax payable	(52)	(3,949)
Deferred income taxes	(1,352)	(224)
Non-cash interest expense	1,505	1,782
Minority interest	(18)	(114)
Other	(363)	259
Changes in operating assets and liabilities
Restricted cash	(720)	913
Accounts receivable	(1,782)	(4,421)
Inventories	(2,420)	151
Prepaid and other current assets	(4,596)	(6,043)
Long-term receivables	1,542	4,383
Other assets	(455)	(763)
Accounts payable	6,655	(36)
Deferred revenue	—	(4,965)
Accrued liabilities and income taxes payable	(11,509)	(5,081)
Other liabilities	2,172	1,462

NET CASH USED IN OPERATING ACTIVITIES	(3,730)	(7,698)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5,576)	(11,940)
Asset and share purchase of EDC operations, net of cash acquired	—	(5,561)
Release of restricted cash	—	16,500
Purchase of available for-sale securities	(15,400)	—
Proceeds from settlements related to the EDC acquisition and Messaging sale	3,149	—

NET CASH USED IN INVESTING ACTIVITIES	(17,827)	(1,001)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from employee loans	—	469
Repayment of employee loans	(1,286)	(1,156)
Repayment of long-term borrowing	(14,269)	(8,135)
Proceeds from sales of LLC interest in subsidiary	—	99
Issuance of common stock under our stock-based compensation and stock purchase plans	741	1,483

NET CASH USED IN FINANCING ACTIVITIES	(14,814)	(7,240)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,977	1,286

NET DECREASE IN CASH AND CASH EQUIVALENTS	(34,394)	(14,653)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,088	78,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,694	$64,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions:
Pension obligation adjustment	$468	$—
Capital lease obligation	$—	$1,118
Non cash capital additions	$620	$—
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
1. Business and Basis of Presentation
Entertainment Distribution Company, Inc., together with its wholly owned and controlled majority owned subsidiaries (“EDCI” or the “Company”), is a multi-national company in the manufacturing and distribution segment of the entertainment industry. We have one reportable business segment operated by our subsidiary, Entertainment Distribution Company, LLC (“EDC”). EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group. Effective May 11, 2007, we changed our name from Glenayre Technologies, Inc. to Entertainment Distribution Company, Inc.
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
4. Inventories
Inventories related to our continuing operations at September 30, 2007 and December 31, 2006 consisted of:

	September 30,	December 31,
	2007	2006
Raw materials	$7,930	$7,417
Finished goods	1,476	315
Work in process	2,169	952

Total	$11,575	$8,684

At September 30, 2007 and December 31, 2006 inventory reserves were approximately $1.1 million.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
5. Short-term Investments
Short-term investments are comprised of investments in corporate bonds, short term notes and auction-rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities and other investments in debt securities as available-for-sale and carry them at amortized cost, which approximates fair value. Changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable taxes, in the accompanying condensed consolidated financial statements. As of September 30, 2007, $15.4 million was included in short-term investments.
In accordance with our investment policy, we have invested in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk and reinvestment risk.
6. Long-Term Debt
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million which consists of a term facility of $46.5 million and a revolving credit facility of up to $10.0 million. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the term of the revolving credit facility for one year. The term facility expires December 31, 2010 and the revolving credit facility expires May 31, 2008. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. As of September 30, 2007, $35.0 million was outstanding under the term facility and there were no outstanding borrowings under the revolving credit facility.
7. New Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. On January 1, 2007, we adopted FIN 48. The adoption of FIN 48 had no impact on our results of operations or financial condition. See Note 10 for further discussion.
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. SFAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We are still evaluating the impact of SFAS 159, which is effective beginning in our fiscal year 2008, but do not anticipate its adoption to have any impact on our financial statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
8. Currency Rate Swap
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. Our objective is to manage foreign currency exposure arising from our loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), the currency swap does not qualify for hedge accounting and, as a result, we report the foreign currency exchange gains or losses attributable to changes in the US$/€ exchange rate on the currency swap in earnings. At September 30, 2007, we are in a net loss position of $4.8 million on the fair value of the currency swap, which is included as part of other non-current liabilities in the accompanying condensed consolidated balance sheet.
9. Discontinued Operations
Messaging
On December 14, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) with IP Unity, for the sale of substantially all of the assets of the Messaging business, including inventory, fixed assets, intellectual property rights, contracts and certain real estate, and the assumption of certain related liabilities. The sale of the U.S. Messaging assets closed on December 31, 2006 with the transfer of certain international locations closing during the first and second quarter of 2007 and the remainder scheduled to close before the end of the fourth quarter of 2007. We have continued to operate the international locations on IP Unity’s behalf during the transition period from December 31, 2006 until their transfer. In accordance with the Agreement, we received $25.0 million in cash (subject to a working capital adjustment as provided in the Agreement). The proceeds from the sale related to both domestic and international operations.
During the first quarter of 2007, we transferred the outstanding equity of our Messaging subsidiaries in Hong Kong, South Africa and Netherlands and substantially all of the assets of our Singapore subsidiary to IP Unity and recorded a gain of $0.5 million as a result of these transfers. Also, during the first quarter, we completed the calculation of the working capital adjustment related to the U.S. assets, which resulted in the recording of a receivable for these additional proceeds and a resulting gain of $0.6 million. This gain is also reflected in the table below. We have also recorded a net receivable of $0.5 million due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to their final transfer to IP Unity, for which we are entitled to reimbursement from IP Unity subject to final review and adjustment.
During the second quarter of 2007, we transferred the outstanding equity of our subsidiaries in the Philippines and substantially all of the assets of our UK subsidiary to IP Unity and recorded a gain of $0.1 million from the transfer of these two international subsidiaries. The Philippines transaction remains subject to certain post-closing registrations. As part of the gain, we have recorded a receivable of $0.1 million due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to the final transfer to IP Unity. Also during the second quarter of 2007, we collected the working capital adjustment receivable of $0.6 million.
During the third quarter of 2007, we completed the reconciliation of cash assumed by IP Unity and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to the final transfer to IP Unity and, as a result, recorded an additional gain on sale of $0.1 million. Finally, the transfers of the remaining two Messaging subsidiaries in Dubai and South America are expected to close during the fourth quarter of 2007.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
At September 30, 2007 and December 31, 2006, we recorded an accumulated gain on the sale as follows:

		Settlement of	Cumulative
	December 31,	International	through September 30,
	2006	Subsidiaries	2007
Assets Sold and Liabilities Assumed
Cash	$—	$592	$592
Accounts receivable	8,210	—	8,210
Inventory	7,393	—	7,393
Other current assets	416	647	1,063
Fixed assets	8,223	—	8,223
Accounts payable	(2,388)	(326)	(2,714)
Accrued liabilities	(2,288)	(820)	(3,108)
Deferred revenue	(2,747)	—	(2,747)

	$16,819	$93	$16,912
Other write-offs and expenses	54	(17)	37
Estimated closing costs	2,000	36	2,036

	$18,873	$112	$18,985
Receivables due from purchaser	—	765	765
Proceeds	25,000	634	25,634

Gain on sale	$6,127	$1,287	$7,414

Beginning in the fourth quarter 2006, the Messaging segment was reported as a disposal of a segment of business.
Results of Discontinued Operations
The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006.
Results for discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$—	$12,293	$—	$45,051

Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	12	(3,077)	(369)	(7,475)
Provision (benefit) for income taxes	493	(4,043)	(138)	(3,433)

Income (loss) from discontinued operations	$(481)	$966	$(231)	$(4,042)

Gain on disposal before income taxes	111	—	1,287	—
Provision for income taxes	—	—	—	—

Gain on disposal of discontinued operations	111	—	1,287	—

Income (loss) from discontinued operations	$(370)	$966	$1,056	$(4,042)

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
The income (loss) from discontinued operations consists of operating losses incurred in the Messaging and Paging segments adjusted for an estimated gain on disposal of the Messaging segment which includes charges for transaction costs. The loss in the three months ended September 30, 2007 is primarily due to additional interest and the impact of foreign currency movements on tax contingencies. The nine months ended September 30, 2007 includes an income tax benefit of $0.1 million which includes a credit of $1.0 million for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies. Results for the three and nine months ended September 30, 2006 included an income tax benefit of $4.1 million from the release of a reserve for international business taxes upon receipt of clearance from the applicable foreign country’s taxing authority. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above. These estimates are subject to adjustment resulting from, but not limited to, operations of foreign assets for IP Unity during the transitional period.
The major classes of assets and liabilities, including the international operations to be transferred in 2007 as part of the Messaging disposal, reported as Discontinued Operations on our consolidated balance sheet are as follows:

	September 30,	December 31,
	2007	2006
Current Assets
Accounts receivable	$—	$288
Tax receivable	202	397
Prepaid assets	51	140
Other current assets	333	121

	$586	$946

Current Liabilities
Accounts payable	$9	$240
Accrued Messaging transaction costs	19	1,886
Accrued employee wages and benefits	248	768
Accrued income and other taxes	569	686
Accrued other	149	2,014

	$994	$5,594

10. Income Taxes
FIN 48
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
Total unrecognized tax benefits as of the date of adoption and September 30, 2007 were $4.9 million and $4.8 million, respectively. As of the date of adoption and September 30, 2007, these amounts consisted of $3.6 million and $3.4 million of taxes, respectively, $0.2 million of penalties in each period and $1.1 million and $1.2 million of accrued interest, respectively. If recognized, all benefits would have an impact on our effective tax rate. Unrecognized tax benefits as of the date of adoption and September 30, 2007 included $0.5 million and $0.6 million, respectively, of taxes related to continuing operations and $4.4 million and $4.2 million, respectively, with respect to discontinued operations. Pursuant to FIN 48, these benefits have been reclassified from current to non-current liabilities on the balance sheet to the extent the liability is not expected to be settled within the next 12 months. The amount of tax liability reclassified from Current Tax Payable to Non-current Tax Payable as of January 1, 2007 is $4.9 million.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
Of the unrecognized tax benefits noted above, it is anticipated that over the next 12 months various tax-related statutes of limitation will expire effecting a $1.4 million reduction in the unrecognized tax benefits, consisting of $0.9 million in taxes and $0.5 million in accrued interest on these balances. The nature of these uncertainties relates primarily to transfer pricing. All of these uncertainties relate to discontinued operations.
During the nine months ending September 30, 2007, we recognized tax benefits of $0.2 million including $1.0 million due to the expiration of various tax-related statutes of limitations during the second quarter, offset by $0.8 million for additional interest and exchange rate adjustments. The expiring benefits consisted of $0.8 million in taxes, $0.1 million in penalties, and $0.1 million in interest. All of these tax benefits related to discontinued operations.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. There are no income tax examinations currently in process in any of the jurisdictions in which we file returns. Statutes of limitations remain open for all years beginning with 1999 for US federal and state purposes due to unutilized net operating losses; for 1999 and all years beginning with 2001 for Canada due to unutilized net operating losses; all years beginning with 2005 for Germany, and all years beginning with 2006 for the UK.
FIN 48 permits us to prospectively change our accounting policy as to the classification of penalties and interest on tax liabilities on the condensed consolidated statements of operations. Effective January 1, 2007, we confirmed our accounting policy to continue to classify penalties and interest on tax liabilities in “provision for income taxes” on the condensed consolidated statements of operations consistent with prior period classifications.
Change in Tax Rates
During the third quarter of 2007, we recorded a favorable adjustment of $1.8 million related to tax rate changes in the UK and Germany. The tax rate changes are effective for 2008, but we are required to adjust the value of our deferred tax assets and liabilities at the time the rate changes are enacted. The statutory tax rates in Germany and the UK for fiscal year 2007 are 39.4% and 30.0%, respectively, and are not impacted by these adjustments.
11. Employee Benefit Plans
Net pension and post-retirement benefit costs consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service cost	$273	$237	$786	$711
Interest cost on APBO	367	290	1,057	869
Amortization of prior service costs	(5)	(64)	(14)	(191)
Amortization of actuarial loss	3	8	9	24

	$638	$471	$1,838	$1,413

During the second quarter of 2007, we reduced our pension and post-retirement obligation by $0.5 million based on updated actuarial information. The adjustment was credited to accumulated other comprehensive income on the condensed consolidated balance sheet.
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

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
We have one customer who accounted for revenues of $71.9 million and $199.6 million or 74.5% and 76.5% for the three months and nine months ended September 30, 2007, respectively, and $70.3 million and $204.3 million or 82.7% and 89.4% for the three months and nine months ended September 30, 2006, respectively. This was the only customer to exceed 10% of total revenues.
Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenues		Revenues
	2007	2006	2007	2006
United States	$34,557	$32,039	$93,951	$102,889
United Kingdom	15,471	12,914	43,512	12,996
Germany	44,066	38,277	117,142	108,214
Other	2,536	1,810	6,191	4,602

Consolidated	$96,630	$85,040	$260,796	$228,701

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
The following table sets forth the computation of income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$624	$87	$(10,815)	$(6,655)
Income (loss) from discontinued operations, net of tax	(481)	966	(231)	(4,042)
Gain on sale of Messaging business	111	—	1,287	—

Income (loss) before extraordinary item	$254	$1,053	$(9,759)	$(10,697)
Extraordinary gain — net of tax	—	6,920	—	6,920

Net income (loss)	$254	$7,973	$(9,759)	$(3,777)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	69,778	68,951	69,846	68,628
Effect of dilutive securities: stock options	38	778	—	—

Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	69,816	69,729	69,846	68,628

Income (loss) per weighted average common share:
Income (loss) from continuing operations	$0.01	$—	$(0.16)	$(0.10)
Income (loss) from discontinued operations	(0.01)	0.01	—	(0.06)
Gain on sale of Messaging business	—	—	0.02	—
Extraordinary gain	—	0.10	—	0.10

Income (loss) per weighted average common share (1)	$—	$0.12	$(0.14)	$(0.06)

Income (loss) per diluted common share
Income (loss) from continuing operations	$0.01	$—	$(0.16)	$(0.10)
Income (loss) from discontinued operations	(0.01)	0.01	—	(0.06)
Gain on sale of Messaging business	—	—	0.02	—
Extraordinary gain	—	0.10	—	0.10

Income (loss) per weighted average common share (1)	$—	$0.11	$(0.14)	$(0.06)

Dilutive securities not included above due to anti-dilutive effect	—	—	231	1,632
Anti-dilutive securities not included above: stock options	2,598	6,387	3,205	2,933

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, may impact individual amounts presented.
There were no dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the nine months ended September 30, 2007 and 2006, as their effect would be anti-dilutive.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in Thousands, Except per Share Amounts)
(Unaudited)
14. Commitments and Contingencies
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
Shareholder Derivative Actions — As previously reported, on September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of the Company, alleged that the defendants breached their fiduciary duties by improperly backdating the grant of stock options between December 1994 and October 2002 and disseminating financial statements and proxy materials in violation of the securities laws and generally accepted accounting principles as a result of such allegedly improper grants. The amended complaint further alleged that certain individual defendants concealed the alleged misconduct and were unjustly enriched as a result of their receipt and retention of the subject stock option grants. The plaintiff seeks to obtain, on behalf of the Company, an accounting, damages against all of the named individual defendants, disgorgement of all options and the proceeds thereof by those defendants who were recipients of the allegedly backdated options, and attorneys’ fees and costs. The plaintiff also seeks to have any stock option contract entered into between the Company and those defendants who were the recipients of the allegedly backdated options rescinded, and all executory contracts cancelled and declared void. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions are identical to each other, and assert the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws relating to those grants.
As previously reported, a Special Litigation Committee of the Board of Directors of the Company completed its investigation on February 27, 2007 and concluded that there is no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants. In addition, on February 28, 2007, the Company determined that it was appropriate to restate its previously issued financial statements for the fiscal years ended 1993, 1994, 2000, 2001, 2002 and 2003 to reflect additional non-cash charges for stock-based compensation expense, which was accomplished in our Annual Report on Form 10-K for the year ended December 31, 2006.
On August 1, 2007, the Company filed a motion to dismiss the Gusinsky Action. The plaintiffs’ time to respond to that motion has been stayed while the parties engage in settlement discussions.
On July 16, 2007, the court granted a motion filed by plaintiffs to consolidate the Subsequent Actions. On August 6, 2007, the plaintiffs in the Subsequent Actions filed an amended complaint which added several new defendants and allegations that additional grants were backdated. The claims in the amended complaint were similar to those asserted in the Gusinsky Action with additional claims alleging violations of federal securities laws relating to the challenged grants. On August 17, 2007, the Company moved to dismiss the amended complaint, in part on the grounds that the federal securities claims were time barred. On October 9, 2007, the Court granted the Company’s motion and dismissed the Subsequent Actions.

15. Subsequent Events
Key Executive Management Changes
As previously reported in our current report on Form 8-K filed on November 6, 2007, James Caparro has transitioned from the position of Chief Executive Officer of EDCI to the newly created position of non-executive Chairman of our subsidiary, EDC. Mr. Caparro’s last day of employment as President and Chief Executive Officer of EDCI and EDC was November 5, 2007. Mr. Caparro is retaining his seat on the EDC board of directors but has resigned from the EDCI board of directors (the “Board”) effective November 5, 2007.
In connection with Mr. Caparro’s transition, we entered into a Mutual Separation Agreement with Mr. Caparro dated November 5, 2007. Pursuant to the agreement, among other things, we are obligated to pay Mr. Caparro (i) eight semi-monthly payments of $31,250 beginning November 15, 2007, (ii) a single payment of $62,500 on or about March 15, 2008 and (iii) a lump sum payment of $687,500 in January 2008. We also agreed to pay the costs for Mr. Caparro’s (including dependent family members) continued participation in our health and welfare plans, or COBRA, if such continued participation is not permitted, through October 31, 2008. The complete details of our payment obligations to Mr. Caparro are included in the agreement, which was filed as an exhibit to the Form 8-K filed on November 6, 2007.
Jordan M. Copland has been appointed to the position of Interim Chief Executive Officer of EDCI and Chief Executive Officer of EDC, effective November 5, 2007. Mr. Copland will also continue in his current positions as Chief Financial Officer, Treasurer and Secretary of EDCI and EDC, which he has held since December 2006.
Effective November 5, 2007, Thomas Costabile, was promoted by the Company to the position of President of EDC. Mr. Costabile will continue in his current position as Chief Operating Officer of EDC, which he has held since May 2005.
Effective November 5, 2007, Matthew K. Behrent, was promoted to the position of Executive Vice President, Corporate Development of EDCI and EDC. Mr. Behrent previously served as Senior Vice President & Chief Acquisitions Officer since July 2005.
Board of Director Appointment and Compensation Changes
As previously reported in our current report on Form 8-K filed on November 6, 2007, effective November 5, 2007, the Board appointed Robert Chapman, Jr. as a Class II Director to fill the vacant seat previously held by John J. Hurley. Initially, Mr. Chapman will not be a member of any committee of the Board.
In addition, effective November 5, 2007, the Board approved changes to the compensation of Clarke H. Bailey, EDCI’s non-Executive Chairman of the Board. Mr. Bailey has agreed to reduce his salary by over 30%, to $220,000 from $320,000.
The Board agreed to implement a 10% reduction in (1) the annual cash fee paid to non-officer directors for serving on the Board, (2) the cash fee for participation on certain Board committees and (3) the cash fee for attending Board meetings. The Board has further agreed to implement a 10% reduction in the value of the annual restricted stock awards granted to non-officer directors.

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
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A — Risk Factors of our quarterly report on Form 10-Q for the quarter ended June 30, 2007, which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.
OVERVIEW
Revenues for the three months ended September 30, 2007 and 2006 were $96.6 million and $85.0 million, respectively. We recorded net income of $0.3 million for the three months ended September 30, 2007 compared to net income of $8.0 million in the three months ended September 30, 2006. The results for the three months ended September 30, 2007 include income from continuing operations of $0.6 million, a net loss from discontinued operations of $0.5 million and an additional gain of $0.1 million on the sale of the Messaging business. The loss from discontinued operations for the three months ended September 30, 2007 includes $0.5 million related to tax contingencies for our international Messaging business subsidiaries. The results for the three months ended September 30, 2006 included income from continuing operations of $0.1 million, income from discontinued operations of $1.0 million and an extraordinary gain related to the acquisition of our UK operations of $6.9 million.
Revenues for the nine months ended September 30, 2007 and 2006 were $260.8 million and $228.7 million, respectively. We recorded a net loss of $9.8 million for the nine months ended September 30, 2007 compared to a net loss of $3.8 million in the nine months ended September 30, 2006. The results for the nine months ended September 30, 2007 include a loss from continuing operations of $10.8 million, a net loss from discontinued operations of $0.2 million and an additional gain of $1.3 million on the sale of the Messaging business. The results for the nine months ended September 30, 2006 included a loss from continuing operations of $6.7 million, a net loss from discontinued operations of $4.0 million and an extraordinary gain related to the acquisition of our UK operations of $6.9 million.
The results of our UK operations have been included since their acquisition on July 21, 2006. On December 31, 2006, we sold substantially all of the assets comprising our Messaging business, which was our other reportable segment. The sale of the U.S. Messaging assets closed on December 31, 2006, with the transfer of certain international locations closing during the first and second quarters of 2007 and the remainder scheduled to close before the end of the fourth quarter of 2007. All prior period information has been restated to present the operations of this segment as discontinued operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Percentage of Revenue)
REVENUES:
Product sales	78.9%	77.5%	78.0%	74.6%
Services revenues	21.1%	22.5%	22.0%	25.4%

Total Revenues	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES:
Cost of sales	68.4%	65.0%	69.1%	63.7%
Cost of services	15.4%	17.1%	17.0%	19.5%

Total Cost of Revenues	83.8%	82.1%	86.1%	83.2%

GROSS PROFIT	16.2%	17.9%	13.9%	16.8%
OPERATING EXPENSES:
Selling, general and administrative	12.5%	13.7%	15.2%	15.2%
Amortization of intangible assets	2.2%	2.4%	2.4%	2.5%

Total Operating Expenses	14.7%	16.1%	17.6%	17.7%

OPERATING INCOME (LOSS)	1.5%	1.8%	-3.7%	-0.9%
OTHER INCOME (EXPENSE):
Interest income	1.1%	1.3%	1.3%	1.4%
Interest expense	-1.1%	-1.8%	-1.4%	-2.1%
Gain (loss) on currency swap, net	-1.7%	0.4%	-0.9%	-0.9%
Gain on currency transaction, net	0.6%	0.2%	0.4%	0.6%
Other gain (loss), net	0.0%	-0.1%	0.0%	0.0%

Total Other Income (Expenses)	-1.1%	0.0%	-0.6%	-1.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	0.4%	1.8%	-4.3%	-1.9%
Income tax provision (benefit)	-0.2%	1.6%	-0.1%	1.0%
Minority interest	0.0%	0.0%	0.0%	0.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS	0.6%	0.2%	-4.2%	-2.9%
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-0.4%	1.1%	-0.1%	-1.8%
GAIN ON SALE OF MESSAGING BUSINESS	0.1%	0.0%	0.5%	0.0%

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	0.3%	1.3%	-3.8%	-4.7%
Extraordinary gain, net of income tax	0.0%	8.1%	0.0%	3.0%

NET INCOME (LOSS)	0.3%	9.4%	-3.8%	-1.7%

Three months ended September 30, 2007 compared to the three months ended September 30, 2006
Revenues. Revenues for the third quarter of 2007 were $96.6 million compared to $85.0 million for the third quarter of 2006.
Product Revenue. Product revenues were $76.2 million in the third quarter of 2007 compared to $65.9 million in the third quarter of 2006. The increase is primarily due to increased volumes in all our operations, the favorable impact of changes in exchange rates, a full quarter of operations in 2007 from our UK operations, and a royalty revenue reversal affecting our U.S. operations in the third quarter of 2006. Revenues from our UK operations, which were acquired in July 2006, increased $3.8 million due to inclusion of a full quarter of operations in 2007 and a favorable impact from the strengthening of the British pound, partially offset due to replacing declines in existing customer volumes with new customer volumes at lower revenue per unit rates. Revenues from our central European operations increased $3.1 million due to a 5.7% increase in volumes, albeit at a lower revenue per unit rate, and a favorable impact from the strengthening of the Euro. Revenues from our U.S. operations increased $3.4 million primarily due to a 7.5% and 45.5% increase in CD and DVD volumes, respectively, and the fact that the third quarter of 2006 included a $2.0 million reversal of royalty revenues and the corresponding royalty costs of the same amount. CD volumes from our primary customer declined 6.3% in the third quarter of 2007 compared to the third quarter of 2006, but we were able to offset these declines with new customer volumes, although at a lower revenue per unit rate.
Service Revenue. Service revenues were $20.4 million in the third quarter of 2007 compared to $19.1 million for the third quarter of 2006. The increase was primarily due to a 9.9% increase in our central European volumes and a favorable impact from the strengthening of the Euro. Revenues in our U.S. operations declined $0.8 million in the third quarter of 2007 compared to the third quarter of 2006 due to a 9.4% decline in volumes.
Gross Profits on Product Sales and Services. Gross profits were $15.6 million or 16.2% of revenues during the third quarter of 2007 compared to $15.2 million or 17.9% of revenues in the third quarter of 2006.
Product Sales. Gross profits on product revenues were $10.1 million, or 13.3% of product revenues, in the third quarter of 2007 compared to $10.6 million, or 16.1% of product revenues, in the third quarter of 2006. The gross profits decrease was due to lower margins in our central European and UK operations, offset in part by a favorable impact from changes in exchange rates. The gross margins in our central European operations declined from 24.5% in the third quarter of 2006 to 19.8% in the third quarter of 2007 primarily due to volumes in the third quarter of 2007 including a larger portion of low margin units than the third quarter of 2006. The gross margins in our UK operations declined to 8.5% in the third quarter of 2007 from 13.3% in the third quarter of 2006 primarily due to replacing declines in existing customer volumes with new customer volumes at lower gross margin rates.
Product Services. Gross profits on service revenues were $5.5 million, or 26.9% of service revenues, in the third quarter of 2007 compared to $4.6 million, or 24.0% of service revenues, in the third quarter of 2006. The increase was primarily due to increased volumes in our central European operations and a favorable impact from the strengthening of the Euro, offset by volume declines in our U.S. operations, which we were not able to fully offset with cost reductions.
Selling, General and Administrative Expense (SG&A). SG&A expense was $12.1 million in the third quarter of 2007 compared to $11.6 million in the third quarter of 2006. The increase is primarily due to increased professional fees primarily related to the stock option litigation and an unfavorable impact on costs from the strengthening of the Euro and the British pound, offset in part by improved divisional SG&A costs and lower amortization of profits interests due to the vesting of interests.
Other Income (Expenses)
Interest Expense. Interest expense was $1.1 million in the third quarter of 2007 compared to $1.6 million in the third quarter of 2006. The decrease was primarily due to a lower outstanding balance on our floating rate debt of $35 million at September 30, 2007, lower interest rates in the third quarter of 2007 and reduced interest accretion related to our deferred acquisition liability with Universal due to lower balances of $18.2 million.
Losses on Currency Swap, net. We recorded a loss on our currency swap in the third quarter of 2007 of $1.7 million compared to a gain on our currency swap of $0.3 million in the third quarter of 2006. The loss in the third quarter of 2007 was due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain on Currency Transaction, net. We recorded gains of $0.6 million and $0.2 million in the third quarter of 2007 and 2006, respectively, on intercompany transactions with our international operations which are denominated in their local currency.
Income Taxes. We recorded an income tax benefit of $0.2 million in the third quarter of 2007 compared to income tax expense of $1.4 million in the third quarter of 2006. The benefit in the third quarter of 2007 relates to adjustments of $1.8 million with respect to tax rate changes in the UK and Germany, offset by income tax expense from our central European and UK operations. The tax rate changes are effective in 2008, but we were required to adjust the value of our related deferred tax assets and liabilities at the time the rate changes were enacted in the third quarter of 2007. The expense in the third quarter of 2006 relates to income from continuing operations from our central European operations. We expect both the central European and UK operations to generate income for the full fiscal year. No tax benefit has been provided for losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at September 30, 2007. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.
Extraordinary Gain. We recorded an extraordinary gain of $6.9 million in the three months ended September 30, 2006 as a result of acquiring the net assets of our UK operations with fair values in excess of the purchase price.
Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006
Revenues. Revenues for the nine months ended September 30, 2007 were $260.8 million compared to $228.7 million for the nine months ended September 30, 2006.
Product Revenue. Product revenues were $203.5 million in the nine months ended September 30, 2007 compared to $170.6 million in the nine months ended September 30, 2006. The increase is primarily due to a full nine months of revenue from our UK operations, which were acquired in July 2006, and favorable exchange rate fluctuations from the strengthening of the Euro and British pound which offset the effects of volume and pricing declines in our U.S. operations. Our central European operation revenues increased $4.6 million in the nine months ended September 30, 2007 primarily due to the favorable impact from the strengthening of the Euro as compared to the nine months ended September 30, 2006 and a modest 1.1% increase in volumes. Results for the nine months ended September 30, 2006 included revenues of $1.7 million related to the settlement of CD pricing for our central European operations. U.S. operations CD volumes for the nine months ended September 30, 2007 were down 9.9% compared to the same period of 2006, offset only partially by a 83.5% increase in DVD volumes, production of which began in the second quarter of 2006. Our primary customer’s CD volumes declined 21.1% in the nine months ended September 30, 2007, reflecting new release timing delays that began in the first quarter of 2006. We were able to offset a significant portion of our primary customers volume decline with new business, albeit at lower per unit revenue rates.
Service Revenue. Service revenues were $57.3 million for the nine months ended September 30, 2007 compared to $58.1 million for the nine months ended September 30, 2006. The decrease was primarily due to a 15.4% decline in U.S. operations volumes resulting in a 16.2% decline in U.S. service revenues for the first nine months of 2007. As was the case with product revenues, this decline is a reflection of new release timing issues that began in the first quarter of 2006. Our central European service revenues increased $2.5 million for the nine months ended September 30, 2007 due primarily to the strengthening of the Euro and a 1.1% increase in volumes.
Gross Profits on Product Sales and Services. Gross profits were $36.3 million, or 13.9% of revenues, during the nine months ended September 30, 2007 compared to $38.4 million, or 16.8% of revenues, in the nine months ended September 30, 2006.
Product Sales. Gross profits on product revenues were $23.4 million, or 11.5% of product revenues, in the nine months ended September 30, 2007 compared to $25.0 million, or 14.6% of product revenues, in the nine months ended September 30, 2006. Our UK operations, acquired in July 2006, contributed $3.6 million of gross profits, in the nine months ended September 30, 2007 compared to $2.0 million during the abbreviated 2006 period. The gross profits of our U.S. operations declined $0.4 million for the nine months ended September 30, 2007, while gross profits as a percent of sales of 7.9% for the nine months ended September 30, 2007 was comparable to the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2006 was negatively impacted by $2.1 million, or 3.5% of product gross margin, in volume rebates for our primary customer, while the nine months ended September 30, 2007 was negatively impacted by lower margins on new customer business and reduced production for our primary customer. Gross profits in our central European operations was down $2.8 million compared to the nine months ended September 30, 2006 primarily due to the nine months ended September 30, 2006 including a favorable gross profit impact of $1.7 million, or 1.8% of product gross margin, related to a CD pricing review in our central European operations completed in the second quarter of 2006, product mix for the nine months ended September 30, 2007 including a larger percentage of lower margin units than the nine months ended September 30, 2006.
Services. Gross profits on service revenues were $12.9 million, or 22.5% of service revenues, in the nine months ended September 30, 2007 compared to $13.4 million, or 23.1% of service revenues, in the nine months ended September 30, 2006. The decrease is primarily due to volume declines in our U.S. operations, which we were not able to fully offset with cost reductions. Our central European operations gross profits on service revenue were up slightly in the nine months ended September 30, 2007.
Selling, General and Administrative Expense (SG&A). SG&A expense was $39.6 million in the nine months ended September 30, 2007 compared to $34.8 million in the nine months ended September 30, 2006. The increase is primarily due to higher professional fees primarily related to our stock option investigation completed in the first quarter of 2007 and on-going options litigation, SG&A costs from our UK operations acquired in July 2006, an unfavorable impact from exchange rate changes, and internal and external costs related to SOX compliance, offset by lower amortization of profits interests due to interests vesting.
Amortization of Intangible Assets. Amortization expense was $6.2 million in the nine months ended September 30, 2007 compared to $5.8 million in the nine months ended September 30, 2006. The increase is due to finalizing the purchase accounting valuation for our acquisition of EDC during the nine months ended September 30, 2006. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Expense. Interest expense was $3.7 million in the nine months ended September 30, 2007 compared to $4.5 million in the nine months ended September 30, 2006. The decrease was primarily due to a lower outstanding balance on our floating rate debt of $35.0 million at September 30, 2007, and reduced interest accretion associated with our deferred acquisition liability with Universal due to lower balances of $18.2 million, offset in part by higher interest rates in the nine months ended September 30, 2007.
Losses on Currency Swap, net. We recorded losses on our currency swap of $2.4 million and $2.1 million in the nine months ended September 30, 2007 and 2006, respectively. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain on Currency Transaction, net. We recorded gains of $1.0 million and $1.3 million in the nine months ended September 30, 2007 and 2006, respectively, on intercompany transactions with our international operations which are denominated in their local currency.
Income Taxes. We recorded income tax benefit of $0.4 million for the nine months ended September 30, 2007 compared to income tax expense of $2.2 million in the nine months ended September 30, 2006. The benefit in the nine months ended September 30, 2007 relates to adjustments of $1.8 million with respect to tax rate changes in the UK and Germany, offset by income tax expense from our central European and UK operations. The tax rate changes are effective in 2008, but we were required to adjust the value of our related deferred tax assets and liabilities in the third quarter of 2007 as the rate changes were enacted in the third quarter of 2007. The expense in the nine months ended September 30, 2006 relates to income from continuing operations from our central European and UK operations. We expect both the central European and UK operations to generate income for the full fiscal year. No tax benefit has been provided for losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at September 30, 2007. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.
Extraordinary Gain. We recorded an extraordinary gain of $6.9 million in the nine months ended September 30, 2006 as a result of acquiring the net assets of our UK operations with fair values in excess of the purchase price.
FINANCIAL CONDITION AND LIQUIDITY
Overview
At September 30, 2007, we had cash and cash equivalents, restricted cash and short-term investments totaling $104.2 million. The restricted cash of $27.1 million consisted primarily of cash and cash equivalents to fund the payment of German pension obligations and repayment of loans from employees of EDC’s German operations. As of September 30, 2007, we had short-term investments, comprised of corporate bonds, short-term notes and auction rate securities totaling $15.4 million. At September 30, 2007, our principal sources of liquidity were our $61.7 million of unrestricted cash and cash equivalents and the $10 million unused revolving line of credit under the EDC Senior Secured Credit Facility. Our cash generally consists of money market demand deposits and our cash equivalents generally consist of high-grade commercial paper, bank certificates of deposit, treasury bills, notes or agency securities guaranteed by the U.S. government, and repurchase agreements backed by U.S. government securities with original maturities of three months or less.

We expect to use our cash and cash equivalents for working capital, payments of long-term debt obligations and other general corporate purposes, including the expansion and development of our existing products and markets, liabilities related to discontinued operations, and potential future acquisitions.
At September 30, 2007, approximately $1.0 million of liabilities and $0.6 million of assets related to discontinued operations remained outstanding primarily related to international operations of our Messaging business not yet transferred to IP Unity, the final transfers of which are scheduled to close in the fourth quarter of 2007.
Derivative Activities
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At September 30, 2007, we are in a net loss position of $4.8 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash used in operating activities in the nine months ended September 30, 2007 was $3.7 million, including working capital changes of $13.7 million, partially offset by $7.4 million from net income (excluding non-cash charges), increases of $2.2 million in our pension and defined benefit obligations and $1.6 million from long-term receivable collections.
Working capital changes in the nine months ended September 30, 2007 included, without limitation:
•	An increase of $1.8 million in accounts receivable, due primarily to increased business in our U.S. and central European operations. Our UK operations generated positive cash flows due to the collection of year-end high-season receivables in early 2007.

•	An increase in inventories of $2.4 million reflects the build-up of inventories in advance of high season activities that normally begin in late September or early October.

•	An increase in prepaid and other current assets of $4.6 million primarily due to a $1.4 million VAT prepayment in Germany, $1.1 million reimbursement receivable related to stock option litigation legal fees, $0.7 million for prepaid insurance premiums and deposits and the timing of prepaid expenses.

•	An increase of $6.7 million in accounts payable was primarily due to the timing of payments and the increase in payables associated with the build-up of inventories as we move into the high season business.

•	A decrease of $11.5 million in accrued liabilities and income taxes payable included payments of $8.2 million for 2005, 2006 and 2007 German and 2007 UK income taxes, $2.0 million related to Messaging sale closing costs and $1.3 million related to a legal settlement from the Messaging business.
Investing Activities. In the nine months ended September 30, 2007, capital expenditures were $5.6 million. Capital spending is anticipated to be approximately $2 million for the last quarter of 2007. Expenditures in 2007 include additional production equipment for our U.S. manufacturing facility as well as normal equipment and facility maintenance, replacement and upgrades and efficiency improvements. Investing activities also included proceeds of $2.5 million from the settlement of a portion of the long-term receivable and $0.6 million from the settlement of the Messaging sale working capital adjustment. Finally, during the quarter ended September 30, 2007, $15.4 million of cash was invested in bonds, notes and auction rate securities available for sale and classified in the condensed consolidated balance as short-term investments.
Financing Activities. EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $10.0 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the revolving credit facility for one year. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2008. The senior secured credit facility bears interest, at our option, at either: the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% or the LIBOR plus a 1.25% margin on the cash collateralized portion of the term loan. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 7.55% at September 30, 2007. At September 30, 2007, $35 million was outstanding on the term loan and the $10 million revolving credit facility was unused. Scheduled payments are due on December 31 of each year.
During the nine months ended September 30, 2007, we made scheduled payments of $14.3 million under our long-term debt and capital lease obligations and $1.3 million under our employee loan agreements. We also received proceeds of $0.7 million from the issuance our common stock in connection with the exercise of options and other awards.
Outlook
Although the fourth quarter typically is the busiest and strongest quarter of the year, we continue to face a difficult operating environment. During the third quarter, the U.S. music industry saw a continuation of the physical sales declines that occurred in the first half of the year, albeit at a more modest rate of approximately 5%. For the first nine months of 2007, the overall decline rate was approximately 12%, exhibiting some improvement from the 15-20% declines experienced during the first half of 2007. The European market continues to outperform the U.S. market, with only a slight decline in the third quarter, which was consistent with what occurred in the first half of 2007. For the full year 2007, we continue to expect industry declines to be approximately 10-12%.
As discussed in previous quarters, we continue to implement cost saving and process improvement initiatives throughout our organization. To date, most of our operational savings initiatives have been focused on our manufacturing operations, with our efforts now shifting to our distribution operations. Continued focus on both corporate and operational cost controls for the remainder of 2007 and in 2008 is critical to our ability to minimize the impact on our profitability of further industry declines.
With respect to sales and business development, we continue to win competitive bids for third-party business due to our outstanding reputation in the industry and our ability to offer a complete supply chain solution. This new business is helping to partially offset the industry declines, which are impacting our customer base. We continue to actively pursue new business opportunities and compete well in our core markets. We are also monitoring the consolidation of smaller and independent labels as the decline in the physical market takes it toll on this market segment.
We continue to pursue various strategic alternatives, including alternatives that involve EDC’s operating business as well as potential acquisitions in unrelated industries. Our two-pronged approach seeks to explore opportunities that leverage core competencies of our EDC business and take advantage of our other corporate assets, primarily consisting of unrestricted cash and net operating loss carryforwards.
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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Other than as discussed below, we believe that there have been no significant changes to such critical accounting policies and estimates during the nine months ended September 30, 2007.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”. FAS 159 provides entities with an option to choose to measure eligible items at fair value at specified election dates. If elected, an entity must report unrealized gains and losses on the item in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. We will adopt SFAS 159 beginning in fiscal year 2008, but do not anticipate any impact on our financials statements or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange and stock market volatility. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes to such exposure during the nine months ended September 30, 2007, except as noted below.
During the quarter ended September 30, 2007, $15.4 million of cash was invested in corporate bonds, notes and auction rate securities which were classified on the condensed consolidated balance sheet as short-term investments. Changes in the overall level of interest rates affect interest income generated from our short-term investments in these debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $0.2 million, based on our short-term investments at September 30, 2007. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2007.
During the nine months ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Entertainment Distribution Company, Inc.

(Registrant)

/s/ Jordan Copland

Jordan Copland
Interim Chief Executive Officer and
Chief Financial Officer
Date: November 8, 2007	(Principal Executive Officer and Financial Officer)

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description
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

3.4
Certificate of Elimination which eliminated the certificate of designation with respect to the Series A Junior Participating Preferred Stock dated September 17, 2007 was filed September 18, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.