Form 10-K
period 2007-12-31
ENTERTAINMENT DISTRIBUTION CO INC
filed 2008-03-14
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-15761
ENTERTAINMENT DISTRIBUTION COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	98-0085742

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 8th Avenue, 23rd FL, New York, New York	10019

(Address of principal executive offices)	(Zip Code)
(212) 333-8400

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.02 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer,” “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 29, 2007, was approximately $140 million. The number of shares of the Registrants’ common stock outstanding on March 10, 2008 was 70,158,052.
DOCUMENTS INCORPORATED BY REFERENCE:

Document	Location of Form

Proxy Statement for 2008 Annual Meeting of Stockholders	Part III

Entertainment Distribution Company, Inc. and Subsidiaries

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
PART I
ITEM 1. BUSINESS
Overview
Entertainment Distribution Company, Inc., formerly Glenayre Technologies, Inc., was incorporated in Delaware on September 21, 1987, and is the successor to a corporation organized on April 7, 1945. The principal executive offices are located in New York City at 825 8th Avenue, New York, New York, 10019. The Company’s telephone number for investor relations is (212) 333-8400. In this Form 10-K, the terms “we,” “us,” “our” “EDCI” and “the Company”each refer to Entertainment Distribution Company, Inc. and its wholly-owned and controlled majority owned subsidiaries unless the context requires otherwise.
In past periods, including during fiscal year 2006, we had two reportable business segments: Entertainment Distribution Company, LLC (“EDC”) and Glenayre Messaging (“Messaging”). On December 31, 2006, we sold substantially all of the assets comprising the Messaging business. All prior period information has been restated to present the operations of this segment as discontinued operations.
EDC, our only continuing segment, is an industry leader in providing pre-recorded products and distribution services to the entertainment industry with operations serving the United States (“U.S.”), central Europe and the United Kingdom (“UK”). EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) in May 2005. As part of the transaction, we entered into supply agreements with Universal with initial terms of 10 years under which we became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing requirements and distribution requirements for the U.S. and central Europe.
In July 2006, EDC’s presence in the European market was expanded when we acquired a CD manufacturing operation in Blackburn, UK (“Blackburn”). Blackburn is the largest CD replicator in the UK. Its customer base includes Universal Music Group, its largest customer, as well as Ministry of Sound, Union Square Music, Demon Music Group and Warner Music Group. This acquisition also allowed EDC to secure all of Universal’s UK CD manufacturing business, a portion of which was scheduled to revert to EDC in 2007 as part of EDC’s international supply agreement with Universal.
Together these two acquisitions comprise EDC’s operations. The results of our U.S., central European and UK operations have been included in the consolidated financial statements since their applicable acquisition dates.
Evolving retail trends have caused entertainment content owners to seek out opportunities to lower their costs and to shorten their supply chain. Our core competencies are CD and DVD replication and logistic services, and we are well positioned to participate in this supply chain evolution. As an independent service provider, with the world’s largest music company as its primary customer, EDC is pursuing opportunities to increase revenue by providing a wide range of physical manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers. In evaluating these opportunities, we will consider the continued downward pressure on pre-recorded entertainment product pricing and the strong interest from the third party market for CD and DVD production and distribution services. We are also focused on implementing various strategic operational initiatives to increase capabilities and capacity and reduce costs over time.
Products
EDC’s products include pre-recorded multimedia products CDs and DVDs, and manufactured jewel boxes and trays for the entertainment industry. Piracy and illegal downloading of music through web sites have caused CD volumes to decline. We expect that file sharing and downloading, both legal and illegal, and portable personal digital devices will continue to exert downward pressure on the demand for CDs. In addition, the removal of Digital Rights Management (DRM) by Universal and other content providers will potentially have a negative impact on physical content sales. However, the CD is, and in the foreseeable future is expected to remain, the standard format for the music industry.
The digital transfer and downloading of video files has also become more widespread in large part due to improvement in the speed and quality with which video files can be transferred and downloaded. As a result, file sharing and downloading has exerted significant downward pressure on the demand for DVDs. However, we believe the DVD format, including high definition DVD, will continue to be the standard format for the video industry.
Professional Services
EDC offers an array of professional services including:
Distribution Services: product delivery to mass merchants’ regional distribution centers and wholesalers. We provide direct to retail distribution in Europe as the standard and in the U.S. when timing is crucial. With one German and three U.S. distribution centers, EDC is well positioned to deliver pre-recorded products throughout the U.S. and Europe. The services provided are an integral part of EDC’s customers’ supply chain.
Printed Components and Packaging Services: purchase of printed components and assembly of shelf ready packages. In response to our customer’s demand for more environmentally friendly packaging, we added the assembly of ECOPAK products to our service line in 2007.
Value Added Services: custodial responsibilities for inventory storage and control, returns processing, fulfillment of promotional product, retail price stickering, product quality evaluations, logistics advice, claims administration, data interfaces and cash collections.
Markets, Sales and Marketing
EDC provides CD and DVD manufacturing and distribution services to entertainment content providers in the U.S. and central Europe and manufacturing services in the UK. In addition to its direct sales force located in the U.S., EDC has sales personnel in Hanover, Germany and Blackburn, UK.
Competition
EDC’s competitors include subsidiaries of media conglomerates that produce content while others, like EDC, are purely manufacturers and/or distributors. Our competitors include:
Manufacturing only: AMI, Crest National, Disc Makers, Expedia Media, MPO, OK Media, DocData and Optical Entertainment Media and Zomax.
Distribution only: Ditan, Handleman, Anderson, Entertainment One, Source Interlink, Arvato, Alliance, Ingram, VPD, Baker & Taylor and Navarre.
Manufacturing and Distribution: Cinram, JVC America, Sonopress, Sony DADC/Sony Entertainment Distribution, MPO and Media Motion.
Competition in the pre-recorded multimedia industry is intense and winning new customers, as well as maintaining existing customers, is based on a combination of price, capacity, reliability and the level of service and support. We believe that our competency in providing complete end-to-end manufacturing and distribution supply chain services differentiates us from many of our competitors. However, some of our competitors are larger than us and may have more resources available to them to help them manage their business and respond as the industry continues to experience a decline in demand.
Service and Support
EDC is an integral part of our customers’ supply chain, managing and delivering products to mass merchant regional distribution centers and wholesalers. We provide direct to retail distribution in Europe as the standard and in the U.S when timing is crucial, requests for which were more prevalent in 2007. EDC coordinates the printed material and packaging functions and ships shelf-ready packages world wide on demand. EDC generally does not own finished goods inventory. It provides custodial responsibilities for inventory management, and storage of finished goods and component parts, product quality evaluations, logistics advice, claims administration and data interfaces for its customers.
Customers
EDC’s major customers are Universal Music Group, BMG Record Club, Vivendi Games, Universal Pictures International-Germany, Ministry of Sound, Union Square Music, Demon Music Group and Warner Music Group.
Universal: EDC’s manufacturing and distribution agreements with Universal accounted for approximately 76%, 87% and 91% of its 2007, 2006 and 2005 revenues, respectively. EDC plans, manages and monitors the use of resources based on regular forecasts provided by Universal. Because EDC is dependent on Universal for a significant amount of its revenues, if market or other factors cause Universal to reduce or postpone significant levels of current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected.
Other: All other customers totaling over 150 companies accounted for, in the aggregate, approximately 24%, 13% and 9% of our 2007, 2006 and 2005 revenues, respectively. We have a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting new customers in the music, video, gaming markets and health and fitness products.
International Sales
EDC’s international sales, which originate primarily in Germany and the UK, are denominated in Euros and British pounds, respectively, and accounted for approximately 66%, 60% and 50% of EDC’s total revenues in 2007, 2006 and 2005, respectively. See Note 20 to the consolidated financial statements for information concerning revenues and long-lived assets by geographic area.
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
Distribution: EDC distributes products for the U.S. market at our main distribution facility in Fishers, Indiana and two satellite distribution facilities in Reno, Nevada and Wilkes-Barre, Pennsylvania and for the central European market at our facility in Hanover, Germany which is a combined manufacturing and distribution facility. All the facilities are leased and we have an option to purchase the Hanover facility, as noted above.
We believe in setting high standards of quality throughout all of our operations. Our Hanover, Germany facility and our Grover, North Carolina manufacturing facility are registered ISO 9001:2000 the international standard for quality assurance and ISO 14001 for environmental management. Our Blackburn, UK facility is ISO 9001:2000 certified and is in the process of obtaining ISO 14001 certification. During 2006, the U.S. distribution operations became ISO 9001:2000 compliant. We believe that adhering to the stringent ISO 9001 and 14001 procedures not only creates efficiency in operations, but also positions EDC to meet the exacting standards required by its customers.
EDC is also a member of the Content Delivery and Storage Association (CDSA) and fully supports and complies with the worldwide CDSA Anti-Piracy program. This compliance program ensures that EDC only provides services to those intellectual property owners who have certified and documented ownership and proper use of content, thus ensuring the legitimacy of customer products.
Raw Materials and Components
EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs. EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene (which accounts for approximately 8% of total cost of sales), polycarbonate (which accounts for approximately 9% of total cost of sales) and any jewel boxes and trays, not internally manufactured, (which accounts for approximately 7% of total cost of sales) from several suppliers. In the UK, we purchase polycarbonate (which accounts for approximately 11% of total cost of sales) and jewel boxes and trays (which accounts for approximately 20% of total cost of sales) from several suppliers. In the U.S., we purchase polycarbonate (which accounts for approximately 11% of total cost of sales) and jewel boxes and trays (which accounts for approximately 26% of total cost of sales) from several suppliers. These inputs are crucial to the production of CDs and DVDs and, while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver its product to EDC.
Proprietary Technology
EDC has non-exclusive CD replication licensing agreements with a member of the Philips Group of Companies and with Discovision Associates and non-exclusive DVD replication licensing agreements with MPEGLA, the 3-C and AC-3 Groups (both administered by Philips Electronics), the 6-C Group (administered by Toshiba Corporation) and Discovision Associates.
Registered Trademarks
Our trademarks and service marks are also valued corporate assets. We protect our most important marks through registrations in the U.S. and various foreign countries. We are in the process of registering “EDC” and “SIDEBURST” as trademarks.
Government Regulation
Our manufacturing and distribution operations are subject to a range of federal, state, local and international laws and regulations relating to the environment. These include laws and regulations that govern discharges into the air, water and landfills and the handling and disposal of hazardous substances and wastes. We do not anticipate any material effect on our capital expenditures, earnings or competitive position in order to remain in compliance with government regulations involving environmental matters.
Seasonality
EDC typically manufactures and distributes approximately 55% to 60% of its annual demand by volume in the second half of the calendar year due to seasonality in the entertainment business. Variability is also experienced on a quarterly basis with the lowest demand typically being experienced in the first calendar quarter and with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is influenced by our customers’ product release schedules.
Backlog
EDC’s customers order products and services only as they are needed, therefore we do not maintain any significant backlog.
Employees
At December 31, 2007, we employed over 2,000 persons. In Germany, approximately 43% of our workforce of 880 employees is represented by a works council. However, collective bargaining agreements negotiated by the works council cover all non-exempt staff. In February 2008, we reached an agreement with the works council on an eight year collective bargaining agreement which runs through 2015. Exempt staff represents approximately 4% of the total employees in Germany. In the UK, approximately 72% of our workforce of 334 employees is unionized and subject to collective bargaining agreements. In July 2007, we entered into an agreement with the UK employees that was retroactively effective January 1, 2007, and ran until January 1, 2008. We are currently in negotiations for the 2008 UK contract. The 2007 contract terms will remain in effect until a new agreement is reached. In the U.S., approximately 24% of our workforce of approximately 819 employees is unionized and subject to collective bargaining agreements. In April 2007, EDC entered into a new collective bargaining agreement with U.S. employees that will run through April 2010. We believe employee relations are good.
SEC Filings
We make available all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through our Internet website at www.edcllc.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s Internet website at www.sec.gov.

Our code of ethics is posted on our Internet website at www.edcllc.com. You can also receive a copy free of charge by sending an email request to investor.relations@edcllc.com or by sending a written request to our offices at 825 8th Avenue, 23rd Floor, New York, NY 10019, Attention: Investor Relations.
ITEM 1A. RISK FACTORS
Our prospects are subject to certain risks and uncertainties including the following:
Declining Nature of CD and DVD Industries
Our business is dependent on the continued viability and growth of physical distribution of music and video through authorized pre-recorded media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music have eroded and are expected to continue to erode our volume of sales and the pricing of our products and services. The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music and video files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, CD and DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. We expect that file sharing and downloading, both legally and illegally, the introduction of new optical formats and portable personal digital devices will continue to exert downward pressure on the demand for CDs. The digital transfer and downloading of video files has become more widespread in large part due to improvement in the speed and quality with which video files can be transferred and downloaded. As a result, file sharing and downloading has also exerted significant downward pressure on the demand for DVDs. In addition, our business faces pressure from the emerging distribution alternatives, like video on demand (“VOD”) and personal digital video recorders. As substantially all of our revenues are derived from the sale of CDs and to a lesser extent DVDs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect our business, financial condition and results of operations.
Potential Intellectual Property Infringement Claims from Third Parties
Substantial litigation regarding intellectual property rights continues in the technology industry. If we were to discover that our products violated a third party’s proprietary rights and were unable to obtain licenses on terms acceptable to us, we might not be able to continue offering those products without substantial reengineering. Reengineering efforts might result in substantial costs and product delays, and might not be successful.
The industry in which EDC competes has many participants who own, or who claim to own, intellectual property for certain of the manufacturing processes we employ, the products we produce or the content produced by our customers. We pay licensing fees to certain third parties who claim to own the rights to intellectual property that we employ in our manufacturing processes or products. In addition, from time to time others may claim rights to intellectual property we employ, asserting a right to royalties or penalties for infringement. It is not possible to determine with certainty whether these or any other existing third party patents or the issuance of any new third party patents may require us to alter, or obtain licenses relating to our processes or products. New multimedia formats will likely require us to obtain additional licenses. We may not be able to obtain any such licenses on favorable terms and obtaining and paying royalties on new licenses might materially increase our costs.
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
Variability of Quarterly Results and Dependence on Key Customers
Our manufacturing and distribution agreements with Universal accounted for approximately 76%, 87% and 91% of our 2007, 2006 and 2005 revenues, respectively. If market or other factors cause Universal to reduce or postpone significant levels of current or expected purchase commitments for our products, our operating results and financial condition will be adversely affected. We have a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting other customers in the music, video and games markets. Our efforts to expand business with parties other than Universal may not succeed, and as a result, we may not be able to significantly reduce our dependence on Universal.

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
Our production levels, revenue and cash flows are largely affected by our customers’ product release schedule. The release schedule is dependent on a variety of factors such as consumer demand and the availability of marketable content. Our results of operations and cash flows in any period can be materially affected by the timing of product releases by our customers, which may result in significant fluctuations from period to period. In addition, the entertainment business is seasonal and, as such, we typically manufacture and distribute approximately 55% to 60% of our annual demand by volume in the second half of the calendar year. Typically the lowest demand is experienced in the first calendar quarter with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is also influenced by our customers’ new product release schedule.
Senior Secured Credit Facility
EDC’s Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) our ability to pay dividends or make acquisitions outside our current industries; (iii) EDC’s ability to make any payments to us in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC and subsidiaries leverage, minimum interest coverage and maximum senior secured leverage as defined therein. EDC’s ability to comply with these financial covenants is dependent on its future performance, which is subject to prevailing economic conditions and other factors that are beyond our control. Our failure to comply with any of these restrictions in the Senior Secured Credit Facility may result in an event of default, which, if not cured or waived, would allow the lenders to accelerate the payment of the loans and/or terminate the commitments to lend or foreclose on collateral in addition to other legal remedies.
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
Concentration of Suppliers
EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs. EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene (which accounts for 8% of total cost of sales), polycarbonate (which accounts for approximately 9% of total cost of sales) and any jewel boxes and trays, not internally manufactured, (which accounts for approximately 7% of total cost of sales) from several suppliers. In the UK, we purchase polycarbonate (which accounts for approximately 11% of total cost of sales) and jewel boxes and trays (which accounts for approximately 20% of total cost of sales) from several suppliers. In the U.S., we purchase polycarbonate (which accounts for approximately 11% of total cost of sales) and jewel boxes and trays (which accounts for approximately 26% of total cost of sales) from several suppliers.
These inputs are crucial to the production of CDs and DVDs and, while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver their product to EDC which could materially adversely affect our business, financial condition and results of operations.

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
Advances in Technology, Efforts to Add Services and Changes in Customer Demands
As the demands and requirements of our customers shift, we will need to modify the products and services offered to retain these customers. The costs associated with adapting our operations to these requirements will likely be significant. The initiatives we are pursuing to increase revenue by providing a wide range of manufacturing, distribution and value added services to entertainment content owners and their customers will also require us to incur costs, which may be significant. However, there can be no assurance that these initiatives will succeed in significantly increasing our revenues. If we are unable to obtain the resources necessary to fund product expansion and new technology development or to increase revenues by adding to the types of manufacturing, distribution and value added services we provide to our customers, we may not be able to successfully implement our business strategies and our market share, gross profit margins and results of operations could be adversely affected. Changes in the technology employed by the pre-recorded media industry and the emergence of the future generations of multimedia products, such as Blu-ray discs, may require us to extensively upgrade or alter our manufacturing processes and production facilities in order to offer the most up-to-date product variations.
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
Limitations on NOLs Resulting from Ownership Changes
As a result of certain transactions involving our common stock, we have calculated, using the best available public information as of December 11, 2007, that approximately 30% of our share base has changed hands in the past three years utilizing the methodologies outlined in section 382 of the Internal Revenue Code (“section 382”). If we had an “ownership change”, as defined in section 382, our net operating losses (“NOLs”) generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these NOLs. Section 382 generally limits the amount of the taxable income that can be offset by a pre-change loss to the product of (i) the long-term tax exempt bond rate (published monthly by the U.S. Treasury) as of the date of the change of ownership and (ii) the value of the company’s shares immediately before the ownership change.
Generally, a loss corporation incurs an “ownership change” within the meaning of section 382 if, immediately after any change in the ownership of the stock in the loss corporation affecting the percentage of stock owned by any 5% stockholder (the date of any such change is referred to as a “testing date”), the percentage of stock owned by one or more 5% stockholders, in the aggregate, has increased by more than 50 percentage points over the lowest percentage of stock owned by such 5% stockholders at any time during the three-year period ending on the testing date. Thus, as of any testing date, changes in stock ownership occurring more than three years prior to the testing date do not have to be taken into account when determining whether an ownership change has occurred.
The amount of our NOLs have not been audited or otherwise validated by the IRS. The IRS could challenge the amount of our NOLs, which could result in an increase in our liability for income taxes. Therefore, we cannot assure you that the calculation of the amount of our NOLs may not be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Based upon a review of past changes in our ownership, as of December 11, 2007, we do not believe that we have experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, the IRS or some other taxing authority may disagree with our position and contend that we have already experienced such an ownership change, which would severely limit our ability to use our NOL carry forwards and capital loss carry forwards to offset future taxable income. See Note 15 of the consolidated financial statements for additional information regarding our NOLs.
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
Ability to Attract and Retain Key Personnel
Our continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that we will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or our inability to attract additional qualified employees or retain other employees could have a material adverse effect on our business, results of operations or financial condition.
Competition
Some of our competitors have substantially greater financial, technical, marketing and distribution resources than us and we may be unable to successfully compete with these competitors. In addition, competitive pricing pressures may have an adverse effect on our profit margins in the future.
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
Continued NASDAQ Listing
In January 2008, we received notification from Nasdaq that we were not in compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5) and were provided with 180 calendar days, or until July 2, 2008, to regain compliance. Alternatively, we can apply to transfer our common stock to The Nasdaq Capital Market if we satisfy the applicable listing requirements, other than the bid price requirement, either during the first 180 day period or after July 2, 2008. If our application is approved, we will be afforded a second 180 calendar day compliance period in order to regain compliance with the minimum bid price rule.
If we are unable to regain compliance with the Nasdaq criteria, our common stock may be delisted. In such an event, our shares could only be traded on the over-the-counter bulletin board system. This method of trading could impair the liquidity of our common stock and our ability to raise capital. In addition, we may become subject to special rules, called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES
The following table sets forth certain information regarding our principal facilities used in its continuing operations:

	Size	Owned Or	Lease
Location	(Square Feet)	Leased	Expiration Date	Used

Blackburn, Lancashire, UK	148,869	Leased	2017	Manufacturing facility and administrative offices for EDC UK information services, finance and accounting.
Grover, North Carolina, U.S.A.	356,000	Owned	N/A	Manufacturing facility and administrative offices for EDC U.S. manufacturing operations.
Fishers, Indiana, U.S.A.	648,000	Leased	2012	Full stocking warehouse and distribution center, offices for EDC U.S. information services, and corporate accounting and finance.
Reno, Nevada, U.S.A.	100,000	Leased	2010	EDC product warehouse and distribution center.
Wilkes-Barre, Pennsylvania, U.S.A.	60,000	Leased	2010	EDC product warehouse and distribution center.
New York, New York, U.S.A.	5,300	Leased	2008	Corporate Headquarters
Hanover, Germany	738,000	Leased	2015	Manufacturing facility and full stocking warehouse and distribution center and administrative offices for EDC central Europe information services, finance and accounting.
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
Shareholder Derivative Actions — As previously reported, on September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of the Company, contained a variety of allegations relating to the backdating of certain stock option grants. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions were identical to each other, and asserted the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws.
As previously reported, a Special Litigation Committee of the Board of Directors of the Company, following an internal investigation, concluded that there was no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants. The Company also restated certain financial statements as a result of this internal investigation.
On August 1, 2007, the Company filed a motion to dismiss the Gusinsky Action. The plaintiffs’ time to respond to that motion was stayed while the parties engaged in settlement discussions.
On July 16, 2007, the court granted a motion filed by plaintiffs to consolidate the Subsequent Actions. On August 6, 2007, the plaintiffs in the Subsequent Actions filed an amended complaint which added several new defendants and allegations that additional grants were backdated. The claims in the amended complaint were similar to those asserted in the Gusinsky Action with additional claims alleging violations of federal securities laws relating to the challenged grants. On August 17, 2007, the Company moved to dismiss the amended complaint, in part on the grounds that the federal securities claims were time barred. On October 9, 2007, the Court granted the Company’s motion and dismissed the Subsequent Actions. On November 8, 2007, the plaintiffs filed a notice of appeal of the Court’s dismissal. On December 21, 2007, the parties to the Subsequent Actions agreed to withdraw the appeal without prejudice to re-filing it.
On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions. The agreement is subject to the approval of the Court. Pursuant to the settlement agreement, the Company’s insurer will pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and will pay for the costs of notifying the Company’s shareholders of the settlement. The Company will also implement certain changes to its Equity Compensation Policy and adopt related reform policies. In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions will dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints. The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and the matter is now pending before that Court.
Patent Litigation - In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008. Plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages. EDC does not believe the complaint has merit and has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement. EDC intends to vigorously defend the action. At this early stage in this matter, the Company is not able to assess the materiality of any potential outcome.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NASDAQ Global Market under the symbol “EDCI.” The table below sets forth the inter-day high and low sale prices for our common stock on the NASDAQ Global Market for the periods indicated.

	Price Range of
	Common Stock
	High	Low
Year Ended December 31, 2007
First Quarter	$2.70	$2.13
Second Quarter	$2.46	$1.78
Third Quarter	$1.99	$1.23
Fourth Quarter	$1.35	$0.57
Year Ended December 31, 2006
First Quarter	$5.25	$3.17
Second Quarter	$6.02	$2.21
Third Quarter	$2.80	$2.00
Fourth Quarter	$2.69	$2.15
At March 10, 2008 there were approximately 1,537 holders of record of our common stock.
The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. We expect to utilize future earnings to finance the development and expansion of our business.

Stock Performance Graph
The following graph compares the cumulative total return on $100 invested on December 31, 2002 in each of the Company’s Common Stock, the NASDAQ U.S. Composite Index and the S&P 500 Movies & Entertainment Index at the end of each fiscal year through 2007. The returns are calculated assuming the reinvestment of dividends. The Company has not paid any cash dividends during the period covered by the graph below. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec02	Dec03	Dec04	Dec05	Dec06	Dec07
Entertainment Distribution Company	100	235.96	191.23	285.09	224.56	58.77
Nasdaq U.S. Index	100	150.36	163.00	166.58	183.68	201.91
S&P 500 Movies & Entertainment Index	100	126.46	127.83	112.90	144.81	131.00

Equity Compensation Plan Information
The following table provides information as of December 31, 2007, with respect to our shares of common stock that may be issued under our existing equity compensation plan, which has been approved by our stockholders. We currently do not have any equity compensation plans that have not been approved by our stockholders.
EQUITY COMPENSATION PLAN INFORMATION

Number of Common Shares
	Number of		Remaining Available for Future
	Common	Weighted	Issuance Under Equity
	Shares to be Issued	Average Exercise	Compensation
	Upon Exercise of	Price of	Plans (Excluding Common
	Outstanding	Outstanding	Shares
Plan Category	Options	Options	Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	1,432,030	$3.40	8,869,649

ITEM 6. SELECTED FINANCIAL DATA
The Selected Consolidated Financial Data presented below for each of the five years in the period ended December 31, 2007, has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis-Financial Condition and Results of Operations” and the consolidated financial statements and Notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2007	2006 (1)	2005 (2)	2004	2003
		(In thousands, except per share data)
Operating Data (3):
Total revenues	$384,557	$348,528	$189,588	$—	$—
Income (loss) from continuing operations	(15,636)	(1,550)	1,785	(4,277)	(3,425)
Income (loss) from discontinued operations	(542)	(8,220)	6,190	8,796	5,009
Gain on sale of Messaging business	1,044	6,127	—	—	—
Extraordinary Gain	—	7,668	—	—	—
Net income (loss)	(15,134)	4,025	7,975	4,519	1,584
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	(0.22)	(0.02)	0.03	(0.06)	(0.05)
Income (loss) from discontinued operations	(0.01)	(0.12)	0.09	0.13	0.08
Gain on sale of Messaging business	0.01	0.09	—	—	—
Extraordinary Gain	—	0.11	—	—	—
Net income (loss)	(0.22)	0.06	0.12	0.07	0.02
Per Weighted Average Common Share – Assuming Dilution:
Income (loss) from continuing operations	(0.22)	(0.02)	0.03	(0.06)	(0.05)
Income (loss) from discontinued operations	(0.01)	(0.12)	0.09	0.13	0.08
Gain on sale of Messaging business	0.01	0.09	—	—	—
Extraordinary Gain	—	0.11	—	—	—
Net income (loss)	(0.22)	0.06	0.11	0.07	0.02

	At December 31,
	2007	2006	2005	2004	2003
			(In thousands)
Balance Sheet Data (3):
Working capital	$56,795	$59,874	$47,539	$89,120	$88,386
Total assets	296,021	324,236	313,472	121,282	133,355
Long-term Debt	21,589	43,959	61,868	—	—
Accumulated Deficit	(273,333)	(258,199)	(262,224)	(270,199)	(274,718)
Stockholders Equity	106,236	112,785	103,681	95,185	90,232

(1)	During 2006, we acquired Deluxe’s CD Manufacturing operations in Blackburn, England. A gain of $7.7 million was recorded on the acquisition. See Note 3 to the consolidated financial statements.

(2)	During 2005, we acquired Universal’s U.S. and central European CD and DVD manufacturing and distribution operations. See Note 3 to the consolidated financial statements.

(3)	On December 31, 2006, we completed the sale of substantially all of our assets of our Messaging business. We recorded a gain on this sale of $6.1 million in the fourth quarter of 2006 and additional gain of $1.0 million during 2007. Due to this sale, the results of Messaging operations have been reclassified from continuing to discontinued operations for all periods presented. See Note 4 to the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the three years in the period ended December 31, 2007, and our financial condition and liquidity as of December 31, 2007.
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
EDC, our only continuing segment, is an industry leader in providing pre-recorded products and distribution services to the entertainment industry with operations serving the U.S., central Europe and the UK. EDC is comprised of operations acquired in separate acquisitions in 2005 of our U.S. and central Europe operations and in 2006 of our UK operations, as is discussed in more detail below. We offer customers one solution for both manufacturing and delivery requirements; and therefore, our CD/DVD manufacturing and distribution operations are integral to one another. Meeting the logistical requirements of our customers is the core competency of this business. We also offer separate manufacturing and distribution services based upon the customer requirements. The nature of the products and services in our three geographic markets are similar and our primary customer is Universal Music.
Overview and Key Events
On May 31, 2005, we, through our then newly formed EDC segment, acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal. The acquisition created the opportunity for us to become an industry leader in providing pre-recorded products and distribution services to the entertainment industry. As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which it immediately became the exclusive manufacturer and distributor for approximately 80% of Universal’s CD and DVD manufacturing requirements, increasing to 100% within two years and 100% of their distribution requirements for the U.S. and central Europe. Under these contracts, beginning in 2008, EDC will have responsibility for all of Universal’s requirements in the U.S. and central Europe that were previously outsourced to other suppliers.
On July 21, 2006, EDC acquired a CD manufacturing operation in Blackburn, UK (the “UK operations”). Blackburn is the largest CD replicator in the UK. Its customer base includes Universal Music Group, its largest customer, as well as Ministry of Sound, Union Square Music, Demon Music Group, and Warner Music Group. This acquisition also allowed EDC to secure all of Universal’s UK CD manufacturing business, a portion of which was scheduled to revert to EDC in 2007 as part of EDC’s international supply agreement with Universal.
The results of EDC’s operations have been included in our consolidated financial statements since the acquisition on May 31, 2005 and the results of our UK operations have been included since their acquisition on July 21, 2006.
On December 31, 2006, we sold substantially all of the assets comprising our other reportable segment Messaging. The sale of the U.S. messaging assets closed on December 31, 2006, with the transfer of certain international locations having occurred during 2007. All prior period information has been restated to present the operations of this segment as discontinued operations.
Revenues for 2007, 2006 and 2005 were $384.6 million, $348.5 million and $189.6 million, respectively. Our 2007 revenues increased 10.3% compared to 2006 primarily due to an increase in revenues of $30.1 million from our UK operations due to a full year of volumes in 2007 and the impact of favorable exchange rate in revenues fluctuations of $19.5 million, which offset volume declines in our U.S. operations of $9.0 million and changes in product mix of $6.4 million. The results for 2007 included a loss from continuing operations of $15.6 million compared to loss from continuing operations of $1.6 million in 2006 and income from continuing operations of $1.8 million in 2005. The 2007 period included a charge of $9.8 million for the impairment of long-lived assets.

Results of Continuing Operations
The following table sets forth the operating results of our EDC segment as a percentage of total revenues for the periods indicated. Our results of operations in 2005 only include seven months of operations for EDC which was acquired on May 31, 2005. With the sale of substantially all of the assets comprising our Messaging segment on December 31, 2006, all results for this segment have been reported as results from discontinued operations for all periods presented.

	Periods Ended December 31,
	2007	2006	2005
	(Percentage of Revenue)
REVENUES:
Product revenues	78.7%	76.6%	72.7%
Service revenues	21.3%	23.4%	27.3%

Total Revenues	100.0%	100.0%	100.0%
COST OF REVENUES:
Cost of product revenues	68.6%	63.7%	60.6%
Cost of service revenues	15.6%	17.5%	19.2%

Total Cost of Revenues	84.2%	81.2%	79.8%

GROSS PROFIT	15.8%	18.8%	20.2%
OPERATING EXPENSES:
Selling, general and administrative	13.6%	13.8%	14.5%
Impairment of long-lived assets	2.6%	0.0%	0.0%
Amortization of intangible assets	2.2%	2.3%	2.0%

Total Operating Expenses	18.4%	16.1%	16.5%

OPERATING INCOME (LOSS)	-2.6%	2.7%	3.7%
OTHER INCOME (EXPENSE):
Interest income	1.2%	1.2%	1.5%
Interest expense	-1.3%	-1.7%	-1.9%
Gain (loss) on currency swap, net	-0.8%	-0.9%	0.4%
Gain (loss) on currency transaction, net	0.2%	0.6%	-1.0%
Other gain (loss), net	0.1%	0.0%	0.0%

Total Other Expenses	-0.6%	-0.8%	-1.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	-3.2%	1.9%	2.7%
Income tax provision	0.9%	2.3%	1.8%
Minority interest	0.0%	0.0%	0.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS	-4.1%	-0.4%	0.8%
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATION	-0.2%	-2.4%	3.3%
GAIN ON SALE OF MESSAGING BUSINESS	0.3%	1.8%	0.0%

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	-4.0%	-1.0%	4.1%
Extraordinary gain, net of income tax	0.0%	2.2%	0.0%

NET INCOME (LOSS)	-4.0%	1.2%	4.1%

Year Ended December 31, 2007 compared to Year Ended December 31, 2006
Revenues. Revenues for 2007 were $384.6 million compared to $348.5 million for 2006. The following table illustrates the components of changes in our revenue from 2006 to 2007 by operating unit.

				Exchange
	2006	Volume	Price/Mix	Rate	2007
Product Revenues	267.1	26.0	(4.8)	14.4	302.7
Service Revenues	81.4	(3.0)	(1.6)	5.1	81.9

Total Revenue	$348.5	$23.0	$(6.4)	$19.5	$384.6

Product Revenues. Product revenues were $302.7 million in 2007 compared to $267.1 million in 2006. The increase is primarily due to a full twelve months of revenue from our UK operations, which were acquired in July 2006, and favorable exchange rate fluctuations from the strengthening of the Euro and British pound which offset the effects of volume and pricing declines in our U.S. operations. Our UK operations revenues were positively impacted by a full-year of business, but our per unit price suffered as lower priced new business replaced declines in existing business. Our central European operation volumes in 2007 were up slightly compared to 2006, but included a larger percentage of lower priced units. Our U.S. operations CD volumes for 2007 were down 7.0% compared to the same period of 2006, offset only partially by a 40.9% increase in 2007 DVD volumes, production of which began in the second quarter of 2006. These CD volume declines reflect a weak retail CD market in the U.S. that began in the first quarter of 2007, of which we were able to offset a significant portion with new business, albeit at lower per unit revenue rates. Product revenues in our U.S. operations from our primary customers declined 18.4% in 2007.
Service Revenues. Service revenues were $81.9 million in 2007 compared to $81.4 million in 2006. Our central European operations saw a positive impact from favorable exchange rate fluctuations and a 2.4% increase in volumes, offset by the impact of changes in distribution services requested by our customers. The decline in our U.S. operations was due to a 14.9% decline in volumes reflecting a weak retail CD market in the U.S. that began in the first quarter of 2007.
Gross Profit on Product Revenues and Service Revenues. Gross profits were $60.6 million, or 15.8% of revenues, during 2007 compared to $65.6 million, or 18.8% of revenues, in 2006. The following table shows the elements impacting our gross profit from 2006 to 2007 by operating unit.

							Exchange
	2006		Volume		Cost/Mix		Rate		2007
	$	%	$	%	$	%	$	%	$	%
Product Revenues	44.9	16.8%	(0.7)	-0.7%	(7.5)	-5.0%	2.3	1.5%	39.0	12.9%
Service Revenues	20.7	25.4%	(1.7)	-1.8%	0.9	1.0%	1.7	1.8%	21.6	26.4%

Total Gross Profit	$65.6	18.8%	$(2.4)	-1.5%	$(6.6)	-4.0%	$4.0	2.4%	$60.6	15.8%

Product Revenues. Gross profit on product revenues were $39.0 million, or 12.9% of product revenues, in 2007 compared to $44.9 million, or 16.8% of product revenues, in 2006. Gross profit for our UK operations, acquired in July 2006, increased in 2007 compared to the abbreviated 2006 period. However, the UK gross margin percent was negatively impacted by low margins and volumes during the first half of 2007, which were not a factor in the abbreviated 2006 period. The gross profit of our U.S. operations declined due to lower margins on new customer business and reduced production for our primary customer. Gross profit in our central European operations declined compared to 2006 primarily due to product mix for 2007 including a larger percentage of lower margin units than 2006, offset partially by improved volumes and the impact of favorable exchange rate fluctuations.
Service Revenues. Gross profit on service revenues were $21.6 million, or 26.4% of service revenues, in 2007 compared to $20.7 million, or 25.4% of service revenues, in 2006. Our central European operations gross profit on service revenues improved in 2007 compared to 2006 primarily due to favorable exchange rate fluctuations, improved volumes and improved labor and cost efficiencies. Our U.S. operations gross profit declined due to volume declines, which we were not able to fully offset with cost reductions.

Selling, General and Administrative Expense (SG&A). SG&A expense was $52.3 million in 2007 compared to $48.3 million in 2006. The increase is primarily due to $2.5 million of additional SG&A costs from our UK operations acquired in July 2006, a $2.2 million unfavorable impact from exchange rate changes, a $2.2 million reserve for a doubtful customer accounts receivable and $1.1 million in severance costs, offset by $1.1 million for lower amortization of profits interests due to interests vesting and $2.9 million primarily related to cost savings.
Impairment of Long-Lived Assets. We recorded an impairment of long-lived assets of $9.8 million in 2007 primarily related to the decline in value of our intangible asset related to our U.S. Universal manufacturing and distribution service supply agreement and certain distribution physical assets.
Amortization of Intangible Assets. Amortization expense was $8.3 million in 2007 compared to $7.9 million in 2006. The increase is due to finalizing the purchase accounting valuation for our acquisition of EDC during 2006 and the unfavorable impact of exchange rate fluctuations. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in 2007 was $4.5 million compared to $4.2 million in 2006. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts and short-term investments.
Interest Expense. Interest expense was $4.8 million in 2007 compared to $6.0 million in 2006. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our Rebate Loans with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balance on our debt during 2007 and lower interest rates.
Losses on Currency Swap, net. We recorded losses on our currency swap of $3.2 million in each of 2007 and 2006. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain on Currency Transaction, net. We recorded gains of $0.8 million and $2.1 million in 2007 and 2006, respectively, on intercompany transactions with our international operations which are denominated in their local currency.
Income Taxes. We recorded income tax expense of $3.4 million in 2007 compared to $7.9 million in 2006. The decrease in expense in 2007 relates primarily to favorable adjustments of $2.6 million with respect to tax rate changes in the UK and Germany and a decrease in taxable income from our central European and UK operations. The tax rate changes are effective in 2008, but we were required to adjust the value of our related deferred tax assets and liabilities in 2007, the period the rate changes were enacted. No tax benefit has been provided for losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2007. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.
Extraordinary Gain. We recorded an extraordinary gain of $7.7 million in 2006 as a result of acquiring the net assets of our UK operations with fair values in excess of the purchase price.
Year Ended December 31, 2006 compared to Year Ended December 31, 2005
Revenues. Revenues for 2006 were $348.5 million compared to $189.6 million for the seven months ended December 31, 2005. The 2006 results included $40.6 million of revenues from our UK operations acquired in July 2006. Product revenues were $267.1 million in the 2006 period, including $40.6 million from our UK operations compared to $137.8 million for the 2005 period. Service revenues were $81.4 million in 2006 compared to $51.8 million for the 2005 period. During 2006, Universal individually accounted for approximately 87% of EDC’s revenue in 2006 compared to 91% in 2005. The increase in revenue in 2006 was largely due to twelve months of operations in 2006 versus seven months in 2005. EDC’s revenues were also positively impacted by the settlement of CD pricing cost adjustments with Universal under the terms of the 10 year supply agreements.
Gross Profit on Product Sales and Services. Gross profit was $65.6 million or 19% of revenues during 2006 compared to $38.3 million or 20% of revenues in 2005. Gross profit on product revenues was $44.9 million in the 2006 period, or 17% of product revenues compared to $23.0 million, or 17% of product revenues, in the seven months ended December 31, 2005. Gross profit on service revenues was $20.7 million or 25% of service revenues in 2006 compared to $15.3 million, or 30% of service revenues, in the seven months ended December 31, 2005. Gross margins as a percent of revenue in 2006 were impacted by inclusion of a full year of EDC gross margins, which included five months of off-peak season results. Three of the seven months of EDC operations included in the 2005 period were from our peak selling season when our gross margin as a percent of sales is four to five percentage points higher than at other points in the year.
Selling, General and Administrative Expense (SG&A). SG&A expense was $48.3 million in 2006 compared to $27.5 million in the 2005 period. The increase is primarily due to a full year of EDC’s expenses in 2006 combined with SG&A costs from our UK operation acquired in 2006, internal and external costs related to SOX compliance and higher professional fees.
Amortization of Intangible Assets. Amortization expense was $7.9 million in 2006 compared to $3.7 million in the 2005 period. The increase is due to the inclusion of a full year of amortization of intangibles in 2006 at EDC. The Company’s amortizable intangible assets consist primarily of 10 year term manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in 2006 was $4.2 million compared to $2.9 million in the 2005 period. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts. The increase is primarily due to interest earned on a full year of EDC cash.
Interest Expense. Interest expense in the 2006 period was $6.0 million compared to $3.6 million in the 2005 period. The increase is primarily due to interest on debt for a full year in 2006, compared to seven months in 2005.
Gains (Losses) on Currency Swap, net. We recorded losses of $3.2 million on our currency swap arrangement in 2006 compared to gains of $0.8 million in the 2005 period. The losses in 2006 are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Transaction Gains (Losses), net. We recorded gains of $2.1 million on intercompany transactions with our international operations denominated in their local currency in 2006 compared to losses of $1.9 million in the 2005 period. The gains in 2006 are due to the strengthening of the Euro against the U.S. dollar.
Income Taxes. The provision for income taxes increased $4.4 million to $7.9 million in 2006 from $3.5 million in 2005 primarily due to inclusion of a full year of EDC results and the taxes related to our UK operations. Our provision relates to income from operations from our central European and UK operations. We continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2006. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Extraordinary Gain. We recorded an extraordinary gain of $7.7 million in 2006 as a result of acquiring the net assets of our UK operations with fair values in excess of the purchase price.
Financial Condition and Liquidity
Overview
At December 31, 2007, we had cash and cash equivalents and short-term investments totaling $93.4 million. As of December 31, 2007, we had short-term investments of $29.6 million, comprised primarily of corporate bonds, short-term notes, commercial paper, certificates of deposits and auction rate securities (totaling $10.8 million). At December 31, 2007, our principal sources of liquidity were our $63.9 million of unrestricted cash and cash equivalents, $29.6 million of short-term investments and the $10 million unused revolving line of credit under the EDC Senior Secured Credit Facility, which expires on May 31, 2008. Our cash generally consists of money market demand deposits. We had investments in auction-rate securities held at December 31, 2007 that experienced failed auctions in fiscal 2008. All of these securities had experienced at least one successful auction in 2008. If the market for auction-rate securities were to deteriorate further in 2008, our ability to liquidate these instruments could be adversely affected.
We expect to use our cash and cash equivalents for working capital, payments of long-term debt obligations and other general corporate purposes, including the expansion and development of our existing products and markets, liabilities related to discontinued operations, and potential strategic opportunities.
Derivative Activities
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offered spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At December 31, 2007, we are in a net loss position of $5.6 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash provided by operating activities in 2007 was $21.2 million compared to $9.4 million in 2006, driven by $21.6 million from net income (loss) (adjusted for non-cash items) in 2007, offset by working capital changes of $1.5 million. Net income (loss) (adjusted for non-cash items) in 2007 increased $7.2 million from $14.4 million in 2006 primarily due to losses from our discontinued Messaging business prior to its sale, offset partially by a decline in results from our EDC business. The working capital changes in 2006 were $6.2 million primarily driven by the timing of printed material pass-through costs and prepaid taxes and the impact of the UK acquisition on accounts receivable, offset by changes from our Messaging business prior to its sale.
Working capital changes in 2007 included, without limitation:
•	A decrease of $7.5 million in accounts receivable compared to an increase of $3.5 million in 2006 due primarily to the impact of our UK operations. Payment terms for our Universal business contractually changed in 2007 from 60 days in 2006 to the current 15 days. This was partially offset by an increase in accounts receivable balance of our U.S. operations related to non-Universal customers with terms longer than 15 days.

•	An increase in prepaid and other current assets of $0.4 million compared to an increase of $3.5 million in 2006 was primarily due to an insurance reimbursement receivable and increases in prepaid insurance premiums, deposits and expenses, offset by the timing of printed material pass-through costs in Germany.

•	An increase of $1.4 million in accounts payable compared to a decrease of $3.8 million in 2006 was primarily due to the timing of payments around year end 2007 compared to year end 2006.

•	A decrease of $10.0 million in accrued liabilities and income taxes payable compared to an increase of $2.3 million in 2006 included payments of $4.7 million for 2005 and 2006 German income taxes, $2.0 million related to Messaging sale closing costs and $1.3 million related to a legal settlement from the Messaging business and $0.9 million in legal fees primarily due to payment of fees associated with option litigation and investigation.
Investing Activities. Investing activities in 2007 included capital expenditures of $6.8 million and proceeds of $3.8 million from the settlement of a portion of the long-term receivable and Messaging sale cash and working capital adjustments. Also, during 2007, $29.6 million of cash was invested in various debt securities available for sale and classified in the consolidated balance sheet as short-term investments.
Investing activities in 2006 included $15.3 million for capital expenditures, $5.6 million for the purchase of our UK operations, $16.5 million for the release of restricted cash that had been collateralized as part of the EDC acquisition and $25.0 million related to the sale of the Messaging business. Capital expenditures in 2006 included $3.4 million for super jewel box manufacturing equipment in our central European operations and $2.5 million for DVD equipment in our U.S. operations.
Financing Activities. EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $10.0 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the revolving credit facility for one year. On March 4, 2008 EDC completed an amendment to the facility to permit the adjustment of EBITDA for financial covenants purposes to eliminate the impact of the impairment charge taken in the fourth quarter of 2007. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2008. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 1.25% margin on the cash collateralized portion of the term loan. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 6.83% at December 31, 2007. At December 31, 2007, $27.0 million was outstanding on the term loan and the $10 million revolving credit facility was unused. Scheduled payments are due on December 31 of each year.
The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) our ability to pay dividends or make acquisitions outside our current industries; (iii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC, LLC and subsidiaries leverage, minimum interest coverage and maximum senior secured leverage as defined therein. As noted above, the Company entered into an amendment which modified the calculation of certain financial covenants as of December 31, 2007. As of December 31, 2007, we were in compliance with all such covenants, as amended, under the facility.
During the year ended December 31, 2007, we made scheduled payments of $22.8 million under our long-term debt and capital lease obligations and $1.3 million under our employee loan agreements. We also received proceeds of $0.7 million from the issuance our common stock in connection with the exercise of options and other awards.
Capital Expenditures
Capital expenditures amounted to approximately $6.8 million in 2007 and are anticipated to be approximately $6.0 million in 2008. Anticipated expenditures in 2008 are primarily targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.

Income Tax Matters
EDCI’s recent cash outlays for income taxes have been limited primarily to foreign income taxes. At December 31, 2007, EDCI had U.S. and international net operating loss carryforwards (“NOLs”) aggregating approximately $363.0 million, which may be used to offset future taxable income and reduce federal and international income taxes.
These NOLs begin to expire in 2008 as noted in the table below.

	Unrestricted U.S.	Restricted U.S.	Canada	Total
2008	$—	$3.3	$—	$3.3
2009	—	3.7	4.5	$8.2
2010	—	5.9	49.2	$55.1
2011	—	9.0	—	$9.0
2012	—	9.4	0.3	$9.7
2019	44.3	—	—	$44.3
2020	50.6	—	—	$50.6
2021	65.0	—	—	$65.0
2022	13.4	—	—	$13.4
2023	20.7	—	—	$20.7
2024	48.4	—	—	$48.4
2025	2.0	—	—	$2.0
2026	31.4	—	—	$31.4
2027	1.9	—	—	$1.9

TOTAL	$277.7	$31.3	$54.0	$363.0

Contractual Obligations
The following table summarizes our contractual obligations, as discussed in the notes to consolidated financial statements, as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	2008	2009–2011	2012–2014	Thereafter
Long-term debt (1)	$46,626	$24,354	$20,836	$1,436	$—
Capital Lease (2)	593	432	161	—	—
Loans from employees (3)	4,913	1,267	2,890	756	—
Operating leases (4)	56,132	9,036	24,871	18,358	3,867
Pension and post-retirement benefit obligations (5)	14,285	723	2,937	4,972	5,653
Purchase obligations (6)	13,129	13,105	24	—	—
Non-current liabilities (7)	5,604	—	5,604	—	—

Total	$141,282	$48,917	$57,323	$25,522	$9,520

(1)	Long-term debt includes a commercial bank loan excluding related interest expense and deferred acquisition payments due to Universal. See Note 3 to the consolidated financial statements.

(2)	Capital lease includes a piece of production related equipment in our central European facility.

(3)	Loans from employees. See Note 14 to the consolidated financial statements.

(4)	We lease manufacturing, distribution and office facilities, and equipment under operating leases.

(5)	Pension obligations. A significant portion of this balance will be settled using cash held in escrow. See Note 16 to the consolidated financial statements.

(6)	The amount represents cancelable and non-cancelable purchase agreements for inventory.

(7)	Non-current liabilities consist of the fair value of the payout on our currency swap which matures in May of 2010. Liabilities for unrecognized tax benefits of $5.0 million and deferred officers compensation of $0.9 million are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities. See Note 13.

Outlook
Fiscal year 2007 was challenging for EDC and the industry as a whole as demand for CDs continues to decline. During 2007, the music industry reported physical sales declines of approximately 15% in the U.S. and 13% in Western Europe. Despite this, in 2007 EDC continued to outperform the industry through the addition of a full year of operations at our UK facility, early return of reversionary business and the addition of new customers. Excluding the impact of full-year volumes from our UK operations, our total units manufactured and distributed in 2007 decreased 6% from 2006.
In 2008, we expect the challenging and difficult operating environment to continue, anticipating industry declines of approximately 10-12%. To offset the impact of these declines, we are continuing our cost-savings initiatives to right size our corporate and operating structure and focusing on our operational efficiency projects regarding optimizing labor, realigning operating hours based on forecasting of weekly production demands and, to a lesser extent, process improvements in manufacturing and distribution. In 2008, we anticipate savings of approximately $10 million from these cost initiatives and operational efficiency projects.
With respect to sales and business development, we continue to win competitive bids for new business due to our outstanding reputation in the industry and our ability to offer a complete supply chain solution as well as individual manufacturing and distribution services. This new business should help partially offset the industry declines, which are impacting our customer base. We continue to actively pursue new business opportunities and compete well in our core markets. We are also monitoring the consolidation of smaller and independent labels as the decline in the physical market continues to affect this market segment.
After exploring numerous strategic opportunities for the EDC business in 2007, we have determined that a potential transaction is unlikely to happen at this time. However, we are continuing to explore strategic options and conversations remain ongoing with several parties. In addition, we are also examining business opportunities outside EDC’s industry to take advantage of our unrestricted NOLs and corporate cash and expect this process to accelerate in 2008.
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
Revenue Recognition. Our revenue consists of pre-recorded entertainment product revenues and distribution service revenues earned from the fulfillment of services. Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize revenue when a signed contract exists, the fee is fixed and determinable, delivery terms are met, and collection of the resulting receivable is probable. Service revenue is recognized as services are performed. For certain components, including printed materials, we may act as an agent for the customer, and the customer reimburses us for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue and cost of revenue.
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

Inventory. Inventories are valued using a first in, first out method and are stated at the lower of cost or market.
Generally, EDC does not own the finished goods and component parts produced by it. Consequently, reserves relate primarily to raw materials. Our inventories at December 31, 2007 were $9.1 million, net of reserves of $1.4 million.
Impairment of Long-Lived Assets. We record the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the recoverability of long-lived assets, including property, plant and equipment and intangible assets with finite lives when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows of the related operations. To the extent that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires us to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.
Negative operating conditions encountered during 2007 and anticipated to continue in the future indicated that the carrying value of our U.S. manufacturing and distribution supply agreement intangible asset and certain U.S. distribution assets had carrying values which would not be recovered from the cash flows related to operations of these assets. We made certain assumptions when estimating future cash flows to be generated from the assets including decline in future sales volumes, pricing, and costs saving initiatives in support of the assets. We also reviewed the carrying value related to certain U.S. distribution assets and compared them to fair value. As a result of our analysis, we recorded impairment of assets of $9.8 million in 2007.
Self-insurance accrual.  We maintain a self-funded insurance plan for our employee group health insurance.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from a third-party claims administrator.  The insurance accruals are influenced by our past claims experience factors, which have a limited history.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.  The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims. We maintain stop loss coverage with third party insurers to limit our individual claim exposure on our employee health benefit program.
Pension, Early Retirement and Long-term Service Awards. Our Pension, Early Retirement and Long-term Service Awards cover employees of our German operation and Long-term Service Awards cover employees of our UK operation. The benefit costs and obligations for these plans are actuarially calculated based on various assumptions including discount rates, salary growth rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 16 to the consolidated financial statements for specific assumption values.
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
We believe our pension and retiree medical plan assumptions are appropriate based on the above factors. If the health-care-cost trend rates were to change by one percentage point each future year, the aggregate of the service cost and the interest cost components of the 2007 annual expense would change by an amount less than $0.1 million. If the 2007 discount rate for pension plan and post-retirement health care benefit plan were changed by a quarter percentage point, loss before income taxes would change by an amount less than $0.1 million.

Taxes
Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, (SFAS 109) establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.
Our operations involve uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we follow FIN 48 guidance to record these liabilities (refer to Note 15 for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. On February 6, 2008, we were notified by the Internal Revenue Service of the intent to audit our 2005 federal tax return.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. The statement is effective for us beginning January 1, 2008. Subsequent to SFAS 157’s issuance, the FASB issued an exposure draft that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. We are still assessing the potential impact of SFAS 157, but do not anticipate its adoption to have any impact on our financial statements.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards (revised 2007) (“SFAS 141R”) “Business Combinations”. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 must be applied prospectively. SFAS 160 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for us beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated results of operations or financial condition.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit, and the market for auction rate securities. We do not enter into financial investments for speculation or trading purposes and are not a party to any financial or commodity derivatives except for a cross currency rate swap discussed below.
Interest Rate Risk
We have variable rate debt that is not hedged by interest rate swaps. A 100 basis point change in the interest rate would affect earnings by approximately $0.3 million per year, based on variable rate balances outstanding at December 31, 2007.
Changes in interest rates would also affect our investment portfolio. During 2007, $29.6 million of cash was invested primarily in corporate bonds, short term notes, municipal bond, certificates of deposit and auction rate securities which were classified on the consolidated balance sheet as short-term investments. Changes in the overall level of interest rates affect interest income generated from our short-term investments in these debt securities. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by approximately $0.3 million, based on our short-term investments at December 31, 2007. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.
Foreign Currency Risk
We operate internationally and are exposed to movements in foreign currency exchange rates primarily related to our German manufacturing and distribution operations and our UK manufacturing operations. Approximately 46% and 20% of the revenues and 42% and 18% of the expenses for EDC were transacted in Euros and British pounds, respectively, during 2007. We also have demand deposits denominated in non-functional currencies. We entered into a cross currency rate swap agreement with a commercial bank to offset the effect of exchange rate fluctuations with our German subsidiary.

At December 31, 2007, approximately $0.5 million or less than 1% of our cash and cash equivalent balances were denominated in non-functional currencies. The impact of a 10% strengthening or decline in the dollar related to these balances would be immaterial to our results of operations. We seek to mitigate the risk associated with non-functional currency deposits by monitoring and limiting the total cash deposits held in non-functional currencies. Additionally, we may seek to mitigate the risk by entering into currency derivative transactions.
Credit Risk
Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We have established controls to determine and monitor the creditworthiness of customers. Credit concentration exists when a group of customers have similar business characteristics and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Since EDC’s primary customer, Universal, represented approximately 76%, 87% and 91% of EDC revenue in 2007, 2006 and 2005, respectively, our exposure to credit risk largely depends on Universal’s performance under its contractual obligations.
Other financial instruments potentially subjecting us to concentrations of credit risk consist of temporary cash investments and a currency swap. We place our temporary cash investments and currency swap with large diversified entities with operations throughout the U.S.
Auction-Rate Securities Market
At December 31, 2007, we had approximately $10.8 million in auction-rate securities, which represent interests in collateralized debt obligations with high quality credit ratings. These instruments typically trade in a market which features an auction process that resets the applicable interest rates on the instruments at pre-determined intervals, usually every 7,28,35 or 90 days. At December 31, 2007, we held auction-rate securities which experienced failed auctions in fiscal 2008. All securities had experienced at least one successful auction in fiscal 2008 and the carrying values were not adversely affected. In fiscal 2008, we have decreased our holdings in auction-rate securities and had approximately $4.4 million as of March 11, 2008. If the market for auction rate securities were to deteriorate further in 2008, our ability to liquidate these instruments as well as the carrying values of the instruments themselves could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS
Our consolidated financial statements, which include our wholly owned and controlled majority owned subsidiaries as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements is set forth below.
All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Entertainment Distribution Company, Inc.
We have audited the accompanying consolidated balance sheets of Entertainment Distribution Company, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Entertainment Distribution Company, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 16 to the financial statements, in 2006 Entertainment Distribution Company Inc. and subsidiaries adopted a new accounting pronouncement for defined benefit pension and other postretirement plans. As discussed in Note 17 to the financial statements, in 2006 Entertainment Distribution Company Inc. and subsidiaries adopted a new accounting pronouncement for stock-based compensation. As discussed in Note 15 to the financial statements, in 2007 Entertainment Distribution Company Inc. and subsidiaries adopted a new accounting pronouncement for income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Entertainment Distribution Company, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Indianapolis, Indiana
March 11, 2008

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	{(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$63,850	$96,088
Restricted cash	1,940	1,972
Short-term investments	29,589	—
Accounts receivable, net of allowances for doubtful accounts of $3,328 and $558 for 2007 and 2006, respectively	35,577	43,677
Current portion of long-term receivable	515	1,933
Inventories, net	9,111	8,684
Prepaid expenses and other current assets	16,069	15,850
Deferred income taxes	277	—
Current assets, discontinued operations	111	946

Total Current Assets	157,039	169,150
Restricted cash	26,015	22,390
Property, plant and equipment, net	55,245	59,219
Long-term receivable	4,244	4,078
Goodwill	—	2,382
Intangible assets	44,604	58,164
Deferred income taxes	1,934	2,943
Other assets	6,940	5,910

TOTAL ASSETS	$296,021	$324,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,287	$30,233
Accrued expenses and other liabilities	36,939	35,799
Income taxes payable	3,697	13,981
Deferred income taxes	126	262
Loans from employees	1,267	1,250
Current portion of long-term debt	24,364	22,157
Accrued liabilities, discontinued operations	564	5,594

Total Current Liabilities	100,244	109,276
Other non-current liabilities	12,185	4,151
Loans from employees	3,646	4,216
Long-term debt	21,589	43,959
Pension and other defined benefit obligations	36,155	35,774
Deferred income taxes	10,195	8,663

Total Liabilities	184,014	206,039
Minority interest in subsidiary company	5,771	5,412
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued and outstanding: 2007 — 70,155,940 shares; 2006 — 69,325,780 shares	1,403	1,387
Additional paid in capital	369,665	368,493
Accumulated deficit	(273,333)	(258,199)
Accumulated other comprehensive income	8,501	1,104

Total Stockholders’ Equity	106,236	112,785

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$296,021	$324,236

See Notes to Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$302,682	$267,067	$137,838
Service revenues	81,875	81,461	51,750

Total Revenues	384,557	348,528	189,588

COST OF REVENUES:
Cost of product revenues	263,708	222,159	114,843
Cost of service revenues	60,275	60,811	36,443

Total Cost of Revenues	323,983	282,970	151,286

GROSS PROFIT	60,574	65,558	38,302
OPERATING EXPENSES:
Selling, general and administrative expense	52,318	48,270	27,461
Impairment of long-lived assets	9,782	—	—
Amortization of intangible assets	8,331	7,860	3,729

Total Operating Expenses	70,431	56,130	31,190

OPERATING INCOME (LOSS)	(9,857)	9,428	7,112

OTHER INCOME (EXPENSE):
Interest income	4,496	4,187	2,914
Interest expense	(4,844)	(6,045)	(3,631)
Gain (loss) on currency swap, net	(3,152)	(3,211)	789
Gain (loss) on currency transaction, net	761	2,143	(1,857)
Other income (expense), net	234	(37)	76

Total Other Income (Expense)	(2,505)	(2,963)	(1,709)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY INTEREST, DISCONTINUED OPERATIONS AND EXTRAORDINARY ITEM	(12,362)	6,465	5,403
Income tax provision	3,400	7,921	3,504
Minority interest (income) expense	(126)	94	114

INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,636)	(1,550)	1,785
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(542)	(8,220)	6,190
GAIN ON SALE OF MESSAGING BUSINESS	1,044	6,127	—

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	(15,134)	(3,643)	7,975
Extraordinary gain — net of income tax	—	7,668	—

NET INCOME (LOSS)	$(15,134)	$4,025	$7,975

INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$(0.22)	$(0.02)	$0.03
Discontinued Operations:
Income (loss) from discontinued operations	(0.01)	(0.12)	0.09
Gain on sale of Messaging business	0.01	0.09	—
Extraordinary gain	—	0.11	—

Net income (loss) per weighted average common share	$(0.22)	$0.06	$0.12

INCOME (LOSS) PER DILUTED COMMON SHARE
Income (loss) from continuing operations	$(0.22)	$(0.02)	$0.03
Discontinued Operations:
Income (loss) from discontinued operations	(0.01)	(0.12)	0.09
Gain on sale of Messaging business	0.01	0.09	—
Extraordinary gain	—	0.11	—

Net income (loss) per diluted weighted average common share	$(0.22)	$0.06	$0.11

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Income (Loss)
Balances, January 1, 2005	66,820	$1,336	$364,048	$(270,199)	$—
Net income	—	—	—	7,975	—	$7,975
Foreign currency translation	—	—	—	—	(1,182)	(1,182)

Comprehensive income	—	—	—	—	—	$6,793

Shares issued for ESP Plan, other awards and option exercises	1,244	25	1,678	—	—

Balances, December 31, 2005	68,064	$1,361	$365,726	$(262,224)	$(1,182)
Net income	—	—	—	4,025	—	$4,025
Foreign currency translation	—	—	—	—	3,429	3,429
Effect of adopting FAS 158 on post-retirement and pension benefit obligations, net of income tax of $528	—	—	—	—	(1,143)	(1,143)

Comprehensive income	—	—	—	—	—	$6,311

Shares issued for ESP Plan, other awards and option exercises	1,262	26	2,767	—	—

Balances, December 31, 2006	69,326	$1,387	$368,493	$(258,199)	$1,104
Net loss	—	—	—	(15,134)	—	$(15,134)
Foreign currency translation	—	—	—	—	4,436	4,436
Post-retirement and pension benefit obligation adjustment, net of income tax of $1,754	—	—	—	—	3,071	3,071
Net unrealized investment losses	—	—	—	—	(110)	(110)

Comprehensive loss	—	—	—	—	—	$(7,737)

Shares issued for ESP Plan, other awards and option exercises	830	16	1,172	—	—

Balances, December 31, 2007	70,156	$1,403	$369,665	$(273,333)	$8,501

See Notes to Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,134)	$4,025	$7,975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of messaging business	(1,044)	(6,127)	—
Extraordinary gain	—	(7,668)	—
Depreciation and amortization	21,641	21,946	12,783
Impairment of long-lived assets	9,782	—	—
Stock compensation expense	445	934	—
Compensation expense on profit interest in EDC, LLC	504	1,610	—
Bad debt expense	2,456	437	—
Unrealized (gain) loss on currency swap	3,152	3,211	(789)
Foreign currency transaction (gain) loss	(761)	(1,081)	1,854
Gain on adjustment to discontinued operations accrual and related tax payable	(52)	(3,972)	(520)
Deferred income taxes	(572)	(1,719)	(54)
Non-cash interest expense	1,834	2,407	1,706
Minority interest (income) expense	(126)	94	114
Other	(549)	269	5
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(748)	2,043	(959)
Accounts receivable	7,483	(3,496)	(16,126)
Inventories	61	2,337	(4,377)
Prepaid and other current assets	(398)	(3,503)	(4,416)
Long-term receivables	1,684	5,463	7,133
Other assets	(1,217)	(1,476)	74
Accounts payable	1,362	(3,766)	14,148
Deferred revenue	—	(6,255)	5,249
Accrued liabilities and income taxes payable	(10,023)	2,253	17,670
Other liabilities	1,460	1,448	(2,008)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,240	9,414	39,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(6,823)	(15,322)	(8,274)
Asset and share purchase of EDC operations, net of cash acquired	—	(5,591)	(66,207)
Cash restricted under long-term borrowing agreement	—	16,500	(16,500)
Purchase of available for-sale securities	(29,623)	—	—
Maturities of short-term securities	—	—	12,180
Proceeds from settlements related to the EDC acquisition and Messaging sale	3,788	25,000	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(32,658)	20,587	(78,801)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,286)	(1,156)	—
Proceeds from long-term borrowing, net of costs	—	729	45,444
Repayment of long-term borrowing	(22,840)	(15,406)	(10,454)
Proceeds from sales of LLC interest in subsidiary	—	58	772
Issuance of common stock under our stock-based compensation and stock purchase plans	741	1,836	1,703
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,385)	(13,939)	37,465
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,565	1,223	(2,014)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,238)	17,285	(3,888)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	96,088	78,803	82,691

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,850	$96,088	$78,803

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Cash paid during period for Interest	$2,614	$3,918	$2,854
Cash paid during period for Income taxes	$9,673	$3,267	$74
Non cash transactions:
Pension and post-retirement benefit obligation adjustment	$4,825	$—	$—
Capital lease obligation	$—	$1,118	$—
See Notes to Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
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
2. Summary of Significant Accounting Policies
a. Basis of Presentation
The consolidated financial statements of Entertainment Distribution Company, Inc. are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of EDCI and its wholly-owned as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCI and its subsidiaries in their respective countries of operation. The consolidated accounts include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interest of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation.
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
d. Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, trade accounts and notes receivable, short-term investments, and other current and long-term liabilities approximates their respective fair values.
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
e. Accounts Receivable, Net
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. On a quarterly basis, we calculate a reserve based on the aging of receivables and either increase or decrease the estimate of doubtful accounts accordingly. Additional allowances may be required if one or more of our customers’ financial condition deteriorates, resulting in an impairment of their ability to make

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
payments. Such allowances, if any, would be recorded in the period the impairment is identified. We recorded bad debt expense of $2.5 million, $0.4 million and less than $0.1 million in 2007, 2006 and 2005, respectively. The 2007 adjustment related primarily to one customer that filed bankruptcy in the fourth quarter.
Accounts receivable related to continuing operations at December 31, 2007 and 2006 consisted of:

	2007	2006
Trade receivables	$38,905	$44,235
Less: allowances for doubtful accounts	(3,328)	(558)

	$35,577	$43,677

f. Inventories
Inventories are valued using a first in, first out method and are stated at the lower of cost or market. EDC’s inventories are comprised of raw materials, work in process and finished goods components. The raw materials inventory includes polystyrene used in production of jewel cases and trays production in Germany; polycarbonate for the production of CDs and DVDs and packaging components including pallets, corrugated cardboard, jewel boxes and trays. Generally, we do not own finished goods. Finished goods include CDs and DVDs not yet shipped.
Inventories, net of reserves, related to our continuing operations at December 31, 2007 and 2006 consisted of:

	2007	2006
Raw materials	$7,180	$7,041
Finished goods	644	315
Work in process	1,287	1,328

Total	$9,111	$8,684

At December 31, 2007 and 2006, reserves were approximately $1.4 million and $1.1 million, respectively.
g. Property, Plant and Equipment
Property, plant and equipment are stated at historical cost. Property, plant and equipment acquired in the EDC purchase transaction are carried at fair value based on third party appraisals. Assets obtained through capital leases are capitalized and amortized over the shorter of the lease term or the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives not to exceed the life of the lease. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-20 years; software and computer equipment, 3-5 years). Depreciation includes amortization on assets recorded under a capital lease.
Property, plant and equipment related to our continuing operations at December 31, 2007 and 2006 consisted of:

	2007	2006
Land	$1,381	$1,336
Buildings and improvements	9,914	9,782
Equipment	78,210	67,659

	89,505	78,777
Less: Accumulated depreciation	(34,260)	(19,558)

	$55,245	$59,219

Depreciation expense in continuing operations was $13.3 million, $12.2 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
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
The final allocation of the purchase price for the EDC acquisition was completed in 2006, which resulted in the allocation of $2.4 million of goodwill to our U.S. operations. During the year ended December 31, 2007, in conjunction with the settlement of a portion of the long-term receivable, goodwill was reduced by $2.4 million.
As of December 31, 2007, acquired intangible assets and related accumulated amortization are as follows:
Intangible assets subject to amortization:

	Gross Carrying	Accumulated	Net Carrying
	Value	Amortization	Value
Balance at December 31, 2006	$70,224	$(12,060)	$58,164
Euro foreign exchange impact	5,240	(1,364)	3,876
Purchase accounting adjustments	(202)	—	(202)
Impairment	(8,903)	—	(8,903)
Amortization expense	—	(8,331)	(8,331)

Balance at December 31, 2007	$66,359	$(21,755)	$44,604

During the fourth quarter of 2007, we conducted an impairment analysis of our intangible assets which resulted in an $8.9 million impairment of our U.S. intangible asset.
The weighted average useful life of intangible assets subject to amortization is 6 years. Amortization expense was $8.3 million, $7.9 million and $3.7 million for the periods ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense for the next five years is as follows:

2008	$9,656
2009	$9,656
2010	$8,116
2011	$3,831
2012	$3,831
i. Impairment of Long-Lived Assets
We record the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review the recoverability of long-lived assets, including property, plant and equipment and intangible assets with finite lives when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows of the related operations. To the extent that the asset is not recoverable, we measure the impairment based on the projected

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires us to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.
Negative operating conditions encountered during 2007 and anticipated to continue in the future indicated that the carrying value of our U.S. manufacturing and distribution supply agreement intangible asset and certain U.S. distribution assets had carrying values which would not be recovered from the cash flows related to operations of these assets. We made certain assumptions when estimating future cash flows to be generated from the assets evaluated including decline in future sales volumes, pricing, and costs saving initiatives in support of the assets. We also reviewed the carrying value related to certain U.S. distribution assets and compared them to fair value. As a result of our analysis, we recorded impairment of long-lived assets of $9.8 million in 2007. Of this amount, $8.9 million related to our intangible asset and $0.9 million related to U.S. distribution assets. No impairment was recorded in 2006 or 2005.
j. Foreign Currency Translation
The financial statements of our foreign subsidiaries whose functional currency is the local currency are accounted for and have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities were a $0.8 million gain, $2.1 million gain, and $1.9 million loss in 2007, 2006 and 2005, respectively. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting gains and losses on currency translations are included as foreign currency translation in the consolidated statement of stockholders’ equity and comprehensive income (loss).
For international operations for which the functional currency is the U.S. dollar, transactions denominated in currencies other than the U.S. dollar are translated into U.S. dollars. The resulting gains or losses on currency translations, which are immaterial for the years ended December 31, 2007, 2006 and 2005, respectively, are included in discontinued operations results in the consolidated statements of operations.
k. Revenue Recognition
Our revenue consists of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), we recognize revenue when a signed contract exists, the fee is fixed and determinable, delivery terms are met, and collection of the resulting receivable is probable. Service revenue is recognized as services are performed. For certain components, including printed materials, we may act as an agent for the customer, and the customer reimburses us for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue and cost of revenue.
l. Shipping Costs
EDC does not incur shipping costs for our primary customer in the United States. For our primary customer in Europe and for all other customers, shipping costs reimbursed by customers for invoice charges such as freight, postage, freight packing and small order surcharges are recorded as revenue and are also included in cost of sales.
m. Stock-Based Compensation
Effective January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123R, "Share-Based Payment,” (“SFAS No. 123R”) utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. We recognize these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), are recognized in net income (loss) in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.
Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method to account for our employee stock option plans and employee stock purchase plan in accordance with the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and Related Interpretations (“APB No. 25”), as allowed by SFAS No. 123 and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Accordingly, no stock-based employee compensation cost was recognized, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant and, with respect to the employee stock purchase plan, the discount did not exceed 15%. In accordance with the transitional provisions of SFAS 123R, operating results for 2005 have not been restated.
n. Income Taxes
Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006.
o. Income (Loss) Per Common Share
We compute income (loss) per common share pursuant to SFAS No. 128, Earnings per Share. Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards during the period using the treasury stock method. See Note 18.
p. Impact of Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. The statement is effective for us beginning January 1, 2008. Subsequent to SFAS 157’s issuance, the FASB issued an exposure draft that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. We are still assessing the potential impact of SFAS 157, but do not anticipate its adoption to have any impact on our financial statements.
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

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
In December 2007, the FASB issued Statement of Financial Accounting Standards (revised 2007) (“SFAS 141R”) “Business Combinations.” SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for us beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.
In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 must be applied prospectively. SFAS 160 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial statements.
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for us beginning January 1, 2009, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated results of operations or financial condition.
q. Reclassifications
Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation. Such reclassifications have had no effect on net income (loss) previously reported.
3. Acquisitions
The results of EDC’s and Blackburn’s operations, discussed below, are included in the consolidated financial statements since their respective acquisition dates.
(a) EDC Acquisition
On May 31, 2005, we acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (SFAS 141). The purchase price of approximately $129.1 million using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474, consisted of $81.6 million cash paid at closing, $39.8 million in deferred payments to Universal and $7.7 million for various contingent payments and transaction costs. The purchase price was subject to post-closing adjustments associated with the contingent purchase price discussed below. Of the cash purchase price paid at closing, $30.5 million was for the U.S. operations, €35.5 million ($44.3 million) was for the central European operations, and the balance constituted transaction expenses. The purchase price was allocated to the related tangible and identifiable intangible

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date, with the excess recorded as goodwill.
Universal Contingent Purchase Price
Pursuant to the terms of EDC’s acquisition of Universal’s central European CD and DVD manufacturing and distribution operations, we pay Universal a percentage of the profits earned on the revenue derived from two distribution services agreements assumed in the acquisition. Profit is defined as earnings before interest and taxes. We reached an agreement with Universal in June 2006, clarifying the terms of this agreement. As clarified, the arrangement extended through December 31, 2007.
The contingent consideration included in the purchase price totaled €4.3 million ($5.3 million) consisting of €4.2 million ($5.2 million) for actual consideration from the date of purchase through December 31, 2007 and €0.1 million ($0.1 million) for actual unpaid consideration due as of December 31, 2007, using the May 31, 2005 Euro to U.S. dollar exchange rate of 1.2474.
During 2006 and 2007, the estimated consideration was adjusted based upon actual profits, as defined, and revised projections. In accordance with SFAS 141’s guidance on a contingency based on earnings, any adjustments are accounted for as part of the purchase price allocation.
(b) Blackburn Acquisition
On July 21, 2006, EDC acquired the shares of Deluxe Global Media Services Blackburn Limited (“Blackburn”), a subsidiary of The Rank Group Plc, for a purchase price of £3.0 million ($5.6 million) in cash, including closing costs, using the July 21, 2006 British pound to U.S. dollar exchange rate of 1.8465. Blackburn, located in Blackburn, England, is the largest CD replicator in the UK. Its customer base includes Universal Music Group, its largest customer, as well as Ministry of Sound, Union Square Music, Demon Music Group and Warner Music Group. As part of EDC’s international supply agreement with Universal, Blackburn’s Universal volumes were scheduled to revert to EDC in 2007.
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

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
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
4. Discontinued Operations
On December 14, 2006, we entered into an Asset Purchase Agreement (the “Agreement”) with IP Unity, for the sale of substantially all of the assets of the Messaging business, including inventory, fixed assets, intellectual property rights, contracts and certain real estate, and the assumption of certain related liabilities. The sale of the U.S. Messaging assets closed on December 31, 2006 with the transfer of certain international locations closing during the first, second and fourth quarters of 2007. We continued to operate the international locations on IP Unity’s behalf during the transition period from December 31, 2006 until their transfer. In accordance with the Agreement, we received $25.0 million in cash (subject to a working capital adjustment as provided in the Agreement). The proceeds from the sale related to both domestic and international operations.
During the first quarter of 2007, we transferred the outstanding equity of our Messaging subsidiaries in Hong Kong, South Africa and Netherlands and substantially all of the assets of our Singapore subsidiary to IP Unity and recorded a gain of $0.5 million as a result of these transfers. Also, during the first quarter, we completed the calculation of the working capital adjustment related to the U.S. assets, which resulted in the recording of a receivable for these additional proceeds and a resulting gain of $0.6 million. This gain is also reflected in the following table. We have also recorded a net receivable of $0.5 million due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to their final transfer to IP Unity, for which we are entitled to reimbursement from IP Unity subject to final review and adjustment.
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

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Unity. Also during the second quarter of 2007, we collected the working capital adjustment receivable of $0.6 million.
During the third quarter of 2007, we completed the reconciliation of cash assumed by IP Unity and cash provided by EDCI for normal operating expenses incurred by us for the continued operation of the international operations prior to the final transfer to IP Unity and, as a result, recorded an additional gain on the sale of $0.1 million.
During the fourth quarter of 2007, we completed the transfer of outstanding equity in our subsidiaries in Dubai and Brazil. No additional gain or loss resulted from this transfer. Also during the fourth quarter, we reached an agreement in principle related to any remaining or potential severance obligations which might be covered under the agreement. These obligations will be offset against amounts owed under the cash reconciliation completed in the third quarter of 2007. An additional loss on the sale of $0.3 million was recorded.
At December 31, 2007 and December 31, 2006, we recorded an accumulated gain on the sale as follows:

		Settlement of
	December 31,	International	December 31,
	2006	Subsidiaries	2007
Assets Sold and Liabilities Assumed
Cash	$—	$592	$592
Accounts receivable	8,210	—	8,210
Inventory	7,393	—	7,393
Other current assets	416	647	1,063
Fixed assets	8,223	(2)	8,221
Accounts payable	(2,388)	(326)	(2,714)
Accrued liabilities	(2,288)	(820)	(3,108)
Deferred revenue	(2,747)	—	(2,747)

	$16,819	$91	$16,910
Other write-offs and expenses	54	7	61
Estimated closing costs	2,000	36	2,036

	$18,873	$134	$19,007
Receivables due from purchaser	—	544	544
Proceeds	25,000	634	25,634

Gain on sale	$6,127	$1,044	$7,171

Beginning in the fourth quarter 2006, the Messaging segment was reported as a disposal of a segment of business.
Results of Discontinued Operations
The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of December 31, 2007 and December 31, 2006.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Results for discontinued operations consist of the following:

	Year Ended December 31,
	2007	2006	2005
Net sales	$—	$53,546	$78,230

Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	(463)	(11,572)	6,602
Provision (benefit) for income taxes	79	(3,352)	412

Income (loss) from operations	$(542)	$(8,220)	$6,190

Gain on disposal before income taxes	1,044	6,127	—
Provision for income taxes	—	—	—

Gain on disposal of discontinued operations	1,044	6,127	—

Income (loss) from discontinued operations	$502	$(2,093)	$6,190

The income (loss) from discontinued operations consists of operating losses incurred in the Messaging and Paging segments adjusted for an estimated gain on disposal of the Messaging segment which includes charges for transaction costs. The year ended December 31, 2007 includes a credit of $1.0 million for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies. Results for the year ended December 31, 2006 included an income tax benefit of $4.1 million from the release of a reserve for international business taxes upon receipt of clearance from the applicable foreign country’s taxing authority. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above. These estimates are subject to adjustment resulting from, but not limited to, operations of foreign assets for IP Unity during the transitional period.
The major classes of assets and liabilities, including the international operations to be transferred in 2008 included as part of the sale of the Messaging group reported as discontinued operations on our consolidated balance sheet are as follows:

	December 31,
	2007	2006
Current Assets
Accounts receivable	$9	$288
Tax receivable	102	397
Prepaid assets	—	140
Other current assets	—	121

	$111	$946

Current Liabilities
Accounts payable	$—	$240
Accrued Messaging transaction costs	16	1,886
Accrued employee wages and benefits	5	768
Accrued income and other taxes	543	686
Accrued other	—	2,014

	$564	$5,594

5. Short-term Investments
Short-term investments are comprised of investments in various debt security instruments including corporate bonds, short term notes, commercial paper, certificates of deposit and auction-rate securities. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
market and sell these instruments, we classify auction-rate securities (as discussed below) and other investments in debt securities as available-for-sale and carry them at fair market value. Changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable taxes, in the accompanying consolidated financial statements. As of December 31, 2007, $29.6 million was included in short-term investments.
In accordance with our investment policy, we have invested in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk, and reinvestment risk.
The following table presents the fair market value amounts, by major security types for our investments in debt securities:

December 31, 2007
Fair Value
Short-term investments (less than one year)	$29,589

Auction-rate securities, variable-rate demand notes and asset-backed securities	$10,800
Corporate bonds	6,913
Short term notes	4,889
Certificates of deposit	2,000
Commercial paper	2,487
Municipal bonds	1,492
Euro dollar bonds	1,008

Total	$29,589

Auction-rate securities represent interests in collateralized debt obligations with high-quality credit ratings, the majority of which are collateralized by bonds and other financial instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we record auction-rate securities in current available-for-sale securities. As of December 31, 2007, we held auction-rate securities which experienced failed auctions in fiscal 2008. All securities that failed had experienced at least one successful auction in fiscal 2008 and the carrying values were not adversely affected. If the auction process fails in the future for any of our auction rate securities, our ability to liquidate these instruments as well as the carrying value of the instruments themselves could be adversely affected.
The carrying values of our investments in debt securities approximated fair value at December 31, 2007 due to rapid turnover of our portfolio and the liquid nature of these investments. An unrealized loss of $0.1 million was recorded as of December 31, 2007, none of which related to auction-rate securities. Securities sold or amounts reclassified out of accumulated other comprehensive income into earnings are done so by specific identification method. Realized gains and losses are included in other income in the consolidated statements of operations and were not significant for any period presented.
6. Risks and Uncertainties
Concentrations of Credit Risk
Financial instruments potentially subjecting us to concentrations of credit risk consist of temporary cash investments, a currency swap and trade accounts receivable. We place our temporary cash investments and currency swaps with large diversified entities with operations throughout the U.S. and Germany. We are exposed to credit-related losses in the event of non-performance by the parties in these contracts. (See Note 9.)
Our primary customer is Universal, which individually accounted for approximately 76%, 87% and 91% of EDC’s total 2007, 2006 and 2005 revenue, respectively. Outstanding accounts receivable due from Universal were $11.6

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
million and $24.1 million, at December 31, 2007 and 2006, respectively. We believe that our reserves for bad debt are adequate considering our concentrations of credit risk.
Concentrations of Suppliers
EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs. EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene (which accounts for approximately 8% of total cost of sales), polycarbonate (which accounts for approximately 9% of total cost of sales) and any jewel boxes and trays, not internally manufactured, (which accounts for approximately 7% of total cost of sales) from several suppliers. In the UK, we purchase polycarbonate (which accounts for approximately 11% of total cost of sales) and jewel boxes and trays (which accounts for approximately 20% of total cost of sales) from several suppliers. In the U.S., we purchase polycarbonate (which accounts for approximately 11% of total cost of sales) and jewel boxes and trays (which accounts for approximately 26% of total cost of sales) from several suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver its product to EDC.
Workforce Subject to Collective Bargaining Agreements
At December 31, 2007, we employed over 2,000 persons. In Germany, approximately 43% of our workforce of 880 employees is represented by a works council. Further, collective bargaining agreements negotiated by the works council cover all non-exempt staff. In February 2008, we reached an agreement with the works council on an eight year collective bargaining agreement which runs through 2015. Exempt staff represents approximately 4% of the total employees in Germany. In the UK, approximately 72% of our workforce of 334 employees is unionized and subject to collective bargaining agreements. In July 2007, we entered into an agreement with the UK employees that was retroactively effective January 1, 2007 and ran until January 1, 2008. We are currently in negotiations for the 2008 UK contract. The 2007 contract terms will remain in effect until a new agreement is reached. In the U. S., approximately 24% of our workforce of 819 employees is unionized and subject to collective bargaining agreements. In April 2007, EDC entered into a new collective bargaining agreement with U.S. employees that will run through April 2010. We believe employee relations are good.
7. EDC LLC Agreement — Profits Interests and Minority Interest
EDC Profits Interests
Upon the completion of the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal, EDC issued profits interests to certain key employees, Universal, and our financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after we have received a return of our equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.
The estimated fair value of the profits interests at the date of grant represents the present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor are included in the acquisition costs of EDC. The profits interests issued to members of management were accounted for as compensation expense, are included in selling, general and administrative expenses in the consolidated statements of operations and are being amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. Compensation expense included in EDC’s results for the twelve months ended December 31, 2007, 2006 and 2005, was $0.5 million, $1.6 million and $1.1 million, respectively. Profits interests, which are fully vested, are included with minority interests in our consolidated balance sheets.
Minority Interest
As part of the May 31, 2005 acquisition of EDC, we sold 772 Class A units of EDC we owned (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A units were automatically converted into Class B units. The Class A and Class B units carry equivalent economic

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
rights. During 2006, in association with the Blackburn acquisition, we purchased additional Class A units and increased our holdings by $8,151,000 and James Caparro, pursuant to rights under the Entertainment Distribution Company, LLC (“EDC LLC”) Agreement, purchased additional Class B units and increased his holdings by $99,000. As a result of these investments, we have 97.99% of the Class A and Class B units of EDC. Further, as a result of these investments the Level One, Two and Three Threshold Amounts and Level One, Two and Three Pro Rata Percentages applicable to distributions pursuant to Section 3.1 of the EDC LLC Agreement were automatically adjusted. As a result of these adjustments, upon a board approved distribution pursuant to Section 3.1(b) of the EDC LLC Agreement, the following order and priorities would apply: (i) for distributions up to $43.25 million, 100% of such distributions would be apportioned pro rata to the holders of Class A and Class B units; (ii) for distributions above $43.25 million and up to $68.99 million, 84.02% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, and 15.98% would be apportioned pro rata to the holders of Tier 1 Profits Interests; (iii) for distributions above $68.99 million and up to $96.78 million, 77.8% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 14.8% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests and 7.4% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests; and (iv) for distributions above $96.78 million, 72.44% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 13.78% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests, 6.89% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests and 6.89% of such distributions would be apportioned pro rata to the holders of Tier 3 Profits Interests. In all events, if, after receipt of all distributions above, holders of Class A and Class B Units have not received an amount equal to their aggregate contributions plus an amount equal to a return of 20%, compounded annually (the “IRR Hurdle”), then only distributions pursuant to (ii) shall be made until satisfaction of the IRR Hurdle, after which distributions pursuant to (iii) and (iv) shall resume. For a complete understanding of other terms and conditions affecting such distributions, see Exhibit 10.11 incorporated by reference in this filing.
In 2007, one of EDC’s key employees received a minority interest distribution of $20,000 to cover taxes on minority interest income. We have recorded minority interest income of $126,000 in 2007 and minority interest expense of $94,000 and $114,000 in 2006 and 2005, respectively. If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 or (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right for a five-year period beginning on such date to sell their interests to us at fair value.
8. Restricted Cash
Restricted cash at December 31, 2007 was $28.0 million (€19.0 million), including $1.9 million (€1.3 million) classified as current, being held in escrow to fund various pension and other employee related obligations of EDC’s German operation. As part of the acquisition of the Universal manufacturing and distribution operation, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and we participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC.
9. Financial Instruments
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments. Financial instruments recorded at fair value include cash and cash equivalents, trade accounts receivable, short-term investments, other current and long-term liabilities and all derivative instruments. The carrying values of our cash and cash equivalents and trade receivables and payables approximate their fair values.
Currency Rate Swap
We entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, we will report the foreign

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings.
The swap matures in two years on May 31, 2010. The significant terms of the swap are as follows:
•	We make quarterly payments, which commenced August 31, 2005, based on a notional amount of €21,300,000 at the EURIBOR plus 3.12%;
•	We receive quarterly payments, based on a notional amount of $26.0 million at the USD LIBOR plus 3.0%; and
•	We will exchange with the counterparty the above notional amounts upon maturity of the swap agreement.
As of December 31, 2007, the swap is carried at its fair value, which is currently in a loss position, of approximately $5.6 million and is included in non-current liabilities in the consolidated balance sheets. The swap was in a loss position of approximately $2.4 million at December 31, 2006, and included in non-current liabilities in the consolidated balance sheets. The unrealized gain (loss) is added back to net income (loss) in the statement of cash flows. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offer spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.
Long-Term Debt and Payable to Universal Music Group
The carrying amount of long-term debt with a commercial bank, including the current portion, as of December 31, 2007 was approximately $27.0 million. The carrying value of the payable to Universal is the net present value of future payments discounted using our incremental borrowing rate when incurred. The fair value of the obligations shown in the table below was estimated using discounted cash flow analysis, based on our current incremental borrowing rates. For additional details, see Note 14. Financial instruments at December 31, 2007 consisted of the following:

	Recorded Amount	Fair Value
Commercial bank term loan	$27,000	$27,000
Payable to Universal	$18,360	$18,306
Capital Lease	$593	$590
10. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets related to our continuing operations at December 31, 2007 and 2006 consisted of:

	2007	2006
Prepaid expenses	$2,373	$1,482
Recoverable input costs and taxes	1,887	1,607
Other customer receivables and pass-through costs	9,058	11,356
Other current assets	2,751	1,405

	$16,069	$15,850

11. Long-term Receivable
The current and noncurrent portions of the long-term receivable are as follows for the years ended December 31:

	2007	2006
Current portion of long-term receivable	$515	$1,933
Non-current portion of long-term receivable	4,244	4,078

	$4,759	$6,011

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, Universal is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the receivable. During the year ended December 31, 2007, we received approximately $2.5 million in proceeds from the settlement of certain receivables.
12. Accrued and Other Liabilities
Accrued liabilities at December 31, 2007 and 2006 consisted of:

	2007	2006
Accrued salaries and benefits	$7,430	$7,147
Accrued pension and other benefit obligations	2,015	1,553
Accrued vacation	1,643	1,381
Accrued VAT and other taxes	6,412	5,779
Accrued royalty expense	5,553	4,607
Accrued professional services	1,819	2,056
Contingent liability	43	1,003
Other current liabilities	12,024	12,273

	$36,939	$35,799

Included in accrued salaries and benefits above is the Company’s reserve for self-insurance related to medical and dental benefits we provide to our employees under a self-funded group insurance plan. As of December 31, 2007, approximately $1.0 million was reserved for obligations related to the plan. Activity in 2007 consisted of accruals of $7.4 million offset by claim and administrative fee payments of $6.4 million.
13. Other Liabilities
Other liabilities at December 31, 2007 and 2006 consisted of:

	2007	2006
Other liabilities	$708	$653
Deferred compensation	885	1,075
Unrealized loss on currency swap	5,604	2,423
Tax contingency accrual	4,988	—

	$12,185	$4,151

The other liabilities include straight line rent accruals and accruals for activities taken by Universal prior to the sale of its international CD and DVD manufacturing and distribution operations to EDC on May 31, 2005. EDC assumed these liabilities as part of the acquisition of Universal’s central European operations, and Universal is required to reimburse EDC for such liabilities. The loss on currency swap relates to a five year currency swap arrangement (See Note 9) under which EDC is obligated and is currently in a loss position. The tax contingency accrual relates to tax liabilities recorded in conjunction with the adoption of FIN 48 (See Note 15). Finally, the deferred compensation accrual relates to amounts deferred by director level and above employees (See Note 16).

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
14. Long-Term Debt
Long-term debt at December 31, 2007 and 2006 consisted of:

	2007	2006
Senior Secured Credit Facility	$27,000	$35,000
Payable to Universal — undiscounted	19,626	32,779
Capital Lease	593	998
Employee Loans	4,913	5,466

Subtotal	52,132	74,243
Less: Unamortized Discount	(1,266)	(2,661)

Total Debt	$50,866	$71,582
Less: Current Portion	(25,631)	(23,407)

Total Long Term Debt	$25,235	$48,175

Total scheduled principal payments for all long-term debt are as follows:

Total
2008	26,053
2009	12,168
2010	10,425
2011	1,288
2012	1,241
Thereafter	957

Total	$52,132

Senior Secured Credit Facility
In May 2005, to fund a portion of the purchase price for the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group and provide for working capital needs, EDC obtained a Senior Secured Credit Facility from Wachovia Bank, National Association for an aggregate principal amount of $56.5 million consisting of a term facility of $46.5 million, and a revolving credit facility of $10.0 million. In June 2006, we completed an amendment of our Senior Secured Credit Facility which extended the revolving credit facility through 2007, changed scheduled principal payment dates from June 30 to December 31 and released $16.5 million of cash originally held as collateral for the credit facility. On May 31, 2007, EDC completed a further amendment of the Senior Secured Credit Facility which extended the term of the revolving credit facility for one additional year. On March 4, 2008 EDC completed an amendment to the facility to permit the adjustment of EBITDA for financial covenant purposes to eliminate the impact of the impairment charge taken during the fourth fiscal quarter of 2007. The term facility expires December 31, 2010 and the revolving credit facility expires May 31, 2008. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. Scheduled principal payments are included in the table above.
The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 1.25% margin on the cash collateralized portion of the term loan. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. The weighted average interest rate of outstanding debt was 6.83% at December 31, 2007. At December 31, 2007, $27.0 million was outstanding on the term loan and the $10.0 million revolving credit facility was unused.
The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) our ability to pay dividends or make acquisitions outside our current industries; (iii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC, LLC and subsidiaries leverage, minimum interest coverage and maximum

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
senior secured leverage as defined therein. As noted above, the Company entered into an amendment which modified the calculation of certain financial covenants as of December 31, 2007. We were in compliance with all covenants, as amended, in the Senior Secured Credit Facility as of December 31, 2007.
In addition to interest, we pay a commitment fee of 0.5% per annum on the average daily-unused amount. The unused amount of the revolving credit facility was $10.0 million at December 31, 2007.
Universal
Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments with a net present value using a discount rate of 6.52% which totaled approximately $39.8 million at acquisition, using the May 2005 Euro to U.S. dollar exchange rate of 1.2474. At December 31, 2007 the obligation to Universal decreased to $19.6 million due to a $14.4 million principal payment offset by $1.5 million of accretion for imputed interest and change in the Euro to U.S. dollar exchange rates.
Capital Lease
During 2006, we entered into a lease for a piece of production related equipment in our central European facility. The lease expires June 30, 2010, at which time title to the equipment will be transferred to EDC at no cost.
Employee Loans
Employees of EDC’s German operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by us in savings accounts and are therefore treated as loans to us. These loans are for six-year terms and are signed annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of €135 ($193), which is included in the employee loan balance. The value of the loans outstanding at December 31, 2007 totaled $4.9 million, accumulated interest was $0.9 million with interest rates ranging from 3.91% to 5.6%. Funds for these loans are held in escrow as restricted cash. See Note 8. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early. The employee savings plan is closed to new entrants.
15. Income Taxes
Our Company’s income tax provision for continuing operations consist of the following:

	2007	2006	2005
Current provision:
Federal	$—	$—	$—
Foreign	3,972	9,640	3,558
State and local	—	—	—

Total current	3,972	9,640	3,558

Deferred:
Federal	(4,491)	(4,609)	996
Foreign	(698)	(1,719)	(54)
State and local	—	—	—
Adjustment to valuation allowance	4,617	4,609	(996)

Total deferred	(572)	(1,719)	(54)

Total provision (benefit)	$3,400	$7,921	$3,504

The sources of income (loss) from continuing operations before income taxes are presented as follows:

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

	2007	2006	2005
United States	$(27,609)	$(13,477)	$(3,293)
Foreign	15,247	19,942	8,696

	$(12,362)	$6,465	$5,403

The consolidated income tax provision from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2007	2006	2005
Income tax provision at Federal U.S. statutory rate	$(4,327)	$2,263	$1,891
Increase (decrease) in valuation allowance	4,617	4,609	(996)
Deferred taxes on earnings of foreign subsidiary per APB 23	5,946	—	1,648
Foreign tax rate changes	(2,553)	—	—
Reserve contingency	33	503	—
Foreign tax impact	319	316	389
State taxes	(1,070)	(530)	69
Minority interest in earnings of subsidiary	171	71	40
Profit interest awards	176	563	393
Other non-deductibles	88	126	70

Income tax provision (benefit)	$3,400	$7,921	$3,504

During 2007, we recorded a favorable adjustment of $2.6 million related to tax rate changes in the UK and Germany. The tax rate changes are effective for 2008, but we are required to adjust the value of our deferred tax assets and liabilities in 2007, the period the rate changes are enacted. The statutory tax rates in Germany and the UK for fiscal year 2007 are 39.4% and 30.0%, respectively, and are not impacted by these adjustments.
The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to our deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred Tax Assets:
U.S. net operating loss carry forwards	$108,081	$108,458
State net operating loss carry forwards	11,307	14,957
Canada net operating loss carry forwards	14,570	15,499
Other tax carry forwards	12,098	10,950
Other	10,247	18,727

	156,303	168,591
Less: Valuation allowance	(155,334)	(155,753)

Net Deferred Tax Assets	969	12,838

Deferred Tax Liabilities:
Intangibles	(6,293)	(13,219)
Property and equipment	(1,412)	(5,588)
Other	(1,374)	(13)

Deferred liability, net	$(8,110)	$(5,982)

During 2007, the valuation allowance, decreased by $0.4 million due to decreases in NOL carry forwards of $5.0 million, offset by an increase in tax credit carry forwards of $1.1 million, and net changes in temporary differences of $4.3 million.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
During 2006, the valuation allowance decreased by $5.4 million due primarily to changes in net temporary differences offset by an increase in valuation allowance of $14.0 million due primarily to an increase in net operating loss carryforwards. We assessed the realizability of our U.S. net deferred asset at December 31, 2007 and determined due to significant NOLs and our inability to project future taxable income that the entire amount should be reserved.
We have U.S. NOLs of $309.0 million, state NOLs of $252.9 million, and Canada NOLs of $54.0 million. These NOLs begin to expire in 2008, 2018, and 2009, respectively. Of the $309.0 million of U.S. NOLs, $31.3 million are subject to restrictions under the Internal Revenue Code of 1986, as amended. We also have other tax carry forwards, a portion which begins to expire in 2008. Our other tax carry forwards also include alternative minimum tax credits, state tax credits and foreign capital losses that do not expire.
During 2007, we determined that we would pay dividends from our foreign subsidiaries of approximately $17.0 million in 2008. Under APB 23, income taxes were provided on those dividends in 2007. Undistributed earnings of our foreign subsidiaries amounted to approximately $28.7 million at December 31, 2007. We consider those earnings reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to NOL carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes of approximately $0.1 million would be payable upon remittance of all previously unremitted earnings at December 31, 2007.
As of December 31, 2007, $1.3 million of tax benefits related to the exercise of stock options have not been recorded. These tax benefits can not be recognized until a current tax benefit is realized. Upon recognition, the $1.3 million will be recorded through additional paid in capital. As of December 31, 2007, we have recognized tax benefits of approximately $7.7 million from the exercise of stock options. These benefits are currently offset with a valuation allowance that, when reversed, will be recorded through additional paid in capital.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$3,615
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	5,960
Reductions for tax positions of prior years	—
Settlements	—
Statute of limitations expirations	(770)
Foreign currency adjustments	618

Balance at December 31, 2007	$9,423

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $3.5 million as of December 31, 2007, and approximately $3.6 million as of January 1, 2007.
The above amount for tax positions of prior years have been classified as a reduction of the related deferred tax asset in the accompanying balance sheet.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense, which is consistent with prior periods.  The total amount of accrued interest and penalties was approximately $1.5 million as of December 31, 2007, and was approximately $1.3 million as of January 1, 2007.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
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
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. On February 6, 2008, we were notified by the Internal Revenue Service of the intent to audit our 2005 federal tax return. Statutes of limitations remain open for all years beginning in 1993 for U.S. federal and most state purposes due to unutilized NOLs; 1999 for Canada due to unutilized NOLs; all years beginning with 2005 for Germany; and all years beginning with 2006 for the UK.
16. Employee Benefit Plans
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 required the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and the recognition of changes in that funded status through comprehensive income in the year in which the changes occur. We adopted the provisions of SFAS 158 on December 31, 2006.
(a) Post-retirement Health Care Benefits
We provide certain U.S. employees of our former Messaging business with certain health care benefits upon retirement assuming the employees met minimum age and service requirements as of the date of disposition of the Messaging business. Our policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments. The plan is closed to new participants.
The actuarial present value of accumulated post-retirement benefit obligations at December 31, 2007 and 2006 is as follows:

	2007	2006
Retirees	$918	$1,518
Fully eligible plan participants	—	—
Other active plan participants	—	—

Accumulated post-retirement benefit obligation	918	1,518
Unrecognized loss	(202)	(330)
Unrecognized prior service cost	401	—
Accumulated other comprehensive income	(199)	330

Post-retirement benefit liability recognized in balance sheet	$918	$1,518

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The change in Accumulated Post-retirement Benefit Obligation (“APBO”) from year to year is as follows:

	2007	2006
APBO at the beginning of the year	$1,518	$1,777
Service cost	—	10
Interest cost	61	83
Amendments	(420)	(134)
Curtailments of Active Participants	—	(48)
Actuarial gain	(115)	(84)
Benefits paid	(126)	(86)

APBO at end of the year	$918	$1,518

Net post-retirement benefit costs for the years ended December 31, 2007, 2006 and 2005 consist of the following components:

	2007	2006	2005
Service cost	$—	$10	$19
Interest cost on APBO	61	83	93
Amortization of prior service costs	(19)	(273)	(254)
Amortization of prior service costs due to curtailment	—	(615)	—
Amortization of actuarial loss	12	34	25

	$54	$(761)	$(117)

The assumed discount rate utilized for 2007 and 2006 was 6.2% and 5.5%, respectively. The assumed health care trend rate in measuring the accumulated post-retirement benefit obligation as of December 31, 2007 was varied between non-Medicare and Medicare eligible retirees. The 2007 trend rate is 11%, decreasing to 4.5% in 2015, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2007 by approximately 1.5% and the 2007 aggregate interest and service cost by approximately 1.6%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2007 by approximately 1.3% and the 2007 aggregate interest and service cost by approximately 1.4%.
The estimated employer benefits paid are as follows:

2008	$90
2009	85
2010	85
2011	85
2012	84
Succeeding five years	387
(b) Defined Contribution Plans
We maintain, for substantially all of our full-time U.S. employees, 401(k)-retirement savings plans, which are defined contribution plans. We also sponsor additional retirement defined contribution plans for certain non-U.S. employees. Under these plans, the employees may contribute a certain percentage of their compensation and we match a portion of the employees’ contribution. Our contributions for continuing operations under these plans amounted to approximately $0.9 million, $0.9 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
(c) Pension Plans
As a result of the May 31, 2005 acquisition of EDC, we assumed the obligations of various defined benefit plans. Employees and managing directors of EDC’s operations in Germany participate in the pension plans. These benefits are based on pay, years of service and age. The plans are not funded and therefore have no plan assets. We intend to fund the pension benefits using funds held in escrow and included in restricted cash in the consolidated balance sheets. These pension plans are closed to new entrants.
The rates assumed in the actuarial calculations for our pension plans as of their respective measurement dates were as follows:

	December 31, 2007	December 31, 2006
Discount rate	5.50%	4.50%
Rate of Compensation increase	3.00%	3.00%
Rate of post-retirement pension increase	2.00%	1.75%
The following table shows the collective actuarial results for the defined benefit pension plans of the Company.

	December 31, 2007	December 31, 2006
Change in Projected Benefit Obligations:
Projected benefit obligation, January 1	$27,559	$24,068
Service cost	1,036	976
Interest cost	1,369	1,117
Benefits paid	(637)	(377)
Foreign exchange translation	3,185	2,762
Actuarial gain	(4,451)	(987)

Projected benefit obligation, December 31	$28,061	$27,559

Funded Status:
Funded status at end of year	$(28,061)	$(27,559)
Unrecognized net (gain) loss	(2,955)	1,341

Net amount recognized	$(31,016)	$(26,218)

Amounts included in the Consolidated Balance Sheet
Accrued benefit short-term liability	(591)	(567)
Accrued benefit long-term liability	(27,470)	(26,992)
Accumulated other comprehensive income	(2,955)	1,341

Net amount recognized	$(31,016)	$(26,218)

Additional Information:
Projected benefit obligation	$28,061	$27,559
Accumulated benefit obligation	$24,276	$24,226

Components of net periodic pension cost:
Service cost	$1,036	$976
Interest cost	1,369	1,117

Net periodic pension cost	$2,405	$2,093

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table shows the expected future benefits to be paid.

2008	$591
2009	681
2010	807
2011	1,068
2012	1,257
Succeeding 5 Years	8,371
We also have a pension plan which covers two employees who are retired. We have accrued approximately $0.4 million related to the pension plan. The expected future benefits to be paid are approximately $0.2 million spread evenly over 2008-2012 and $0.2 million for the succeeding five years.
(d) Long-term Service Award Plan
We maintain a Long-Term Service Awards program, a defined benefit plan, for qualified employees in our German and UK operations.
Under the German plan, qualified employees receive a service gratuity (“Jubilee”) payment once they have reached certain number of years of service. The Jubilee payment is determined based on 1/12th of the employee’s annual salary. The projected benefit obligation at December 31, 2007 was $5.5 million. The projected service cost as of January 1, 2008 for fiscal year 2008 amounts to approximately $0.3 million.
The rates assumed in the actuarial calculations for our defined benefit plan at December 31, 2007 are as follows:

Interest rate	5.50%
Salary increase	3.00%
Fluctuation rate	1.00	% until age 49
The following table shows the expected future benefits to be paid:

2008	$941
2009	684
2010	1,643
2011	1,055
2012	381
Succeeding 5 Years	2,893
Included in the $7.6 million future benefits to be paid under the Long-term Service Award Plan is $4.7 million related to the long-term receivable discussed in Note 11.
Under the UK plan, qualified employees receive a Jubilee payment once they have reached 25 or 40 years of service. The payment is determined based on 1/25th or 1/40th of two months of the employee’s salary. The projected benefit obligation at December 31, 2007 was $1.4 million.
The rates assumed in the actuarial calculations for our UK defined benefit plan at December 31, 2007 are as follows:

Interest rate	5.00%
Salary increase	3.00%
Fluctuation rate	6.00%

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table shows the expected future benefits to be paid.

2008	$—
2009	—
2010	37
2011	131
2012	183
Succeeding 5 Years	492
(e) Deferred Compensation Plan
We maintain a deferred compensation plan to which employees at the director level and above can defer receipt of part or all of their compensation. Each year eligible employees can elect to defer a specified portion of salary and bonus. There are specific provisions under which the deferred amounts will be paid to the employee. Generally, amounts deferred will be invested in the same manner as the participant’s investments in the Company’s 401(k) plan or equally among certain specified mutual funds if the participant does not participate in the 401(k) plan.
An asset, representing the fair market value of the deferrals, and a corresponding liability, representing our obligation to the employee, is recorded in the accompanying consolidated balance sheets. As of December 31, 2007, $0.9 million was included in other assets and other non-current liabilities, respectively.
(f) Early Retirement and Post-employment Programs
In Germany, Altersteilzeit (“ATZ”) is an early retirement program established by law, and is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The German government provides a subsidy to employers taking advantage of this legislation for bonuses paid to the employee and the additional contributions paid into the German government pension scheme under an ATZ arrangement for a maximum of six years. To receive this subsidy, an employer must meet certain criteria established by the German government.
We accrue for ATZ based on current and future contracts.
The rates assumed by us in the actuarial calculations for the ATZ at December 31, 2007 are as follows:

Interest rate	5.50%
Salary increase	3.00%
Fluctuation rate	0.00%
At December 31, 2007, the accrual for ATZ was $1.9 million. The projected benefit obligation at December 31, 2007 was $1.9 million.
The following table shows the expected future benefits to be paid assuming 100% plan participation. The accrual included in our consolidated financial statements, however represents an amount based upon expected plan participation.

2008	$927
2009	993
2010	1,143
2011	1,203
2012	1,427
Succeeding 5 Years	2,947

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
17. Stockholders’ Equity and Stock-Based Compensation
(a) Equity Compensation Plans
We grant or have granted stock options and other stock-based awards under the following equity compensation plans:
Incentive Stock Plans. We maintain an incentive stock option plan (the “1996 Plan”) that was approved by the stockholders, is administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and is used to promote the long-term financial interests and growth of the EDCI. At December 31, 2007, we are authorized to grant up to 14,850,000 shares of our common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares under the 1996 Plan. Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons. Options are generally granted with an exercise price equal to the market price of our stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.
The 1996 Plan also provides for the grant of restricted stock units (“RSUs”) to non-officer directors on an annual basis. RSUs are intended to align the interest of directors and stockholders in enhancing the value of our common stock and to encourage such directors to remain with and to devote their best efforts to EDCI. Through December 31, 2005, each non-officer director received a number of RSUs determined by dividing $9,000 by the fair market value of the common stock on the last trading day immediately preceding each Annual Meeting. Beginning in January 2006, non-officer directors received annual grants of RSUs with an increased value of $18,000. Effective November 5, 2007, the Board agreed to implement a 10% reduction in the value of the annual restricted stock awards granted to non-officer directors. One-third of the RSUs vest immediately and the remainder vest on each of the first and second anniversaries of the grant.
(b) Grant-Date Fair Value
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	2007	2006	2005
Options granted (in thousands)	90	1,314	1,425
Weighted-average exercise prices stock options	$1.27	$2.82	$2.87
Weighted-average grant date fair-value stock options	$0.86	$1.56	$1.42
Assumptions:
Weighted-average expected volatility	0.78 to 0.79	0.65 to 0.78	0.64
Weighted-average expected term (in years)	5.5	3.5 to 5.5	1 to 4
Risk-free interest rate	3.8 to 4.7%	4.4 to 4.5%	4.4 to 4.5%
Expected dividend yield	0.0%	0.0%	0.0%
In general, the expected life in years was based on the weighted average of historical grants assuming that outstanding options are exercised at the midpoint of the future remaining term, adjusted for current demographics. The risk free interest rate was the U.S. Treasury five-year spot rate at May 17, 2007 and November 15, 2007. Volatility was determined by using (i) the long-term volatility (mean reversion), (ii) the midpoint of historical rolling 5.5 year volatilities, (iii) the volatility of the most recent 5.5 year time period, (iv) the volatility of the most recent one-year period, (v) the implied volatility as seen in the open market place on May 17, 2007 and November 15, 2007, (mid point of fourth quarter), and (vi) the range (min/max) of the implied volatility in the last 52 weeks. We have not paid cash dividends since 1982 and do not anticipate paying cash dividends in the foreseeable future.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
(c) Stock-Based Compensation Expense
On January 1, 2006, we adopted SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This pronouncement applies to our incentive stock plan, including stock options and restricted stock units, and our employee stock purchase plan.
We elected the “modified prospective” method for our transition. Under this method, we recognized compensation cost beginning on January 1, 2006 (a) based on the requirements of SFAS No. 123R for all share-based payments granted after that date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that were unvested. No share-based employee compensation cost was recognized in the statement of operations for the year ended December 31, 2005 for options granted because all such options had an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, no compensation costs were recognized for 2005 for the employee stock purchase plan transactions. Compensation expense was recorded for the restricted stock units issued to our directors in 2005 because the stock is issued at no cost to the directors.
The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income (loss) to cash flow from operations, when using the indirect method for presenting the statement of cash flows. Prior to the adoption of SFAS No. 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the year ended December 31, 2007, we did not record any excess tax benefits or a corresponding increase to contributed capital because we have a net operating loss carry forward, and the tax benefit will not be recognized until the deduction is used to reduce current taxes payable.
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
The following table details the compensation expense for options, restricted stock units and the employee stock purchase plan for each of the three years ended December 31:

	2007	2006	2005
Employee Stock Purchase Plan	$1	$77	$—
Stock Options	349	748	—

Subtotal of expense subsequent to the adoption of FAS123R	350	825	—
Restricted Stock Units	95	60	57

Total stock compensation expense	$445	$885	$57

During the fourth quarter of 2007, two officers cancelled 585,000 and 425,530 options, respectively. As a result, we recorded a credit to compensation expense of approximately $0.3 million. No stock compensation expense was capitalized as part of the cost of any asset during the years ended December 31, 2007 and 2006.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provision of SFAS No. 123R to options granted under our stock option plan in 2005. For purposes of pro forma disclosures, the estimated fair value of the options is estimated using a Black-Scholes-Merton option pricing formula and amortized to expense on a straight-line basis over the options’ vesting period. For the year ended December 31, 2005 pro forma option expense was as follows:

2005
Net income — as reported	$7,975
Pro forma stock option expense	(1,618)

Net income — pro forma	$6,357

Net income per common share — as reported (1)	$0.12
Pro forma stock option expense	(0.02)

Net income per common share — pro forma	$0.09

Net income, assuming dilution per common share — as reported (1)	$0.12
Pro forma stock option expense	(0.02)

Net income, assuming dilution per common share — pro forma	$0.09

(1)	Income per common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
(d) Stock-Based Compensation Activity
Activity and price information regarding our incentive stock plan are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(In 000’s)	Price	Term	Value
Outstanding, December 31, 2006	4,971	$3.36
Granted	90	$1.27
Exercised	(787)	$0.91
Forfeited	(1,089)	$2.65
Expired	(1,753)	$4.76

Outstanding, December 31, 2007	1,432	$3.40	4.7 years	$—

Vested or expected to vest at December 31, 2007	1,414	$3.41	4.7 years	$—
Exercisable at December 31, 2007	1,292	$3.52	4.3 years	$—
The weighted average grant-date fair value of options granted during the year ended December 31, 2007 was $0.86 per share. The total intrinsic value of options exercised during the year ended 2007 and 2006 was $1.0 million and $2.6 million, respectively. The total grant date fair value of options vested during 2007, 2006 and 2005 was $0.8 million, $1.6 million, and $1.7 million, respectively.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
A summary of the status of the Company’s RSUs (nonvested shares) as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In 000’s)	Fair Value
Nonvested at December 31, 2006	74	$2.89
Granted	62	$2.03
Vested	(33)	$2.70
Forfeited	(15)	$2.37

Nonvested at December 31, 2007	88	$2.37

As of December 31, 2007, there was approximately $0.3 million of total unrecognized compensation cost related to all share-based compensation arrangements granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of RSUs vested during the year ended December 31, 2007 was approximately $0.1 million.
(e) Other
Applicable German law restricts our German subsidiaries from paying dividends to the extent paying any such dividends would cause the net assets of the applicable subsidiary to be less than its nominal share capital. The nominal share capital of our German operating company subsidiary is €6 million. As of December 31, 2007, the net assets, excluding intercompany accounts and debt, of EDC’s European operation totaled €64.6 million.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
18. Income (Loss) per Common Share
Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards during the period using the treasury stock method, if dilutive.
The following table sets forth the computation of income (loss) per share:

	2007	2006	2005
Numerator:
Income (loss) from continuing operations	$(15,636)	$(1,550)	$1,785

Income (loss) from discontinued operations, net of tax	(542)	(8,220)	6,190
Gain on sale of Messaging business	1,044	6,127	—

Income (loss) before extraordinary item	$(15,134)	$(3,643)	$7,975
Extraordinary gain — net of tax	—	7,668	—

Net income (loss)	$(15,134)	$4,025	$7,975

Denominator:
Denominator for basic income (loss) per share — weighted average shares	69,924	68,777	67,146
Effect of dilutive securities: stock options	—	—	2,262

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	69,924	68,777	69,408

Income (loss) per weighted average common share:
Income (loss) from continuing operations	$(0.22)	$(0.02)	$0.03
Income (loss) from discontinued operations	(0.01)	(0.12)	0.09
Gain on sale of Messaging business	0.01	0.09	—
Extraordinary gain	—	0.11	—

Income (loss) per weighted average common share (1)	$(0.22)	$0.06	$0.12

Income (loss) per diluted common share
Income (loss) from continuing operations	$(0.22)	$(0.02)	$0.03
Income (loss) from discontinued operations	(0.01)	(0.12)	0.09
Gain on sale of Messaging business	0.01	0.09	—
Extraordinary gain	—	0.11	—

Income (loss) per weighted average common share (1)	$(0.22)	$0.06	$0.11

Dilutive securities not included above due to anti-dilutive effect	159	1,368	—
Anti-dilutive securities not included above: stock options	1,251	1,930	1,253

(1)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
There were no dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the years ended December 31, 2007 and 2006, as their effect would be anti-dilutive.
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
Shareholder Derivative Actions – As previously reported, on September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of the Company, contained a variety of allegations relating to the backdating of certain stock option grants. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions were identical to each other, and asserted the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws.
As previously reported, a Special Litigation Committee of the Board of Directors of the Company, following an internal investigation, concluded that there was no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to the Company or its shareholders, and further concluded that it would not be in the Company’s best interest to pursue any claims with respect to these grants. The Company also restated certain financial statements as a result of this internal investigation.
On August 1, 2007, the Company filed a motion to dismiss the Gusinsky Action. The plaintiffs’ time to respond to that motion was stayed while the parties engaged in settlement discussions.
On July 16, 2007, the court granted a motion filed by plaintiffs to consolidate the Subsequent Actions. On August 6, 2007, the plaintiffs in the Subsequent Actions filed an amended complaint which added several new defendants and allegations that additional grants were backdated. The claims in the amended complaint were similar to those asserted in the Gusinsky Action with additional claims alleging violations of federal securities laws relating to the challenged grants. On August 17, 2007, the Company moved to dismiss the amended complaint, in part on the grounds that the federal securities claims were time barred. On October 9, 2007, the Court granted the Company’s motion and dismissed the Subsequent Actions. On November 8, 2007, the plaintiffs filed a notice of appeal of the Court’s dismissal. On December 21, 2007, the parties to the Subsequent Actions agreed to withdraw the appeal without prejudice to re-filing it.
On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions. The agreement is subject to the approval of the Court. Pursuant to the settlement agreement, the Company’s insurer will pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and will pay for the costs of notifying the Company’s shareholders of the settlement. The Company will also implement certain changes to its Equity Compensation Policy and adopt related reform policies. In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions will dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints. The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and the matter is now pending before that Court.
Patent Litigation - In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008. Plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages. EDC does not believe the complaint has merit and has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement. EDC intends to vigorously defend the action. At this early stage in this matter, the Company is not able to assess the materiality of any potential outcome.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Operating Lease Commitments
We lease manufacturing, warehouse, and office facilities and equipment under operating leases. Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) related to its continuing operations for calendar years subsequent to December 31, 2007 are as follows:

2008	$9,036
2009	8,770
2010	8,261
2011	7,840
2012	7,501
Thereafter	14,724

Total	$56,132

The office leases include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for the facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater and is non-cancelable. Contingent rentals are estimated based on provisions in the lease and historical trends. Rent expense for continuing operations was approximately $8.2 million, $8.5 million and $4.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
Employee Contracts
Certain executives have contracts that generally provide benefits in the event of termination or involuntary termination for “good reason” accompanied by a change in control of EDCI or certain subsidiaries.
Other Commitments
At December 31, 2007, we had approximately $13.1 million of outstanding unconditional purchase commitments mainly to our suppliers of inventories and equipment.
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
Universal accounted for revenues of $293.4 million, $302.5 million and $172.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included in EDC revenues above and was the only customer to exceed 10% of total revenues.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)
Geographic Area

	Year Ended December 31,
	Revenues			Long-lived Assets
	2007	2006	2005	2007	2006
United States	$131,215	$140,326	$94,150	$37,157	$51,488
United Kingdom	67,957	39,585	—	1,456	832
Germany	176,102	161,230	95,438	61,236	65,063
Other	9,283	7,387	—	—	—

Consolidated	$384,557	$348,528	$189,588	$99,849	$117,383

Revenues are reported in the above geographic areas based on product shipment destination and service origination.
21. Other Comprehensive Income (Loss)
The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Unrealized Losses on Investments	Post Retirement and Pension Benefit Obligation	Accumulated Other Comprehensive Income
Beginning balance at January 1, 2007	$2,247	$—	$(1,143)	$1,104
Other comprehensive income (loss)	4,436	(110)	3,071	7,397

Balance at December 31, 2007	$6,683	$(110)	$1,928	$8,501

The amounts above are net of income taxes. Income taxes are not provided for foreign currency translation.
22. Interim Financial Data—Unaudited

	Quarters Ended
	March 31	June 30	Sept. 30	Dec. 31
			(2)	(3) (4)
2007
Total revenues	$84,010	$80,156	$96,630	$123,761
Gross profit	10,844	9,817	15,615	24,298
Income (loss) from continuing operations	(6,715)	(4,724)	624	(4,821)
Income (loss) from continuing operations per weighted average common share	(0.10)	(0.07)	0.01	(0.07)
Income (loss) from continuing operations per common share—assuming dilution	(0.10)	(0.07)	0.01	(0.07)
Net income (loss)	(5,931)	(4,082)	254	(5,375)
2006 (1)
Total revenues	$70,076	$73,585	$85,040	$119,827
Gross profit	10,105	13,079	15,197	27,177
Income (loss) from continuing operations	(3,798)	(2,944)	87	5,105
Income (loss) from continuing operations per weighted average common share	(0.06)	(0.04)	—	0.07
Income (loss) from continuing operations per common share—assuming dilution	(0.06)	(0.04)	—	0.07
Net income (loss)	(6,922)	(4,828)	7,973	7,802
Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

(1)	Due to the sale of substantially all of the assets of our Messaging business on December 31, 2006, the results of the Messaging business have been reclassified from continuing operations to discontinued operations for all periods presented.

(2)	Net income for the quarter ended September 30, 2006 includes an extraordinary gain of $6.9 million from the acquisition of our UK operations. See Note 3 for additional details.

(3)	Net income for the quarter ended December 31, 2007 includes an impairment of long-lived assets of $9.8 million associated with the write down of the carrying value of our U.S. intangible asset and certain U.S. distribution assets.

(4)	Net income for the quarter ended December 31, 2006 includes an adjustment to the extraordinary gain of $0.8 million associated with the acquisition of the UK operations and a gain of $6.1 million on the sale of our Messaging business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
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
As of the end of the period covered by this report, management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. In addition, Ernst & Young LLP, the Company’s independent registered public accounting firm, provided an attestation report on the Company’s internal controls over financial reporting, as stated in its report included herein.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Entertainment Distribution Company, Inc.
We have audited Entertainment Distribution Company and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Entertainment Distribution Company, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Entertainment Distribution Company, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Entertainment Distribution Company, Inc. and subsidiaries and our report dated March 11, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Indianapolis, Indiana
March 11, 2008

ITEM 9B. OTHER INFORMATION
None.
PART III
Items 10 through 14 are incorporated herein by reference to the sections captioned “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT,” “EXECUTIVE OFFICERS OF THE REGISTRANT,” “ELECTION OF DIRECTORS,” “COMMITTEES OF THE BOARD OF DIRECTORS — Audit Committee,” “CODE OF ETHICS,” “EXECUTIVE COMPENSATION,” “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “INDEPENDENT PUBLIC ACCOUNTANTS—Audit and Non-Audit Fees” in our Proxy Statement for the 2008 Annual Meeting of Stockholders.
PART IV
ITEM 15. EXHIBITS
(1) Exhibits: the exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 14, 2008.

ENTERTAINMENT DISTRIBUTION COMPANY, INC.
By /s/ Jordan M. Copland
Jordan M. Copland
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2008:

/s/ Jordan M. Copland	/s/ Clarke H. Bailey

Jordan M. Copland	Clarke H. Bailey
Interim Chief Executive Officer	Director and Chairman
And Chief Financial Officer
/s/ Ramon D. Ardizzone

Ramon D. Ardizzone
Director

/s/ Donald S. Bates

Donald S. Bates
Director

/s/ Cliff O. Bickell

Cliff O. Bickell
Director

/s/ Robert L. Chapman, Jr.

Robert L. Chapman, Jr.
Director

/s/ Peter W. Gilson

Peter W. Gilson
Director

/s/ Horace H. Sibley

Horace H. Sibley
Director

/s/ Howard W. Speaks, Jr.

Howard W. Speaks, Jr.
Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description

2.1	Asset Purchase Agreement dated May 9, 2005, by and among Entertainment Distribution Company (USA), LLC, UMG Manufacturing & Logistics, Inc. and Universal Music & Video Distribution Corp. was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.

2.2	Share Purchase Agreement dated May 9, 2005, by and among Blitz 05-107 GmbH (in future named: Entertainment Distribution GmbH), Universal Manufacturing & Logistics GmbH and Universal Music GmbH was filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

3.3	Certificate of Ownership and Merger of Entertainment Distribution Company Merger Sub, Inc. into Glenayre Technologies, Inc. dated May 10, 2007 was filed May 10, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

3.4	Certificate of Elimination which eliminated the certificate of designation with respect to the Series A Junior Participating Preferred Stock dated September 17, 2007 was filed September 18, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

10.1	Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 16, 1994 and is incorporated herein by reference. *

10.2	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference. *

10.3	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference. *

10.4	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. *

10.5	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. *

10.6	Form of Stock Option Agreement for Registrant’s 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form10-K for the year ended December 31, 2004 and is incorporated herein by reference. *

10.7	Glenayre Technologies, Inc. Incentive Plan dated March 8, 2005 was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2005 and is incorporated herein by reference. *

10.8	Credit Agreement dated May 31, 2005 among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

Exhibit
Number	Exhibit Description

10.9	Cash Collateral Agreement dated May 31, 2005 between Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.10	Limited Liability Company Agreement of Entertainment Distribution Company, LLC was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.11	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and James Caparro was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.12	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and Thomas Costabile was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.13	Letter agreement among Glenayre Electronics, Inc., James Caparro and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.14	U.S. CD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.15	U.S. HDFD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.16	Manufacturing and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.17	U.S. Distribution and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.18	Distribution and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.19	Service Contract among Glenayre Electronics, Inc., Glenayre Electronics (UK) Ltd. And Roger Morgan was filed as Exhibit 10.2 to the Registant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference. * Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.20	Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.21	Letter Agreement between Entertainment Distribution Company, LLC and John V. Madison dated December 15, 2005 was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference. *

10.22	The second Amendment to the Credit Agreement dated May 20, 2006 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated June 21, 2006 and is incorporated herein by reference.

10.23	Glenayre 1996 Incentive Stock Plan, as amended effective May 23, 2006 was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

Exhibit
Number	Exhibit Description

10.24	Share Purchase Agreement dated July 21, 2006, by and among DGMS Blackburn Holdings Limited, EDC UK Holdings Limited, Entertainment Distribution Company, LLC, Glenayre Electronics, Inc. and Rank Leisure Holdings Limited was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

10.25	Amendment dated November 6, 2006 among James Caparro, Glenayre Technologies, Inc. and Glenayre Electronics, Inc. to that certain letter agreement dated May 9, 2005 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 3, 2006 and is incorporated herein by reference. *

10.26	Asset Purchase Agreement dated December 14, 2006 by and among Glenayre Technologies, Inc., Glenayre Electronics, Inc., IP Unity Peach, Inc. and IP Unity was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 31, 2006 and is incorporated herein by reference.

10.27	The third amendment to the Credit Agreement dated May 31, 2007 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated May 31, 2007 and is incorporated herein by reference.

10.28	Mutual Separation Agreement dated November 5, 2007 by and among James Caparro, Entertainment Distribution Company, Inc., Glenayre Electronics, Inc. and Entertainment Distribution Company LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 5, 2007 and is incorporated herein by reference.

10.29	Stockholders Agreement dated November 5, 2007 among Entertainment Distribution Company Inc., Robert L. Chapman, Jr., Chap-Cap Activist Partners Master Fund, Ltd., Chap-Cap Partners II Master Fund, Ltd. and Chapman Capital L.L.C. was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 5, 2007 and is incorporated herein by reference.

10.30	Fourth Amendment to Credit Agreement dated as of December 20, 2007, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.31	Letter Agreement between Matthew K. Behrent and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.32	Amended and Restated Letter Agreement between Jordan M. Copland and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.33	Letter Agreement among Thomas Costabile, Entertainment Distribution Company, LLC and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.34	Fifth Amendment to Credit Agreement dated March 4, 2008, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated March 5, 2008 and is incorporated by reference.

21.1	Subsidiaries of the Company is filed herewith.

23.1	Consent of Ernst & Young LLP is filed herewith.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a – 14(a)/15d –14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit Description

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mutual Separation Agreement between John V. Madison and Entertainment Distribution Company, LLC effective December 1, 2007.

*	Management Contract

**	Portions of this document are confidential and have been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.