Form 10-K/A
period 2007-12-31
ENTERTAINMENT DISTRIBUTION CO INC
filed 2008-04-25
CIK 808918

UNITED STATES
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated. None.

Entertainment Distribution Company, Inc. and Subsidiaries

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Entertainment Distribution Company, Inc. for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 14, 2008 (which we refer to in this amendment as the “Original Filing”). We are filing this amendment to amend Part III of our Original Filing to include the information required by Part III of Form 10-K, which we previously indicated would be incorporated by reference from our proxy statement. In connection with the filing of this amendment and pursuant to the rules of the SEC, we are including with this amendment new certifications by our principal executive and principal financial officer. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to our Original Filing. It continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing, other than as expressly indicated in this amendment. Defined terms used in this amendment but not defined herein shall have the meaning specified for such terms in our Original Filing.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
DIRECTORS OF THE REGISTRANT
     The total number of directors on the Company’s Board of Directors is eight. Pursuant to the Company’s Certificate of Incorporation and By-Laws, the Board of Directors is divided into three classes each consisting, as nearly as may be possible, of one-third of the total number of directors, for terms of three years. Biographical information follows for each director.
CLASS I DIRECTORS SERVING UNTIL THE 2009 ANNUAL MEETING

Name	Age	Positions with Company, Business Experience and Other Directorships

Clarke H. Bailey	54	Director of the Company since December 1990; Chief Executive Officer of the Company from October 2003 to November 2006; Chairman of the Company since October 1999; Vice Chairman of the Company from November 1992 to June 1996; Chief Executive Officer of the Company from December 1990 to March 1994; Acting Chief Executive Officer of the Company from May 1994 to December 1994; Director of Iron Mountain Incorporated; Director of ACT Teleconferencing, Inc.

Donald S. Bates	79	Director of the Company since January 1997; Private consultant in the electronics and telecommunications industry since 1988; employed by General Electric Company from 1951 to 1981 holding various managerial positions in electronics, communications and computing services, retiring as Senior Vice President and Group Executive

Peter W. Gilson	68	Director of the Company since March 1997; Chairman of the Board of Directors of Swiss Army Brands, Inc. from May 1998 to August 2002; Chairman of the Executive Committee of Swiss Army Brands, Inc. from 1998 to May 2002; President, Chief Executive Officer and Director of Physician Support Systems, Inc. from 1991 to December 1997
CLASS II DIRECTORS SERVING UNTIL THE 2010 ANNUAL MEETING

Name	Age	Positions with Company, Business Experience and Other Directorships

Horace H. Sibley	68	Director of the Company since August 1997; Partner with the law firm of King and Spalding from 1973 to December 2001

Howard W. Speaks, Jr.	60	Director of the Company since May 2001; Chief Executive Officer of Rosum Corp, a maker of global positioning system products, since August 2003; President and Chief Operating Officer of Kyocera Wireless Corp., a developer and manufacturer of wireless phones and accessories, from August 2001 to August 2003; President and Chief Executive Officer of Triton Network Systems, Inc., a wireless communications equipment company, from September 1999 to August 2001; Executive Vice President and General Manager, Network Operators Group of Ericsson, Inc. from January 1999 to September 1999; Executive Vice President and General Manager, Wireless Division of Ericsson, Inc. from January 1998 to December 1999; Vice President, Western Region of Ericsson, Inc. from 1995 to 1997; Director of Triton Network System, Inc.

Name	Age	Positions with Company, Business Experience and Other Directorships
Robert L. Chapman, Jr.	41	Director of the Company since November 2007; Founder and Managing Member of Los Angeles, CA-based Chapman Capital L.L.C., an investment advisor focusing on activist and turnaround investing, since May 1996; Co-manager of the Value Group within Scudder Stevens & Clark from 1993 to 1995, which followed employment with NatWest Securities USA from 1991 to 1993, Junction Advisors from 1990 to 1991, and Goldman, Sachs & Co from 1987 to 1989. Mr. Chapman serves on the Board of Directors as a nominee of Chap-Cap Activist Partners Master Fund, Ltd., Chap-Cap Partners II Master Fund, Ltd., Chapman Capital L.L.C. and Robert L. Chapman, Jr. (collectively, the “Stockholders”) pursuant to a Stockholders Agreement discussed below.
CLASS III DIRECTORS SERVING UNTIL THE 2008 ANNUAL MEETING

Name	Age	Positions with Company, Business Experience and Other Directorships

Ramon D. Ardizzone	70	Director of the Company since November 1992; Vice Chairman of the Company since May 2001; Chairman of the Company from June 1996 to September 1999; President and Chief Executive Officer of the Company from December 1998 to June 1999; President of the Company from December 1994 to June 1996; Chief Executive Officer of the Company from May 1995 through December 1996; Acting Chief Executive Officer of the Company from December 1994 to May 1995; Chief Operating Officer of the Company from June 1994 to December 1994; Acting Chief Operating Officer of the Company from May 1994 to June 1994; Executive Vice President of the Company from November 1992 to December 1994; Executive Vice President of the Company in charge of Sales and Marketing from November 1992 to May 1994

Cliff O. Bickell	65	Director of the Company since October 2004; Acting President, Scientific Games, Inc. Printed Parts Division from January 2008; Full-time and part-time consultant to Scientific Games, Inc. from January 2007 to December 2007; President, Scientific Games, Inc. Printed Products Division from September 2000 to December 2006; Vice President, Chief Financial Officer and Treasurer of Scientific Games, Inc. from January 1995 to August 2000; Vice President, Chief Financial Officer, and Treasurer of Paragon Trade Brands, Inc. from May 1992 to January 1995
     In connection with Mr. Chapman’s appointment to the Board of Directors, the Company and the Stockholders entered into a stockholders agreement dated November 5, 2007 (the “Stockholders Agreement”). The Stockholders Agreement provides for Mr. Chapman’s appointment to the Board of Directors and obligates the Company to nominate a designee selected in accordance with the Stockholders Agreement, recommend the designee for election to the Board of Directors and solicit proxies in his/her favor, in each case, until the termination date of the Stockholders Agreement. Upon the termination of the Stockholders Agreement, the Stockholders’ designee shall resign from the Board of Directors. In addition, until the termination date of the Stockholders Agreement, the Stockholders will vote (a) in favor of director nominees recommended by the Board of Directors, (b) in accordance with the recommendation of the Board of Directors on certain stockholder proposals and (c) in their discretion with respect to all other proposals.
     The Stockholders Agreement also provides that until the termination date, the Stockholders will not, among other things, (a) solicit proxies or submit any proposal for consideration at any meeting of the stockholders of the Company, (b) engage in, or form or participate in a group which proposed to take, any of the activities prohibited by paragraphs (a) through (j) of Item 4 of Schedule 13D promulgated by the Securities and Exchange Commission, provided that the Stockholders shall not be restricted from buying or selling the Company’s voting securities as long as the aggregate beneficial ownership of the Stockholders (1) does not exceed 20% of the total outstanding voting securities of the Company and (2) is not less than 5% of the total outstanding voting securities of the Company (a “Schedule 13D Transaction”).
     The Stockholders Agreement will terminate upon the earliest to occur of one of the following: (a) the date of the annual stockholder meeting of the Company to be held during 2009; (b) if there is no longer a Chapman Designee on the Board of Directors; (c) the first date on which (i) a Stockholder engages in any of the activities prohibited by the Stockholders Agreement (following a three business day cure period), (ii) a Stockholder engages in a Schedule 13D Transaction, or (iii) the filing of certain amendments to the Schedule 13D previously filed by certain of the Stockholders; (d) if the Stockholders own less than 5% of the total outstanding voting securities of the Company or own more than 20% of the total outstanding voting securities of the Company; or (e) the first date on which (i) the Company is no longer required to file periodic reports with the Securities and Exchange Commission or (ii) any person or group of related persons (within the meaning of Section 13(d) of the Exchange Act) shall become the beneficial owner of shares representing more than 50% of the aggregate ordinary voting power represented by the Company’s issued and outstanding voting stock; provided that in the case of the termination events described in clauses (c), (d) and (e) above, termination shall occur only after an affirmative determination by the Board of Directors.
EXECUTIVE OFFICERS OF THE REGISTRANT
     Jordan M. Copland; age 46; Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since December 2006; Interim Chief Executive Officer of the Company and Chief Executive Officer of Entertainment Distribution Company, LLC, a majority owned subsidiary of the Company (“EDC”) since November 2007; Executive Vice President of Strategic Development and Chief Financial Officer of GSI Commerce, Inc. from February, 2000 to November 2006; Senior Vice President and Chief Financial Officer of Virgin Entertainment Group, Inc. from March 1999 to February 2000; various financial and executive positions within Disney Consumer Products, a division of The Walt Disney Company from October 1990 to March 1999.
     Matthew K. Behrent; age 37; Executive Vice President, Corporate Development of the Company and EDC since November 2007; Senior Vice President & Chief Acquisitions Officer of the Company from July 2005 to November 2007; Vice President of Revolution Partners from March 2004 until June 2006; Associate at Credit Suisse First Boston from June 2000 until January 2003; Associate at Cleary Gottlieb Steen & Hamilton from June 1998 until May 2000.
     Thomas Costabile; age 54; President of EDC since November 2007; Executive Vice President and Chief Operating Officer of EDC from May 2005 until November 2007; President of Warner Elektra Atlantic Manufacturing from 2002 to 2004; Senior Vice President of Operations for Sony Music from 1994 to 2002.
     Roger J. Morgan; age 43; Executive Vice President International Operations of EDC since June 2005; Head of Operations Universal Manufacturing & Logistics International from January 2005 to May 2005; Chief Financial Officer of Universal Manufacturing & Logistics International from July 1999 to December 2004.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors and officers of the Company and persons who beneficially own more than 10% of the Company’s common stock (the “Common Stock”) file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock of the Company. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.
     To the Company’s knowledge, based solely on review of the copies of such reports, and amendments thereto, furnished to the Company and written representations that no other reports were required during 2007, all reports required by Section 16(a) to be filed by its directors, officers and greater than 10% beneficial owners were filed on a timely basis, except that Mr. Ardizzone filed one late Form 4 due to an administrative error.

CODE OF ETHICS
     The Company has adopted a Code of Ethics (the “Code of Ethics”) which applies to all directors, officers and employees. A copy of the Code of Ethics is posted on the Company’s website at www.edcllc.com under the headings “Investor Center” and “Corporate Governance.” The Company intends to make any disclosures regarding amendments to, or waivers from, the Code of Ethics required under Form 8-K by posting such information on the Company’s website www.edcllc.com.
DIRECTOR NOMINATIONS BY STOCKHOLDERS
     Qualified candidates are selected for recommendation to the Board of Directors by majority vote of the Governance and Nominating Committee. The Board of Directors, taking into consideration the recommendations of the Governance and Nominating Committee, is responsible for filling vacancies and selecting nominees for election as directors at the Annual Meeting of Stockholders, with the primary emphasis on the guidelines of the Governance and Nominating Committee.
     Stockholders who wish to recommend director candidates for consideration by the Governance and Nominating Committee may do so by mailing a written recommendation to Chairman, Governance and Nominating Committee, c/o Secretary, Entertainment Distribution Company, Inc., 825 8th Avenue, 23rd floor, New York, New York 10019. Such recommendation must include the following information:
•	the name and address of the stockholder submitting the recommendation, the beneficial owner, if any, on whose behalf the recommendation is made and the director candidate,

•	the class and number of shares of stock of the Company that are owned beneficially and of record by the stockholder and, if applicable, the beneficial owner, including the holding period for such shares as of the date of the recommendation,

•	full biographical information concerning the director candidate, including a statement about the director’s qualifications,

•	all other information regarding each director candidate proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission,

•	description of all arrangements or understandings among the stockholder and the candidate and any other person or persons pursuant to which the recommendation is being made, and

•	a written consent of the candidate (1) to be named in the Company’s proxy statement and stand for election if nominated by the Board of Directors and (2) to serve if elected by the stockholders.
     Recommendations by stockholders for director candidates to be considered by the Governance and Nominating Committee must be submitted not later than the 120th calendar day before the date the Company’s proxy statement was released to stockholders in connection with the previous year’s annual meeting. The submission of a recommendation by a stockholder in compliance with these procedures will not guarantee the selection of the stockholder’s candidate or the inclusion of the candidate in the Company’s proxy statement.
     The By-Laws of the Company also provide that nominations of persons for election to the Board of Directors may be made at any Annual Meeting of Stockholders by any stockholder entitled to vote on such election. Such nominations must be submitted to the Secretary of the Company in accordance with the procedures specified in Section IX of Article II of the Company’s By-Laws as described under “PROPOSALS OF STOCKHOLDERS” below. The Company’s By-Laws require the presiding officer of the Annual Meeting of Stockholders to refuse to acknowledge the nomination of any person that is not submitted in compliance with such procedures.

AUDIT COMMITTEE
     Cliff O. Bickell, Donald S. Bates, and Horace H. Sibley currently serve on the Audit Committee of the Company’s Board of Directors, which is a separately designated standing audit committee. All of the members of the Audit Committee are independent directors within the meaning of applicable NASDAQ listing standards. The Board of Directors has determined that Mr. Bickell is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission.
     A full description of the Audit Committee’s primary responsibilities, operating principles, and relationship with the internal auditor and the independent registered public accounting firm is contained in the Audit Committee Charter, a copy of which is available on the Company’s website at www.edcllc.com under the headings “Investor Center” and “Corporate Governance.”
ITEM 11: EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     The following Compensation Discussion and Analysis reviews the Company’s and Compensation and Plan Administration Committee’s (the “Committee”) executive compensation program, policies and decisions with respect to the Company’s executive officers listed in the Summary Compensation Table below (the “named executive officers”). For fiscal year 2007, the named executive officers consisted of:
•	Jordan M. Copland, Interim Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company;

•	Thomas Costabile, President and Chief Operating Officer of EDC;

•	Matthew K. Behrent, Executive Vice President, Corporate Development of the Company;

•	Roger J. Morgan, Executive Vice President, International Operations of EDC;

•	James Caparro, Former Chief Executive Officer and President of the Company and EDC; and

•	John V. Madison, Former Executive Vice President, Business Development, Sales and Marketing of EDC.
Executive Compensation Philosophy and Objectives
     Philosophy: The Compensation philosophy of the Company is to structure the Company’s various compensation programs in a way that assists the Company in attracting and retaining a talented employee group and senior management team as well as a Board of Directors. The Company’s compensation programs must also consider the returns generated to its shareholders. The Company strives for internal compensation equity among employees and differentiates based on factors including seniority, experience, performance, and value to the Company, all within the fabric of the performance of the Company’s Common Stock and operations as a whole.
     Compensation Objectives: The Committee bases its executive compensation programs on the same objectives that guide the Company in establishing all of its compensation programs:
•	Compensation should be based on the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and stockholder returns, because such employees are more able to affect the Company’s results.

•	Compensation should reflect the value of the job in the marketplace. To attract and retain a highly skilled work force, the Company must remain competitive with the pay of other premier employers who compete with the Company for talent.

•	Compensation should reward performance. Our programs should deliver top-tier compensation given top-tier individual and Company performance; likewise, where individual performance falls short of expectations and/or Company performance lags the industry, the programs should deliver lower-tier compensation. In addition, the objectives of pay-for-performance and retention must be balanced.

•	Compensation should foster success in the relevant industry measured both in the short-term as well as the long-term. While the Company is currently focused on the manufacturing and distribution of entertainment products, previously it was involved in various aspects of the telecommunications and technology industry, and certain executives were primarily focused on the Company’s acquisition strategy. Employees at higher levels have an increasing proportion of their compensation tied to longer-term performance because they are in a position to have greater influence on longer-term results.

•	To be effective, performance-based compensation programs should enable employees to easily understand how their efforts can affect their pay, both directly through individual performance accomplishments and indirectly through contributing to the Company’s achievement of its strategic and operational goals. No matter how comprehensive a performance measure may be in theory, if in practice employees cannot easily understand how it works or how it relates to their daily jobs, it will not be an effective motivator.

•	Compensation and benefit programs should be egalitarian. While the programs and individual pay levels will always reflect differences in job responsibilities, geographies, and marketplace considerations, the overall structure of compensation and benefit programs should be broadly similar across the organization.
     Use of Market Data and Compensation Consultant: In 2006, the Company relied on outside independent consultants to collect, analyze and provide comparable market data. Other than as described below, the Company did not rely on outside independent consultants in 2007.
     In 2007, the Committee retained Greg Flores, a compensation consultant with experience in the entertainment industry, to assist it in establishing certain retention bonuses for key executive officers. See “Retention Bonuses” and “Employment and Severance Agreements” below for more detail regarding the retention bonuses. Mr. Flores reported directly to the Committee. He has performed no other work for the Company and has no relationship with any of the Company’s officers or directors. In addition, the Committee consulted informally, but without retaining, Pearl Meyer & Partners to provide input on compensation and bonus issues, as well as the technical aspects of executive pay programs. Pearl Meyer & Partners has provided compensation consulting services to the Committee in prior years.
The Committee’s Processes
     The Committee has established a number of processes to assist it in ensuring that the Company’s executive compensation programs are achieving its objectives. Among those are:
•	Assessment of Company Performance. The Committee uses Company-wide performance measures in establishing total compensation ranges. The Committee considers various measures of Company and industry performance, including earnings per share, net income, EBITDA, market capitalization and other financial measures to assess Company performance. In a period where Company performance is declining substantially, the Company-wide performance measures will typically supersede the assessment of individual performance and make it less likely that executive bonuses are paid. The size of the bonus pool is also adjusted to reflect the Company’s market performance both independently and in comparison to its peer group.

•	Assessment of Individual Performance. Individual performance has an impact on the compensation of all employees, including the named executive officers. Once the size of the bonus pool has been established, the Committee receives a performance assessment and compensation recommendation for each executive officer from the CEO. The Committee also exercises its independent judgment to determine the appropriateness of the CEO’s recommendations. The performance evaluation of the named executive officers is based on achievement of management objectives and expectations established throughout the year, including meeting or exceeding Board approved revenue and EBITDA forecasts by the executive and his or her organization, his or her contribution to the Company’s performance, and other leadership accomplishments. In addition to these financial objectives, the CEO is evaluated on integrity, leadership, judgment, vision, operational management, Board relations and external relations. The Committee determines the CEO’s bonus.

•	Total Compensation Review. The Committee annually reviews each executive officer’s base pay, bonus, and level of current equity incentives. In addition to these primary compensation elements, the Committee reviews the perquisites and other compensation and payments that would be required under various severance and change-in-control scenarios. Following the 2007 review, the Committee determined that these elements of compensation were reasonable in the aggregate, particularly given the Company’s current financial results and declining industry.
     In addition to the processes described above, the compensation of those of the Company’s executive officers who joined the Company in connection with the EDC acquisition was structured as part of the terms of the EDC acquisition through the negotiation of employment agreements and other arrangements relating to ownership of the EDC subsidiary, certain of which were revised in 2007 as further described below. While the Committee’s compensation objectives and processes were taken into account during these negotiations, the overall goals of the acquisition and post-closing integration of the EDC business with the Company’s existing operations were taken into consideration as well.
Changes relating to Executive Officers During 2007
     In November 2007, the Company announced that James Caparro, then President and Chief Executive Officer of the Company, had transitioned from the position of President and Chief Executive Officer to the newly created position of Non-Executive Chairman of EDC. Mr. Caparro continued to serve as Non-Executive Chairman of EDC for the remainder of fiscal 2007 and through March 2008. In connection with this transition, Mr. Caparro and the Company entered into a mutual separation agreement that provided for payment to Mr. Caparro of eight semi-monthly payments of $31,250, a single payment of $62,500 on or before March 15, 2008 and a lump sum payment of $687,500 in January 2008, and payment of certain accrued benefits and continued health care coverage through October 31, 2008.
     In connection with Mr. Caparro’s transition, Jordan M. Copland was appointed to the position of Interim Chief Executive Officer of the Company and Chief Executive Officer of EDC. Mr. Copland continued in his positions as Chief Financial Officer, Treasurer and Secretary of the Company as well. Thomas Costabile was promoted by the Company to the position of President of EDC, also continuing in his current position as Chief Operating Officer of EDC. Finally, Matthew K. Behrent was promoted to the position of Executive Vice President, Corporate Development. No changes were made to the terms of employment of Messrs. Copland, Costabile and Behrent in November 2007. Following these changes, in December 2007, (1) Mr. Copland’s employment agreement was amended, (2) the Company entered into an employment agreement with Mr. Behrent and (3) the Company and EDC entered into an agreement with Mr. Costabile supplementing his original employment agreement dated May 9, 2005.
     The Committee approved the employment agreement for Mr. Behrent to confirm certain terms of his continued employment, including his new title and duties, to provide for his relinquishment of any contractual right to receive stock options upon future acquisitions or dispositions, to provide certain severance and change in control protections to him consistent with terms negotiated with other executive officers and to provide for a retention bonus as described below. Taking into account the Company’s review of strategic alternatives for the EDC business in 2007 which could result in a change in control transaction, the Committee believed it appropriate to provide Mr. Behrent with full severance and change in control provisions as well as a retention bonus, to ensure that he remains with the Company through any such strategic transaction. Similarly, Mr. Copland’s agreement was amended to address certain inadvertent errors made in his original agreement in the definitional provisions, and to conform certain provisions, including those regarding termination, severance and a retention bonus, to the provisions included in Mr. Behrent’s employment agreement. Finally, the Company provided Mr. Costabile with a supplement to his original employment agreement to reflect his additional role as President of EDC and to provide him with a retention bonus.
     Effective December 1, 2007, John V. Madison and EDC entered into a mutual separation agreement which provided that Mr. Madison’s last day of employment as Executive Vice President, Business Development, Sales and Marketing of EDC was January 11, 2008. In addition, the agreement provided for a lump sum payment of $125,000 and continued health care costs through November 1, 2008.
     See “Employment and Severance Agreements” starting on page 15 for further detail regarding the terms of these agreements and the retention bonuses described below.
Retention Bonuses
     The employment agreement and amended agreements entered into with Messrs. Behrent and Copland during fiscal 2007 provide for the payment of a retention bonus to each executive if they remain with the Company through September 1, 2008 or, in the case of a change in control occurring prior to September 1, 2008, remain employed by the Company or any successor to the Company for a ninety-day period following such change in control or September 1, 2008, whichever comes first. The amended employment agreement entered into with Mr. Costabile during fiscal 2007 provides for the payment of a retention bonus if Mr. Costabile remains with the Company through November 1, 2008 or, in the case of a change in control occurring prior to November 1, 2008, remains employed by the Company or any successor to the Company for a ninety-day period following such change in control or November 1, 2008, whichever comes first. The Committee, with the assistance of Greg Flores, an outside compensation consultant, structured the retention bonuses to help ensure that these executives, who are critical to the continued operation of the Company, remain employed during the Board’s review of strategic alternatives. In order for any such effort to be successful, existing management must be actively involved in both the continued operation of the business and in the strategic alternative analysis. The retention bonus provides added incentive for these executives to stay actively involved.
Components of Executive Compensation for 2007
     For 2007, the compensation of the named executive officers contained the same primary components as were provided to other levels of management — base salary and cash bonus award potential.
     The following is a discussion of the Committee’s considerations in establishing each of the compensation components for the named executive officers in 2007.
Base Salary
     Base salary is the guaranteed element of a named executive officers’ annual cash compensation. The value of base salary reflects the named executive officers’ long-term performance, skill set and the market value of that skill set. In reviewing base salaries for 2007, the Committee considered the following factors:
•	The corporate “merit budget,” meaning the Company’s overall budget for base salary increases. No merit increases were given to the named executive officers during 2007, primarily as a result of cost containment initiatives given the Company’s financial performance for the year and the declining demand for the Company’s products.

•	Internal relativity, meaning the relative pay differences for different job levels.

•	Individual performance. Historically, base salary increases have been driven by individual performance assessments. As noted above, no individual performance increases were given to the named executive officers during 2007. Given the Company’s current financial and industry conditions, individual performance did not play as significant a role in setting compensation during fiscal 2007. However, as a result of performance assessments during fiscal 2007, Messrs. Behrent, Copland and Costabile assumed new roles and Mr. Caparro and Mr. Madison left the Company.

•	Consideration of the mix of overall compensation.
Cash Incentive Bonuses
     The Company has historically maintained a cash incentive bonus program tied to Company financial performance in order to better align employees’ performance with the Company’s performance for the current year. Cash incentive bonuses for all management employees worldwide are determined by the Committee in light of such performance. Recognizing that the Company is in a declining and challenging market, it remains management’s responsibility to help establish and meet Company goals approved by the Board. For fiscal 2007, after evaluating the declining market and overall business environment, the Committee elected not to implement the approved performance-based executive bonus plan for the year, but maintained discretion to pay bonuses for individual performance.
     At the end of fiscal 2007, the Committee reviewed the overall performance of all named executive officers and elected not to pay any cash incentive bonuses.
Equity Incentives — EDC Profits Interests
     Upon the completion of the 2005 acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group, EDC issued profits interests units to certain executives, including Messrs Caparro, Costabile, and Morgan. Half of these units are Tier 1 Profits Interests, one quarter are Tier 2 Profits Interests and one quarter are Tier 3 Profits Interests, and the total amount of all profits interests are similarly allocated among the tiers. Holders of the profits interests as a group are entitled to up to 27.56% of certain distributions made by EDC, which distributions are subject to the Board of Directors’ discretion and other conditions. The profits interests are designed to work like options, and they vest over a two-year period or upon a change in control of EDC. Employment agreements and the profits interests granted to management of EDC were negotiated as part of the negotiation of the acquisition of EDC. The profits interest structure was used instead of stock options because at the time of the acquisition, a limited liability company could not grant options without tax risks. EDC was structured as a limited liability company to maximize the utilization of the Company’s tax loss carryforwards. As such, the profits interest structure was created to incentivise management in lieu of stock options.
     As a consequence of the profit interest structure, Messrs Caparro, Costabile and Morgan have not been issued any stock options or restricted stock in the Company. See “Outstanding Equity Awards and Fiscal Year End” below for additional information regarding the EDC profits interests and units held by Messrs Caparro, Costabile and Morgan.
Equity Incentives — Stock Options
     Stock options align employee incentives with stockholders because options have value only if the stock price increases over time. The Company’s 10-year options, granted at the market price on the date of grant, help focus employees on long-term growth. In addition, options are intended to help retain key employees because they typically vest over time (usually three years) and, if not exercised, are forfeited if the employee leaves the Company. The three-year vesting also helps keep employees focused on long-term performance. The Company does not reprice options; likewise, if the stock price declines after the grant date, the Company does not replace options.
     Each year, the Committee reviews key employees’ overall compensation, including the grant of stock options. Due to the Company’s decision to explore strategic alternatives, the steep decline in the price of the Company’s Common Stock and taking into account the other retention mechanisms in place, no option grants were made to any employees, including the named executive officers, during 2007.
     Mr. Behrent was contractually entitled to grants of stock options upon certain acquisition or divestiture transactions pursuant to an agreement entered into in 2005. Mr. Bailey, the non-executive Chairman of the Board of the Company has a similar agreement in place as Mr. Behrent. Specifically, Mr. Behrent was entitled to receive options to purchase one share per $333.33 in transaction value (or the equivalent of 30,000 stock options for every $10 million of transaction value) subject to an aggregate cap of 150,000 options. Such options were granted upon disclosure of either the signing or closing of the transaction, whichever occurred first, and were priced based on the closing stock price on the trading day immediately preceding the date of such announcement, i.e., the pre-announcement price. In 2006, Mr. Behrent received options pursuant to these agreements. In 2007, in connection with the negotiation of his employment agreement, Mr. Behrent agreed to the relinquishment of the existing right to receive options upon future acquisitions or dispositions. Further, Mr. Behrent subsequently agreed to the cancellation of all outstanding stock options held by him. Mr. Copland also agreed to the cancellation of all stock options held by him in connection with the amendment of his employment agreement during 2007. The stock options cancelled had exercise prices that were significantly above the market price of the Common Stock at the time of cancellation. No separate consideration was paid for their cancellation. Cancellation allowed the Company to eliminate the compensation expense related to these options.
Employee and Post-Employment Benefits
     The Company offers core employee benefits coverage in order to:
•	provide our global workforce with a reasonable level of financial support in the event of illness or injury, and

•	enhance productivity and job satisfaction through programs that focus on work/life balance.
     The benefits available are the same for all U.S. employees and executive officers and include medical and dental coverage, short-term and long-term disability coverage (provided that certain long-term disability benefits are provided only to executive officers at the Company’s expense), and life insurance. In addition, the Company’s 401(k) Plan provides a reasonable level of retirement income reflecting employees’ careers with the Company. All U.S. employees, including executive officers, are eligible to participate in these plans. The cost of both employee and post-employment benefits is partially borne by the employee, including each executive officer.
Deferred Compensation Program
     The Company maintains a deferred compensation plan pursuant to which certain employees may defer receipt of part or all of their cash compensation. The program allows eligible employees to save for retirement in a tax-effective way at minimal cost to the Company. None of the named executive officers deferred any portion of their salary under the deferred compensation plan in 2007.
Severance Benefits
     Severance benefits are provided from time to time to executive officers as a result of negotiations of their employment agreements. The Committee does not have a standard program applicable to all executives, but has negotiated severance or other enhanced benefits for named executive officers upon termination of their employment without cause, for good reason, or due to termination for a period of time subsequent to a change in control. Such arrangements are negotiated from time to time in an effort to provide appropriate incentives to executives joining the Company and are negotiated based on the Committee’s understanding of standard market practice in the entertainment or distribution industry, or, for prior arrangements, other relevant industries and terms available to other executives of the Company. Further, with respect to payments due to termination subsequent to a change in control, the Committee believes such arrangements are appropriate in that they protect income for executives who would likely be involved in due diligence decisions regarding and/or successful implementation of merger and acquisition activity and who are at risk for job loss if a takeover occurs. The Board of Directors believes that it is in the best interest of the Company and its stockholders to maintain such agreements in order for the Board to be able to receive and rely upon the executive’s advice and counsel as to the best interests of the Company and its stockholders without concern that the executive might be distracted or influenced by the personal uncertainties and risks created by merger and/or acquisition proposals or threats. The terms of these arrangements were approved by the Board of Directors as reasonable termination compensation for the named executive officers in order to encourage management to remain with the Company and to continue to devote full attention to the Company’s business during any potential change in control activity. In addition, severance agreements for Mr. Caparro and Mr. Costabile were negotiated as part of the negotiation of the acquisition of EDC.
     Upon Mr. Caparro’s transition from his positions of Chief Executive Officer and President of the Company, the Company entered into a mutual separation agreement with him providing for the payment to Mr. Caparro of eight semi-monthly payments of $31,250, a single payment of $62,500 on or before March 15, 2008 and a lump sum payment of $687,500 in January 2008, and payment of certain accrued benefits and continued health care coverage. The mutual separation agreement with respect to Mr. Madison’s termination of employment provided for a lump sum payment of $125,000 and continued health care coverage. These mutual separation agreements replaced the provisions of these named executive officers’ original employment agreements that provided for payments upon termination.
     See “Employment and Severance Agreements” below for a detailed description of these negotiated severance benefits and separation payments.
Accounting and Tax Considerations
     In connection with the negotiation of compensation arrangements and the structuring of the Company’s compensation packages, the Committee takes into account the accounting and tax impact to the Company of the various structures under consideration. The Committee also considers the application of the Internal Revenue Code’s disallowance of corporate deductions for annual compensation in excess of $1 million paid to certain executive officers of publicly held corporations, i.e. Section 162(m), when structuring compensation levels and forms of compensation. While this cap would be applicable to the Company’s named executive officers, their nonexempt compensation levels for 2007 were below this cap. When appropriate, the Committee intends to use performance based compensation within the meaning of 162(m) to avoid any limit on deductibility.
     Section 409A of the Internal Revenue Code is a relatively new federal tax provision. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A, and such benefits do not comply with Section 409A, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and a 20% penalty tax pursuant to Section 409A. The Internal Revenue Service has extended the transition relief period for amending plans to comply with Section 409A through December 31, 2008. The Company is continuing to evaluate the impact of Section 409A on its various compensation and benefits plans, programs and arrangements. It will modify them as a result of that evaluation to the extent necessary to comply with Section 409A. All compensation agreements entered into or modified during 2007 were structured to comply with Section 409A.
Compensation Committee Report
     The Compensation and Plan Administration Committee (“we” or “the committee”) evaluates and establishes compensation for executive officers and oversees the deferred compensation plan, the Company’s stock plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for the Company’s financial statements and reporting process, including the disclosure of executive compensation. With this in mind, we have reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A and are satisfied that it fairly and completely represents the philosophy, intent, and actions of the committee with regard to the named executive officers. We recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the Securities and Exchange Commission.

Compensation and Plan Administration Committee
Howard W. Speaks, Jr. (Chairman) Donald S. Bates Robert L. Chapman, Jr. Peter W. Gilson

Compensation Committee Interlocks and Insider Participation
     No member of the Compensation and Plan Administration Committee has ever been an officer or employee of the Company. During 2007, no executive officer of the Company served as a director or member of the compensation committee (or other committee performing similar functions) of any other entity of which a member of the Board of Directors of the Company was an executive officer. During 2007, no director or member of the Compensation and Plan Administration Committee served as an executive officer of any other entity of which an executive officer of the Company served as a member the Board of Directors or compensation committee.
Summary Compensation Table

					Non-Equity
		Salary	Bonus	Option	Incentive Plan	All Other		Total
Name and Principal Position	Year	($)	($)	Awards ($) (4)	Compensation ($) (5)	Compensation ($)		($)
James Caparro (1)	2007	750,022	—	—	—	75,180	(7)	825,202
Former Chief Executive Officer	2006	750,022	—	—	—	318,147	(7)(8)	1,068,169
Jordan M. Copland (1)	2007	325,000	—	—	—	17,400	(9)	342,400
Interim Chief Executive Officer and Chief Financial Officer	2006	12,500	—	859,950	—	—		872,450
Thomas Costabile	2007	450,008	—	—	—	57,398	(7)	507,406
President and Chief Operating Officer of EDC	2006	450,008	—	—	—	153,147	(10)	603,155
Matthew K. Behrent	2007	260,000	—	—	—	9,365	(11)	269,365
Executive Vice President, Corporate Development	2006	234,615	20,000 (6)	443,938	—			698,553
Roger J. Morgan (2)	2007	299,595	—	—	—	90,594	(12)	390,189
Executive Vice President International Operations of EDC	2006	293,865	—	—	225,000	112,940	(13)	631,805
John V. Madison (3)	2007	400,000	—	—	—	18,711	(14)	418,700
Former Executive Vice President, Business Development, Sales and Marketing of EDC	2006	392,308	—	—	—	18,079	(14)	410,387

(1)	Mr. Caparro served as the Company’s Chief Executive Officer until November 2007 when Mr. Copland was named interim Chief Executive Officer.

(2)	Mr. Morgan is based in the United Kingdom and is paid in pounds sterling. Mr. Morgan’s compensation is reported in U.S. dollars based upon the prevailing exchange rate from pounds sterling to U.S. dollars on December 31, 2007 of $1.9973 per pound.

(3)	Mr. Madison’s position was terminated pursuant to the Mutual Separation Agreement effective December 1, 2007 and his last day of employment was January 11, 2008.

(4)	Amounts in this column reflect the aggregate grant date fair value of the options computed in accordance with SFAS 123R. See Note 17 of the Company’s financial statements for year ended December 31, 2007 for a discussion of the assumptions underlying the valuation of equity awards.

(5)	As discussed in “Cash Incentive Bonuses” in the Compensation Discussion and Analysis, the amounts in this column reflect the cash bonus awards earned by the named executive officers under the annual cash bonus program in respect of their performance in 2006. No cash bonuses were awarded under the cash bonus program in 2007.

(6)	Mr. Behrent received a $20,000 discretionary bonus for his efforts in connection with the sale of the Company’s messaging business.

(7)	Consists of payments for a car allowance, social club fees, matching contributions paid to a defined contribution plan, disability and life insurance premiums, for 2006 for Mr. Caparro also includes $48,754 for relocation costs, and for 2007 for Mr. Costabile also includes $20,015 for the reimbursement of taxes owed by Mr. Costabile as a result of a 2005 distribution with respect to the Class B Units of EDC owned by Mr. Costabile.

(8)	In accordance with the EDC LLC Agreement, also includes $41,118 for the reimbursement of taxes owed by Mr. Caparro as a result of a 2005 distribution with respect to the Class B Units of EDC owned by Mr. Caparro. Also includes $237,125 for additional profits interests granted to Mr. Caparro as a result of anti-dilution provisions in the EDC LLC Agreement triggered by EDC’s acquisition of the shares of Deluxe Global Media Services Blackburn Limited in July 2006. The value of additional profits interests is based on the valuation prepared in connection with the May 2005 acquisition of EDC.

(9)	Consists of payments for a car allowance and matching contributions paid to a defined contribution plan.

(10)	Represents $153,147 for additional profits interests granted to Mr. Costabile as a result of anti-dilution provisions in the EDC LLC Agreement triggered by EDC’s acquisition of the shares of Deluxe Global Media Services Blackburn Limited in July 2006. The value of additional profits interests is based on the valuation prepared in connection with the May 2005 acquisition of EDC.

(11)	Consists of payments for a car allowance, matching contributions paid to a defined contribution plan, and disability and life insurance premiums.

(12)	Consists of payments for a car allowance, social club dues and also includes a $59,190 contribution made to Mr. Morgan’s personal retirement plan.

(13)	Consists of payments for a car allowance, social club fees and also includes a $59,124 contribution made to Mr. Morgan’s personal retirement plan and includes a $20,000 discretionary bonus for his efforts in connection with the integration of Deluxe Global Media Services Blackburn Limited.

(14)	Consists of payments for a car allowance and FICA/Medicare expense.
GRANTS OF PLAN-BASED AWARDS

All other
					option	Exercise
		Estimated Future Payouts Under			awards;	or base	Closing
		Non-Equity Incentive Plan Awards			number of	price of	Price on
		(1)			securities	option	Date of
	Grant	Threshold	Target	Maximum	underlying	awards	Grant
Name	Date	($)	($)	($)	options (#)	($/Sh)	($/Sh)
James Caparro	N/A	—	—	—	—	—	—
Jordan M. Copland	N/A	—	—	—	—	—	—
Thomas Costabile	N/A	—	450,000	900,000	—	—	—
Matthew K. Behrent	N/A	—	—	—	—	—	—
Roger J. Morgan (2)	N/A	—	299,595	599,190	—	—	—
John V. Madison	N/A	—	—	—	—	—	—

(1)	These columns show the range of bonus payouts targeted for 2007 performance under the employment agreements negotiated with the executives during the EDC acquisition. The potential bonus payments are performance driven and therefore completely at risk. No bonuses were earned for fiscal 2007 pursuant to these agreements. In addition, there was no performance-based executive bonus plan in effect for fiscal 2007 with respect to the other named executive officers.

(2)	Mr. Morgan is based in the United Kingdom and is paid in pounds sterling. The estimates of Mr. Morgan’s estimated future payouts under non-equity incentive plan awards is reported in U.S. dollars based upon the prevailing exchange rate from pounds sterling to U.S. dollars on December 31, 2007 of $1.9973 per pound.
Outstanding Equity Awards at Fiscal Year-End
     None of the named executive officers held any outstanding equity awards relating to the securities of the Company at the end of fiscal 2007. In 2007, Mr. Copland and Mr. Behrent agreed to the cancellation of all outstanding stock options held by each of them. The stock options cancelled had exercise prices that were significantly above the market price of the Common Stock at the time of cancellation. No separate consideration was paid for their cancellation. Cancellation allowed the Company to eliminate the compensation expense related to these options.

     Mr. Caparro holds 5,971 units of profits interests, all of which are fully vested, in the Company’s subsidiary EDC, which represent 36.28% of the total profits interests in EDC. These profits interests were awarded to him as compensation in a prior fiscal year. Mr. Caparro also owns 521 Class B Units of EDC, which were purchased by Mr. Caparro in connection with the EDC acquisition in May 2005 and EDC’s acquisition of Deluxe Global Media Services Blackburn Limited in July 2006. Mr. Costabile holds 2,985 units of profits interests, all of which are fully vested, in the Company’s subsidiary EDC, which represent 18.14% of the total profits interests in EDC. These profits interests were awarded to him as compensation in a prior fiscal year. Mr. Costabile also owns 350 Class B Units of EDC, which were purchased by Mr. Costabile in connection with the EDC acquisition in May 2005. Mr. Morgan holds 375 units of profits interests, all of which are fully vested, in the Company’s subsidiary EDC, which represent 2.28% of the total profits interests in EDC. These profits interests were awarded to him as compensation in a prior fiscal year. Refer to “Equity Incentives — EDC Profits Interests” in the Compensation Discussion and Analysis for additional information about the profits interests and Class B Units.
Option Exercises and Stock Vested
     No stock options were exercised by the named executive officers during fiscal 2007 and no shares of restricted stock vested with respect to any named executive officers during fiscal 2007.
Non-Qualified Deferred Compensation
     None of the named executive officers deferred any portion of their salary under the Non-Qualified Deferred Compensation Plan in 2007.
Employment and Severance Agreements
     Caparro Separation Agreement. On November 5, 2007, the Company and Mr. Caparro entered into a mutual separation agreement (the “Separation Agreement”). The Separation Agreement provided for Mr. Caparro’s transition from the position of Chief Executive Officer of the Company to a newly created position of Non-Executive Chairman of EDC, to serve in such position through March 2008. Mr. Caparro’s last day of employment as President and Chief Executive Officer of the Company and EDC was November 5, 2007. In his role as Non-Executive Chairman of EDC, Mr. Caparro helped manage the transition process, played an active advisory role in the management of customer relationships and assisted in the evaluation of strategic alternatives for EDC.
     Under the Separation Agreement, Mr. Caparro received (a) eight semi-monthly payments of salary of $31,250 commencing in November 2007, (b) a single payment of $62,500 on or before March 15, 2008 and (c) a lump sum payment of $687,500 in January 2008 (collectively, the “Installment Payments”). Mr. Caparro is entitled to receive all accrued and vested benefits owed to him under the Company’s 401(k) and deferred compensation plans in accordance with such plans. Mr. Caparro and any of his dependent family members currently participating in the Company’s health and welfare plan or other health insurance program (the “Health Insurance Program”) are entitled to continue to participate in the Health Insurance Program at the Company’s expense until October 31, 2008, or in the alternative, the Company will pay the cost of continued participation pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 through such date.
     The Separation Agreement superseded the terms of Mr. Caparro’s Employment Agreement, entered into on May 9, 2005, other than provisions relating to confidential information, non-competition and non-solicitation and ownership of intellectual property. Under Mr. Caparro’s employment agreement, which was in effect during much of fiscal 2007, Mr. Caparro received an annual base salary of $750,000 and up to $20,000 per year for social club fees. The Separation Agreement did not modify or alter any agreements relating to Mr. Caparro’s ownership of profits interest or units of EDC.
     Copland Employment Agreement. The Company is party to an employment agreement with Mr. Copland, dated December 18, 2006 and amended on December 27, 2007 (as amended, the “Copland Agreement”), which specifies the terms under which Mr. Copland serves as Executive Vice President and Chief Financial Officer of the Company. Mr. Copland also currently serves as Interim Chief Executive Officer, Treasurer and Secretary of the Company. Under the Copland Agreement, Mr. Copland’s annual base salary is $325,000, which is subject to annual review. The Copland Agreement provides for a monthly car allowance of $700. In addition, the Copland Agreement provides for a “retention bonus” in an amount equal to Mr. Copland’s base salary, payable in a lump sum, if he remains employed by the Company through September 1, 2008 or, if a change in control occurs prior to September 1, 2008, and he remains employed by the Company or any successor to the Company following the change in control through the 90-day anniversary of such change in control.
     In the event that Mr. Copland’s employment is terminated by the Company without cause or by Mr. Copland with good reason, Mr. Copland is entitled to receive: (i) a lump sum severance payment equal to his then current base salary, unless termination has occurred for good reason as a result of the sale of the assets or equity of EDC and he has received a “retention bonus”, (ii) his accrued but unpaid base salary, (iii) his accrued but unpaid vacation pay, (iv) if he was employed with the Company for at least six months of the bonus year and then participating in the annual bonus plan, a pro-rated annual bonus, payable in accordance with the Company’s normal practices at the end of such bonus year, (v) any other compensation payments or benefits which have accrued and are payable, and (vi) medical and dental coverage for Mr. Copland and his dependents for 12 months.
     If Mr. Copland’s employment is terminated within three years after a change in control of the Company (see below for definition of change in control), for any reason other than for cause, Mr. Copland is entitled to receive: (i) a lump sum severance payment equal to 250% of his base salary at the time of termination (or if greater, his base salary prior to the change in control), provided that, if Mr. Copland has received a “retention bonus” payment in the calendar year in which such severance benefit becomes payable, the amount of the severance benefit will be reduced by the amount of such “retention bonus” and if the termination constitutes resignation for good reason as a result of the sale of the assets or equity of EDC, the severance payment will be equal to 100% of Mr. Copland’s base salary, (ii) his accrued but unpaid base salary, (iii) his accrued but unpaid vacation pay, (iv) if he was employed with the Company for at least six months of the bonus year and he is then participating in the Company’s annual bonus plan, a pro-rated annual bonus, payable in accordance with the Company’s normal practices at the end of such bonus year, (v) any other compensation payments or benefits which have accrued and are payable and (vi) medical and dental coverage for Mr. Copland and his dependents for 12 months.
     The following table provides the estimated value of the benefits that Mr. Copland would have received had his employment been terminated on the last business day of 2007 under the scenarios described below or had a change in control of either the Company or EDC occurred on the last business day of 2007. The table does not include benefits that are generally available to all salaried employees.

			Termination	Change	Change in
	Termination	Resignation	Following a	in	Control of
	by the	For Good	Change in	Control	the
	Company Not	Reason	Control	of EDC	Company	Disability	Death
Benefits and Payments upon Termination	For Cause ($)	($)	($)	($)	($)	($)	($)

Compensation:
Salary	325,000 (1)	325,000 (1)	812,500 (1)	—	—	—	—
Cash bonus	—	—	—	—	—	—	—
Stock options	—	—	—	—	—	—	—
Profits interests in EDC	—	—	—	—	—	—	—

Benefits and Perquisites:
Contribution to personal retirement plan	—	—	—	—	—	—	—
Healthcare benefits	19,005	19,005	19,005	—	—	—	—
Reimbursement of social club fees	—	—	—	—	—	—	—
Car allowance	—	—	—	—	—	—	—

Total	344,005	344,005	831,505	—	—	—	—

(1)	Payable in a lump sum.

     Costabile Employment Agreement. On May 9, 2005, the Company and Mr. Costabile entered into an employment agreement, which was supplemented by a letter agreement dated December 27, 2007 (as supplemented, the “Costabile Agreement”). The Costabile Agreement specifies the terms under which Mr. Costabile serves as President and Chief Operating Officer of EDC. The Costabile Agreement sets Mr. Costabile’s annual base salary as $450,000, subject to annual review, and provides that he is entitled to receive up to $10,000 per year for social club fees. He is also eligible to participate in the Executive Bonus Plan for EDC pursuant to which Mr. Costabile may earn a bonus of up to 100% of his base salary if EDC performs at 100% of the target established by EDC’s Board. Pursuant to the Costabile Employment Agreement, Mr. Costabile was paid a $200,000 signing bonus, the after-tax proceeds of which he used to purchase Class B Units of EDC during 2005. In addition, under the Costabile Agreement Mr. Costabile was required to invest an additional $200,000 to purchase Class B Units of EDC, which he purchased during 2005. The Costabile Agreement also provides for the payment to Mr. Costabile of a “retention bonus” of $100,000, payable in a lump sum if he remains employed by EDC through November 1, 2008, or, if a change in control as defined in the Costabile Supplement occurs prior to November 1, 2008 (see below for definition of change in control), he remains employed by EDC or any successor to EDC following such change in control through the 90-day anniversary of such change in control.
     Under the Costabile Agreement, Mr. Costabile received profits interests in EDC, which represent the right to receive EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. One-third of the profits interests vested during each of 2005, 2006 and 2007.
     If Mr. Costabile’s employment is terminated by the Company without cause or by Mr. Costabile for good reason, Mr. Costabile is entitled to receive (i) an amount equal to twice his base salary at the time of termination plus the amount of his bonus under the Executive Bonus Plan for the prior fiscal year, payable in 24 equal monthly installments, and (ii) continued medical benefits for Mr. Costabile and his dependents for a period of 12 months following termination.
     The following table provides the estimated value of the benefits that Mr. Costabile would have received had his employment been terminated on the last business day of 2007 under the scenarios described below or had a change in control of either the Company or EDC occurred on the last business day of 2007. The table does not include benefits that are generally available to all salaried employees.

			Termination	Change	Change in
	Termination	Resignation	Following a	in	Control of
	by the	For Good	Change in	Control	the
	Company Not	Reason	Control	of EDC	Company	Disability	Death
Benefits and Payments upon Termination	For Cause ($)	($)	($)(1)	($)	($)	($)	($)

Compensation:
Salary	900,000 (2)	900,000 (2)	—	—	—	—	—
Cash bonus	—	—	—	—	—	—	—
Stock options	—	—	—	—	—	—	—
Profits interests in EDC	—	—	—	—	—	—	—

Benefits and Perquisites:
Contribution to personal retirement plan	—	—	—	—	—	—	—
Healthcare benefits	14,227	14,227	—	—	—	—	—
Reimbursement of social club fees	—	—	—	—	—	—	—
Car allowance	—	—	—	—	—	—	—

Total	914,227	914,227	—	—	—	—	—

(1)	A change in control of the Company does not entitle Mr. Costabile to any additional benefits upon the termination of his employment. After a change in control of the Company, Mr. Costabile will continue to be eligible to receive the termination benefits set forth elsewhere in this table.

(2)	Payable in 24 equal monthly installments.
     Behrent Employment Agreement. On December 27, 2007, the Company and Mr. Behrent entered into a letter agreement (the “Behrent Agreement”) providing the terms and conditions of his continued employment as Executive Vice President, Corporate Development of the Company. The Behrent Agreement replaced the Severance Agreement entered into between Mr. Behrent and the Company on August 26, 2005. Under the Behrent Agreement, Mr. Behrent’s annual base salary is $260,000, which is subject to annual review. The Behrent Agreement provides for a monthly car allowance of $700. In addition, the Behrent Agreement provides for a “retention bonus” in amount equal to his base salary payable in a lump sum if he remains employed by the Company through September 1, 2008 or, in the event a change in control occurs prior to September 1, 2008, he remains employed by the Company or any successor to the Company following the change in control, through the ninety day anniversary of the change in control.
     In the event that Mr. Behrent’s employment is terminated by the Company without cause or by Mr. Behrent with good reason, Mr. Behrent is entitled to receive: (i) a lump sum severance payment equal to his then current base salary, (ii) his accrued but unpaid base salary, (iii) his accrued but unpaid vacation pay, (iv) if he was employed with the Company for at least six months of the bonus year and then participating in the annual bonus plan, a pro-rated annual bonus, payable in accordance with the Company’s normal practices at the end of such bonus year, (v) any other compensation payments or benefits which have accrued and are payable, and (vi) medical and dental coverage for Mr. Behrent and his dependents for 12 months.
     If Mr. Behrent’s employment is terminated within three years after a change in control of the Company (see below for definition of change in control), for any reason other than for cause, Mr. Behrent is entitled to receive: (i) a lump sum severance payment equal to 250% of his base salary at the time of termination (or if greater, his base salary prior to the change in control), provided that, if Mr. Behrent has received a “retention bonus” payment in the calendar year in which such severance benefit becomes payable, the amount of the severance benefit will be reduced by the amount of such “retention bonus”, (ii) his accrued but unpaid base salary, (iii) his accrued but unpaid vacation pay, (iv) if he was employed with the Company for at least six months of the bonus year and he is then participating in the Company’s annual bonus plan, a pro-rated annual bonus, payable in accordance with the Company’s normal practices at the end of such bonus year, (v) any other compensation payments or benefits which have accrued and are payable and (vi) medical and dental coverage for Mr. Behrent and his dependents for 12 months.
     The following table provides the estimated value of the benefits that Mr. Behrent would have received had his employment been terminated on the last business day of 2007 under the scenarios described below or had a change in control of either the Company or EDC occurred on the last business day of 2007. The table does not include benefits that are generally available to all salaried employees.

	Termination by		Termination	Change	Change in
Benefits and	the Company Not	Resignation For	Following a Change	in Control	Control of
Payments upon	For Cause	Good Reason	in Control	of EDC	the Company	Disability	Death
Termination	($)	($)	($)	($)	($)	($)	($)

Compensation:
Salary	260,000 (1)	260,000 (1)	650,000 (1)	—	—	—	—
Cash bonus	—	—	—	—	—	—	—
Stock options	—	—	—	—	—	—	—
Profits interests in EDC	—	—	—	—	—	—	—

Benefits and Perquisites:
Contribution to personal retirement plan	—	—	—	—	—	—	—
Healthcare benefits	260	260	260	—	—	—	—
Reimbursement of social club fees	—	—	—	—	—	—	—
Car allowance	—	—	—	—	—	—	—

Total	260,260	260,260	650,260	—	—	—	—

(1)	Payable in a lump sum.
     Morgan Service Agreement. On July 19, 2005, the Company and Mr. Morgan entered into a service agreement (the “Morgan Agreement”) which specifies the terms under which Mr. Morgan serves as Executive Vice President International Operations of Glenayre Electronics (UK) Ltd (“Glenayre (UK)”). The Company guarantees all of Glenayre (UK)’s obligations to Mr. Morgan under the Morgan Agreement. The Morgan Agreement sets Mr. Morgan’s annual base salary at £150,000 per year ($299,595 at an exchange rate of 1.9973 as of December 31, 2007). Glenayre (UK) also makes annual contributions equal to 20% of Mr. Morgan’s base salary to Mr. Morgan’s personal retirement plan. Under the Morgan Agreement, Mr. Morgan is also eligible to participate in the Executive Bonus Plan pursuant to which Mr. Morgan may earn a bonus of up to 100% of his base salary. Mr. Morgan may elect to have all or a portion of any bonuses paid into his personal retirement plan, in which case Glenayre (UK) will match 12% of the bonus Mr. Morgan allocates to his personal retirement account.
     Under the Morgan Agreement, Mr. Morgan is also reimbursed for 100% of the cost he incurs to maintain a medical insurance policy, and he also receives a £5,000 per year allowance for social club fees and a £15,000 per year car allowance. In addition, Mr. Morgan is the beneficiary of the following insurance policies, the premiums on which are paid by Glenayre (UK): (i) a £600,000 ($1,198,380 at an exchange rate of 1.9973 as of December 31, 2007) group life insurance policy, (ii) a group income protection policy covering 60% of Mr. Morgan’s base salary (during the period Mr. Morgan receives payments under this policy, Glenayre (UK) will continue to contribute an amount equal 20% of Mr. Morgan’s base salary to his personal retirement plan), (iii) personal accident coverage equal to two times his base salary and (iv) business travel insurance.
     Under the Morgan Agreement, Mr. Morgan received profits interests in EDC, which represent the right to receive EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. One-third of the profits interests vested during each of 2005, 2006, and 2007.
     If Glenayre (UK) terminates Mr. Morgan’s employment without giving Mr. Morgan 12-months notice (other than termination for gross misconduct) or Mr. Morgan resigns under circumstances that amount to constructive dismissal, then Mr. Morgan is entitled to receive (i) any accrued and unpaid salary, bonus and vacation and (ii) a lump sum payment equal to 95% of the salary and benefits he would have received during the 12-month notice period. The Company may opt to continue providing Mr. Morgan with benefits during the 12-month period in lieu of making a cash payment to him for such benefits.

     The following table provides the estimated value of the benefits that Mr. Morgan would have received had his employment been terminated on the last business day of 2007 under the scenarios described below or had a change in control of either the Company or EDC occurred on the last business day of 2007. Because Mr. Morgan is based in the United Kingdom and is paid in pounds sterling, the amounts in the table are based upon the prevailing exchange rate from pounds sterling to U.S. dollars on December 31, 2007 of $1.9973 per pound. Furthermore, the table does not include benefits that are generally available to all salaried employees.

		Resignation as a
		Result of
	Termination	Constructive	Termination
	by the	Dismissal or upon	Following		Change in
Benefits and	Company Not For	Less Than 12-Months	a Change	Change	Control
Payments upon	Cause	Notice	in Control	in Control	of the	Disability	Death
Termination	($)(1)	($)	($)(2)	of EDC ($)	Company	($)	($)

Compensation:
Salary	—	284,615 (3)	—	—	—	—	1,198,380 (4)
Cash bonus	—	—
Stock options	—	—	—	—	—	—	—
Profits interests in EDC	—	—	—	—	—	—	—
Benefits and Perquisites:
Contribution to personal retirement plan	—	56,923	—	—	—	—	59,919
Healthcare benefits	—	2,336 (5)	—	—	—	—	—
Reimbursement of social club fees	—	1,372 (5)	—			—	—
Car allowance	—	28,462 (5)	—	—	—	—	—

Total	—	373,708	—	—	—	—	1,258,299

(1)	This column contains amounts due to Mr. Morgan if his employment is terminated by Glenayre (UK) providing Mr. Morgan with 12-months notice of his termination.

(2)	A change in control of the Company does not entitle Mr. Morgan to any additional benefits upon the termination of his employment. After a change in control of the Company, Mr. Morgan will continue to be eligible to receive the termination benefits set forth elsewhere in this table.

(3)	Payable as a lump sum.

(4)	Payable in a lump sum pursuant to life insurance maintained by the Company. Under a separate accident insurance policy maintained by the Company, Mr. Morgan would be entitled to receive up to $391,820 in payments if he was unable to work as the result of injuries sustained in an accident. Payments under the accident policy are in lieu of payments under the disability insurance policy.

(5)	These amounts assume that Glenayre (UK) opts to continue paying for these benefits for 12-months rather that paying Mr. Morgan 95% of the cost of the benefits.
     Madison Separation Agreement. Effective December 1, 2007, EDC and Mr. Madison entered into a mutual separation agreement (the “Madison Separation Agreement”). The Madison Separation Agreement provided that Mr. Madison’s last day of employment with EDC was January 11, 2008 (the “Separation Date”).
     Under the Separation Agreement, Mr. Madison received his current salary, benefits, and all other elements of his current compensation through the Separation Date and a single payment of $125,000. Mr. Madison is entitled to receive all accrued and vested benefits owed to him under the Company’s 401(k) and deferred compensation plans in accordance with such plans through the Separation Date. Mr. Madison and any of his dependent family members currently participating in the Company’s health and welfare plan or other health insurance program (the “Health Insurance Program”) are entitled to continue to participate in the Health Insurance Program at the Company’s expense until November 1, 2008, or in the alternative, the Company will pay the cost of continued participation pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 through such date.

     The Separation Agreement superseded the terms of Mr. Madison’s Employment Agreement, entered into on December 15, 2005, other than provisions relating to confidential information, non-competition and non-solicitation and ownership of intellectual property.
     Under Mr. Madison’s employment agreement, which was in effect during fiscal 2007, Mr. Madison received an annual base salary of $400,000.
     Change in Control Definitions. For purposes of the Copland and Behrent Agreements and for purposes of Mr. Costabile’s “retention bonus”, a change in control is defined as (a) the acquisition of 25% or more of the Common Stock by any person (as defined in Federal securities laws); (b) the consummation of a merger, consolidation, share exchange or similar transaction of the Company with any other corporation, entity or group, as a result of which the holders of the voting capital stock of the Company immediately prior to such merger, consolidation, share exchange or similar transaction, as a group, would receive less than 50% of the voting capital stock of the surviving or resulting corporation; (c) the consummation of an agreement providing for the sale or transfer (other than as security for obligations of the Company) of substantially all the operating assets of the Company; (d) individuals who, as of the date of the agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board or pursuant to a negotiated settlement with any such person to avoid the threat of any such contest or solicitation.
DIRECTOR COMPENSATION
     The following table provides the compensation earned by the Company’s non-employee directors during the year ended December 31, 2007. Clarke H. Bailey, the non-executive Chairman of the Board of the Company, is not included in the Director Compensation table because he is an employee of the Company. He does not receive compensation under the non-employee director compensation plan described below. However, in his position as non-executive Chairman of the Company he received a salary of $320,000 during fiscal year 2007 and received other compensation of $9,000 comprised of matching contributions paid to a defined contribution plan.

	Fees Earned	Stock Awards	Option Awards	Total
Name	($)(1)	($)(2)	($)(3)	($)
Ramon D. Ardizzone	36,990	18,000	—	54,990
Donald S. Bates	45,000	18,000	—	63,000
Cliff O. Bickell	46,880	18,000	22,200	87,080
Robert L. Chapman, Jr.(4)	4,600	—	14,700	19,300
Peter W. Gilson	44,080	18,000	—	62,080
John J. Hurley (5)	26,500	18,000	—	44,500
Horace H. Sibley	39,580	18,000	—	57,580
Howard W. Speaks, Jr.	39,000	18,000	40,800	97,800

(1)	For 2007 non-employee directors earned the following fees: an annual fee of $20,000 plus $1,500 for attendance at in-person meetings and $500 for attendance at meetings via telephonic conference call; an annual fee of $4,000 for Executive Committee participation; an annual fee of $8,000 for Audit Committee participation; an annual fee of $5,000 for Compensation and Plan Administration Committee participation; an annual fee of $3,000 for Governance and Nominating Committee participation; $500 for attendance at meetings of the Special Litigation Committee; an annual fee of $8,000 for the Audit Committee and Executive Committee chair positions, $5,000 for the Compensation and Plan Administration Committee chair position and $3,000 for the Governance and Nominating Committee chair position; and an annual fee of $4,000 for service as the lead independent director. Annual fees are paid ratably on a quarterly basis. Meeting fees are also paid on a quarterly basis.

(2)	At the 2007 Annual Meeting of Stockholders, each director in the table above, except Robert L. Chapman, Jr., received a number of restricted stock units equal to $18,000 divided by $2.03, the fair market value of the Common Stock on the last trading day immediately preceding the 2007 Annual Meeting of Stockholders. The table above reflects the aggregate grant date fair value of the restricted stock units computed in accordance with Statement of Financial Accounting Standards No. 123R, “Share-based Payments” (“SFAS 123R”). See Note 17 of the Company’s financial statements for year ended December 31, 2007 for a discussion of the assumptions underlying the valuation of equity awards. At the end of 2007, the aggregate number of outstanding restricted stock units held by each director in the table above was: Mr. Ardizzone 10,546, Mr. Bates 10,546, Mr. Bickell 10,240, Mr. Chapman 0, Mr. Gilson 10,546, Mr. Hurley 10,546, Mr. Sibley 10,546 and Mr. Speaks 10,546.

(3)	In accordance with resolutions passed by the Board, each non-employee director receives automatic formula-based awards of stock options to purchase 30,000 shares of the Common Stock upon initial appointment to the Board of Directors and on each third anniversary thereof. During 2007, Messrs. Speaks and Bickell each received three year anniversary grants of stock options to purchase 30,000 shares of the Common Stock on May 17, 2007 and October 18, 2007, respectively. On December 10, 2007, Mr. Robert L. Chapman, Jr. received a grant of stock options to purchase 30,000 shares of the Common Stock in connection with his initial appointment to the Board of Directors. On May 17, 2007, October 18, 2007 and December 10, 2007, the Company’s stock price was $2.00, $0.80 and $0.72, respectively. All Director stock options grants during 2007 were made pursuant to the Company’s 1996 Incentive Stock Plan. The table above reflects the aggregate grant date fair value of the options computed in accordance with SFAS 123R. See Note 17 of the Company’s financial statements for year ended December 31, 2007 for a discussion of the assumptions underlying the valuation of equity awards. At the end of 2007, the aggregate number of outstanding stock options held by each director in the table above was: Mr. Ardizzone 140,000, Mr. Bates 90,000, Mr. Bickell 60,000, Mr. Chapman 30,000, Mr. Gilson 90,000, Mr. Hurley 50,000, Mr. Sibley 90,000 and Mr. Speaks 90,000.

(4)	See “Election of Directors” for additional details regarding Mr. Chapman’s appointment to the Board.

(5)	Mr. Hurley served as a Director until his retirement in May 2007.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     See Part II, Item 5 of the Original Filing for the equity compensation plan information required by this Item.
     Listed in the following table are the beneficial owners known to the Company as of April 22, 2008, of more than 5% of the outstanding Common Stock. In addition, this table includes the number of shares of Common Stock beneficially owned by each director and each of the executive officers listed in the Summary Compensation Table, and the number of shares owned by directors and executive officers as a group. Except as noted below, the address of the beneficial owners is Entertainment Distribution Company, Inc., 825 8th Avenue, 23rd floor, New York, New York 10019.

	Number of Shares
	Beneficially
Name of Beneficial Owner	Owned(1)		Percent of Class
Clarke H. Bailey	1,038,487	(2)	1.47%
James Caparro	—		*
Jordan M. Copland	115,000		*
Thomas Costabile	—		*
Matthew K. Behrent	—		*
Roger J. Morgan	—		*
John V. Madison	—		*
Ramon D. Ardizzone	201,273	(3)	*
Donald S. Bates	112,846	(4)	*
Cliff O. Bickell	47,876	(5)	*
Peter W. Gilson	160,500	(6)	*
Horace H. Sibley	125,300	(7)	*
Howard W. Speaks, Jr.	105,500	(8)	*
Robert L. Chapman, Jr. et al (11)	9,313,680	(9)	13.27%
All directors and executive officers as a group (14 persons)	11,220,462	(10)	15.72%
State of Wisconsin Investment Board (12)	6,808,005		9.70%
Dimensional Fund Advisors, Inc. (13)	4,030,001		5.74%

*	Less than 1%.

(1)	In each case the beneficial owner has sole voting and investment power except as otherwise noted.

(2)	Includes 700 shares held by Mr. Bailey’s son and 716,970 shares that may be acquired at or within 60 days of April 22, 2008, pursuant to the exercise of options.

(3)	Includes 130,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(4)	Includes 1,039 shares held by Mr. Bates’ spouse and 90,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(5)	Includes 40,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(6)	Includes 90,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(7)	Includes 80,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(8)	Includes 80,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(9)	Includes 10,000 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(10)	Includes 1,236,970 shares that may be acquired at or within 60 days of April 22, 2008 pursuant to the exercise of options.

(11)	Robert L. Chapman, Jr., Chap-Cap Activist Partners Master Fund, Ltd., Chap-Cap Partners II Master Fund, Ltd., and Chapman Capital L.L.C. jointly report beneficial ownership of certain shares of Common Stock.

Chap-Cap Activist Partners Master Fund, Ltd has shared voting power and sole dispositive power over 5,534,814 shares, Chap-Cap Partners II Master Fund, Ltd. has shared voting power and sole dispositive power over 3,518,866 shares, Chapman Capital L.L.C. has shared voting and dispositive power over 9,053,680 shares and Mr. Chapman has shared voting and dispositive power over 9,053,680 shares and sole voting and dispositive power over 260,000 shares (which includes the options referenced in footnote 9 above). Mr. Chapman’s and the reporting entities’ address is 1007 N. Sepulveda Blvd. #129, Manhattan Beach, CA 90267.

(12)	The address of State of Wisconsin Investment Board (“SWIB”) is P.O. Box 7842, Madison, Wisconsin 53707. The information about SWIB is based on the Schedule 13G filed by SWIB on February 8, 2008.

(13)	The address of Dimensional Fund Advisors, Inc. (“DFA”) is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. This information is based on the Schedule 13G filed by DFA on February 6, 2008. Such shares are owned by certain investment companies, commingled group trusts and accounts with respect to which DFA acts as an investment advisor or manager. DFA disclaims beneficial ownership of all such shares.
ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company was not party to any reportable related party transactions in 2007.
     The Board of Directors operates under the terms of a charter, a copy of which is available on the Company’s website at www.edcllc.com under the headings “Investor Center” and “Corporate Governance.” The full Board of Directors has determined that the following directors are independent under the standards set forth in the Board of Directors charter and the listing standards of NASDAQ: Donald S. Bates, Cliff O. Bickell, Peter W. Gilson, Robert L. Chapman, Jr., Horace H. Sibley and Howard W. Speaks, Jr. All of the members of the Audit, Governance and Nominating, and Compensation and Plan Administration Committees are independent directors within the meaning of applicable NASDAQ listing standards.
ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit and Non-Audit Fees
     The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by Ernst & Young LLP during those periods. All of the services described in the table below were pre-approved by the Audit Committee of the Board of Directors.

	2007	2006

Audit Fees (1)	$1,613,998	$2,257,863
Audit-Related Fees (2)	1,500	315,502
Tax Fees (3)	182,448	53,192
All Other Fees	—	—

	$1,797,946	$2,626,557

(1)	Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for full scope audit procedures regarding stand-alone financial statements for EDC. Amounts also include professional services rendered for the audit of the Company’s internal control over financial reporting.

(2)	Audit Related Fees consist of the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These fees principally included fees for services rendered in connection with statutory audit of subsidiaries, mergers and acquisition services, and other accounting advisory services.

(3)	Tax services provided by Ernst & Young LLP principally included review of and consultation regarding the Company’s federal, state and foreign tax returns and tax planning.
     The Audit Committee’s current practice is to pre-approve all audit services and all non-audit services to be provided to the Company by its independent registered public accounting firm.

PART IV
ITEM 15. EXHIBITS
(1)	Exhibits: the exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2008.

ENTERTAINMENT DISTRIBUTION COMPANY, INC.
By	/s/ Jordan M. Copland
Jordan M. Copland
Interim Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 25, 2008:

/s/ Jordan M. Copland Jordan M. Copland Interim Chief Executive Officer And Chief Financial Officer	/s/ Clarke H. Bailey Clarke H. Bailey Director and Chairman

/s/ Ramon D. Ardizzone
Ramon D. Ardizzone
Director

/s/ Donald S. Bates
Donald S. Bates
Director

/s/ Cliff O. Bickell
Cliff O. Bickell
Director

/s/ Robert L. Chapman, Jr.
Robert L. Chapman, Jr.
Director

/s/ Peter W. Gilson
Peter W. Gilson
Director

/s/ Horace H. Sibley
Horace H. Sibley
Director

/s/ Howard W. Speaks, Jr.
Howard W. Speaks, Jr.
Director

INDEX TO EXHIBITS

Exhibit
Number	Exhibit Description
2.1	Asset Purchase Agreement dated May 9, 2005, by and among Entertainment Distribution Company (USA), LLC, UMG Manufacturing & Logistics, Inc. and Universal Music & Video Distribution Corp. was filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.

2.2	Share Purchase Agreement dated May 9, 2005, by and among Blitz 05-107 GmbH (in future named: Entertainment Distribution GmbH), Universal Manufacturing & Logistics GmbH and Universal Music GmbH was filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed May 10, 2005 and is incorporated herein by reference.

3.1	Composite Certificate of Incorporation of Glenayre reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of Glenayre effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

3.3	Certificate of Ownership and Merger of Entertainment Distribution Company Merger Sub, Inc. into Glenayre Technologies, Inc. dated May 10, 2007 was filed May 10, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

3.4	Certificate of Elimination which eliminated the certificate of designation with respect to the Series A Junior Participating Preferred Stock dated September 17, 2007 was filed September 18, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

10.1	Glenayre Long-Term Incentive Plan, as amended and restated effective May 26, 1994, was filed as Exhibit 4 to the Registrant’s Form S-8 filed June 16, 1994 and is incorporated herein by reference. *

10.2	Services Agreement dated February 15, 1999 between the Company and Ramon D. Ardizzone was filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and is incorporated herein by reference. *

10.3	Glenayre Electronics, Inc. Deferred Compensation Plan was filed as exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 and is incorporated herein by reference. *

10.4	Glenayre 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. *

10.5	Glenayre Employee Stock Purchase Plan, as amended, was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and is incorporated herein by reference. *

10.6	Form of Stock Option Agreement for Registrant’s 1996 Incentive Stock Plan, as amended, was filed as Exhibit 10.6 to the Registrant’s Annual Report on Form10-K for the year ended December 31, 2004 and is incorporated herein by reference. *

10.7	Glenayre Technologies, Inc. Incentive Plan dated March 8, 2005 was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 11, 2005 and is incorporated herein by reference. *

10.8	Credit Agreement dated May 31, 2005 among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.9	Cash Collateral Agreement dated May 31, 2005 between Wachovia Bank, National Association and Glenayre Electronics, Inc. was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.10	Limited Liability Company Agreement of Entertainment Distribution Company, LLC was filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.11	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and James Caparro was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

Exhibit
Number	Exhibit Description
10.12	Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and Thomas Costabile was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.13	Letter agreement among Glenayre Electronics, Inc., James Caparro and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.14	U.S. CD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.15	U.S. HDFD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.16	Manufacturing and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.17	U.S. Distribution and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.18	Distribution and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.19	Service Contract among Glenayre Electronics, Inc., Glenayre Electronics (UK) Ltd. And Roger Morgan was filed as Exhibit 10.2 to the Registant’s Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference. * Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.20	Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.21	Letter Agreement between Entertainment Distribution Company, LLC and John V. Madison dated December 15, 2005 was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference. *

10.22	The second Amendment to the Credit Agreement dated May 20, 2006 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated June 21, 2006 and is incorporated herein by reference.

10.23	Glenayre 1996 Incentive Stock Plan, as amended effective May 23, 2006 was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

10.24	Share Purchase Agreement dated July 21, 2006, by and among DGMS Blackburn Holdings Limited, EDC UK Holdings Limited, Entertainment Distribution Company, LLC, Glenayre Electronics, Inc. and Rank Leisure Holdings Limited was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

10.25	Amendment dated November 6, 2006 among James Caparro, Glenayre Technologies, Inc. and Glenayre Electronics, Inc. to that certain letter agreement dated May 9, 2005 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 3, 2006 and is incorporated herein by reference. *

10.26	Asset Purchase Agreement dated December 14, 2006 by and among Glenayre Technologies, Inc., Glenayre Electronics, Inc., IP Unity Peach, Inc. and IP Unity was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 31, 2006 and is incorporated herein by reference.

10.27	The third amendment to the Credit Agreement dated May 31, 2007 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated May 31, 2007 and is incorporated herein by reference.

Exhibit
Number	Exhibit Description
10.28	Mutual Separation Agreement dated November 5, 2007 by and among James Caparro, Entertainment Distribution Company, Inc., Glenayre Electronics, Inc. and Entertainment Distribution Company LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 5, 2007 and is incorporated herein by reference.

10.29	Stockholders Agreement dated November 5, 2007 among Entertainment Distribution Company Inc., Robert L. Chapman, Jr., Chap-Cap Activist Partners Master Fund, Ltd., Chap-Cap Partners II Master Fund, Ltd. and Chapman Capital L.L.C. was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 5, 2007 and is incorporated herein by reference.

10.30	Fourth Amendment to Credit Agreement dated as of December 20, 2007, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.31	Letter Agreement between Matthew K. Behrent and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.32	Amended and Restated Letter Agreement between Jordan M. Copland and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.33	Letter Agreement among Thomas Costabile, Entertainment Distribution Company, LLC and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.34	Fifth Amendment to Credit Agreement dated March 4, 2008, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated March 5, 2008 and is incorporated by reference.

21.1	Subsidiaries of the Company was filed as Exhibit 21.1 to the Original Filing and is incorporated by reference.

23.1	Consent of Ernst & Young LLP was filed as Exhibit 23.1 to the Original Filing and is incorporated by reference.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a)/15d —14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mutual Separation Agreement between John V. Madison and Entertainment Distribution Company, LLC effective December 1, 2007 was filed as Exhibit 99.1 to the Original Filing and is incorporated by reference.

*	Management Contract

**	Portions of this document are confidential and have been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.