Form 10-Q
period 2008-03-31
ENTERTAINMENT DISTRIBUTION CO INC
filed 2008-05-09
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 7, 2008 was 68,658,052 shares.

Entertainment Distribution Company, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Entertainment Distribution Company, Inc.
We have reviewed the condensed consolidated balance sheet of Entertainment Distribution Company, Inc. and subsidiaries as of March 31, 2008, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the three month period ended March 31, 2008, and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Entertainment Distribution Company, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 11, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Indianapolis, Indiana
May 5, 2008

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31
	(unaudited)	2007
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$63,200	$63,850
Restricted cash	2,003	1,940
Investments	21,401	29,589
Accounts receivable, net of allowances for doubtful accounts of $3,873 and $3,328 for 2008 and 2007, respectively	29,913	35,577
Current portion of long-term receivable	477	515
Inventories, net	7,981	9,111
Prepaid expenses and other current assets	19,381	16,180
Deferred income taxes	287	277

Total Current Assets	144,643	157,039
Restricted cash	27,540	26,015
Property, plant and equipment, net	54,350	55,245
Long-term receivable	4,471	4,244
Intangible assets	44,691	44,604
Deferred income taxes	1,817	1,934
Other assets	7,191	6,940

TOTAL ASSETS	$284,703	$296,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,963	$33,287
Accrued expenses and other liabilities	35,313	37,503
Income taxes payable	193	3,697
Deferred income taxes	126	126
Loans from employees	1,281	1,267
Current portion of long-term debt	25,143	24,364

Total Current Liabilities	88,019	100,244
Other non-current liabilities	13,677	12,185
Loans from employees	2,628	3,646
Long-term debt	21,726	21,589
Pension and other defined benefit obligations	39,315	36,155
Deferred income taxes	10,766	10,195

Total Liabilities	176,131	184,014
Minority interest in subsidiary company	5,621	5,771
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued:
March 31, 2008 — 70,158,052 shares; December 31, 2007 — 70,155,940 shares	1,403	1,403
Additional paid in capital	369,705	369,665
Accumulated deficit	(279,553)	(273,333)
Accumulated other comprehensive income	12,071	8,501
Treasury stock at cost: March 31, 2008 — 1,500,000 shares; December 31, 2007 — 0 shares	(675)	—

Total Stockholders’ Equity	102,951	106,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$284,703	$296,021

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$62,328	$64,469
Service revenues	20,802	19,541

Total Revenues	83,130	84,010

COST OF REVENUES:
Cost of product revenues	56,203	57,763
Cost of service revenues	15,690	15,403

Total Cost of Revenues	71,893	73,166

GROSS PROFIT	11,237	10,844
OPERATING EXPENSES:
Selling, general and administrative expense	12,727	15,232
Amortization of intangible assets	2,383	2,034

Total Operating Expenses	15,110	17,266

OPERATING LOSS	(3,873)	(6,422)

OTHER INCOME (EXPENSE):
Interest income	1,112	1,157
Interest expense	(1,119)	(1,299)
Loss on currency swap, net	(2,625)	(357)
Gain (loss) on currency transaction, net	(561)	109
Other income, net	12	11

Total Other Income (Expense)	(3,181)	(379)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(7,054)	(6,801)
Income tax expense (benefit)	483	(86)
Minority interest income	(150)	—

LOSS FROM CONTINUING OPERATIONS	(7,387)	(6,715)
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,167	(304)
GAIN ON SALE OF MESSAGING BUSINESS	—	1,088

NET LOSS	$(6,220)	$(5,931)

LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.11)	$(0.10)
Discontinued Operations:
Income (loss) from discontinued operations	0.02	—
Gain on sale of Messaging business	—	0.02

Net loss per weighted average common share	$(0.09)	$(0.09)

LOSS PER DILUTED COMMON SHARE:
Loss from continuing operations	$(0.11)	$(0.10)
Discontinued Operations:
Income (loss) from discontinued operations	0.02	—
Gain on sale of Messaging business	—	0.02

Net loss per diluted weighted average common share	$(0.09)	$(0.09)

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Loss

Balances, January 1, 2008	70,156	$1,403	$369,665	$(273,333)	$8,501	—	$—
Net loss	—	—	—	(6,220)	—	—	—	$(6,220)
Foreign currency translation	—	—	—	—	3,571	—	—	3,571
Post-retirement and pension benefit obligation adjustment	—	—	—	—	(3)	—	—	(3)
Net unrealized investment losses	—	—	—	—	2	—	—	2

Comprehensive loss	—	—	—	—	—	—	—	$(2,650)

Shares issued for ESP Plan, other awards and option exercises	2	—	40	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	1,500	(675)

Balances, March 31, 2008	70,158	$1,403	$369,705	$(279,553)	$12,071	1,500	$(675)

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,220)	$(5,931)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of messaging business	—	(1,088)
Depreciation and amortization	5,882	5,268
Stock compensation expense	42	348
Compensation expense on profit interest in EDC, LLC	—	270
Unrealized loss on currency swap	2,625	357
Foreign currency transaction (gain) loss	561	(109)
Gain on adjustment to discontinued operations tax payable	(1,212)	—
Deferred income taxes	(52)	(730)
Non-cash interest expense	370	565
Minority interest income	(150)	—
Other	9	11
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	431	(472)
Accounts receivable	6,492	(3,527)
Inventories	1,420	(65)
Prepaid and other current assets	(2,311)	(379)
Long-term receivables	152	958
Other assets	(107)	(69)
Accounts payable	(8,289)	(6,087)
Accrued liabilities and income taxes payable	(7,426)	(6,809)
Other liabilities	599	632

NET CASH USED IN OPERATING ACTIVITIES	(7,184)	(16,857)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(822)	(1,274)
Purchase of available-for-sale securities	(8,930)	—
Proceeds from the sale of short-term securities	17,179	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,427	(1,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,273)	(1,267)
Repayment of capital lease obligations	(104)	(117)
Acquisitions of treasury stock	(675)	—
Issuance of common stock under our stock-based compensation and stock purchase plans	—	304

NET CASH USED IN FINANCING ACTIVITIES	(2,052)	(1,080)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,159	20

NET DECREASE IN CASH AND CASH EQUIVALENTS	(650)	(19,191)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,850	96,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63,200	$76,897

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
1. Business and Basis of Presentation
Entertainment Distribution Company, Inc., together with its wholly owned and controlled majority owned subsidiaries (“EDCI” or the “Company”), is a multi-national company in the manufacturing and distribution segment of the entertainment industry. We have one reportable business segment operated by our subsidiary, Entertainment Distribution Company, LLC (“EDC”). EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group (“Universal”).
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
The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. The financial statements include the accounts of EDCI and its wholly-owned as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCI and its subsidiaries in their respective countries of operation. The consolidated accounts include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interest of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation.
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
4. Inventories
Inventories related to our continuing operations at March 31, 2008 and December 31, 2007 consisted of:

	March 31,	December 31,
	2008	2007
Raw materials	$6,042	$7,180
Finished goods	466	644
Work in process	1,473	1,287

Total	$7,981	$9,111

At March 31, 2008 and December 31, 2007, reserves were approximately $1.4 million.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
5. Investments
Investments are comprised of various debt security instruments including corporate bonds, short-term notes, certificates of deposit and auction-rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities (as discussed below) and other investments in debt securities as available-for-sale and carry them at fair market value. Changes in the fair value are included in accumulated other comprehensive income (loss), net of applicable taxes, in the accompanying condensed consolidated financial statements.
In accordance with our investment policy, we have invested in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk, and reinvestment risk.
The following table presents the fair market value amounts, by major security types for our investments in debt securities:

	March 31, 2008	December 31, 2007
	Fair Value	Fair Value

Auction-rate securities, variable-rate demand notes and asset-backed securities	$3,350	$10,800
Corporate bonds	7,350	6,913
Short-term notes	8,686	4,889
Certificates of deposit	1,003	2,000
Commercial paper	—	2,487
Municipal bonds	—	1,492
Euro dollar bonds	1,012	1,008

Total investments	$21,401	$29,589

Auction-rate securities represent interests in collateralized debt obligations with high-quality credit ratings, the majority of which are collateralized by bonds and other financial instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we record auction-rate securities as current available-for-sale securities. As of March 31, 2008, we held auction-rate securities which experienced failed auctions in fiscal 2008. All securities that had failed auctions had experienced at least one successful auction in fiscal 2008 and the carrying values were not adversely affected. If the auction process fails in the future for any of our auction-rate securities, our ability to liquidate these instruments as well as the carrying value of the instruments themselves could be adversely affected.
6. Currency Rate Swap
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, we will report the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings. As of March 31, 2008, the swap is carried at its fair value, which is currently in a loss position, of approximately $8.3 million and is included in non-current liabilities in the condensed consolidated balance sheets.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
7. Fair Value Measurements
On January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements”, which defines fair value and establishes a framework for measuring fair value in accounting principles generally accepted in the United States. The adoption did not have a material impact on our condensed consolidated financial statements. The following tables illustrate assets and liabilities measured at fair value on a recurring basis.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$21,401	$18,051	$3,350	$—
Deferred Comp Trust Plan	814	814	—	—

Total	$22,215	$18,865	$3,350	$—

Liabilities
Currency swap	$8,280	$—	$—	$8,280
Deferred Comp Trust Plan	814	814	—	—

Total	$9,094	$814	$—	$8,280

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Currency Swap
Beginning balance	$5,575
Total gains or losses (realized/unrealized) included in earnings	2,705

Ending Balance	$8,280

The amount of total losses for the period included in earnings attributable to the change in unrealized loss relating to liabilities still held at the reporting date	$2,625

The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At March 31, 2008, we are in a net loss position of $8.3 million on the fair value of the currency swap.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
8. Long-Term Debt
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $10.0 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the revolving credit facility for one year. On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization to allow for the add back of up to $9.9 million in non-cash impairment charges in its debt covenant calculations through the quarter ended September 30, 2008. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2008. EDC expects to extend its revolving credit agreement on similar terms to the facility expiring on May 31, 2008. With this extension, EDC elected to reduce the amount it may borrow under the revolver to $7.5 million from its current level of $10.0 million, effective June 1, 2008. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. At March 31, 2008, $27.0 million was outstanding on the term loan and the $10 million revolving credit facility was unused. Scheduled payments are due on December 31 of each year.
9. Income Taxes
On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). Pursuant to FIN 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all income tax positions. The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48.
During the first quarter of 2008, the amount of gross unrecognized tax benefits was reduced by $1.2 million due to the expiration of certain statutes of limitation. Of the unrecognized tax benefits recorded as of March 31, 2008, it is anticipated that over the next 12 months, various tax-related statutes of limitation will expire which will cause a $0.4 million reduction in the unrecognized tax benefits, consisting of $0.3 million in taxes and $0.1 million in accrued interest and penalties. These unrecognized tax benefits relate primarily to transfer pricing. All of these uncertainties relate to discontinued operations.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. On February 6, 2008, we were notified by the Internal Revenue Service of the intent to audit our 2005 federal tax return. Statutes of limitations remain open for all years beginning with: 1993 for U.S. federal and most state purposes due to unutilized NOLs; 2000 for Canada due to unutilized NOLs; 2005 for Germany; and 2006 for the UK.
10. Employee Benefit Plans
Net post-retirement benefit costs consisted of the following components:

	Three Months Ended March 31,
	2008	2007

Service cost	$235	$258
Interest cost on APBO	425	348
Amortization of prior service costs	(5)	—
Amortization of actuarial loss	2	—

	$657	$606

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
11. Stockholders’ Equity
On March 27, 2008, we acquired in a privately negotiated transaction with a non-affiliate, 1.5 million shares of our common stock for a total purchase price of $0.7 million.
12. Discontinued Operations
The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of March 31, 2008 and December 31, 2007.
Results for discontinued operations consist of the following:

	Three Months Ended March 31,
	2008	2007
Net sales	$—	$—

Income (loss) from discontinued operations:
Loss from operations before income taxes	(32)	(197)
Provision (benefit) for income taxes	(1,199)	107

Income (loss) from operations	$1,167	$(304)

Gain on disposal before income taxes	—	1,088
Provision for income taxes	—	—

Gain on disposal of discontinued operations	—	1,088

Income from discontinued operations	$1,167	$784

The loss from discontinued operations consists of operating losses incurred in the Messaging and Paging segments adjusted for a gain on disposal of the Messaging segment which includes charges for transaction costs. The first quarter of 2008 includes a credit of $1.2 million for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies. Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above.
13. Segment Reporting
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
Universal accounted for revenues of $59.4 million, or 71.5% of total revenues for the three months ended March 31, 2008, and $66.0 million or 78.6% of total revenues for the three months ended March 31, 2007, and was the only customer to exceed 10% of total revenues.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
Geographic Area

	Three Months Ended March 31,
	Revenues
	2008	2007
United States	$24,464	$30,139
United Kingdom	14,582	14,908
Germany	42,676	37,910
Other	1,408	1,053

Consolidated	$83,130	$84,010

Revenues are reported in the above geographic areas based on product shipment destination and service origination.
14. Loss per Common Share
Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of shares issuable upon the exercise of outstanding stock options or other stock-based awards during the period using the treasury stock method, if dilutive.
The following table sets forth the computation of loss per share:

	Three Months Ended March 31,
	2008	2007
Numerator:
Loss from continuing operations	$(7,387)	$(6,715)
Income (loss) from discontinued operations, net of tax	1,167	(304)
Gain on sale of Messaging business	—	1,088

Net loss	$(6,220)	$(5,931)

Denominator:
Denominator for basic loss per share — weighted average shares	70,076	69,496
Effect of dilutive securities: stock options	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	70,076	69,496

Loss per weighted average common share:
Loss from continuing operations	$(0.11)	$(0.10)
Income (loss) from discontinued operations	0.02	—
Gain on sale of Messaging business	—	0.02

Loss per weighted average common share (1)	$(0.09)	$(0.09)

Loss per diluted common share
Loss from continuing operations	$(0.11)	$(0.10)
Income (loss) from discontinued operations	0.02	—
Gain on sale of Messaging business	—	0.02

Loss per weighted average common share (1)	$(0.09)	$(0.09)

Dilutive securities not included above due to anti-dilutive effect	—	561
Anti-dilutive securities not included above: stock options	1,412	3,065

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
There were no shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the three months ended March 31, 2008 and March 31, 2007, as their effect would be anti-dilutive.
15. Commitments and Contingencies
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
On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions. Pursuant to the settlement agreement, the Company’s insurer will pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and will pay for the costs of notifying the Company’s shareholders of the settlement. The Company will

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
also implement certain changes to its Equity Compensation Policy and adopt related reform policies. In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions will dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints. The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and on April 30, 2008 the Court granted a preliminary approval of the settlement and scheduled a settlement hearing for July 2, 2008. The settlement agreement remains subject to the approval of the Court and will not be approved until the Court issues a final approval order.
Patent Litigation — In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008. This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008. In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and in addition to naming EDC and the Company have named James Caparro and Jordan Copland as defendants in their capacities as former and acting CEO. EDC does not believe the complaint has merit and has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement. EDC intends to vigorously defend the action. At this early stage in this matter, the Company is not able to assess the materiality of any potential outcome.
16. New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for us beginning January 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 must be applied prospectively. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS No. 160 on our consolidated financial statements.
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon (i) existing authoritative pronouncements; (ii) analogy to such pronouncements if not within their scope; or (iii) a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for us beginning January 1, 2009, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated results of operations or financial condition.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
17. Subsequent Event
Shareholder Rights Plan — As previously disclosed, on April 2, 2008, the Board of Directors of the Company entered into a Rights Agreement pursuant to which it declared a dividend of one Right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was payable on April 14, 2008, to the stockholders of record at the close of business on that date (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one hundredth of a share of Series A Junior Participating Preferred Stock of the Company, $.01 par value (the “Preferred Stock”), at a price of $3.50 per one hundredth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the distribution date under the Rights Agreement. Until the Rights are exercised, the holders thereof will not have rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.
The Board adopted the Rights Agreement to protect the Company’s ability to carry forward its net operating losses (the “NOLs”), which the Company believes are a substantial asset. The Rights Agreement is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended (the “Code”). Any such “change of ownership” under these rules would limit or eliminate the ability of the Company to use its existing NOLs for federal income tax purposes. However, there is no guaranty that the objective of preserving the value of the NOLs will be achieved.
The Rights Agreement imposes a significant penalty upon any person or group that acquires 4.9% or more of the Company’s then-outstanding common stock without the prior approval of the Company’s Board of Directors. Stockholders who own 4.9% or more of the Company’s outstanding common stock as of the close of business on the Record Date, will not trigger the Rights Agreement so long as they do not increase their ownership of the common stock after the Record Date by more than one-half of 1% of the then-outstanding common stock. A person or group that acquires shares of the Company’s common stock in excess of the above-mentioned applicable threshold, subject to certain limited exceptions, is called an “Acquiring Person.” Any rights held by an Acquiring Person are void and may not be exercised.

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
These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.
Overview
Revenues for the first quarter of 2008 and 2007 were $83.1 million and $84.0 million, respectively. Revenues for our first quarter of 2008 decreased 1.0% compared to the first quarter of 2007 primarily due to a decrease in revenues of $6.3 million from our U.S. operations due to volume declines, which offset the impact of favorable exchange rate fluctuations of $5.5 million. The results for the first quarter of 2008 included a loss from continuing operations of $7.4 million compared to a loss from continuing operations of $6.7 million in the first quarter of 2007.
Results of Continuing Operations
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
Revenues. Revenues for the first quarter of 2008 were $83.1 million compared to $84.0 million for the first quarter of 2007. The following table illustrates the components of changes in our revenue when comparing the three months ended March 31, 2007 to the three months ended March 31, 2008 by revenue line.

	March 31,			Exchange	March 31,
	2007	Volume	Price/Mix	Rate	2008

Product Revenues	$64.5	$(5.7)	$(0.1)	$3.6	$62.3
Service Revenues	19.5	(0.5)	(0.1)	1.9	20.8

Total Revenue	$84.0	$(6.2)	$(0.2)	$5.5	$83.1

Product Revenues. Product revenues were $62.3 million in the first quarter of 2008 compared to $64.5 million in the first quarter of 2007. The decrease is primarily due to volume declines in our U.S. operations offset in part by favorable exchange rate fluctuations from the strengthening of the Euro. Our central European operations experienced lower per unit pricing primarily due to revised pricing with our primary customer, which was partially offset by a slight increase in volumes in the first quarter of 2008 compared to the first quarter of 2007. Our U.S. operations’ CD volumes for the first quarter of 2008 were down 25.6% compared to the same period of 2007, offset partially by an 8.4% increase in DVD volumes. The decline in CD volumes reflects a continued weak retail CD market in the U.S. Revenues of our UK operations in the first quarter of 2008 were flat compared to the first quarter of 2007.
Service Revenues. Service revenues were $20.8 million in the first quarter of 2008 compared to $19.5 million in the first quarter of 2007. Our central European operations benefited from favorable exchange rate fluctuations and a 1.8% increase in volumes in the first quarter of 2008 compared to the same period of 2007. The decline in our U.S. operations was due to an 11.8% decline in volumes reflecting a continued weak retail CD market in the U.S.

Gross Profit on Product Revenues and Service Revenues. Gross profits were 13.5% of revenues during the first quarter of 2008 compared to 12.9% of revenues in the first quarter of 2007. The following table shows the elements impacting our gross profit when comparing the three months ended March 31, 2007 to the three months ended March 31, 2008 by revenue line.

	March 31,								March 31,
	2007		Volume		Cost/Mix		Exchange Rate		2008
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$6.7	10.4%	$(1.8)	-1.8%	$0.6	0.6%	$0.6	0.6%	$6.1	9.8%
Service Revenues	4.1	21.0%	(0.2)	-0.7%	0.6	2.1%	0.6	2.1%	5.1	24.5%

Total Gross Profit	$10.8	12.9%	$(2.0)	-3.2%	$1.2	1.9%	$1.2	1.9%	$11.2	13.5%

Product Revenues. Gross profit on product revenues was $6.1 million, or 9.8% of product revenues, in the first quarter of 2008 compared to $6.7 million, or 10.4% of product revenues, in the first quarter of 2007. The gross profit of our U.S. operations declined due to reduced production which we were not able to fully offset with cost reductions. Gross profit in our central European and UK operations increased compared to the first quarter of 2007 primarily due to the impact of favorable exchange rate fluctuations and lower material and labor costs, respectively.
Service Revenues. Gross profit on service revenues was $5.1 million or 24.5% of revenues in the first quarter of 2008 compared to $4.1 million or 21.0% of revenues in the first quarter of 2007. Our central European operations gross profit on service revenues improved in the first quarter of 2008 compared to the first quarter of 2007 primarily due to favorable exchange rate fluctuations, improved volumes and improved labor and cost efficiencies. Our U.S. operations gross profit on service revenue declined due to volume declines, which we were not able to fully offset with cost reductions.
Selling, General and Administrative Expense (SG&A). SG&A expense was $12.7 million in the first quarter of 2008 compared to $15.2 million in the first quarter of 2007. The decrease is primarily due to lower professional fees related to stock option litigation and consulting and a decrease in compensation costs, including expense related to stock compensation and profits interests at EDC, offset in part by an unfavorable impact from exchange rate changes.
Amortization of Intangible Assets. Amortization expense was $2.4 million in the first quarter of 2008 compared to $2.0 million in the first quarter of 2007. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in the first quarter of 2008 was $1.1 million compared to $1.2 million in the first quarter of 2007. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts and investments.
Interest Expense. Interest expense in the first quarter of 2008 was $1.1 million compared to $1.3 million in the first quarter of 2007. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a lower outstanding balance on our debt during the first quarter of 2008.
Losses on Currency Swap, net. We recorded losses on our currency swap of $2.6 million and $0.4 million in the first quarter of 2008 and 2007, respectively. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting but instead fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain (Loss) on Currency Transaction, net. We recorded a loss of $0.6 million in the first quarter of 2008 compared to a gain of $0.1 million in the first quarter of 2007, on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded income tax expense of $0.5 million in the first quarter of 2008 compared to a benefit of $0.1 million in the first quarter of 2007. The expense in the first quarter of 2008 relates primarily to an increase in taxable income from our central European and UK operations. No tax benefit has been recorded related to losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at March 31, 2008. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Financial Condition and Liquidity
Overview
At March 31, 2008, we had unrestricted cash and cash equivalents and short-term investments totaling $84.6 million. As of March 31, 2008, we had short-term investments of $21.4 million, comprised primarily of corporate bonds, short-term notes, certificates of deposits and auction-rate securities (totaling $3.4 million). At March 31, 2008, our principal sources of liquidity were our $63.2 million of unrestricted cash and cash equivalents, $21.4 million of short-term investments and the $10 million unused revolving line of credit under the EDC Senior Secured Credit Facility, which expires on May 31, 2008. EDC expects to extend its revolving credit agreement on similar terms to the facility expiring on May 31, 2008. With this extension, EDC elected to reduce the amount it may borrow under the revolver to $7.5 million from its current level of $10.0 million, effective June 1, 2008. Our cash generally consists of money market demand deposits. We had investments in auction-rate securities held at March 31, 2008 that experienced failed auctions in fiscal 2008. All of these securities had experienced at least one successful auction in fiscal 2008. If the market for auction-rate securities were to deteriorate further in 2008, our ability to liquidate these instruments would be adversely affected.
We expect to use our cash and cash equivalents for working capital, payments of long-term debt obligations and other general corporate purposes, including the expansion and development of our existing products and markets, and potential strategic opportunities.
Derivative Activities
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities", as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At March 31, 2008, we are in a net loss position of $8.3 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash used in operating activities in the first quarter of 2008 was $7.2 million compared to $16.9 million in the first quarter of 2007, primarily due to working capital changes of $10.1 million, offset in part by $1.9 million in income (adjusted for non-cash items). The working capital changes in the first quarter of 2008 were primarily driven by decreases in accounts payable and accrued liabilities and income taxes of $8.3 million and $7.4 million, respectively, and an increase in prepaid and other current assets of $2.3 million, offset by decreases in accounts receivable and inventory of $6.5 million and $1.4 million, respectively. Income (adjusted for non-cash items) improved by $2.9 million from a net loss of $1.0 million for the first quarter of 2007 primarily due to lower stock option litigation and consulting costs in the first quarter of 2008.
Working capital changes in the first quarter of 2008 included, without limitation:

•	A decrease of $8.3 million in accounts payable for the first quarter 2008, compared to a decrease of $6.1 million in the first quarter of 2007, was primarily due to the timing of payments around the end of 2007 compared to the end of 2006.

•	A decrease of $7.4 million in accrued liabilities and income taxes payable for the first quarter 2008, compared to a decrease of $6.8 million in the first quarter of 2007, included 2008 payments of $6.1 million for German income taxes and payments of $1.1 million related to severance.

•	An increase in prepaid and other current assets of $2.3 million for the first quarter 2008, compared to an increase of $0.4 million in the first quarter of 2007, was primarily due to prepaid taxes of $4.5 million in Germany related to VAT tax and trade taxes and UK prepaid taxes of $0.3 million, offset in part by the timing of printed material pass-through costs in Germany.

•	A decrease of $6.5 million in accounts receivable for the first quarter 2008 compared to an increase of $3.5 million in the first quarter of 2007. Payment terms for our Universal business contractually changed from 60 days in the first quarter of 2007 to the current 15 days for our UK operations. The first quarter of 2007 was impacted by the timing of collections from our customers.

•	A decrease of $1.4 million in inventories for the first quarter 2008 compared to a decrease of $0.1 million in the first quarter of 2007. The 2008 decrease reflects the usage of seasonally high raw materials inventories in the U.S. and UK and lower production in the U.S.
Investing Activities. Investing activities in the first quarter of 2008 included capital expenditures of $0.8 million and proceeds of $17.2 million from the sale of certain investments in debt securities. Also, during the first quarter of 2008, $8.9 million of cash was invested in various debt securities available for sale and classified in the condensed consolidated balance sheet as investments.
Financing Activities. During the first quarter ended March 31, 2008, we made scheduled payments of $0.1 million under capital lease obligations and $1.3 million under our employee loan agreements, which is comparable to the 2007 period.
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $56.5 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $10.0 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On May 31, 2007, EDC completed an amendment of the Senior Secured Credit Facility which extended the revolving credit facility for one year. On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization to allow for the add back of up to $9.9 million in non-cash impairment charges in its debt covenant calculations through the quarter ended September 30, 2008. The term loan expires on December 31, 2010 and the revolving credit facility expires on May 31, 2008. EDC expects to extend its revolving credit agreement on similar terms to the facility expiring on May 31, 2008. With this extension, EDC elected to reduce the amount it may borrow under the revolver to $7.5 million from its current level of $10.0 million, effective June 1, 2008. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. At March 31, 2008, $27.0 million was outstanding on the term loan and the $10 million revolving credit facility was unused. Scheduled payments are due on December 31 of each year.
The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) our ability to pay dividends or make acquisitions outside our current industries; (iii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iv) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein. As of March 31, 2008, we were in compliance with all such covenants, as amended, under the facility.
Capital Expenditures

Capital expenditures amounted to approximately $0.8 million in the first quarter of 2008 and are anticipated to be approximately $5.2 million for the remaining nine months of 2008. Anticipated expenditures in 2008 are primarily targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.
Outlook
The first quarter of 2008 continued to be a difficult operating environment. This is particularly true in the U.S. market where soft retail CD sales continue to be an issue. During the first quarter of 2008, the U.S. music industry reported physical sales declines of approximately 11% compared to the first quarter of 2007. Our international operations were able to maintain unit levels on par with levels in the first quarter of 2007. As a result, we expect full-year declines for our international operations to be much lower than the declines we have seen and expect in our U.S. operations. Overall, we expect the challenging operating environment to continue throughout the duration of 2008 and anticipate industry declines of approximately 10-12% on a world-wide basis for the full year.
To offset the impact of these declines, we are continuing our cost-savings initiatives to right size our operating structure and focusing on operational efficiency projects including optimizing labor and realigning operating hours based on forecasting of weekly production and distribution demands. During the first quarter of 2008, we made progress toward our goal of approximately $10 million in savings through the reduction of controllable expenses. Our efforts will continue towards this goal through the aforementioned cost savings initiatives and operational efficiency projects throughout the remainder of 2008.
With respect to sales and business development, new business opportunities were stronger in our international operations than in our U.S. operations during the first quarter of 2008. However, the prospect for new business opportunities in our U.S. operations remains promising for the remainder of 2008. We will continue to actively pursue new business opportunities and continue to compete in our core markets.
Although our exploration of strategic opportunities for EDC that we began in 2007 has largely winded down, we remain open to, and continue discussions with regard to, certain transactions. These transactions, however, are unlikely to involve a divestiture of EDC in the near future. Regarding the EDCI assets, we are moving forward with our search for a new business or vehicle to utilize the tax losses and cash. While we have explored some specific opportunities in a number of industries, this process remains in its early stage.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements.
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. We believe that there have been no significant changes to such critical accounting policies and estimates during the three months ended March 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit, and the market for auction-rate securities. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. There have been no material changes to such exposure during the first quarter of 2008.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
During the first quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 15 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended March 31, 2008:

			Total number of	Maximum number of
			shares purchased as	shares that may yet
	Total number	Average	part of publicly	be purchased under
	of shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs
January 1 through January 31	—	—	—	—
February 1 through February 29	—	—	—	—
March 1 through March 31 (1)	1,500,000	$0.47	—	—
Total	1,500,000	$0.47	—	—

(1)	On March 27, 2008, we acquired in a privately negotiated transaction with a non-affiliate, 1.5 million shares of our common stock for a total purchase price of $0.7 million.
ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT DISTRIBUTION COMPANY, INC.
	By	/s/ Jordan M. Copland
Jordan M. Copland
Date: May 9, 2008		Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Financial Officer)

ENTERTAINMENT DISTIRBUTION COMPANY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Composite Certificate of Incorporation of the Registrant reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of the Registrant effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

3.3	Certificate of Ownership and Merger of Entertainment Distribution Company Merger Sub, Inc. into Glenayre Technologies, Inc. dated May 10, 2007 was filed May 10, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

3.4	Form of Certificate of Designation of Series A Junior Participating Preferred Stock dated April 2, 2008 was filed as Exhibit 3.1 to the Registrants’ current report on Form 8-K dated April 2, 2008 and is incorporated herein by reference.

4.1	Form of Rights Certificate dated April 2, 2008 was filed as Exhibit 4.1 to the Registrants’ current report on Form 8- K dated April 2, 2008 and is incorporated herein by reference.

4.2	Rights Agreement, dated April 2, 2008, by and between the Company and American Stock Transfer & Trust Company was filed as Exhibit 4.2 to the Registrants’ current report on Form 8-K dated April 2, 2008 and is incorporated herein by reference.

10.1	Fifth Amendment to Credit Agreement dated March 4, 2008, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrants’ current report on Form 8-K dated March 5, 2008 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.