Form 10-Q
period 2008-06-30
ENTERTAINMENT DISTRIBUTION CO INC
filed 2008-08-07
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes ☐ No ☒
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at August 5, 2008 was 67,993,720 shares.

Entertainment Distribution Company, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders

Entertainment Distribution Company, Inc.
We have reviewed the condensed consolidated balance sheet of Entertainment Distribution Company, Inc. and subsidiaries as of June 30, 2008, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the six month period ended June 30, 2008, and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
/s/ Ernst & Young LLP
Indianapolis, Indiana
August 4, 2008

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
	(unaudited)	2007
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$62,629	$63,850
Restricted cash	2,003	1,940
Investments	15,365	29,589
Accounts receivable, net of allowances for doubtful accounts of $3,725 and $3,328 for 2008 and 2007, respectively	28,697	35,577
Current portion of long-term receivable	403	515
Inventories, net	7,400	9,111
Prepaid expenses and other current assets	17,586	16,180
Deferred income taxes	268	277

Total Current Assets	134,351	157,039
Restricted cash	28,232	26,015
Property, plant and equipment, net	51,718	55,245
Long-term receivable	4,385	4,244
Intangible assets	42,217	44,604
Deferred income taxes	1,724	1,934
Other assets	7,311	6,940

TOTAL ASSETS	$269,938	$296,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$24,928	$33,287
Accrued expenses and other liabilities	34,165	37,503
Income taxes payable	129	3,697
Deferred income taxes	—	126
Loans from employees	1,281	1,267
Current portion of long-term debt	18,711	24,364

Total Current Liabilities	79,214	100,244
Other non-current liabilities	13,886	12,185
Loans from employees	2,625	3,646
Long-term debt	20,390	21,589
Pension and other defined benefit obligations	40,160	36,155
Deferred income taxes	10,815	10,195

Total Liabilities	167,090	184,014
Minority interest in subsidiary company	5,528	5,771
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 200,000,000 shares, issued:
June 30, 2008 — 70,194,358 shares; December 31, 2007 — 70,155,940 shares	1,404	1,403
Additional paid in capital	369,743	369,665
Accumulated deficit	(285,037)	(273,333)
Accumulated other comprehensive income	12,043	8,501
Treasury stock at cost: June 30, 2008 — 1,811,700 shares; December 31, 2007 — 0 shares	(833)	—

Total Stockholders’ Equity	97,320	106,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$269,938	$296,021

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$60,495	$62,798
Service revenues	18,921	17,358

Total Revenues	79,416	80,156

COST OF REVENUES:
Cost of product revenues	55,200	56,227
Cost of service revenues	14,675	14,112

Total Cost of Revenues	69,875	70,339

GROSS PROFIT	9,541	9,817
OPERATING EXPENSES:
Selling, general and administrative expense	12,589	12,244
Amortization of intangible assets	2,455	2,080

Total Operating Expenses	15,044	14,324

OPERATING LOSS	(5,503)	(4,507)

OTHER INCOME (EXPENSE):
Interest income	935	1,195
Interest expense	(973)	(1,337)
Gain (loss) on currency swap, net	32	(391)
Gain (loss) on currency transaction, net	(33)	230
Other income (expense), net	(4)	56

Total Other Expense	(43)	(247)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(5,546)	(4,754)
Income tax benefit	(115)	(30)
Minority interest income	(92)	—

LOSS FROM CONTINUING OPERATIONS	(5,339)	(4,724)
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(145)	554
GAIN ON SALE OF MESSAGING BUSINESS	—	88

NET LOSS	$(5,484)	$(4,082)

LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.08)	$(0.07)
Discontinued Operations:
Income (loss) from discontinued operations	—	0.01
Gain on sale of Messaging business	—	—

Net loss per weighted average common share	$(0.08)	$(0.06)

LOSS PER DILUTED COMMON SHARE:
Loss from continuing operations	$(0.08)	$(0.07)
Discontinued Operations:
Income (loss) from discontinued operations	—	0.01
Gain on sale of Messaging business	—	—

Net loss per diluted weighted average common share	$(0.08)	$(0.06)

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$122,823	$127,267
Service revenues	39,723	36,899

Total Revenues	162,546	164,166

COST OF REVENUES:
Cost of product revenues	111,403	113,990
Cost of service revenues	30,365	29,515

Total Cost of Revenues	141,768	143,505

GROSS PROFIT	20,778	20,661
OPERATING EXPENSES:
Selling, general and administrative expense	25,316	27,476
Amortization of intangible assets	4,838	4,114

Total Operating Expenses	30,154	31,590

OPERATING LOSS	(9,376)	(10,929)

OTHER INCOME (EXPENSE):
Interest income	2,047	2,352
Interest expense	(2,092)	(2,636)
Loss on currency swap, net	(2,593)	(748)
Gain (loss) on currency transaction, net	(594)	339
Other income, net	8	67

Total Other Expense	(3,224)	(626)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(12,600)	(11,555)
Income tax provision (benefit)	368	(116)
Minority interest income	(242)	—

LOSS FROM CONTINUING OPERATIONS	(12,726)	(11,439)
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME FROM DISCONTINUED OPERATIONS	1,022	250
GAIN ON SALE OF MESSAGING BUSINESS	—	1,176

NET LOSS	$(11,704)	$(10,013)

LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(0.18)	$(0.16)
Discontinued Operations:
Income (loss) from discontinued operations	0.01	—
Gain on sale of Messaging business	—	0.02

Net loss per weighted average common share	$(0.17)	$(0.14)

LOSS PER DILUTED COMMON SHARE:
Loss from continuing operations	$(0.18)	$(0.16)
Discontinued Operations:
Income (loss) from discontinued operations	0.01	—
Gain on sale of Messaging business	—	0.02

Net loss per diluted weighted average common share	$(0.17)	$(0.14)

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Loss
Balances, January 1, 2008	70,156	$1,403	$369,665	$(273,333)	$8,501	—	$—
Net loss	—	—	—	(11,704)	—	—	—	$(11,704)
Foreign currency translation	—	—	—	—	3,574	—	—	3,574
Post-retirement and pension benefit obligation adjustment	—	—	—	—	(6)	—	—	(6)
Net unrealized investment losses	—	—	—	—	(26)	—	—	(26)

Comprehensive loss	—	—	—	—	—	—	—	$(8,162)

Shares issued for restricted stock awards stock awards	38	1	78	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	1,812	(833)

Balances, June 30, 2008	70,194	$1,404	$369,743	$(285,037)	$12,043	1,812	$(833)

See Notes to Condensed Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,704)	$(10,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of messaging business	—	(1,176)
Depreciation and amortization	11,986	10,653
Stock compensation expense	79	574
Compensation expense on profit interest in EDC, LLC	—	458
Unrealized loss on currency swap	2,593	748
Foreign currency transaction (gain) loss	594	(339)
Gain on adjustment to discontinued operations tax payable	(1,097)	(545)
Deferred income taxes	109	466
Non-cash interest expense	669	1,088
Minority interest income	(242)	—
Other	21	36
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(243)	(639)
Accounts receivable	7,583	8,328
Inventories	1,987	356
Prepaid and other current assets	(584)	(1,976)
Long-term receivables	310	1,435
Other assets	(294)	(446)
Accounts payable	(9,292)	(1,951)
Accrued liabilities and income taxes payable	(8,592)	(15,437)
Other liabilities	1,335	1,363

NET CASH USED IN OPERATING ACTIVITIES	(4,782)	(7,017)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,846)	(3,563)
Purchase of available-for-sale securities	(8,930)	—
Proceeds from the sale of short-term securities	23,214	—
Proceeds from settlements related to the EDC acquisition and Messaging sale	—	3,149

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,438	(414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,277)	(1,286)
Proceeds from revolving credit facility	7,500	—
Repayment of long-term borrowing	(15,453)	(14,142)
Acquisitions of treasury stock	(803)	—
Issuance of common stock under our stock-based compensation and stock purchase plans	—	710

NET CASH USED IN FINANCING ACTIVITIES	(10,033)	(14,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,156	577

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,221)	(21,572)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,850	96,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,629	$74,516

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions:
Pension and post-retirement benefit obligation adjustment	$—	$470
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
The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. The financial statements include the accounts of EDCI and its wholly-owned as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCI and its subsidiaries in their respective countries of operation. The consolidated accounts include 100% of the assets and liabilities of its majority owned subsidiaries, and the ownership interests of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation.
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
4. Inventories
Inventories, net related to our continuing operations at June 30, 2008 and December 31, 2007 consisted of:

	June 30,	December 31,
	2008	2007
Raw materials	$5,336	$7,180
Finished goods	542	644
Work in process	1,522	1,287

Total	$7,400	$9,111

At June 30, 2008 and December 31, 2007, reserves were approximately $1.3 million and $1.4 million, respectively.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
5. Investments
Investments are comprised of various debt security instruments including corporate bonds, short-term notes, euro dollar bonds and auction-rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities (as discussed below) and other investments in debt securities as available-for-sale and carry them at fair market value. Changes in the fair value are included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements.
In accordance with our investment policy, we have invested in debt securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. We seek to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk, and reinvestment risk.
The following table presents the fair market value amounts, by major security types for our investments in debt securities:

	June 30, 2008	December 31, 2007
	Fair Value	Fair Value
Auction-rate securities	$1,300	$10,800
Corporate bonds	5,123	6,913
Short-term notes	7,936	4,889
Certificates of deposit	—	2,000
Commercial paper	—	2,487
Municipal bonds	—	1,492
Euro dollar bonds	1,006	1,008

Total investments	$15,365	$29,589

Auction-rate securities represent interests in collateralized debt obligations with high-quality credit ratings, the majority of which are collateralized by bonds and other financial instruments. Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days. Because of the short interest rate reset period, we record auction-rate securities as current available-for-sale securities. As of June 30, 2008, we held auction-rate securities which experienced failed auctions in fiscal 2008. All securities that had failed auctions had experienced at least one successful auction in fiscal 2008 and the carrying values were not adversely affected. If the auction process fails in the future for any of our auction-rate securities, our ability to liquidate these instruments as well as the carrying value of the instruments themselves could be adversely affected.
6. Currency Rate Swap
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, we will report the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings. As of June 30, 2008, the swap is carried at its fair value, which is currently in a loss position, of approximately $8.3 million and is included in other non-current liabilities in the condensed consolidated balance sheets.

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	June 30,	Identical Assets	Observable Inputs	Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$15,365	$14,065	$1,300	$—
Deferred Comp Trust Plan	850	850	—	—

Total	$16,215	$14,915	$1,300	$—

Liabilities
Currency swap	$8,271	$—	$8,271	$—
Deferred Comp Trust Plan	850	850	—	—

Total	$9,121	$850	$8,271	$—

The amount of total losses for the six months ended June 30, 2008 attributable to the change in unrealized losses relating to liabilities still held at June 30, 2008 was $2.6 million.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At June 30, 2008, we are in a net loss position of $8.3 million on the fair value of the currency swap.
8. Long-Term Debt
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $54.0 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $7.5 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to allow for the add back of up to $9.9 million in non-cash impairment charges in calculating EBITDA for its debt covenant calculations through the quarter ended September 30, 2008. Effective May 30, 2008, the Senior Secured Credit Facility was amended to extend the revolving credit facility for one year to May 29, 2009 and to reduce the amount that may be borrowed under the revolver to $7.5 million from its previous level of $10.0 million. The term loan expires on December 31, 2010. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. At June 30, 2008, $27.0 million was outstanding on the term loan and $7.5 million was outstanding on the revolving credit facility. Scheduled payments under the term loan are due on December 31 of each year.

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
During the first half of 2008, the amount of gross unrecognized tax benefits was reduced by $1.2 million due to the expiration of certain statutes of limitation. Of the unrecognized tax benefits recorded as of June 30, 2008, it is anticipated that over the next 12 months, various tax-related statutes of limitation will expire which will cause a $0.4 million reduction in the unrecognized tax benefits, consisting of $0.3 million in taxes and $0.1 million in accrued interest and penalties. These unrecognized tax benefits relate primarily to transfer pricing. All of these uncertainties relate to discontinued operations.
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
10. Employee Benefit Plans
Net post-retirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$234	$255	$469	$513
Interest cost on APBO	423	342	848	690
Amortization of prior service costs	(4)	(9)	(9)	(9)
Amortization of actuarial loss	1	6	3	6

	$654	$594	$1,311	$1,200

11. Restructuring
During the second quarter of 2008, we implemented a plan to streamline our manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce our cost base accordingly. As part of the plan, we offered a voluntary exit program to employees in selected areas. In total, the plan is expected to reduce our UK employment by approximately 15%, predominately in our manufacturing operations. As a result of these actions, we have recorded severance charges of approximately $0.5 million into cost of revenues in the three and six months ended June 30, 2008. As of June 30, 2008, $0.5 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
During the second quarter of 2008, we implemented a plan to reduce staffing at our combined manufacturing and distribution operations in Hanover, Germany in response to the scheduled loss of a customer in the third quarter of 2008. In total, the plan is expected to reduce our Germany employment by approximately 5%, predominately in our distribution operations. As a result of these actions, we have recorded severance charges of approximately $0.6 million into cost of revenues in the three and six months ended June 30, 2008. As of June 30, 2008, $0.6 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
12. Stockholders’ Equity
Shareholder Rights Plan — On April 2, 2008, the Board of Directors of the Company entered into a Rights Agreement pursuant to which it declared a dividend of one Right (a “Right”) for each outstanding share of the Company’s common stock. The dividend was payable on April 14, 2008, to the stockholders of record at the close of business on that date (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one hundredth of a share of Series A Junior Participating Preferred Stock of the Company, $.01 par value (the “Preferred Stock”), at a price of $3.50 per one hundredth of a share of Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the distribution date under the Rights Agreement. Until the Rights are exercised, the holders thereof will not have rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends.
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
Share Repurchase Program — As previously disclosed, on June 4, 2008, the Board of Directors of the Company announced the approval of the repurchase of up to 10 million shares of common stock of the Company over the next 12 months. The repurchase program will be funded using our available cash. Pursuant to the repurchase program, we intend to purchase shares of our common stock from time to time on the open market or in negotiated transactions as market and business conditions warrant, in compliance with securities laws and other legal requirements, and taking into consideration any potential impact our NOL Carryforward position under Section 382 of the Internal Revenue Code. The repurchase program may be suspended or discontinued at any time. During the second quarter of 2008, we acquired 0.3 million shares of our common stock for a total purchase price of $0.1 million under the approved plan. Separately, in the first quarter of 2008, we acquired, in a privately negotiated transaction with a non-affiliate, 1.5 million shares of our common stock for a total purchase price of $0.7 million.
13. Discontinued Operations
The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of June 30, 2008 and December 31, 2007.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
Results for discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$—

Income (loss) from discontinued operations:
Loss from operations before income taxes	(34)	(185)	(66)	(381)
Provision (benefit) for income taxes	111	(739)	(1,088)	(631)

Income (loss) from operations	$(145)	$554	$1,022	$250

Gain on disposal before income taxes	—	88	—	1,176
Provision for income taxes	—	—	—	—

Gain on disposal of discontinued operations	—	88	—	1,176

Income (loss) from discontinued operations	$(145)	$642	$1,022	$1,426

The income (loss) from discontinued operations consists of operating losses incurred in the Messaging and Paging segments adjusted for a gain on disposal of the Messaging segment which includes charges for transaction costs. The first half of 2008 includes a credit of $1.2 million for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.
14. Segment Reporting
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
Universal accounted for revenues of $60.7 million and $124.7 million, or 76.4% and 76.7% of total revenues for the three and six months ended June 30, 2008, respectively, and $61.1 million and $126.2 million, or 76.2% and 76.9% of total revenues for the three and six months ended June 30, 2007, respectively, and was the only customer to exceed 10% of total revenues.
Geographic Area

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenues		Revenues
	2008	2007	2008	2007
United States	$23,708	$29,255	$48,172	$59,394
United Kingdom	14,192	13,133	28,774	28,041
Germany	38,988	35,791	81,583	72,833
Other	2,528	1,977	4,017	3,898

Consolidated	$79,416	$80,156	$162,546	$164,166

Revenues are reported in the above geographic areas based on product shipment destination and service origination.
15. Loss per Common Share
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

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
The following table sets forth the computation of loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations	$(5,339)	$(4,724)	$(12,726)	$(11,439)
Income (loss) from discontinued operations, net of tax	(145)	554	1,022	250
Gain on sale of Messaging business	—	88	—	1,176

Net loss	$(5,484)	$(4,082)	$(11,704)	$(10,013)

Denominator:
Denominator for basic loss per share — weighted average shares	68,625	69,770	69,350	69,702
Effect of dilutive securities: stock options	—	—	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	68,625	69,770	69,350	69,702

Loss per weighted average common share (1):
Loss from continuing operations	$(0.08)	$(0.07)	$(0.18)	$(0.16)
Income (loss) from discontinued operations	—	0.01	0.01	—
Gain on sale of Messaging business	—	—	—	0.02

Loss per weighted average common share	$(0.08)	$(0.06)	$(0.17)	$(0.14)

Loss per weighted average diluted common share (1):
Loss from continuing operations	$(0.08)	$(0.07)	$(0.18)	$(0.16)
Income (loss) from discontinued operations	—	0.01	0.01	—
Gain on sale of Messaging business	—	—	—	0.02

Loss per weighted average common share	$(0.08)	$(0.06)	$(0.17)	$(0.14)

Dilutive securities not included above due to anti-dilutive effect	—	203	—	352
Anti-dilutive securities not included above: stock options	1,414	2,422	1,412	2,356

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
There were no shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the three and six months ended June 30, 2008 and June 30, 2007, as their effect would be anti-dilutive.
16. Commitments and Contingencies
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
Shareholder Derivative Actions — On September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against the Company (as nominal defendant) and against certain of our current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of the Company, contained a variety of allegations relating to the backdating of certain stock option grants. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions were identical to each other, and asserted the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws.

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
On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions. The agreement is subject to the approval of the Court. Pursuant to the settlement agreement, the Company’s insurer will pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and will pay for the costs of notifying the Company’s shareholders of the settlement. The Company will also implement certain changes to its Equity Compensation Policy and adopt related reform policies. In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions will dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints. The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and on April 30, 2008 the Court granted preliminary approval of the settlement and scheduled a settlement hearing originally for July 2, 2008, which has been postponed to August 12, 2008. The settlement agreement remains subject to the approval of the Court and will not be approved until the Court issues a final approval order.
Patent Litigation — In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008. This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008. In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and in addition to naming EDC and the Company have named James Caparro and Jordan Copland as defendants in their capacities as former and acting CEO of EDC. While the discovery process has only recently begun, EDC does not believe the complaint has merit and has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement. In June 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against Entertainment Distribution Company GmbH, a subsidiary of EDC (“GmbH”), and certain managers of GmbH (the “German Complaint”), demanding payment of approximately $1.8 million plus interest. GmbH has indemnification rights under certain contractual arrangements covering the alleged claims. EDC and GmbH intend to vigorously defend these actions. At this early stage in these matters, the Company is not able to assess the likelihood of a favorable outcome.

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
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon (i) existing authoritative pronouncements; (ii) analogy to such pronouncements if not within their scope; or (iii) a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for us beginning January 1, 2009, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the impacts and disclosures of this standard, but would not expect EITF Issue No. 07-1 to have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS No. 161 on our consolidated financial statements.

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
Overview
Revenues for the three months ended June 30, 2008 and 2007 were $79.4 million and $80.2 million, respectively, a decrease of 1.0% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in revenues includes a reduction of $6.5 million primarily due to volume declines from our U.S. operations, which offset the impact of favorable exchange rate fluctuations of $5.5 million. The results for the three months ended June 30, 2008 included a loss from continuing operations of $5.3 million compared to a loss from continuing operations of $4.7 million for the three months ended June 30, 2007.
Revenues for the six months ended June 30, 2008 and 2007 were $162.5 million and $164.2 million, respectively, a decrease of 1.0% for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The decrease in revenues includes a reduction of $12.8 million primarily due to volume declines from our U.S. operations, which offset the impact of favorable exchange rate fluctuations of $11.1 million. The results for the six months ended June 30, 2008 included a loss from continuing operations of $12.7 million compared to a loss from continuing operations of $11.4 million for the six months ended June 30, 2007.
Results of Continuing Operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
Revenues. Revenues for the second quarter of 2008 were $79.4 million compared to $80.2 million for the second quarter of 2007. The following table illustrates the components of changes in our revenue when comparing the second quarter of 2007 to the second quarter of 2008 by revenue line.

	June 30,			Exchange	June 30,
	2007	Volume	Price/Mix	Rate	2008
Product Revenues	$62.8	$(6.1)	$0.2	$3.6	$60.5
Service Revenues	17.4	(1.0)	0.6	1.9	18.9

Total Revenue	$80.2	$(7.1)	$0.8	$5.5	$79.4

Product Revenues. Product revenues were $60.5 million in the second quarter of 2008 compared to $62.8 million in the second quarter of 2007. The decrease is primarily due to volume declines in our U.S. operations offset in part by favorable exchange rate fluctuations from the strengthening of the Euro. Our U.S. operations’ CD volumes for the second quarter of 2008 were down 26.8% compared to the same period of 2007, offset partially by a 25.8% increase in DVD volumes. The decline in CD volumes reflects a continued weak retail CD market in the U.S. Our central European operations benefited from favorable exchange rate fluctuations, which offset the impact of revised pricing which went into effect in the second half of 2007 and lower revenue from our primary customer. Revenues of our UK operations in the second quarter of 2008 increased slightly compared to the second quarter of 2007 due to improved pricing and increased revenues from our primary customer.

Service Revenues. Service revenues were $18.9 million in the second quarter of 2008 compared to $17.4 million in the second quarter of 2007. Our central European operations benefited from favorable exchange rate fluctuations and improved pricing for special retail shipments, which was offset by a slight decrease in volumes in the second quarter of 2008 compared to the same period of 2007. Our U.S. operations experienced a 15.1% decline in volumes reflecting a continued weak retail CD market in the U.S.
Gross Profit on Product Revenues and Service Revenues. Gross profits were 12.0% of revenues during the second quarter of 2008 compared to 12.2% of revenues in the second quarter of 2007. The following table shows the elements impacting our gross profit when comparing the second quarter of 2007 to the second quarter of 2008 by revenue line.

	June 30, 2007		Volume		Cost/Mix		Exchange Rate		June 30, 2008
	$	%	$	%	$	%	$	%	$	%
Product Revenues	$6.6	10.5%	$(1.8)	-2.4%	$(0.1)	-0.1%	$0.6	0.8%	$5.3	8.8%
Service Revenues	3.2	18.7%	(0.5)	-1.9%	0.9	3.4%	0.6	2.2%	4.2	22.4%

Total Gross Profit	$9.8	12.2%	$(2.3)	-2.0%	$0.8	0.8%	$1.2	1.0%	$9.5	12.0%

Product Revenues. Gross profit on product revenues was $5.3 million, or 8.8% of product revenues, in the second quarter of 2008 compared to $6.6 million, or 10.5% of product revenues, in the second quarter of 2007. The gross profit of our U.S. operations declined due to reduced production which we were not able to fully offset with cost reductions. Gross profit in our central European operations increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to the impact of favorable exchange rate fluctuations. The gross profit of our UK operations decreased slightly due to severance related costs recorded during the second quarter of 2008, which offset improved revenue from our primary customer.
Service Revenues. Gross profit on service revenues was $4.2 million, or 22.4% of revenues, in the second quarter of 2008 compared to $3.2 million, or 18.7% of revenues, in the second quarter of 2007. Our central European operations gross profit on service revenues improved in the second quarter of 2008 compared to the second quarter of 2007 primarily due to favorable exchange rate fluctuations and improved pricing for special retail shipments, which offset severance related costs recorded during the second quarter of 2008. Our U.S. operations gross profit on service revenue declined due to volume declines, which we were not able to fully offset with cost reductions.
Selling, General and Administrative Expense (SG&A). SG&A expense was $12.6 million in the second quarter of 2008 compared to $12.2 million in the second quarter of 2007. The increase is primarily due to an unfavorable impact from exchange rate changes, offset in part by lower professional fees related to stock option litigation and consulting and a decrease in compensation costs, including expense related to stock compensation and profits interests at EDC.
Amortization of Intangible Assets. Amortization expense was $2.5 million in the second quarter of 2008 compared to $2.1 million in the second quarter of 2007. The increase is due to an unfavorable exchange rate impact and an adjustment to reduce the amortization period. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of our acquisition of EDC in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in the second quarter of 2008 was $0.9 million compared to $1.2 million in the second quarter of 2007. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts and investments. The decrease reflects lower interest rates and cash balances during the second quarter of 2008.
Interest Expense. Interest expense in the second quarter of 2008 was $1.0 million compared to $1.3 million in the second quarter of 2007. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the second quarter of 2008.

Gain (Loss) on Currency Swap, net. We recorded a gain on our currency swap of less than $0.1 million in the second quarter of 2008 compared to a loss of $0.4 million in the second quarter of 2007. The currency swap is not subject to hedge accounting, instead, fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain (Loss) on Currency Transaction, net. We recorded a loss of less than $0.1 million in the second quarter of 2008 compared to a gain of $0.2 million in the second quarter of 2007, on intercompany transactions with our international operations denominated in their local currency.
Income Taxes. We recorded income tax benefit of $0.1 million in the second quarter of 2008 compared to a benefit of less than $0.1 million in the second quarter of 2007. No tax benefit has been recorded related to losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at June 30, 2008. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Six months ended June 30, 2008 compared to the six months ended June 30, 2007
Revenues. Revenues for the first half of 2008 were $162.5 million compared to $164.2 million for the first half of 2007. The following table illustrates the components of changes in our revenue when comparing the first half of 2007 to the first half of 2008 by revenue line.

	June 30,			Exchange	June 30,
	2007	Volume	Price/Mix	Rate	2008
Product Revenues	$127.3	$(11.7)	$—	$7.2	$122.8
Service Revenues	36.9	(1.5)	0.4	3.9	39.7

Total Revenue	$164.2	$(13.2)	$0.4	$11.1	$162.5

Product Revenues. Product revenues were $122.8 million in the first half of 2008 compared to $127.3 million in the first half of 2007. The decrease is primarily due to volume declines in our U.S. operations offset in part by favorable exchange rate fluctuations from the strengthening of the Euro. Our central European operations experienced lower per unit pricing primarily due to revised pricing with our primary customer. Our U.S. operations’ CD volumes for the first half of 2008 were down 26.2% compared to the same period of 2007, offset partially by a 15.5% increase in DVD volumes. The decline in CD volumes reflects a continued weak retail CD market in the U.S. Revenues of our UK operations increased in the first half of 2008 due to improved pricing and increased revenues from our primary customer, offset in part by a decrease in volume from other customers.
Service Revenues. Service revenues were $39.7 million in the first half of 2008 compared to $36.9 million in the first half of 2007. Our central European operations benefited from favorable exchange rate fluctuations and improved pricing for special retail shipments. The decline in our U.S. operations was due to a 13.4% decline in volumes reflecting a continued weak retail CD market in the U.S.
Gross Profit on Product Revenues and Service Revenues. Gross profits were 12.8% of revenues during the first half of 2008 compared to 12.6% of revenues in the first half of 2007. The following table shows the elements impacting our gross profit when comparing the first half of 2007 to the first half of 2008 by revenue line.

	June 30, 2007		Volume		Cost/Mix		Exchange Rate		June 30, 2008
	$	%	$	%	$	%	$	%	$	%
Product Revenues	$13.3	10.4%	$(3.4)	-2.1%	$0.3	0.3%	$1.2	0.7%	$11.4	9.3%
Service Revenues	7.4	20.1%	(0.7)	-1.3%	1.5	2.7%	1.2	2.2%	9.4	23.7%

Total Gross Profit	$20.7	12.6%	$(4.1)	-7.9%	$1.8	3.5%	$2.4	4.6%	$20.8	12.8%

Product Revenues. Gross profit on product revenues was $11.4 million, or 9.3% of product revenues, in the first half of 2008 compared to $13.3 million, or 10.4% of product revenues, in the first half of 2007. The gross profit of our U.S. operations declined due to reduced production which we were unable to fully offset with cost reductions. Gross profit in our central European operations increased compared to the first half of 2007 primarily due to the impact of favorable exchange rate fluctuations. Gross profit in our UK operations increased slightly due to improved revenues and pricing from our primary customer which offset severance related cost recorded in the first half of 2008 and lower volumes from other customers.
Service Revenues. Gross profit on service revenues was $9.4 million, or 23.7% of revenues, in the first half of 2008 compared to $7.4 million, or 20.1% of revenues, in the first half of 2007. Our central European operations gross profit on service revenues improved in the first half of 2008 compared to the first half of 2007 primarily due to favorable exchange rate fluctuations and improved labor and cost efficiencies, offset in part by severance related costs recorded in the first half of 2008. Our U.S. operations gross profit on service revenues declined due to volume declines, which we were not able to fully offset with cost reductions. The U.S. operations benefited from a higher level of returns during the first half of 2008 compared to the first six months of 2007.
Selling, General and Administrative Expense (SG&A). SG&A expense was $25.3 million in the first half of 2008 compared to $27.5 million in the first half of 2007. The decrease is primarily due to lower professional fees related to stock option litigation and consulting and a decrease in compensation costs, including expense related to stock compensation and profits interests at EDC, offset in part by an unfavorable impact from exchange rate changes.
Amortization of Intangible Assets. Amortization expense was $4.8 million in the first half of 2008 compared to $4.1 million in the first half of 2007. The increase is due to an unfavorable exchange rate impact and an adjustment to reduce the amortization period. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of our acquisition of EDC in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in the first half of 2008 was $2.0 million compared to $2.4 million in the first half of 2007. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts and investments. The decrease reflects lower interest rates and cash balances during the first half of 2008.
Interest Expense. Interest expense in the first half of 2008 was $2.1 million compared to $2.6 million in the first half of 2007. Our interest expense includes interest on our term debt, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the first half of 2008.
Losses on Currency Swap, net. We recorded losses on our currency swap of $2.6 million and $0.7 million in the first half of 2008 and 2007, respectively. The losses are due to the strengthening of the Euro against the U.S. dollar. The currency swap is not subject to hedge accounting, instead, fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain (Loss) on Currency Transaction, net. We recorded a loss of $0.6 million in the first half of 2008 compared to a gain of $0.3 million in the first half of 2007, on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded income tax expense of $0.4 million in the first half of 2008 compared to a benefit of $0.1 million in the first half of 2007. The expense in the first half of 2008 relates primarily to an increase in taxable income from our central European and UK operations. No tax benefit has been recorded related to losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at June 30, 2008. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Financial Condition and Liquidity
Overview
At June 30, 2008, we had cash and cash equivalents and short-term investments totaling $78.0 million. As of June 30, 2008, we had short-term investments of $15.4 million, comprised primarily of corporate bonds, short-term notes, euro dollar bonds and auction-rate securities (totaling $1.3 million). At June 30, 2008, our principal sources of liquidity were our $62.6 million of unrestricted cash and cash equivalents and $15.4 million of short-term investments. Our cash generally consists of money market demand deposits. We had investments in auction-rate securities held at June 30, 2008 that experienced failed auctions in fiscal 2008. All of these securities had experienced at least one successful auction in fiscal 2008. If the market for auction-rate securities were to deteriorate further in 2008, our ability to liquidate these instruments would be adversely affected.
We expect to use our cash and cash equivalents for working capital, payments of long-term debt obligations and other general corporate purposes, including the expansion and development of our existing products and markets, and potential strategic opportunities.
Derivative Activities
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At June 30, 2008, we are in a net loss position of $8.3 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash used in operating activities in the six months ended June 30, 2008 was $4.8 million compared to $7.0 million in the six months ended June 30, 2007, primarily due to working capital changes of $8.9 million, offset in part by $3.0 million in income (adjusted for non-cash items) and increases in pension and benefit obligations of $1.3 million. The working capital changes in the first half of 2008 were primarily driven by decreases in accounts payable and accrued liabilities and income taxes of $9.3 million and $8.6 million, respectively, and an increase in prepaid and other current assets of $0.6 million, offset by decreases in accounts receivable and inventory of $7.6 million and $2.0 million, respectively. Income (adjusted for non-cash items) improved by $1.1 million from income (adjusted for non-cash items) of $2.0 million for the six months ended June 30, 2007 primarily due to lower professional fees related to stock option litigation and consulting costs in the six months ended June 30, 2008.
Working capital changes in the six months ended June 30, 2008 included, without limitation:
•	A decrease of $9.3 million in accounts payable for the first half of 2008, compared to a decrease of $2.0 million in the first half of 2007, primarily due to the timing of payments around the end of 2007 compared to the end of 2006 and low season production.

•	A decrease of $8.6 million in accrued liabilities and income taxes payable for the first half of 2008, compared to a decrease of $15.4 million in the first half of 2007. The first half of 2008 included payments of $6.1 million for 2006 and 2007 German income taxes and $2.6 million related to VAT taxes. The first half of 2007 included payments of $7.0 million for 2005, 2006 and 2007 German and UK income taxes, $2.0 million related to Messaging sale closing costs and $1.3 million related to a legal settlement from the Messaging business.

•	An increase in prepaid and other current assets of $0.6 million for the first half of 2008, compared to an increase of $2.0 million in the first half of 2007, was primarily due to prepaid trade taxes of $2.3 million in Germany and UK prepaid income taxes of $0.3 million, offset in part by the timing of pass-through costs in Germany.

•	A decrease of $7.6 million in accounts receivable for the first half of 2008 compared to a decrease of $8.3 million in the first half of 2007. Payment terms for our UK’s Universal business contractually changed from 60 days in the first half of 2007 to the current 15 days. The first half of 2008 also reflected lower sales volumes in our U.S. operations.

•	A decrease of $2.0 million in inventories for the first half of 2008 compared to a decrease of $0.4 million in the first half of 2007. The 2008 decrease reflects the seasonally high year-end usage of raw materials inventories in the U.S. and UK and lower production in the U.S.
Investing Activities. Investing activities in the first half of 2008 included capital expenditures of $1.8 million and proceeds of $23.2 million from the sale of certain investments in debt securities. Also, during the first half of 2008, $8.9 million of cash was invested in various debt securities available for sale and classified in the condensed consolidated balance sheet as investments.
Financing Activities. During the six months ended June 30, 2008, we made scheduled payments of $15.5 million under our long-term debt and capital lease obligations and $1.3 million under our employee loan agreements, which was comparable to the payments made in 2007 period. We also borrowed $7.5 million on our revolving credit facility and repurchased 1.8 million shares of our common stock for $0.8 million.
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association for an aggregate principal amount of $54.0 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $7.5 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to allow for the add back of up to $9.9 million in non-cash impairment charges in calculating EBITDA for its debt covenant calculations through the quarter ended September 30, 2008. Effective May 30, 2008, the Senior Secured Credit Facility was amended to extend the revolving credit facility for one year to May 29, 2009 and to reduce the amount that may be borrowed under the revolver to $7.5 million from its previous level of $10.0 million. The term loan expires on December 31, 2010. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. At June 30, 2008, $27.0 million was outstanding on the term loan and $7.5 million was outstanding on the revolving credit facility. Scheduled payments under the term loan are due on December 31 of each year.
The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein. As of June 30, 2008, we were in compliance with all such covenants, as amended, under the facility.

Capital Expenditures
Capital expenditures amounted to approximately $1.8 million in the first half of 2008 and are anticipated to be approximately $2.0 million for the remaining six months of 2008. Anticipated expenditures in 2008 primarily relate to normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.
Outlook
The difficult operating environment and economic trends that we saw in the first quarter of 2008 continued in the second quarter of 2008. This is particularly true in the U.S. market where soft retail CD sales and the relatively small number of new major releases continue to be an issue. During the second quarter of 2008, the U.S. music industry reported physical sales declines of approximately 11% compare to the second quarter of 2007, which are in line with declines experience in the first quarter of 2008. Our international operations continue to fair much better and we saw only a slight decline in unit levels from the second quarter of 2007. As a result, we expect full-year declines for our international operations to be much lower than the declines we have seen and expect in our U.S. operations. Overall, we expect the challenging and difficult operating environment to continue throughout the duration of 2008 and anticipate global industry declines of approximately 10-12% for the full year.
To offset the impact of these declines, we are continuing our cost-savings initiatives to right size our operating capacity. Through this effort, during the second quarter of 2008, we implemented restructuring plans in our UK and central European operations to reflect industry and customer base changes and to adjust our cost base accordingly. Likewise, we continue to make strong strides towards our goal of approximately $10 million in savings through the reduction of controllable expenses. Our efforts will continue towards this goal through our cost-savings initiatives and operational efficiency projects throughout the remainder of 2008.
As we enter what is historically our most active part of the year, we believe we are well positioned to meet our customers’ peak supply needs. Additionally, our goal is to ensure we are able to operate as close to capacity as we can during our peak delivery months. Accordingly, we are actively managing labor requirements, monitoring operating efficiencies and maximizing capacity utilization in each of our manufacturing and distribution operations.
In terms of our exploration of strategic opportunities for EDC, we remain open to, and continue discussions with regard to, certain transactions. These transactions, however, are unlikely to involve a divestiture of EDC, LLC in the near future. Regarding the EDCI assets, we have accelerated our search for a new business to utilize our cash and net operating losses carryforwards. While we are cautious due to the current economic environment and credit market, valuations are getting better and organizations are looking for creative solutions. There can be no assurance that a transaction will be available to EDCI on terms which EDCI finds acceptable, or at all.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. We believe that there have been no significant changes to such critical accounting policies and estimates during the six months ended June 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit, and the market for auction rate securities. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. There have been no material changes to such exposure during the six months ended June 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2008:

			Total number of	Maximum number of
			shares purchased	shares that may yet
	Total number	Average	as part of publicly	be purchased under
	of shares	price paid	announced plans or	the plans or
Period	purchased	per share	programs	programs
April 1 through April 30	—	—	—	—
May 1 through May 31	—	—	—	—
June 1 through June 30	311,700	$0.51	311,700	9,688,300
Total	311,700	$0.51	311,700	9,688,300

ITEM 5. OTHER INFORMATION
During the second quarter of 2008, we implemented a plan to streamline our manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce our cost base accordingly. As part of the plan, we offered a voluntary exit program to employees in selected areas. In total, the plan is expected to reduce our UK employment by approximately 15%, predominately in our manufacturing operations. As a result of these actions, we have recorded severance charges of approximately $0.5 million into cost of revenues in the three and six months ended June 30, 2008. As of June 30, 2008, $0.5 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
During the second quarter of 2008, we implemented a plan to reduce staffing at our combined manufacturing and distribution operations in Hanover, Germany in response to the scheduled loss of a customer in the third quarter of 2008. In total, the plan is expected to reduce our Germany employment by approximately 5%, predominately in our distribution operations. As a result of these actions, we have recorded severance charges of approximately $0.6 million into cost of revenues in the three and six months ended June 30, 2008. As of June 30, 2008, $0.6 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERTAINMENT DISTRIBUTION COMPANY, INC.
	By:	/s/ Jordan M. Copland
Jordan M. Copland
Date: August 7, 2008		Interim Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Financial Officer)

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Composite Certificate of Incorporation of the Registrant reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of the Registrant effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

3.3	Certificate of Ownership and Merger of Entertainment Distribution Company Merger Sub, Inc. into Glenayre Technologies, Inc. dated May 10, 2007 was filed May 10, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

10.1	Sixth Amendment to Credit Agreement dated May 30, 2008, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrants’ current report on Form 8-K dated May 21, 2008 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.