Form 10-Q
period 2008-09-30
EDCI HOLDINGS, INC.
filed 2008-11-05
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34015
EDCI HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2694280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

825 8th Avenue, 23rd Floor, NY, NY (Address of Principal Executive Offices)	10019 (Zip Code)
(212) 333-8400
(Registrant’s Telephone Number, Including Area Code)
NOT APPLICABLE

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at November 1, 2008 was 6,694,642 shares.

EDCI Holdings, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
EDCI Holdings, Inc.
We have reviewed the condensed consolidated balance sheet of EDCI Holdings, Inc. and subsidiaries as of September 30, 2008, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the nine month period ended September 30, 2008, and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of EDCI Holdings, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 11, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Indianapolis, Indiana
October 30, 2008

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(unaudited)	2007
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$77,594	$63,850
Restricted cash	1,770	1,940
Investments	3,417	29,589
Accounts receivable, net of allowances for doubtful accounts of $3,670 and $3,328 for 2008 and 2007, respectively	29,592	35,577
Current portion of long-term receivable	474	515
Inventories, net	9,553	9,111
Prepaid expenses and other current assets	20,740	16,180
Deferred income taxes	244	277

Total Current Assets	143,384	157,039
Restricted cash	26,088	26,015
Property, plant and equipment, net	46,543	55,245
Long-term receivable	3,799	4,244
Intangible assets	36,961	44,604
Deferred income taxes	1,482	1,934
Other assets	6,366	6,940

TOTAL ASSETS	$264,623	$296,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,353	$33,287
Accrued expenses and other liabilities	34,773	37,503
Income taxes payable	128	3,697
Deferred income taxes	—	126
Loans from employees	1,170	1,267
Current portion of long-term debt	18,546	24,364

Total Current Liabilities	85,970	100,244
Other non-current liabilities	10,148	12,185
Loans from employees	2,394	3,646
Long-term debt	20,222	21,589
Pension and other defined benefit obligations	37,323	36,155
Deferred income taxes	9,473	10,195

Total Liabilities	165,530	184,014
Minority interest in subsidiary company	5,514	5,771
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares issued and outstanding	—	—
Common stock, $.02 par value; authorized: 15,000,000 shares, issued:
September 30, 2008 — 7,019,436 shares; December 31, 2007 — 7,015,594 shares	140	140
Additional paid in capital	371,046	370,928
Accumulated deficit	(284,025)	(273,333)
Accumulated other comprehensive income	7,845	8,501
Treasury stock at cost:
September 30, 2008 — 324,794 shares; December 31, 2007 — 0 shares	(1,427)	—

Total Stockholders’ Equity	93,579	106,236

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$264,623	$296,021

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$68,141	$76,233
Service revenues	19,670	20,397

Total Revenues	87,811	96,630

COST OF REVENUES:
Cost of product revenues	60,338	66,114
Cost of service revenues	14,060	14,901

Total Cost of Revenues	74,398	81,015

GROSS PROFIT	13,413	15,615
OPERATING EXPENSES:
Selling, general and administrative expense	11,389	12,106
Amortization of intangible assets	2,393	2,109

Total Operating Expenses	13,782	14,215

OPERATING INCOME (LOSS)	(369)	1,400

OTHER INCOME (EXPENSE):
Interest income	846	1,063
Interest expense	(840)	(1,081)
Gain (loss) on currency swap, net	3,474	(1,658)
Gain (loss) on currency transaction, net	(1,371)	645
Other income (expense), net	(352)	4

Total Other Income (Expense)	1,757	(1,027)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,388	373
Income tax provision (benefit)	484	(233)
Minority interest income	39	(18)

INCOME FROM CONTINUING OPERATIONS	865	624
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	147	(481)
GAIN ON SALE OF MESSAGING BUSINESS	—	111

NET INCOME	$1,012	$254

INCOME PER WEIGHTED AVERAGE COMMON SHARE (1):
Income from continuing operations	$0.13	$0.09
Discontinued Operations:
Income (loss) from discontinued operations	0.02	(0.07)
Gain on sale of Messaging business	—	0.02

Net income per weighted average common share	$0.15	$0.04

INCOME PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Income from continuing operations	$0.13	$0.09
Discontinued Operations:
Income (loss) from discontinued operations	0.02	(0.07)
Gain on sale of Messaging business	—	0.02

Net income per diluted weighted average common share	$0.15	$0.04

(1)	Income per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$190,964	$203,500
Service revenues	59,393	57,296

Total Revenues	250,357	260,796

COST OF REVENUES:
Cost of product revenues	171,741	180,104
Cost of service revenues	44,425	44,416

Total Cost of Revenues	216,166	224,520

GROSS PROFIT	34,191	36,276
OPERATING EXPENSES:
Selling, general and administrative expense	36,705	39,582
Amortization of intangible assets	7,231	6,223

Total Operating Expenses	43,936	45,805

OPERATING LOSS	(9,745)	(9,529)

OTHER INCOME (EXPENSE):
Interest income	2,893	3,415
Interest expense	(2,932)	(3,717)
Gain (loss) on currency swap, net	881	(2,406)
Gain (loss) on currency transaction, net	(1,965)	984
Other income (expense), net	(344)	71

Total Other Expense	(1,467)	(1,653)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(11,212)	(11,182)
Income tax provision (benefit)	852	(349)
Minority interest income	(203)	(18)

LOSS FROM CONTINUING OPERATIONS	(11,861)	(10,815)
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	1,169	(231)
GAIN ON SALE OF MESSAGING BUSINESS	—	1,287

NET LOSS	$(10,692)	$(9,759)

LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations	$(1.72)	$(1.55)
Discontinued Operations:
Income (loss) from discontinued operations	0.17	(0.03)
Gain on sale of Messaging business	—	0.18

Net loss per weighted average common share	$(1.55)	$(1.40)

LOSS PER WEIGHTED AVERAGE DILUTED COMMON SHARE:
Loss from continuing operations	$(1.72)	$(1.55)
Discontinued Operations:
Income (loss) from discontinued operations	0.17	(0.03)
Gain on sale of Messaging business	—	0.18

Net loss per diluted weighted average common share	$(1.55)	$(1.40)

(1)	Loss per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income	Shares	Amount	Loss

Balances, January 1, 2008	7,016	$140	$370,928	$(273,333)	$8,501	—	$—
Net loss	—	—	—	(10,692)	—	—	—	$(10,692)
Foreign currency translation	—	—	—	—	(410)	—	—	(410)
Post-retirement and pension benefit obligation adjustment	—	—	—	—	(7)	—	—	(7)
Net unrealized investment losses	—	—	—	—	(239)	—	—	(239)

Comprehensive loss	—	—	—	—	—	—	—	$(11,348)

Shares issued for restricted stock awards	4	—	118	—	—	—	—
Acquisition of treasury stock	—	—	—	—	—	(325)	(1,427)

Balances, September 30, 2008	7,020	$140	$371,046	$(284,025)	$7,845	(325)	$(1,427)

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,692)	$(9,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of messaging business	—	(1,287)
Depreciation and amortization	17,853	16,096
Stock compensation expense	118	710
Compensation expense on profit interest in EDC, LLC	—	481
Unrealized (gain) loss on currency swap	(881)	2,406
Foreign currency transaction (gain) loss	1,965	(984)
Gain on adjustment to discontinued operations tax payable	(1,169)	(52)
Deferred income taxes	(220)	(1,352)
Non-cash interest expense	783	1,505
Minority interest income	(203)	(18)
Other	114	(363)
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(456)	(720)
Accounts receivable	4,505	(1,782)
Inventories	(800)	(2,420)
Prepaid and other current assets	(1,940)	(4,596)
Long-term receivables	414	1,542
Other assets	265	(455)
Accounts payable	(830)	6,655
Accrued liabilities and income taxes payable	(8,974)	(11,509)
Other liabilities	1,985	2,172

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,837	(3,730)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,375)	(5,576)
Purchase of available-for-sale securities	(12,615)	(15,400)
Proceeds from the sale of short-term securities	38,523	—
Proceeds from settlements related to the EDC acquisition and Messaging sale	—	3,149

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	23,533	(17,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,277)	(1,286)
Proceeds from revolving credit facility	7,500	—
Repayment of long-term borrowing	(15,574)	(14,269)
Acquisitions of treasury stock	(1,396)	—
Issuance of common stock under our stock-based compensation and stock purchase plans	—	741

NET CASH USED IN FINANCING ACTIVITIES	(10,747)	(14,814)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(879)	1,977

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,744	(34,394)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,850	96,088

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,594	$61,694

SUPPLEMENTAL CASH FLOW INFORMATION:
Non cash transactions:
Pension and post-retirement benefit obligation adjustment	$—	$468
Non cash capital additions	$—	$620
See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
1. Business and Basis of Presentation
EDCI Holdings, Inc. (“EDCIH” or the “Company”), is a recently formed holding company and parent of Entertainment Distribution Company, Inc. (“EDCI”), which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company in the manufacturing and distribution segment of the entertainment industry. We have one reportable business segment operated by our subsidiary, Entertainment Distribution Company, LLC (“EDC”). EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group (“Universal”).
Effective August 25, 2008, EDCI consummated a reorganization, pursuant to which EDCI became a wholly owned subsidiary of the Company and each ten shares of common stock of EDCI were exchanged for the right to receive one share of common stock of the Company. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of the reorganization. Following the reorganization, the Company holds 100% of the stock of EDCI and the consolidated assets, liabilities and stockholders’ equity of the Company are the same as the consolidated assets, liabilities and stockholders’ equity of EDCI immediately prior to the reorganization. On August 25, 2008, the stock of EDCI ceased trading on the Nasdaq Global Market and the stock of the Company now trades on the Nasdaq Capital Market.
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
The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. The financial statements include the accounts of EDCIH and its wholly-owned as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCIH and its subsidiaries in their respective countries of operation. The consolidated accounts include 100% of the assets and liabilities of our majority owned subsidiaries, and the ownership interests of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation.
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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
4. Inventories
Inventories, net at September 30, 2008 and December 31, 2007 consisted of:

	September 30,	December 31,
	2008	2007
Raw materials	$5,761	$7,180
Finished goods	1,547	644
Work in process	2,245	1,287

Total	$9,553	$9,111

At September 30, 2008 and December 31, 2007, reserves were approximately $1.2 million and $1.4 million, respectively.
5. Investments
Investments are comprised of various debt security instruments including short-term notes, euro dollar bonds and auction-rate securities. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on our ability to market and sell these instruments, we classify auction-rate securities (as discussed below) and other investments in debt securities as available-for-sale and carry them at fair market value. Changes in the fair value are included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements, except for auction-rate securities as described below.
During 2008, we liquidated the majority of our investments portfolio and directed the proceeds into treasury bill investments, which are classified as cash and cash equivalents in the accompanying condensed consolidated balance sheets. We recorded losses on sales of investments of $0.2 million in 2008, which are included in other income (expense) in the accompanying condensed consolidated statements of operations.
The following table presents the fair market value amounts, by major security types for our investments in debt securities:

	September 30, 2008	December 31, 2007
	Fair Value	Fair Value

Auction-rate securities	$1,170	$10,800
Corporate bonds	—	6,913
Short-term notes	640	4,889
Certificates of deposit	—	2,000
Commercial paper	—	2,487
Municipal bonds	—	1,492
Euro dollar bonds	1,607	1,008

Total investments	$3,417	$29,589

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids. For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks. At September 30, 2008, our auction-rate securities portfolio, consisting of two investments, was subject to failed auctions; however, we had sold $9.5 million in auction-rate securities during the first nine months of fiscal 2008 at par.
We evaluate the fair value of our auction-rate securities portfolio for impairment at each reporting period. As a result of this review, we determined that the fair value of our auction-rate securities at September 30, 2008 was less than the carrying amount and accordingly we recorded an impairment charge of approximately $0.1 million, which is included in other income (expense) in the accompanying condensed consolidated statements of operations. The estimated fair values could change significantly based on future market conditions. We will continue to assess the fair value of our auction-rate securities for substantive changes in relevant market conditions, changes in our financial condition or other changes that may alter our estimates described above. We may be required to record future impairment charges to earnings if we determine that our investment portfolio has incurred a further permanent decline in fair value.
6. Currency Rate Swap
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings. As of September 30, 2008, the swap is carried at its fair value, which is currently in a loss position of approximately $4.8 million and is included in other non-current liabilities in the condensed consolidated balance sheets.
7. Fair Value Measurements
On January 1, 2008, we adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:
Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.
Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.
The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2008, according to the valuation techniques we used to determine their fair values.

		Fair Value Measurements at Reporting Date
		Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$3,417	$2,247	$—	$1,170
Deferred Comp Trust Plan	765	765	—	—

Total	$4,182	$3,012	$—	$1,170

Liabilities
Currency swap	$4,775	$—	$4,775	$—
Deferred Comp Trust Plan	765	765	—	—

Total	$5,540	$765	$4,775	$—

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction-Rate
Securities
Beginning balance	$10,800
Purchases, sales and settlements, net	(9,500)
Total gains or losses (realized/unrealized) included in earnings	(130)

Ending Balance	$1,170

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Available-For-Sale Securities. We classify our investments in debt securities as available-for-sale and generally classify them as Level 1, except as otherwise noted. Our debt securities include auction-rate securities as described in Note 5. Our investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable due to events described in Note 5. Due to limited market information, we utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at September 30, 2008. The

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.
Deferred Compensation. Our deferred compensation liabilities and the assets that fund our deferred compensation consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
Currency Swap. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. The currency swap is classified as Level 2 investment. At September 30, 2008, we are in a net loss position of $4.8 million on the fair value of the currency swap.
8. Long-Term Debt
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $54.0 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $7.5 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to allow for the add back of up to $9.9 million in non-cash impairment charges in calculating EBITDA for its debt covenant calculations through the quarter ended September 30, 2008. Effective May 30, 2008, the Senior Secured Credit Facility was amended to extend the revolving credit facility for one year to May 29, 2009 and to reduce the amount that may be borrowed under the revolver to $7.5 million from its previous level of $10.0 million. The term loan expires on December 31, 2010. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. At September 30, 2008, $27.0 million was outstanding on the term loan and $7.5 million was outstanding on the revolving credit facility. Scheduled payments under the term loan are due on December 31 of each year. See Note 18.
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
During the first nine months of 2008, the amount of gross unrecognized tax benefits was reduced by $1.2 million due to the expiration of certain statutes of limitation. Of the unrecognized tax benefits recorded as of September 30, 2008, it is anticipated that over the next 12 months, various tax-related statutes of limitation will expire which will cause a $0.6 million reduction in the unrecognized tax benefits, consisting of $0.5 million in taxes and $0.1 million in accrued interest and penalties. These unrecognized tax benefits relate primarily to transfer pricing. All of these uncertainties relate to discontinued operations.
We and our subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. On February 6, 2008, we were notified by the Internal Revenue Service of the intent to audit our 2005 federal tax return. Statutes of limitations remain open for all years beginning with: 1993 for U.S. federal and most state purposes due to unutilized net operating losses (“NOLs”); 2000 for Canada due to unutilized NOLs; 2005 for Germany; and 2006 for the UK.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
10. Employee Benefit Plans
Net post-retirement benefit costs consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Service cost	$215	$273	$684	$786
Interest cost on APBO	387	367	1,235	1,057
Amortization of prior service costs	(5)	(5)	(14)	(14)
Amortization of actuarial loss	4	3	7	9

	$601	$638	$1,912	$1,838

11. Restructuring
During the second quarter of 2008, we implemented a plan to streamline our manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce our cost base accordingly. As part of the plan, we offered a voluntary exit program to employees in selected areas. In total, the plan is expected to reduce our UK employment by approximately 15%, predominately in our manufacturing operations. As a result of these actions, we have recorded severance charges of approximately $1.2 million into cost of revenues in the nine months ended September 30, 2008. We have made payments of $0.6 million related to the plan through September 30, 2008 and as of September 30, 2008, $0.6 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
During the second quarter of 2008, we implemented a plan to reduce staffing at our combined manufacturing and distribution operations in Hannover, Germany in response to the scheduled loss of a distribution customer in the third quarter of 2008. In total, the plan is expected to reduce our Germany employment by approximately 5%, predominately in our distribution operations. As a result of these actions, we have recorded severance charges of approximately $0.7 million into cost of revenues in the nine months ended September 30, 2008. We have made payments of $0.1 million related to the plan and as of September 30, 2008, $0.6 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.
12. Stockholders’ Equity
Shareholder Rights Plan — Effective as of August 25, 2008, upon the consummation of the reorganization described in Note 1, the Company’s Rights Agreement expired in accordance with its terms.
Share Repurchase Program — As previously disclosed, on June 4, 2008, the Board of Directors of the Company announced the approval of the repurchase of up to 1 million shares of common stock of the Company, taking into account the Reorganization, over the next 12 months. The repurchase program will be funded using our available cash. Pursuant to the repurchase program, we intend to purchase shares of our common stock from time to time on the open market or in negotiated transactions as market and business conditions warrant, in compliance with securities laws and other legal requirements, and taking into consideration any potential impact our NOL Carryforward position under Section 382 of the Internal Revenue Code. The repurchase program may be suspended or discontinued at any time. Since the announcement of the plan, we have acquired approximately 0.2 million shares of our common stock for a total purchase price of approximately $0.8 million under the approved plan. Separately, in the first quarter of 2008, we acquired, in a privately negotiated transaction with a non-affiliate, approximately 0.2 million shares of our common stock for a total purchase price of $0.7 million.
13. Discontinued Operations
The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations. Additionally, we reported all of the remaining

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of September 30, 2008 and December 31, 2007.
Results for discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$—	$—	$—	$—

Income (loss) from discontinued operations:
Income (Loss) from operations before income tax	71	12	5	(369)
Provision (benefit) for income taxes	(76)	493	(1,164)	(138)

Income (loss) from operations	$147	$(481)	$1,169	$(231)

Gain on disposal before income taxes	—	111	—	1,287
Provision for income taxes	—	—	—	—

Gain on disposal of discontinued operations	—	111	—	1,287

Income (loss) from discontinued operations	$147	$(370)	$1,169	$1,056

The income (loss) from discontinued operations consists of operating losses incurred in the Messaging and Paging segments adjusted for a gain on disposal of the Messaging segment which includes charges for transaction costs. The nine months ended September 30, 2008 includes a credit of $1.2 million for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.
14. Segment Reporting
We have only one reportable segment EDC, which consists of our CD and DVD manufacturing and distribution operations. We have two product categories: product representing the manufacturing of CDs and DVDs and services representing our distribution of CDs and DVDs. The interim results are not necessarily indicative of estimated results for a full fiscal year. The first half of each calendar year is typically the lowest point in the revenue cycle for our business.
Universal accounted for revenues of $68.7 million and $193.4 million, or 78.2% and 77.2% of total revenues for the three and nine months ended September 30, 2008, respectively, and $71.1 million and $197.3 million, or 73.6% and 75.7% of total revenues for the three and nine months ended September 30, 2007, respectively, and was the only customer to exceed 10% of total revenues.
Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenues		Revenues
	2008	2007	2008	2007
United States	$29,631	$34,557	$77,803	$93,951
United Kingdom	15,563	15,471	44,337	43,512
Germany	40,969	43,863	122,552	116,696
Other	1,648	2,739	5,665	6,637

Consolidated	$87,811	$96,630	$250,357	$260,796

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
15. Income (Loss) per Common Share
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
The following table sets forth the computation of income (loss) per share (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Income (loss) from continuing operations	$865	$624	$(11,861)	$(10,815)
Income (loss) from discontinued operations, net of tax	147	(481)	1,169	(231)
Gain on sale of Messaging business	—	111	—	1,287

Net income (loss)	$1,012	$254	$(10,692)	$(9,759)

Denominator:
Denominator for basic income (loss) per share — weighted average shares	6,797	6,978	6,889	6,985
Effect of dilutive securities: restricted stock awards	2	4	—	—

Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	6,799	6,982	6,889	6,985

Income (loss) per weighted average common share (2):
Income (loss) from continuing operations	$0.13	$0.09	$(1.72)	$(1.55)
Income (loss) from discontinued operations	0.02	(0.07)	0.17	(0.03)
Gain on sale of Messaging business	—	0.02	—	0.18

Income (loss) per weighted average common share	$0.15	$0.04	$(1.55)	$(1.40)

Loss per weighted average diluted common share (2):
Income (loss) from continuing operations	$0.13	$0.09	$(1.72)	$(1.55)
Income (loss) from discontinued operations	0.02	(0.07)	0.17	(0.03)
Gain on sale of Messaging business	—	0.02	—	0.18

Income (loss) per weighted average common share	$0.15	$0.04	$(1.55)	$(1.40)

Dilutive securities not included above due to anti-dilutive effect	—	—	1	23
Anti-dilutive securities not included above: stock options	140	228	140	238

(1)	All shares and per share amounts displayed in the above table reflect the effect of the reorganization as discussed in Note 1.

(2)	Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.
There were no shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the nine months ended September 30, 2008 and September 30, 2007, as their effect would be anti-dilutive.
16. Commitments and Contingencies
Litigation
In addition to the legal proceedings discussed below, we are, from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of these

EDCI HOLDINGS, INC. AND SUBSIDIARIES
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
On July 16, 2007, the court granted a motion filed by plaintiffs to consolidate the Subsequent Actions. On August 6, 2007, the plaintiffs in the Subsequent Actions filed an amended complaint which added several new defendants and allegations that additional grants were backdated. The claims in the amended complaint were similar to those asserted in the Gusinsky Action with additional claims alleging violations of federal securities laws relating to the challenged grants. On August 17, 2007, the Company moved to dismiss the amended complaint, in part on the grounds that the federal securities claims were time barred. On October 9, 2007, the Court granted the Company’s motion and dismissed the Subsequent Actions. On November 8, 2007, the plaintiffs filed a notice of appeal of the Court’s dismissal. On December 21, 2007, the parties to the Subsequent Actions agreed to withdraw the appeal without prejudice to re-activating it through a specified date, which date was subsequently continued through September 2, 2008.
On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions. The agreement is subject to the approval of the Court. Pursuant to the settlement agreement, the Company’s insurer will pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and will pay for the costs of notifying the Company’s shareholders of the settlement. The Company will also implement certain changes to its Equity Compensation Policy and adopt related reform policies. In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions will dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints. The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and on April 30, 2008 the Court granted preliminary approval of the settlement and scheduled a settlement hearing. On September 17, 2008, the Court issued a final order approving the settlement, but denying plaintiffs’ counsels’ application for fees and expenses. A judgment to that effect was then entered by the Court on September 25, 2008.
On September 23, 2008, plaintiffs in the Subsequent Actions moved to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement. The Company and the individual defendants in the Subsequent Actions have filed objections to reinstatement of the

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
appeal in the Subsequent Actions, and the matter is now being considered by the Court of Appeals for the Second Circuit.
Patent Litigation — In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008. This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008. In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and in addition to naming EDC and the Company have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC. While the discovery process has only recently begun, EDC does not believe the complaint has merit and has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement. In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against Entertainment Distribution Company GmbH (“GmbH”), a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest. GmbH has indemnification rights under certain contractual arrangements covering the alleged claims. EDC and GmbH intend to vigorously defend these actions. At this early stage in these matters, the Company is not able to assess the likelihood of a favorable outcome.
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
In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e., parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon (i) existing authoritative pronouncements; (ii) analogy to such pronouncements if not within their scope; or (iii) a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for us beginning January 1, 2009, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We are currently evaluating the potential impact of the adoption of EITF Issue No. 07-1 on our consolidated financial statements.
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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
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
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles. FSP No. 142-3 is effective for us as of January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP will be effective for us as of January 1, 2009 and will be applied retrospectively. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on our consolidated financial statements.
18. Subsequent Event
Discontinued U.S. Operations — On October 31, 2008, our subsidiaries EDC and Entertainment Distribution Company (USA), LLC (the “Sellers”) entered into a definitive asset purchase agreement for the sale of the Sellers’ distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, the equipment located in our Fishers, Indiana distribution facility and certain manufacturing equipment located in our Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC U.S., Inc. (the “Sony Sale”) for $26.0 million in cash. The purchase agreement provides for additional contingent consideration of up to $2.0 million in cash related to the transferred operations meeting certain performance criteria. Proceeds received upon completion of the transaction are subject to certain post-closing working capital adjustments and will be utilized, together with cash on hand, to reduce EDC’s debt and to meet working capital, severance, plant decommission, facility closing and other transaction costs. The transaction, which is subject to certain consents and closing conditions, is expected to close on or about December 31, 2008. In connection with certain indemnification rights included in the asset purchase agreement, a second lien will be granted on the Sellers’ assets in favor of the purchaser.
The Sellers will continue to serve all of their customers until the transaction is consummated, at which point they will begin shutting down the remaining North American manufacturing and distribution facilities. This process is expected to be completed by the end of February 2009. In connection with the sale, the Sellers and Sony DADC have agreed to provide certain transition services for up to approximately two months following the closing. Upon completion of which, the Sellers will no longer operate manufacturing or distribution facilities in North America. Following the transaction, EDC will continue to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK. Upon the closing of the sale, completion of the transition period and the sale of the remaining manufacturing equipment and facility, EDC expects to record a small gain on the transaction.
Total assets and liabilities of the U.S. operations (which include the assets being sold to Sony DADC U.S., Inc.) included in the condensed consolidated balance sheet at September 30, 2008 that would have been characterized as discontinued operations had the transaction been consummated as of September 30, 2008 were $41.0 million and $15.2 million, respectively.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)
Amendment of Credit Agreement — On October 31, 2008, EDC entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Entertainment Distribution Company (USA), LLC, Glenayre Electronics, Inc., the lenders party thereto and Wachovia Bank, National Association, as administrative agent, amending certain terms of the EDC Senior Secured Credit Facility. The Seventh Amendment shall be effective upon the satisfaction of the conditions specified therein, including the consummation of the Sony Sale. Pursuant to the Seventh Amendment, (1) the Lenders consented to the Sony Sale, (2) the blanket lien on the remaining U.S. assets and pledge of 65% of the stock our EDC’s subsidiaries in Hannover, Germany and Blackburn, UK was continued, (3) the payment on the term loan was modified as follows: $9.0 million remains due on December 31, 2008, $9.0 million due on closing of the Sony Sale, $2.0 million due on December 31 2009, $2.5 million due on June 30, 2010, and $4.5 million due on December 31, 2010 and (4) upon the Sony Sale, the existing revolving credit facility will be repaid and eliminated and replaced with a new European revolving credit facility of up to $2.5 million, which will be secured by the assets of the EDC subsidiaries in Hannover, Germany and Blackburn, UK.
In addition, in connection with the Seventh Amendment, certain provisions of the Senior Secured Credit Facility will be modified, including (a) the definitions of “Consolidated EBITDA” and “Fixed Charge Coverage Ratio”, in each case to take into account the Sony Sale, (b) the provision regarding asset dispositions will be amended to require all of the net cash proceeds from such asset dispositions to be used to prepay the loans under the Credit Agreement, (c) the excess cash flow provision will be amended to require 50% of the excess cash flow earned each year to be used to prepay the loans under the Credit Agreement (subject to certain exceptions), (d) adding provisions which require a portion of the proceeds from the Sony Sale to be held in escrow for use in the wind-down of certain U.S. operations or the prepayment of loans under the Credit Agreement and (e) certain financial covenants will be amended to require (1) the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) to be greater than or equal to 1.0 to 1.0 for the fiscal quarter ending December 31, 2008 and 1.25 to 1.0 at each quarterly testing date thereafter and (2) Consolidated Capital Expenditures (as defined in the Credit Agreement) as of the end of each 12-month period to be less than or equal to $5.0 million.

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
Overview
Effective August 25, 2008, EDCI consummated a reorganization, pursuant to which EDCI became a wholly owned subsidiary of the Company and each ten shares of common stock of EDCI were exchanged for the right to receive one share of common stock of the Company. All share and per share amounts discussed and disclosed in this Quarterly Report on Form 10-Q reflect the effect of the reorganization. Following the reorganization, the Company holds 100% of the stock of EDCI and the consolidated assets, liabilities and stockholders’ equity of the Company are the same as the consolidated assets, liabilities and stockholders’ equity of EDCI immediately prior to the reorganization. On August 25, 2008, the stock of EDCI ceased trading on the Nasdaq Global Market and the stock of the Company now trades on the Nasdaq Capital Market.
Revenues for the three months ended September 30, 2008 and 2007 were $87.8 million and $96.6 million, respectively, a decrease of 9.1% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in revenues includes a reduction of $12.8 million primarily due to volume declines from our U.S. and central European operations, which offset the impact of favorable exchange rate fluctuations of $2.3 million and improved pricing of $1.7 million. The results for the three months ended September 30, 2008 included income from continuing operations of $0.9 million compared to income from continuing operations of $0.6 million for the three months ended September 30, 2007.
Revenues for the nine months ended September 30, 2008 and 2007 were $250.4 million and $260.8 million, respectively, a decrease of 4.0% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The decrease in revenues includes a reduction of $25.9 million primarily due to volume declines from our U.S. operations, which offset the impact of favorable exchange rate fluctuations of $13.3 million and improved pricing of $2.2 million. The results for the nine months ended September 30, 2008 included a loss from continuing operations of $11.9 million compared to a loss from continuing operations of $10.8 million for the nine months ended September 30, 2007.
Results of Continuing Operations
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Revenues. Revenues for the third quarter of 2008 were $87.8 million compared to $96.6 million for the third quarter of 2007. The following table illustrates the components of changes in our revenue when comparing the third quarter of 2007 to the third quarter of 2008 by revenue line.

	September 30,			Exchange	September 30,
	2007	Volume	Price/Mix	Rate	2008

Product Revenues	$76.2	$(10.2)	$1.0	$1.1	$68.1
Service Revenues	20.4	(2.6)	0.7	1.2	19.7

Total Revenue	$96.6	$(12.8)	$1.7	$2.3	$87.8

Product Revenues. Product revenues were $68.1 million in the third quarter of 2008 compared to $76.2 million in the third quarter of 2007. The decrease is primarily due to volume declines in our U.S. and central European operations offset in part by favorable exchange rate fluctuations from the strengthening of the Euro and improved pricing. Our U.S. operations’ volumes for the third quarter of 2008 were down 20% compared to the same period of 2007 including a 18% decline in CD volumes. The decline in CD volumes reflects a continued weak retail CD market in the U.S. Our central European operations were negatively impacted by lower revenue from our primary customer, partially offset by favorable exchange rate fluctuations. Revenues of our UK operations in the third quarter of 2008 decreased compared to the third quarter of 2007 primarily due to unfavorable exchange rate fluctuations.
Service Revenues. Service revenues were $19.7 million in the third quarter of 2008 compared to $20.4 million in the third quarter of 2007. Our central European operations experienced a decrease in volumes in the third quarter of 2008 compared to the same period of 2007, which was offset by favorable exchange rate fluctuations and improved pricing for services. Our U.S. operations experienced a 16% decline in volumes reflecting a continued weak retail CD market in the U.S.
Gross Profit on Product Revenues and Service Revenues. Gross profits were 15.3% of revenues during the third quarter of 2008 compared to 16.1% of revenues in the third quarter of 2007. The following table shows the elements impacting our gross profit when comparing the third quarter of 2007 to the third quarter of 2008 by revenue line.

	September 30,								September 30,
	2007		Volume		Cost/Mix		Exchange Rate		2008
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$10.1	13.3%	$(3.5)	-2.7%	$0.8	0.6%	$0.4	0.3%	$7.8	11.5%
Service Revenues	5.5	27.0%	(1.0)	-16.7%	0.7	11.7%	0.4	6.5%	5.6	28.5%

Total Gross Profit	$15.6	16.1%	$(4.5)	-1.8%	$1.5	0.7%	$0.8	0.3%	$13.4	15.3%

Product Revenues. Gross profit on product revenues was $7.8 million, or 11.5% of product revenues, in the third quarter of 2008 compared to $10.1 million, or 13.3% of product revenues, in the third quarter of 2007. The gross profit of our U.S. operations declined due to reduced production which we were not able to fully offset with cost reductions. Gross profit in our central European operations decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to lower volumes, offset in part by the impact of favorable exchange rate fluctuations. The gross profit of our UK operations decreased primarily due to severance related costs of $0.8 million recorded during the third quarter of 2008.
Service Revenues. Gross profit on service revenues was $5.6 million, or 28.5% of service revenues, in the third quarter of 2008 compared to $5.5 million, or 27.0% of service revenues, in the third quarter of 2007. Our central European operations gross profit on service revenues improved in the third quarter of 2008 compared to the third quarter of 2007 primarily due to favorable exchange rate fluctuations and improved pricing for services, which offset severance related costs recorded and a decrease in volume during the third quarter of 2008. Our U.S. operations gross profit on service revenue declined slightly due to volume declines, which we almost fully offset with cost containment measures and a favorable mix of services.
Selling, General and Administrative Expense (SG&A). SG&A expense was $11.4 million in the third quarter of 2008 compared to $12.1 million in the third quarter of 2007. The decrease is primarily due to lower professional fees related to stock option litigation and accounting services and a decrease in compensation costs related to stock compensation.
Amortization of Intangible Assets. Amortization expense was $2.4 million in the third quarter of 2008 compared to $2.1 million in the third quarter of 2007. The increase is due to unfavorable exchange rate fluctuations and an adjustment to reduce the amortization period. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of our acquisition of EDC in 2005, and agreements with various central European customers.

Other Income (Expenses)
Interest Income. Interest income in the third quarter of 2008 was $0.8 million compared to $1.1 million in the third quarter of 2007. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and short-term investments. The decrease reflects lower interest rates and cash balances during the third quarter of 2008.
Interest Expense. Interest expense in the third quarter of 2008 was $0.8 million compared to $1.1 million in the third quarter of 2007. Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the third quarter of 2008.
Gain (Loss) on Currency Swap, net. We recorded a gain on our currency swap of $3.5 million in the third quarter of 2008 compared to a loss of $1.7 million in the third quarter of 2007. The gain in the third quarter of 2008 reflects the devaluation of the Euro against the U.S. dollar, compared to the third quarter of 2007, which saw the Euro strengthen against the U.S. dollar resulting in a loss. The currency swap is not subject to hedge accounting, instead, fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain (Loss) on Currency Transaction, net. We recorded a loss of $1.4 million in the third quarter of 2008 compared to a gain of $0.6 million in the third quarter of 2007 on intercompany transactions with our international operations denominated in their local currency. The loss in the third quarter of 2008 reflects the devaluation of the Euro against the U.S. dollar, compared to the third quarter of 2007, which saw the Euro strengthen against the U.S. dollar resulting in a gain.
Other Income (Expense), net. We recorded a loss of $0.4 million in the third quarter of 2008 compared to a gain of less than $0.1 million in the third quarter of 2007. The loss in the third quarter of 2008 is primarily due to a realized loss on the sale of investments of $0.2 million and an impairment charge of $0.1 million related to the write down of certain investments to fair value.
Income Taxes. We recorded income tax expense of $0.5 million in the third quarter of 2008 compared to a benefit of $0.2 million in the third quarter of 2007. The benefit in the three months ended September 30, 2007 includes $1.8 million to adjust the value of our deferred tax assets and liabilities for the impact of UK and German tax rate changes enacted in the third quarter of 2007 and effective in 2008. Taxable income from our central European and UK operations was lower in the third quarter of 2008 than in the third quarter of 2007. No tax benefit has been recorded related to losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at September 30, 2008. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Revenues. Revenues for the nine months ended September 30, 2008 were $250.4 million compared to $260.8 million for the nine months ended September 30, 2007. The following table illustrates the components of changes in our revenue when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2008 by revenue line.

	September 30,			Exchange	September 30,
	2007	Volume	Price/Mix	Rate	2008

Product Revenues	$203.5	$(21.9)	$1.2	$8.2	$191.0
Service Revenues	57.3	(4.0)	1.0	5.1	59.4

Total Revenue	$260.8	$(25.9)	$2.2	$13.3	$250.4

Product Revenues. Product revenues were $191.0 million in the nine months ended September 30, 2008 compared to $203.5 million in the nine months ended September 30, 2007. The decrease is primarily due to volume declines in our U.S. operations offset in part by favorable exchange rate fluctuations from the strengthening of the Euro. Our central European operations experienced increase product revenues, primarily due to favorable exchange rate fluctuations, which offset a 5% decline in volumes and lower per unit pricing, primarily due to revised pricing with our primary customer. Our U.S. operations’ volumes for the nine months ended September 30, 2008 were down 22% compared to the same period of 2007, offset in part by better pricing on certain volume in the 2008 period. The decline in volumes reflects a continued weak retail market in the U.S. Revenues of our UK operations decreased in the nine months ended September 30, 2008 primarily due to unfavorable exchange rate fluctuations and lower volumes from other customers (other than our primary customer), which were partially offset by improved pricing and increased revenues from our primary customer.
Service Revenues. Service revenues were $59.4 million in the nine months ended September 30, 2008 compared to $57.3 million in the nine months ended September 30, 2007. Our central European operations benefited from favorable exchange rate fluctuations and improved pricing for special shipments, which offset a decline in volumes. The decline in our U.S. operations was due to a 14% decline in volumes reflecting a continued weak retail CD market in the U.S.
Gross Profit on Product Revenues and Service Revenues. Gross profits were 13.7% of revenues during the nine months ended September 30, 2008 compared to 13.9% of revenues in the nine months ended September 30, 2007. The following table shows the elements impacting our gross profit when comparing the nine months ended September 30, 2007 to the nine months ended September 30, 2008 by revenue line.

	September 30,								September 30,
	2007		Volume		Cost/Mix		Exchange Rate		2008
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$23.4	11.5%	$(6.7)	-2.3%	$0.8	0.3%	$1.7	0.6%	$19.2	10.1%
Service Revenues	12.9	22.5%	(1.6)	-2.1%	2.1	2.7%	1.6	2.1%	15.0	25.2%

Total Gross Profit	$36.3	13.9%	$(8.3)	-1.0%	$2.9	0.4%	$3.3	0.4%	$34.2	13.7%

Product Revenues. Gross profit on product revenues was $19.2 million, or 10.1% of product revenues, in the nine months ended September 30, 2008 compared to $23.4 million, or 11.5% of product revenues, in the nine months ended September 30, 2007. The gross profit of our U.S. operations declined due to reduced production which we were unable to fully offset with cost reductions. Gross profit in our central European operations increased compared to the nine months ended September 30, 2007 primarily due to the impact of favorable exchange rate fluctuations, which more than offset the impact of lower volumes and pricing. Gross profit in our UK operations decreased slightly due to severance related costs recorded in the nine months ended September 30, 2008 and lower volumes from customers (other than our primary customer), which offset improved volumes and pricing from our primary customer.
Service Revenues. Gross profit on service revenues was $15.0 million, or 25.2% of service revenues, in the nine months ended September 30, 2008 compared to $12.9 million, or 22.5% of service revenues, in the nine months ended September 30, 2007. Our central European operations gross profit on service revenues improved in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to favorable exchange rate fluctuations, improved pricing on special shipments and labor and cost efficiencies, offset in part by severance related costs recorded in the nine months ended September 30, 2008. Our U.S. operations gross profit on service revenues declined due to volume declines, which we were not able to fully offset with cost reductions.
Selling, General and Administrative Expense (SG&A). SG&A expense was $36.7 million in the nine months ended September 30, 2008 compared to $39.6 million in the nine months ended September 30, 2007. The decrease is primarily due to lower professional fees related to stock option litigation, accounting services and consulting, and a decrease in compensation costs, including expense related to stock compensation and profits interests at EDC, offset in part by an unfavorable impact from exchange rate fluctuations.

Amortization of Intangible Assets. Amortization expense was $7.2 million in the nine months ended September 30, 2008 compared to $6.2 million in the nine months ended September 30, 2007. The increase is due to unfavorable exchange rate fluctuations and an adjustment to reduce the amortization period. The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of our acquisition of EDC in 2005, and agreements with various central European customers.
Other Income (Expenses)
Interest Income. Interest income in the nine months ended September 30, 2008 was $2.9 million compared to $3.4 million in the nine months ended September 30, 2007. Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and short-term investments. The decrease reflects lower interest rates and cash balances during the nine months ended September 30, 2008.
Interest Expense. Interest expense in the nine months ended September 30, 2008 was $2.9 million compared to $3.7 million in the nine months ended September 30, 2007. Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the nine months ended September 30, 2008.
Gain (loss) on Currency Swap, net. We recorded a gain on our currency swap of $0.9 million in the nine months ended September 30, 2008 compared to a loss of $2.4 million in the nine months ended September 30, 2007. The gain in the nine months ended September 30, 2008 reflects the devaluation of the Euro against the U.S. dollar, compared to the nine months ended September 30, 2007, which saw the Euro strengthen against the U.S. dollar resulting in a loss. The currency swap is not subject to hedge accounting, instead, fluctuations in the fair value of the instrument are recorded in earnings for the period.
Gain (Loss) on Currency Transaction, net. We recorded a loss of $2.0 million in the nine months ended September 30, 2008 compared to a gain of $1.0 million in the nine months ended September 30, 2007 on intercompany transactions with our international operations denominated in their local currency. The loss in the nine months ended September 30, 2008 reflects the devaluation of the Euro against the U.S. dollar, compared to the nine months ended September 30, 2007, which saw the Euro strengthen against the U.S. dollar resulting in a gain.
Other Income (Expense), net. We recorded a loss of $0.3 million in the nine months ended September 30, 2008 compared to a gain of less than $0.1 million in the nine months ended September 30, 2007. The loss in the nine months ended September 30, 2008 is primarily due to a realized loss on the sale of investments of $0.2 million and an impairment charge of $0.1 million related to the write down of certain investments to fair value.
Income Taxes. We recorded income tax expense of $0.8 million in the nine months ended September 30, 2008 compared to a benefit of $0.4 million in the nine months ended September 30, 2007. The benefit in the nine months ended September 30, 2007 included $1.8 million to adjust the value of our deferred tax assets and liabilities for the impact of UK and German tax rate changes enacted in the third quarter of 2007 and effective in 2008. Taxable income from our central European and UK operations was lower in the nine months ended September 30, 2008 than in the nine months ended September 30, 2007. No tax benefit has been recorded related to losses in the U.S. Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at September 30, 2008. In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made.
Financial Condition and Liquidity
Overview
At September 30, 2008, we had cash and cash equivalents and short-term investments totaling $81.0 million. As of September 30, 2008, we had short-term investments of $3.4 million, comprised primarily of euro-dollar bonds, short-term notes and auction-rate securities (totaling $1.2 million). At September 30, 2008, our principal sources of liquidity were our $77.6 million of unrestricted cash and cash equivalents and $3.4 million of short-term investments. Our cash generally consists of money market demand deposits and investments in treasury bills with maturities of sixty days or less. We had investments in auction-rate securities held at September 30, 2008 that experienced failed auctions in fiscal 2008. All of these securities had experienced at least one successful auction in fiscal 2008. If the market for auction-rate securities were to deteriorate further in 2008, our ability to liquidate these instruments would be adversely affected.
We expect to use our cash and cash equivalents for working capital, payments of long-term debt obligations and other general corporate purposes and potential strategic opportunities.
Derivative Activities
We entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from our intercompany loan to our German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, the currency swap does not qualify for hedge accounting. Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.
The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results. At September 30, 2008, we are in a net loss position of $4.8 million on the fair value of the currency swap.
Cash Flows
Operating Activities. Cash provided by operating activities in the nine months ended September 30, 2008 was $1.8 million compared to cash used in operating activities of $3.7 million in the nine months ended September 30, 2007. The positive cash flows from operating activities in the 2008 period was primarily due to $7.7 million in income (adjusted for non-cash items) and increases in pension and benefit obligations of $1.9 million, offset in part by working capital changes of $8.0 million. The working capital changes in the nine months ended September 30, 2008 were primarily driven by decreases in accrued liabilities and income taxes and accounts payable of $9.0 million and $0.8 million, respectively, and increases in prepaid and other current assets and inventories of $1.9 million and $0.8 million, respectively, offset by a decrease in accounts receivable of $4.5 million. Income (adjusted for non-cash items) improved by $0.3 million from income (adjusted for non-cash items) of $7.4 million for the nine months ended September 30, 2007 primarily due to lower professional fees related to stock option litigation and consulting costs in the nine months ended September 30, 2008.
Working capital changes in the nine months ended September 30, 2008 included, without limitation:
•	A decrease of $9.0 million in accrued liabilities and income taxes payable for the nine months ended September 30, 2008, compared to a decrease of $11.5 million in the nine months ended September 30, 2007. The nine months ended September 30, 2008 included payments of $8.1 million for current and prior year German income taxes and $3.0 million related to VAT taxes. The nine months ended September 30, 2007 included payments of $8.2 million for 2005, 2006 and 2007 German and UK income taxes, $2.0 million related to Messaging sale closing costs and $1.3 million related to a legal settlement from the Messaging business.

•	An increase in prepaid and other current assets of $1.9 million for the nine months ended September 30, 2008, compared to an increase of $4.6 million in the nine months ended September 30, 2007, was primarily due to prepaid income taxes of $1.0 million and prepaid expenses of $0.4 million related to our UK operations.

•	A decrease of $0.8 million in accounts payable for the nine months ended September 30, 2008, compared to an increase of $6.7 million in the nine months ended September 30, 2007. The 2008 period reflects lower purchasing levels primarily at our U.S. and UK locations as volumes have declined as well as timing of payments compared to the 2007 period.

•	An increase of $0.8 million in inventories for the nine months ended September 30, 2008 compared to an increase of $2.4 million in the nine months ended September 30, 2007. The 2008 decrease reflects lower production and inventory levels in the U.S.

•	A decrease of $4.5 million in accounts receivable for the nine months ended September 30, 2008 compared to an increase of $1.8 million in the nine months ended September 30, 2007. Payment terms for our UK’s Universal business contractually changed from 60 days in the nine months ended September 30, 2007 to the current 15 days. The nine months ended September 30, 2008 also reflected lower sales volumes.
Investing Activities. Investing activities in the nine months ended September 30, 2008 included proceeds of $38.5 million from the sale of certain investments in debt securities. Also, during the nine months ended September 30, 2008, $12.6 million of cash was invested in various debt securities available for sale and classified in the condensed consolidated balance sheet as investments and we had capital expenditures of $2.4 million.
Financing Activities. During the nine months ended September 30, 2008, we made scheduled payments of $15.6 million under our long-term debt and capital lease obligations and $1.3 million under our employee loan agreements, which was comparable to the payments made in 2007 period. We also borrowed $7.5 million on our revolving credit facility and repurchased 0.3 million shares of our common stock for $1.4 million.
EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $54.0 million, consisting of a term facility of $46.5 million, and a revolving credit facility of up to $7.5 million. Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility. On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to allow for the add back of up to $9.9 million in non-cash impairment charges in calculating EBITDA for its debt covenant calculations through the quarter ended September 30, 2008. Effective May 30, 2008, the Senior Secured Credit Facility was amended to extend the revolving credit facility for one year to May 29, 2009 and to reduce the amount that may be borrowed under the revolver to $7.5 million from its previous level of $10.0 million. The term loan expires on December 31, 2010. The Senior Secured Credit Facility bears interest, at our option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus 1/2 of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us. At September 30, 2008, $27.0 million was outstanding on the term loan and $7.5 million was outstanding on the revolving credit facility. Scheduled payments under the term loan are due on December 31 of each year.
The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein. As of September 30, 2008, we were in compliance with all such covenants, as amended, under the facility. See Note 18 to the unaudited consolidated financial statements in Part I, Item I.
Capital Expenditures
Capital expenditures amounted to approximately $2.4 million in the nine months ended September 30, 2008 and are anticipated to be approximately $1.4 million for the remaining three months of 2008. Anticipated expenditures in 2008 primarily relate to normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.
Outlook
The difficult operating environment and economic trends that we saw in the first half of 2008 continued in the third quarter of 2008. This is particularly true in the U.S. market where soft retail CD sales and the relatively small number of major new releases continue to impact results. During the third quarter of 2008, the U.S. music industry reported physical sales declines of approximately 15% compare to the third quarter of 2007, which are up from the declines experience in the first half of 2008. During the third quarter of 2008, our international operations began to see some retail softness as we saw declines of 6.6% in unit levels from the third quarter of 2007. However, we continue to expect full-year declines for our international operations to be much lower than the declines we have seen and expect in our U.S. operations. Overall, we expect the challenging and difficult operating environment to continue throughout the duration of 2008 and into 2009. For the fourth quarter of 2008, which is historically our most active part of the year, we remain focused on providing outstanding service to our customers during the important holiday season.
Looking ahead to 2009, with the impending sale and wind down of our U.S. operations, EDC’s focus will be on maximizing our historically profitable international operations. We currently anticipate that our international operations will experience a decline rate in the 10% range with exchange rates not varying significantly from current levels. As we have done in 2008, we will continue our cost-savings initiatives to right size our operating capacity in 2009 to meet the declines we foresee.
In terms of our exploration of strategic opportunities, we continue be open to opportunities involving the remainder of our EDC business and we are actively looking at acquisition opportunities for EDCI Holdings to utilize our cash and tax loss carry forwards. In the current market conditions, we are seeing more opportunities that fit our investment criteria, not only because valuations are better, but also because sellers and management teams are looking for creative solutions. However, given the current economic and credit situation, we are taking a prudent and cautious approach as we review potential opportunities. It is our intention to take advantage of both the market conditions and the momentum from the sale of the U.S. operations to identify a good acquisition target as quickly as possible. Our board of directors continues to consider a transaction involving the return of the parent cash to our shareholders through either a distribution or share repurchase based on several factors, including: (i) the sustained undervaluation of the parent versus our cash position; (ii) access to reasonably priced capital to consummate a transaction; and (iii) the financial performance and related valuation of acquisition targets.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. We believe that there have been no significant changes to such critical accounting policies and estimates during the nine months ended September 30, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit, and the market for auction rate securities. We do not enter into financial investments for speculation or trading purposes. We are not a party to any financial or commodity derivatives except for a cross-currency rate swap. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. There have been no material changes to such exposure during the nine months ended September 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including the Interim Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2008:

			Total number	Maximum number
			of shares	of shares that
	Total	Average	purchased as	may yet be
	number	price	part of publicly	purchased under
	of shares	paid	announced plans	the plans
Period	purchased	per share	or programs	or programs
July 1 through July 31	34,164	$4.70	34,164	934,666
August 1 through August 31	9,410	$4.72	9,410	925,256
September 1 through September 30	100,000	$3.90	100,000	825,256
Total	143,574	$3.90	143,574	825,256
ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
At our Annual Meeting of Stockholders held on August 22, 2008, the following matters were submitted to a vote of our stockholders of the Company and the results were as follows:
(i)	The proposal to approve a plan of reorganization was approved by a vote of 4,544,154 in favor, 82,187 against and 4,997 abstaining.

(ii)	The election of the two directors each to serve a three-year term expiring 2011:

	Shares Voted	Shares
Nominees	in Favor	Withheld
Ramon D. Ardizzone	5,598,657	705,340
Cliff O. Bickell	5,607,573	696,423
(iii)	The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 6,255,216 in favor, 39,898 against and 8,883 abstaining.
ITEM 6. EXHIBITS
The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EDCI HOLDINGS, INC.
	By	/s/ Michael W. Klinger
Michael W. Klinger
Date: November 5, 2008		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EDCI HOLDINGS, INC. AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number	Description

3.1	Composite Certificate of Incorporation of the Registrant reflecting the Certificate of Amendment filed December 8, 1995 was filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995 and is incorporated herein by reference.

3.2	Restated by-laws of the Registrant effective June 7, 1990, as amended September 21, 1994 was filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994 and is incorporated herein by reference.

3.3	Certificate of Ownership and Merger of Entertainment Distribution Company Merger Sub, Inc. into Glenayre Technologies, Inc. dated May 10, 2007 was filed May 10, 2007 as Exhibit 3.1 to the Registrant’s current report on Form 8-K and is incorporated herein by reference.

10.1	Letter Agreement among Michael W. Klinger and EDCI Holdings, Inc. dated October 3, 2008 was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated October 3, 2008 and is incorporated herein by reference.

15.1	Letter regarding unaudited financial information.

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a — 14(a)/15d — 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.