Form 10-K
period 2008-12-31
EDCI HOLDINGS, INC.
filed 2009-03-31
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended	December 31, 2008

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	001-34015

EDCI HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2694280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1755 Broadway, 4th FL, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 333-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.02 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer,” “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                                                                                             Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒                    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2008, was approximately $28.6 million.  The number of shares of the Registrants’ common stock outstanding on March 27, 2009 was 6,699,957.

DOCUMENTS INCORPORATED BY REFERENCE:
Document Location of Form Proxy Statement for 2009 Annual Meeting of Stockholders Part III

EDCI Holdings, Inc. and Subsidiaries

INDEX

                        Page

Part I

Item 1. Business...3

Item 1A. Risk Factors...8

Item 1B. Unresolved Staff Comments... 13

Item 2. Properties...13

Item 3. Legal Proceedings...13

Item 4. Submission of Matters to a Vote of Security Holders..................................................................................................................................................................15

Part II

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer................................................................................................................16
Purchases of Equity Securities

Item 8. Financial Statements

.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006...................................................................................................................................................................................38
.

Part III...79

Part IV
Item 15. Exhibits...80

EX-21.1 SUBSIDIARIES OF ENTERTAINMENT DISTRIBUTION COMPANY.
EX-23.1 CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO
EX-32.2 SECTION 906, CERTIFICATION OF THE CFO

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

PART I
ITEM 1.  BUSINESS

Overview

EDCI Holdings, Inc. (“EDCIH”) is a recently formed holding company and parent of Entertainment Distribution Company, Inc. which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company that is seeking to enhance stockholder value by pursuing acquisition opportunities while continuing to oversee its majority investment in Entertainment Distribution Company, LLC (“EDC”), a business operating in the manufacturing and distribution segment of the entertainment industry. EDCIH's principal executive offices are located in New York City at 1755 Broadway, 4th Floor, New York, New York, 10019 and its telephone number for investor relations is (212) 333-8400. In this Form 10-K, the terms “we,” “us,” “our” and “the Company” each refer to EDCI Holdings, Inc. and its wholly-owned and controlled majority owned subsidiaries on a consolidated basis unless the context requires otherwise.  The term “EDCI” refers only to EDCI Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, and the term “EDC” refers only to Entertainment Distribution Company, LLC (“EDC”), and its direct and indirect wholly-owned subsidiaries.

EDCI is currently comprised of the following:  First, EDCI, indirectly through certain subsidiaries, owns 97.99% of the Limited Liability Company units of EDC.  Additionally, EDCI has approximately $52.6 million of cash and cash equivalents that is  unencumbered by EDC.  (The Company's total consolidated cash and cash equivalents of $75.1 million includes $22.5 million of cash held at EDC).  Finally, we believe EDCI has substantial unrestriced U.S. net operating loss carryforwards ("NOLs") aggregating approximately $288.0 million that do not begin to expire until 2019, which may be used to offset taxable income of any business EDCI acquires.  See "Risk Factors," specifically limitations on NOLs.  EDCI does not have any short-term or long-term debt.  All of the debt discussed in this Report is solely debt of EDC.

Notwithstanding the foregoing, during 2008, we had one reportable business segment operated by our majority owned subsidiary, EDC.  EDC is an industry leader in providing pre-recorded products and distribution services to the optical disc industry with operations currently serving central Europe and the United Kingdom (“UK”).  EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) in May 2005.  As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which EDC became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing requirements and distribution requirements for the U.S. and central Europe.  In past periods, including during fiscal year 2006, we had a second reportable business segment – Glenayre Messaging.  On December 31, 2006, EDCI sold substantially of the assets comprising the Messaging business for $25.0 million.

EDCI acquired its interest in EDC in May 2005, at a time when it was already apparent that CD volumes would decline over time and continue to be superseded, though at an unknown rate, by digital (vs. physical) means of distribution.  At that time, industry forecast decline rates were generally in the mid-to-low single digit range and we believed that at those decline levels it would be possible to replace lost units and grow the overall profitability of EDC by acquiring new customers, organically and through acquisitions, in both the core CD business as well as in adjacent industries that had long-term growth opportunities.  EDC’s supply agreements with Universal also provided for the “reversion” of certain units that UMG had outsourced to third parties that would further protect EDC from industry declines in the initial years of the contract.  As a result, we believed the EDC business would better take advantage of EDCI’s NOLs than the Messaging business, and remained focused on growing the EDC business throughout 2006 and in early 2007.  In furtherance of that strategy, in July 2006, EDC’s presence in the European market was expanded through the acquisition of the largest CD manufacturing operation in the United Kingdom.

This acquisition also allowed EDC to secure all of Universal’s UK CD manufacturing business.  Also in furtherance of this strategy, in December 2006, EDCI completed the sale of substantially all of the assets of its Messaging business.

During 2007, physical music CD unit sales for the industry in the United States declined 16% on a year over year basis.  This severe decline rate materially affected the near-term profitability of EDC’s U.S. business and also limited the long-term potential benefit of utilizing EDCI’s NOLs.  As it became evident during  2007 that these levels of declines were not abating, we determined that acquisitions, by EDC, especially acquisitions requiring further investments of EDCI’s cash in EDC, were no longer prudent.  We therefore began to explore a sale or other divestiture of the EDC business with the expectation that after such a sale EDCI would then use its cash, NOLs and any additional cash resulting from the sale of EDC for another acquisition that would better utilize its NOLs.

When it became evident in early 2008 that there were no acquirers of EDC on acceptable terms, EDCI determined to concurrently explore acquisitions in alternative industries using EDCI’s cash while overseeing the EDC business with a focus on cash flow and continuing to explore strategic alternatives for EDC as they became available.

As part of this strategy, we completed the following activities in 2008 and 2009:

●
Restructured EDCIH to Protect the Value of EDCIH's NOLs:  Effective August 25, 2008, EDCI consummated a series of transactions that were designed to protect the value of our NOLs by imposing  certain transfer restrictions on the publicly traded common stock of EDCI.  Under section 382 of the Internal Revenue Code (“section 382”), certain changes in the ownership of the Company’s stock, or issuances of new shares, could, over  time, result in significant limitations being imposed on EDC’s ability to use these NOLs — thereby reducing their long-term value.  EDCI also structured this transaction to have the effect of a 1-for-10 reverse split to assist in avoiding a potential de-listing of EDCHI for failure to maintain the minimum $1.00 per share requirement for continued inclusion on the NASDAQ stock market.   The reorganization was approved at EDCI’s 2008 annual meeting by the affirmative vote of shareholders holding 4,544,154 shares, with 82,187 shares against and 8,883 shares abstaining.  On August 25, 2008, the stock of EDCI ceased trading on the NASDAQ Global Market and the stock of the Company now trades on the NASDAQ Capital Market.

●
Completed the Sale of Substantially All of the U.S. Assets of EDC: We announced on October 31, 2008, and closed on December 31, 2008, the sale of substantially all of the U.S. business of EDC to Sony DADC U.S., Inc (“Sony DADC”) for $26.0 million in cash and certain other consideration.  Following the transaction, EDC continues to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  All information related to EDC’s U.S. operations is reflected as discontinued operations in the accompanying 10-K, including information from prior periods.

●
Appointed New, Acquisition-Oriented Chief Executive Officer:  As a result of a search for a permanent Chief Executive Officer begun in August, 2008, on January 5, 2009 we announced the appointment of Robert L. Chapman, Jr. as Chief Executive Officer of EDCI and EDC. Mr. Chapman replaced Interim Chief Executive Officer Clarke H. Bailey, who continues to serve as non-Executive Chairman of the Board of EDCI.  Mr. Chapman’s primary goal as CEO is to lead EDCI’s transition into a respected, fairly valued public company by prudently and diligently applying all or part of EDCI’s $52.6 million in cash towards the equity component of a small capitalization acquisition.   As Managing Member of Los Angeles, CA-based Chapman Capital L.L.C., an investment advisor advising investment funds that own approximately 14% of EDCIH, we believe Mr. Chapman’s interests are tightly aligned with all of EDCIH’s owners.

EDCI is currently working to identify suitable acquisition opportunities.  EDCI is not targeting specific industries for potential acquisitions.  EDCI’s target acquisition criteria are as follows:

●	Valuation: Statistically cheap multiples on troughing fundamentals

●	Fundamentals: Quantitative evidence that “the worst is behind”; i.e. whatever events have caused the statistically cheap multiples is abating

●	Non-Lethal Balance Sheet: EBITDA / (debt service + maintenance capital expenditures) of greater than 3 to 1

●	Owner Sentiment: Interested in liquidity at a reasonable price

●	Management: Worthy operational management team that is interested in working with EDCI

EDCI would consider incurring debt in connection with an acquisition to increase the transaction size above  EDCI's available cash  for an acquisition.  However, based on current credit conditions, EDCI is also evaluating opportunities that could be acquired with little or no debt.  EDCI could also utilize its common equity as acquisition currency, subject to the section 382 “ownership change” rules described  elsewhere in this document.  This strategy is subject to certain risks. See "Risk Factors" below.

EDC Business

EDC’s core competencies are CD and DVD replication and logistic services, a market in a secular decline.  As an independent service provider, EDC is pursuing opportunities to increase revenue by providing a wide range of physical manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers.  The rate of decline experienced in EDC’s international markets is, as yet, not nearly as severe as that experienced in the US market.   On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing activities within the Hannover facility.  As a result, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.

Products

EDC’s products include pre-recorded CDs and DVDs, and manufactured jewel boxes and trays for the entertainment industry.  Piracy and downloading of music through web sites have caused CD volumes to decline. EDC expects that file sharing and downloading, both legal and illegal, and portable personal digital devices will continue to exert downward pressure on the demand for CDs.

The digital transfer and downloading of video files has also become more widespread in large part due to improvement in the speed and quality with which video files can be transferred and downloaded.  As a result, file sharing and downloading has exerted significant downward pressure on the demand for DVDs.

Professional Services

EDC offers an array of professional services including:

Distribution Services: Product delivery to mass merchants’ regional distribution centers and wholesalers. EDC provides direct to retail distribution in Europe and is well positioned to deliver pre-recorded products throughout Europe.  The services provided are an integral part of EDC’s customers’ supply chain.

Printed Components and Packaging Services:  Purchase of printed components and assembly of shelf ready packages.  In response to customer demand for more environmentally friendly packaging, EDC added the assembly of ECOPAK products to our service line.

Value Added Services: Custodial responsibilities for inventory storage and control, returns processing, fulfillment of promotional product, retail price stickering, product quality evaluations, logistics advice, claims administration, data interfaces and cash collections.

Markets, Sales and Marketing

EDC provides CD and DVD manufacturing and distribution services to entertainment content providers in central Europe and manufacturing services in the UK. EDC has sales personnel in Hannover, Germany and Blackburn, UK.

Competition

EDC’s competitors include subsidiaries of media conglomerates that produce content while others, like EDC, are purely manufacturers and/or distributors.  Competitors include:

Manufacturing only: MPO, OK Media, DocData and CD-A.

Manufacturing and Distribution: Arvato Digital Services, Cinram, Sony DADC/Sony Entertainment Distribution, MPO Fiege and Optimal Media Production.

Competition in the pre-recorded multimedia industry is intense and winning new customers, as well as maintaining existing customers, is based on a combination of price, capacity, reliability and the level of service and support.  EDC believes that its competency in providing complete end-to-end manufacturing and distribution supply chain services differentiates it from many of its competitors.  However, some of EDC’s competitors are larger and may have more resources available to them to help them manage their business and respond as the industry continues to experience a decline in demand.

Service and Support

EDC is an integral part of its customers’ supply chain, managing and delivering products to mass merchant regional distribution centers and wholesalers, including direct to retail distribution. EDC coordinates the printed material and packaging functions and ships shelf-ready packages world wide on demand. EDC generally does not own finished goods inventory. It provides custodial responsibilities for inventory management, and storage of finished goods and component parts, product quality evaluations, logistics advice, claims administration and data interfaces for its customers.

Customers

EDC’s major customers are Universal Music Group, Navteq, Vivendi Games, Ministry of Sound, Union Square Music, Demon Music Group and Warner Music Group.

Universal: EDC’s manufacturing and distribution agreements with Universal accounted for approximately 73%, 74% and 83% of its 2008, 2007 and 2006 revenues, respectively. EDC plans, manages and monitors the use of resources based on regular forecasts provided by Universal. Because EDC is dependent on Universal for a significant amount of its revenues, if market or other factors cause Universal to reduce or postpone significant levels of current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected.

Other: All other customers accounted for, in the aggregate, approximately 27%, 26% and 17% of our 2008, 2007 and 2006 revenues, respectively. EDC has a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting new customers in the music, video, gaming markets and health and fitness products.

International Sales

EDC’s international sales, which originate in Germany and the UK, are denominated in Euros and British pounds, respectively.  See Note 23 to the consolidated financial statements for information concerning revenues and long-lived assets by geographic area.

Operations

Manufacturing: EDC currently manufactures its products for the central European market at its facility in Hannover, Germany and for the UK market at its facility in Blackburn, UK.  EDC has an option to purchase the Hannover facility, which it currently leases from Universal.  EDC believes that this facility is adequate for its current manufacturing needs.

Distribution: EDC distributes products for the central European market at its facility in Hannover, Germany which is a combined manufacturing and distribution facility.

EDC believes in setting high standards of quality throughout its operations. EDC’s Hannover, Germany, facility is registered Germany ISO 9001:2000 the international standard for quality assurance and ISO 14001 for environmental management. EDC’s Blackburn, UK facility is ISO 9001:2000 certified and is in the process of obtaining ISO 14001 certification. EDC believes that adhering to the stringent ISO 9001 and 14001 procedures not only creates efficiency in operations, but also positions EDC to meet the exacting standards required by its customers.

EDC is also a member of the Content Delivery and Storage Association (CDSA) and fully supports and complies with the worldwide CDSA Anti-Piracy program. This compliance program ensures that EDC only provides services to those intellectual property owners who have certified and documented ownership and proper use of content, thus ensuring the legitimacy of customer products.

Raw Materials and Components

EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs.  EDC has a limited number of suppliers who are able to provide raw materials. In Germany, we purchase polystyrene, polycarbonate and any jewel boxes and trays, not internally manufactured, from several suppliers. In the UK, we purchase polycarbonate and jewel boxes and trays from several suppliers. These inputs are crucial to the production of CDs and DVDs and, while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver its product to EDC.

Proprietary Technology

EDC has non-exclusive CD replication licensing agreements with a member of the Philips Group of Companies and with Discovision Associates and non-exclusive DVD replication licensing agreements with MPEGLA, the 3-C and AC-3 Groups (both administered by Philips Electronics), the 6-C Group (administered by Toshiba Corporation) and Discovision Associates.

Registered Trademarks

EDC’s trademarks and service marks are also valued corporate assets protected through registrations in various foreign countries.

Government Regulation

EDC’s manufacturing and distribution operations are subject to a range of federal, state, local and international laws and regulations relating to the environment. These include laws and regulations that govern discharges into the air, water and landfills and the handling and disposal of hazardous substances and wastes.  EDC does not anticipate any material effect on its capital expenditures, earnings or competitive position in order to remain in compliance with government regulations involving environmental matters.

Seasonality

EDC typically manufactures and distributes approximately 53% to 58% of its annual demand by volume in the second half of the calendar year due to seasonality in the entertainment business. Variability is also experienced on a quarterly basis with the lowest demand typically being experienced in the first calendar quarter and with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is influenced by EDC’s customers’ product release schedules.

Backlog

EDC’s customers order products and services only as they are needed, therefore EDC does not maintain any significant backlog.

Employees

At December 31, 2008, EDC employed over 1,100 persons. In Germany, approximately 43% of the workforce of 822 employees is unionized and all employees, including exempt staff, which represents approximately 4% of the total employees, are represented by a works council. Collective bargaining agreements and works council agreements cover all labor relations.  In February 2008, EDC reached an agreement with the works council on an eight year collective bargaining agreement which runs through 2015.  In the UK, approximately 64% of the workforce of 313 employees is unionized and subject to collective bargaining agreements.  In October 2008, EDC entered into an agreement with the UK employees that was retroactively effective January 1, 2008, and ran until January 1, 2009. The 2008 contract terms will remain in effect until a new agreement is reached.

As discussed above, on December 31, 2008, EDC completed the sale of EDC’s distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, all of the equipment located in the Fishers, Indiana distribution facility and certain manufacturing equipment located in the Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC U.S., Inc. Upon completion of the sale, EDC effectively ceased its U.S. manufacturing and distribution operations.  At December 31, 2008, EDC had 419 employees at the Kings Mountain, North Carolina facility as part of the transition service agreement. All production employees were phased out by the end of February 2009 and the remaining employees will be phased out by the end of April 2009.

EDCI currently has a core corporate staff of 15 employees at various U.S. locations.

SEC Filings

We make available all annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through our Internet website at www.edcih.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission's Internet website at www.sec.gov.

Our code of ethics is posted on our Internet website at www.edcih.com. You can also receive a copy free of charge by sending an email request to investor.relations@edcih.com or by sending a written request to our offices at 1755 Broadway, 4th Floor, New York, NY 10019, Attention: Investor Relations.

ITEM 1A.  RISK FACTORS

Our prospects are subject to certain risks and uncertainties including the following:

Current Global and Economic Downturn

EDC.  EDC’s business has been negatively impacted by the current global downturn.  If this downturn is prolonged or worsens, there could be several severely negative implications that may exacerbate many of the risk factors we identified below including, but not limited to, the following:

●	Liquidity:
o
The global economic downturn and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the global financial system, which would, in turn, have a negative impact on EDC and its creditors.

o	Credit insurers could drop coverage on EDC’s customers and increase premiums, deductibles and co-insurance levels on remaining or prospective coverage.
o	EDC’s suppliers could tighten trade credit which could negatively impact EDC’s liquidity.

●	Counterparty risk:
o	EDC’s customers, vendors and their suppliers may become insolvent and file for bankruptcy, which could negatively impact its results of operations

●	Demand:
o
EDC’s financial performance depends on consumer demand for its customers’ products. Substantially all of the purchases of the pre-recorded media products sold by EDC’s customers are discretionary. Accordingly, weak economic conditions or outlook or varying consumer confidence could significantly reduce consumption in any of its customers’ major markets thereby causing material declines in sales and net earnings. In addition, because of the discretionary nature of EDC’s products, EDC’s customers must continually compete for the public’s leisure time and disposable income with other forms of entertainment, including legal and illegal downloading of content, box office movies, sporting events, concerts, live theatre and restaurants. As a result of this competition, demand for EDC’s customers’ products could be reduced and sales volumes and gross profit margins could be adversely affected.

EDCI.  As a cause and effect of the global downturn, various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing.  Uncertainty over the extent and degree of the global downturn also creates substantial uncertainty with regard to the fundamentals of many industries.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on EDCI’s ability to find acquisition opportunities that meet its acquisition criteria, obtain financing necessary (if desired) to effectively execute its acquisition strategy and on the resulting value of any consummated acquisition or the market value of its investment portfolio.

Risks Related to EDCI’s Acquisition Strategy

In identifying, evaluating and selecting a target business for a potential acquisition, EDCI expects to encounter intense competition from other entities having a similar business objective, including private equity groups, blank check companies, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions.  Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates.  Moreover, many of these competitors possess greater financial, technical, human and other resources than us, which will give them a competitive advantage in pursuing the acquisition of certain target businesses.  EDCI may not be able to successfully identify such a business, obtain financing for such acquisition (if desired), or successfully operate any business acquired.

Even if EDCI identifies an appropriate acquisition opportunity, it may be unable to negotiate favorable terms for that acquisition.  EDCI may be unable to select, manage, absorb or integrate any future acquisitions successfully.  Any acquisition, even if effectively integrated, may not benefit EDCI’s stockholders.  Any acquisition may involve a number of unique risks including: (i) executing successful due diligence; (ii) exposure to unforeseen liabilities of acquired companies; and (iii) EDCI’s ability to integrate and absorb the acquired company successfully.

Because EDCI may consummate an acquisition of a company in any industry and is not limited to any particular type of business there is no current basis for you to evaluate the possible merits or risks of the particular industry of an acquired business.  If EDCI completes an acquisition with an entity in an industry characterized by a high level of risk, EDCI may be affected by the currently unascertainable risks of that industry.  Although EDCI management will endeavor to evaluate the risks inherent in a particular industry or target business, EDCI cannot assure you that it will properly ascertain or assess all of the significant risk factors.  Even if EDCI management properly assesses those risks, some of them may be outside of its control.

Declining Nature of CD and DVD Industries

EDC’s business is dependent on the continued viability of physical distribution of music and video through authorized pre-recorded media. Alternative distribution channels and methods, both authorized and unauthorized, for delivering music have eroded and are expected to continue to erode the volume of sales and the pricing of products and services.  Because EDC’s business has high fixed costs, EDC has limited ability to reduce costs in response to unit declines.  The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music and video files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, CD and DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading.  EDC expects that file sharing and downloading, both legally and illegally, the introduction of new optical formats and portable personal digital devices will continue to exert downward pressure on the demand for CDs.  The digital transfer and downloading of video files has become more widespread in large part due to improvement in the speed and quality with which video files can be transferred and downloaded.  As a result, file sharing and downloading has also exerted significant downward pressure on the demand for DVDs. In addition, EDC’s business faces pressure from the emerging distribution alternatives, like video on demand (“VOD”) and personal digital video recorders. As substantially all of EDC’s revenues are derived from the sale of CDs and to a lesser extent DVDs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect EDC’s business, financial condition and results of operations.

Blackburn – Hannover Consolidation

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK ("EDC Blackburn") and Hannover, Germany ("EDC Germany")manufacturing activities within the Hannover facility (the “Consolidation”).  EDC will incur significant costs in connection with the Consolidation and the plan will require the consent of the lenders pursuant to EDC’s Senior Secured Credit Facility.  These types of plans involve numerous risks, such as the diversion of management and employee attention; disruptions in customer, employee and vendor relationships, and execution risks.  These factors, as well as any delays in implementing the plan or industry declines beyond those assumed in the plan, could increase the costs associated with the plan and reduce the financial benefit of the plan.  EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to ensure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulted from the planned closure of the Blackburn facility.

Potential Intellectual Property Infringement Claims from Third Parties

Substantial litigation regarding intellectual property rights continues in the CD and DVD manufacturing industry. In addition, EDCI remains liable for certain intellectual property indemnity obligations related to discontinued businesses, including the international messaging business, the assets of which were sold during in December 2006 and the Paging business which EDCI began exiting in May 2001.

The industry in which EDC competes has many participants who own, or who claim to own, intellectual property for certain of the manufacturing processes EDC employs, the products EDC produces or the content produced by its customers. EDC pays licensing fees to certain third parties who claim to own the rights to intellectual property that EDC employs in its manufacturing processes or products.  In addition, from time to time others may claim rights to intellectual property EDC employs, asserting a right to royalties or penalties for infringement.  It is not possible to determine with certainty whether these or any other existing third party patents or the issuance of any new third party patents may require EDC to alter or obtain licenses relating to our processes or products. New multimedia formats will likely require EDC to obtain additional licenses.  EDC may not be able to obtain any such licenses on favorable terms and obtaining and paying royalties on new licenses might materially increase its costs, which will decrease our profits.

Any intellectual property infringement claims asserted by a third party against us could be time-consuming and costly to defend, divert management’s attention and resources, cause product and service delays, or require us to pay damages to or enter into licensing agreements with third party claimants. An adverse decision in an infringement claim asserted against EDC could result in it being prohibited from using such technology, as licensing arrangements may not be available on commercially reasonable terms. EDC’s inability to license the infringed or similar technology on commercially reasonable terms could have a material adverse effect on its business, financial condition and results of operations.

Variability of Quarterly Results and Dependence on Key Customers

EDC’s manufacturing and distribution agreements with Universal accounted for approximately 73%, 74% and 83% of our 2008, 2007 and 2006 revenues, respectively. If market or other factors cause Universal to reduce or postpone significant levels of current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition will be adversely affected. EDC has a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting other customers in the music, video and games markets. Efforts to expand business with parties other than Universal may not succeed, and as a result, EDC may not be able to significantly reduce its dependence on Universal.

Under the agreements with Universal, EDC is required to deliver substantial volumes of products meeting stringent requirements. Failure to successfully manage the production or supply of products, including the failure to meet scheduled production and delivery deadlines, or the failure of products to meet required quality standards, can result in significant penalties under the agreements with Universal.  Repeated failures, even if such failures are ultimately corrected, can result in significant liquidated damages, the right by Universal to source EDC volumes from third parties, and in some cases, the right of Universal to terminate the agreements, which events would  materially adversely affect EDC’s business, operating results and financial condition.

EDC’s production levels, revenue and cash flows are largely affected by its customers’ product release schedule.  The release schedule is dependent on a variety of factors such as consumer demand and the availability of marketable content. EDC’s results of operations and cash flows in any period can be materially affected by the timing of product releases by its customers, which may result in significant fluctuations from period to period. In addition, the entertainment business is seasonal and, as such, EDC typically manufactures and distributes approximately 53% to 58% of its annual demand by volume in the second half of the calendar year. Typically the lowest demand is experienced in the first calendar quarter with the highest demand occurring in the last calendar quarter. This seasonality cycles year over year and is also influenced by customers’ new product release schedule.

Senior Secured Credit Facility

EDC’s Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to us in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC.  It also contains financial covenants relating to maximum consolidated EDC and subsidiaries leverage, fixed charge coverage and maximum senior secured leverage as defined therein.  EDC’s ability to comply with these financial covenants is dependent on its future performance, which is subject to prevailing economic conditions and other factors that are beyond our control.  EDC’s failure to comply with any of these restrictions in the Senior Secured Credit Facility may result in an event of default, which, if not cured or waived, would allow the lenders to accelerate the payment of the loans and/or terminate the commitments to lend or foreclose on EDC’s collateral in addition to other legal remedies.  At December 31, 2008, EDC was not in compliance with one of its financial covenants as a result of the impairment of intangible assets in 2008; however, the credit agreement was amended to exclude those impairment charges from the applicable covenants.

Increased Costs or Shortages of Raw Materials or Energy

EDC purchases significant quantities of plastics (e.g., polystyrene and polycarbonate), the key raw materials used in the production of DVDs, CDs, jewel cases and trays. The availability and price of these materials may be influenced by a number of different factors, many of which are beyond EDC’s control, including weather, transportation, increased demand, production delays and the price of oil. The costs of these raw materials are passed through to Universal, but not for most other customers. EDC’s manufacturing and distribution facilities are energy-intensive and increases in energy costs would adversely affect its gross margins and results of operations.

International Business Risks

EDC’s international sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable and, to a lesser extent, exchange rate fluctuations.

Foreign Currency Translation and Transaction Risks

The financial position and results of operations of EDC’s international subsidiaries are reported in various foreign currencies and then translated into U.S. dollars at the applicable exchange rate for inclusion in our consolidated financial statements. As a result, the appreciation of the U.S. dollar against these foreign currencies has a negative impact on our reported sales and operating margin (and conversely, the depreciation of the U.S. dollar against these foreign currencies has a positive impact). For the year ended December 31, 2008, we estimate that foreign currency translation favorably impacted sales and gross margin by approximately $2.1 million and $0.5 million, respectively when compared to the year ended December 31, 2007. The volatility of currency exchange rates may materially adversely affect our operating results.

Limitations on NOLs Resulting from Ownership Changes and Transfer Restrictions

As a result of certain transactions involving EDCIH’s common stock, we have calculated, using the best available public information as of December 31, 2008, that approximately 26.6% of EDCIH’s share base has changed hands in the past three years utilizing the methodologies outlined in section 382 of the Internal Revenue Code (“section 382”). If EDCI had an “ownership change”, as defined in section 382, EDCI’s net operating losses (“NOLs”) generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these NOLs. Section 382 generally limits the amount of the taxable income that can be offset by a pre-change loss to the product of (i) the long-term tax exempt bond rate (published monthly by the U.S. Treasury) as of the date of the change of ownership and (ii) the value of the company’s shares immediately before the ownership change.

Generally, a loss corporation incurs an “ownership change” within the meaning of section 382, if immediately after any change in the ownership of the stock in the loss corporation affecting the percentage of stock owned by any 5% stockholder (the date of any such change is referred to as a “testing date”), the percentage of stock owned by one or more 5% stockholders, in the aggregate, has increased by more than 50 percentage points over the lowest percentage of stock owned by such 5% stockholders at any time during the three-year period ending on the testing date. Thus, as of any testing date, changes in stock ownership occurring more than three years prior to the testing date do not have to be taken into account when determining whether an ownership change has occurred.

As a result of a reorganization completed on August 25, 2008, EDCIH’s common stock is subject to transfer restrictions designed to protect the NOLs by restricting any person from buying or selling EDCIH’s stock (or any interest in EDCIH’s stock) if the transfer would result in a stockholder (or several stockholders, in the aggregate, who hold their stock as a “group” under the federal securities laws) owning 5% or more of EDCIH’s stock. The purpose of these restrictions is to limit direct or indirect transfers of stock of EDCIH that would affect the percentage of stock that is treated as being owned by 5% stockholders. Stockholders who owned more than 5% of the Company’s stock immediately prior to the reorganization are allowed to sell their existing shares, other than in a transaction creating a new 5% shareholder, or acquire additional shares of EDCIH common stock representing up to one-half of 1% of the total outstanding shares of EDCIH’s common stock immediately following the reorganization.  These restrictions protect the Company from third party transactions creating new 5% groups that could cause an ownership change, but we must continue to monitor the ownership change in issuing new shares or repurchasing existing shares, and in doing so, must account for the possibility of the pre-existing 5% stockholders selling their stock, which sales would also have an impact on the ownership change.

The amount of EDCI’s NOLs and the percentage of EDCI's share based that has changed hands have not been audited or otherwise validated by the IRS or others. The IRS could challenge the amount of EDCI’s NOLs, which could result in an increase in our liability for income taxes to the extent the NOLs are realized for income tax purposes. Therefore, we cannot assure you that the calculation of the amount of our NOLs may not be changed as a result of a challenge by a governmental authority or our learning of new information about the ownership of, and transactions in, our securities. In addition, calculating whether an ownership change has occurred is subject to uncertainty, both because of the complexity and ambiguity of section 382 and because of limitations on a publicly traded company’s knowledge as to the ownership of, and transactions in, its securities. Based upon a review of past changes in our ownership, as of December 31, 2008, we do not believe that EDCI has experienced an ownership change (as defined under section 382) that would result in any limitation on our future ability to use these net operating loss and capital loss carry forwards. However, the IRS or some other taxing authority may disagree with that position and contend EDCI has already experienced such an ownership change, which would severely limit our ability to use our NOL carry forwards and capital loss carry forwards to offset future taxable income.

Potential Anti-Takeover Effect of the Transfer Restrictions

Although the transfer restrictions are designed as a protective measure to preserve the NOLs, the transfer restrictions may have the effect of impeding or discouraging a merger, tender offer or proxy contest, even if such a transaction may be favorable to the interests of some or all of the stockholders of EDCIH. This effect might prevent stockholders from realizing an opportunity to sell all or a portion of their shares of common stock of EDCIH at a premium above market prices. In addition, the transfer restrictions may delay the assumption of control by a holder of a large block of the common stock of EDCI Holdings and the removal of incumbent directors and management, even if such removal may be beneficial to some or all of the stockholders of EDCIH.

Environmental Laws and Regulations

EDCI’s manufacturing and distribution operations are subject to environmental laws and requirements that may impose material costs or liabilities. EDC’s facilities are subject to a range of laws and regulations relating to the environment. These include laws, regulations  and enforcement policies that govern discharges and / or disposal of hazardous substances and wastes into the air, water and landfills.  Compliance with existing and future environmental laws and regulations and enforcement policies may require EDCI to incur capital and other costs, which may materially adversely affect future financial conditions. Such costs, or related third-party personal injury or property damage claims, could have a material adverse affect on EDC’s business, results of operations or financial condition.

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

Competition

Some of our competitors have substantially greater financial, technical and operating resources than us and we may be unable to successfully compete with these competitors. In addition, competitive pricing pressures may have an adverse effect on our profit margins in the future.

Volatility of Stock Price

The market price of EDCIH’s common stock is volatile. The market price of EDCIH’s common stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors such as announcements of technological developments or new products, developments in relationships with our customers, strategic alliances and partnerships, potential acquisitions and strategic investments, technological advances by existing and new competitors, general market conditions in our industries and changes in government regulations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding our principal facilities used in its continuing operations:

	Size	Owned Or	Lease
Location	(Square Feet)	Leased	Expiration Date	Used
Blackburn, Lancashire, UK (1)	148,869	Leased	2017	Manufacturing facility and administrative offices for EDC UK information services, finance and accounting.
Fishers, Indiana, U.S.A.	3,500	Leased	2009	EDCI and EDC information services and corporate accounting and finance.
New York, New York, U.S.A.	1,323	Leased	2009	EDCI Corporate Headquarters
Hannover, Germany	738,000	Leased	2015	Manufacturing facility and full stocking warehouse and distribution center and administrative offices for EDC central Europe information services, finance and accounting.

(1)  The principal lease for EDC’s UK manufacturing facility includes an option to break the lease without penalty in June 2010, which we plan to exercise.

In addition to the properties above, EDC owns the manufacturing facility located in Kings Mountain, North Carolina that was formerly used in EDC’s U.S. manufacturing operations.  We expect to sell the facility in 2009 and thus, the facility is classified and recorded in assets held for sale in the accompanying consolidated balance sheets and is valued at its fair market value at December 31, 2008.

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

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to Universal International Music B.V.  (“UIM”)  of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 (the “International Distribution Agreement”).  UIM is part of the Universal Music Group, which is EDC’s largest customer..   EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  However, the February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice and EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement.  At this time, both parties are in the process of selecting arbitrators for the matter and no date for the arbitration has been set.

Under the International Distribution Agreement, EDC has various service level obligations it is required to maintain.  Repeated failures to meet those service level obligations can result in Key Failures.  In its February 27 2009 notice, UIM alleged that EDC has incurred two Key Failures.  EDC believes neither of the Key Failures are valid.  Even if a Key Failure had been validly established by UIM, EDC is provided with a contractual opportunity to cure such.  However, as EDC believes that no Key Failure has occurred, it has provided notice to UIM that, despite its willingness to work with UIM to cure any valid Key Failure, it is unable to do so with regard to an invalid Key Failure.

There are various penalties for both cured and uncured Key Failures.  Depending on whether one or two Key Failures were found valid by an arbitrator, and whether EDC were able to cure any such valid Key Failures, EDC could face the following penalties:  Upon each of the first two uncured Key Failures occurring within a five-year period, UIM has the right to source 30% of its distribution requirements under the International Distribution Agreement and / or 30% of its manufacturing requirements under the International Manufacturing Agreement between UIM and EDC dated May 31, 2005 (together with the International Distribution Agreement, the “Supply Agreements”) from a third party for a period of 12 months or receive liquidated damages in the amount of  $0.6 million as a credit against its payments under such contract.  In addition, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are held to be valid – even if both Key Failures were cured.  The penalty in such an event, for both Key Failures combined, would be the right by UIM to source 30% of its requirements under the Supply Agreements from a third party for a period of 12 months or receive liquidated damages in the amount of approximately $0.6 million as a credit against its payments under such contract.

Upon the occurrence of additional Key Failures (which UIM has not asserted), additional penalties apply as follows.  Upon the occurrence of three Key Failures within a five year period of the same category, whether cured or uncured, UIM has the right to either source 100% of its distribution requirements under the International Distribution Agreement from a third party for the remaining term of the contract, terminate such contract outright or receive liquidated damages in the amount of $1.7 million as a credit against its payments under such contract.  Upon the occurrence of four Key Failures within a five year period of any category, whether cured or uncured, UIM has the right to either source 30% of its distribution requirements under the International Distribution Agreement from a third party for a period of 12 months, terminate such contract outright or receive liquidated damages in the amount of $0.6 million as a credit against its payments under such contract.  The occurrence of five Key Failures within a five year period of any category, whether cured or uncured, would provide UIM with the same damages as three Key Failures within a five year period of the same category.

As described above, EDC believes that no Key Failures have occurred and intends to vigorously defend its position in arbitration but at this early stage in these matters, the EDC is not able to assess the likelihood of a favorable outcome...  If EDC is unsuccessful in arbitration, the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on its profitability.  In addition, as described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

Shareholder Derivative Actions: On September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New YorkCounty, against EDCI (as nominal defendant) and against certain of EDCI’s current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of EDCI, contained a variety of allegations relating to the backdating of certain stock option grants. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions were identical to each other, and asserted the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws.

A Special Litigation Committee of the Board of Directors of EDCI, following an internal investigation, concluded that there was no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to EDCI or its shareholders, and further concluded that it would not be in EDCI’s best interest to pursue any claims with respect to these grants. EDCI also restated certain financial statements as a result of this internal investigation.

On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions.  The agreement was subject to the approval of the Court.  Pursuant to the settlement agreement, EDCI’s insurer agreed to pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and to pay for the costs of notifying the Company’s shareholders of the settlement.  EDCI also implemented certain changes to its Equity Compensation Policy and adopted related reform policies.  In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions agreed to dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints.  The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and on April 30, 2008 the Court granted preliminary approval of the settlement and scheduled a settlement hearing.  On September 17, 2008, the Court issued a final order approving the settlement, but denying plaintiffs’ counsels’ application for fees and expenses.  A judgment to that effect was then entered by the Court on September 25, 2008.

On October 23, 2008, plaintiffs in the Subsequent Actions moved for leave to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement.  On January 12, 2009, the federal court denied that motion.  The plaintiffs in the state court action have until July 2009 to perfect their appeal under state law from that aspect of the state court decision which denied their application for attorney's fees.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company,  have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  EDC does not believe the complaint has merit, intends to vigorously defend  this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome.  The case is still pending and discovery and motion practice are continuing.  The most recent event is the Court's denial of plantiff's motion for a summary judgement that EDC breached the contract. Pending before the Court is a motion for a summary judgement by EDC that there is no patent infringement. On February 19, 2009, oral arguments were held with regard to a motion by the plaintiffs for summary judgment; no decision has been rendered to date.    In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.  That subsidiary has indemnification rights under certain contractual arrangements covering the alleged claims.  EDC has filed a defense and has received a court summons for May 28, 2009 to appear before the Regional Court of Hannover.  EDC does not believe the case has merit, intends to vigorously defend this action, and believes it has indemnification rights covering a substantial portion of the claim, but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

EDCIH’s common stock trades on the NASDAQ Capital Market under the symbol "EDCI." The table below sets forth the inter-day high and low sale prices for the common stock on the NASDAQ Capital Market for the periods indicated. All per share amounts reflect the effect of the reorganization as described in Note 1 in the consolidated financial statements

Price Range of
Common Stock
	High	Low

Year Ended December 31, 2008
First Quarter	$ 7.40	$ 4.60
Second Quarter	$ 5.80	$ 3.90
Third Quarter	$ 5.90	$ 3.30
Fourth Quarter	$ 4.96	$ 2.17
Year Ended December 31, 2007
First Quarter	$ 27.00	$ 21.30
Second Quarter	$ 24.60	$ 17.80
Third Quarter	$ 19.90	$ 12.30
Fourth Quarter	$ 13.50	$ 5.70

At March 24, 2009 there were approximately 1,466 holders of record of EDCIH’s common stock.

Cash dividends have not been paid on our common stock since 1982 and we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total return on $100 invested on December 31, 2003 in each of  EDCIH’s Common Stock, the NASDAQ U.S. Composite Index and the S&P 500 Movies & Entertainment Index at the end of each fiscal year through 2008.  The returns are calculated assuming the reinvestment of dividends.  EDCIH has not paid any cash dividends during the period covered by the graph below.

The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return
Dollars
150
100
50
0
2003
2004
2005
2006
2007
2008
EDCI Holdings, Inc.
Nasdaq Index
S&P 500 Movies & Entertainment Index

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	Dec03	Dec04	Dec05	Dec06	Dec07	Dec08
EDCI Holdings, Inc.	100	81.04	120.82	95.17	24.91	13.38
Nasdaq Index	100	108.41	110.79	122.16	134.29	79.25
S&P 500 Movies & Entertainment Index	100	101.09	89.28	114.51	103.59	60.22

Equity Compensation Plan Information

The following table provides information as of December 31, 2008, with respect to EDCIH’s shares of common stock that may be issued under EDCI’s existing equity compensation plan, which has been approved by the stockholders.  EDCI currently does not have any equity compensation plans related to our publicly traded common stock that have not been approved by stockholders.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	142,053	$33.91	861,136

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Consolidated Financial Data presented below for each of the five years in the period ended December 31, 2008, has been derived from our audited consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis-Financial Condition and Results of Operations” and the consolidated financial statements and Notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Year Ended December 31,
	2008 (2)	2007 (3)	2006 (3) (4)	2005	2004

Operating Data (1):		(In thousands, except per share data)
Total revenues	$238,428	$253,443	$208,211	$95,439	$ -
Income (loss) from continuing operations	(12,865)	2,167	4,241	1,089	-
Income (loss) from discontinued operations	(11,502)	(18,345)	(14,011)	6,886	4,519
Gain on sale of Messaging business	-	1,044	6,127	-	-
Gain on sale of EDC U.S. Operations	2,712	-	-	-	-
Extraordinary Gain	-	-	7,668	-	-
Net income (loss)	(21,655)	(15,134)	4,025	7,975	4,519
Per Share Data:
Per Weighted Average Common Share:
Income (loss) from continuing operations	(1.88)	0.31	0.62	0.16	-
Income (loss) from discontinued operations	(1.68)	(2.62)	(2.04)	1.03	0.68
Gain on sale of Messaging business	-	0.15	0.89	-	-
Gain on sale of EDC U.S. operations	0.40
Extraordinary Gain	-	-	1.11	-	-
Net income (loss)	(3.17)	(2.16)	0.59	1.19	0.68
Per Weighted Average Common Share – Assuming Dilution:
Income (loss) from continuing operations	(1.88)	0.31	0.60	0.16	-
Income (loss) from discontinued operations	(1.68)	(2.62)	(2.00)	0.99	0.68
Gain on sale of Messaging business	-	0.15	0.87	-	-
Gain on sale of EDC U.S. operations	0.40	-	-	-	-
Extraordinary Gain	-	-	1.09	-	-
Net income (loss)	(3.17)	(2.16)	0.57	1.15	0.68

	At December 31,
	2008	2007	2006	2005	2004
			(In thousands)
Balance Sheet Data (1):
Working capital	$ 81,392	$ 56,795	$ 59,874	$ 47,539	$ 89,120
Total assets	192,550	296,021	324,236	313,472	121,282
Long-term Debt	7,996	20,312	35,375	46,802	-
Accumulated Deficit	(294,988)	(273,333)	(258,199)	(262,224)	(270,199)
Stockholders Equity	79,399	106,236	112,785	103,681	95,185

(1)
On December 31, 2008 EDC completed the sale of its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, all of the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as transferred U.S. customer relationships to Sony DADC U.S., Inc.  We recorded a gain on the sale of $2.7 million in 2008.  Due to this sale, the results of our EDC U.S. operations have been reclassified from continuing to discontinued operations for all periods presented.  See Note 4 to the consolidated financial statements. Income (loss) from discontinued operations includes an impairment charge of $9.8 million in 2007.

(2)
Income ( loss) from continuing operations for the year ended December 31, 2008, includes an impairment charge of  $26.4 million associated with the write down of the carrying value of certain intangible assets related to EDC’s central European operations.

(3)
On December 31, 2006, EDCI completed the sale of substantially all of its assets of the Messaging business. We recorded a gain on this sale of $6.1 million in the fourth quarter of 2006 and additional gain of $1.0 million during 2007.  Due to this sale, the results of Messaging operations have been reclassified from continuing to discontinued operations for all periods presented.  See Note 4 to the consolidated financial statements.

(4)
On July 21, 2006, EDC acquired Deluxe’s CD Manufacturing operations in Blackburn, England.  An extraordinary gain of $7.7 million was recorded on the acquisition.  See Note 3 to the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We believe transparency and clarity are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our shareholders with informative financial disclosures and presenting an accurate view of our financial position and operating results.

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

• Overview and Key Events
• Results of Operations
• Financial Condition and Liquidity
• Outlook
• Critical Accounting Policies and Estimates
• Recently Issued Accounting Pronouncements
• Other

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K

Overview

We have one reportable business segment operated by our majority owned subsidiary, EDC.  EDC, our only continuing segment, is an industry leader in providing pre-recorded products and distribution services to the entertainment industry with operations serving central Europe and the United Kingdom (“UK”).  EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) in May 2005.  As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which it became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing requirements and distribution requirements for the U.S. and central Europe. In July 2006, EDC’s presence in the European market was expanded when it acquired a CD manufacturing operation in Blackburn, UK (“Blackburn”).  Blackburn is the largest CD replicator in the UK.  Its customer base includes Universal Music Group, its largest customer, as well as Ministry of Sound, Union Square Music, Demon Music Group and Warner Music Group.  This acquisition also allowed EDC to secure all of Universal’s UK CD manufacturing business, a portion of which reverted to EDC in 2007 as part of EDC’s international supply agreement with Universal.

We announced on October 31, 2008, and closed on December 31, 2008, the sale of substantially all of the U.S. business of EDC to Sony DADC U.S., Inc (“Sony DADC”) for $26.0 million in cash subject to certain post-closing adjustments and additional consideration.  The specific assets transferred were: EDC’s distribution operations located in Fishers, Indiana; EDC’s U.S. supply agreements with Universal Music Group; all of the equipment located in EDC’s Fishers, Indiana distribution facility and certain manufacturing equipment located in EDC’s Kings Mountain, North Carolina facility; and the transfer of certain other of EDC’s U.S. customer relationships.  EDC no longer operates manufacturing and distribution facilities in North America.  Post-closing adjustments and additional consideration include an additional approximate $1.5 million for equipment sold to Sony DADC to be received by the end of April, 2009, certain customary post-closing working capital adjustments and up to $2.0 million as contingent consideration related to the transferred operations achieving certain target criteria during 2009. The sale agreement included customary representations and warranties accompanied by certain limited indemnification rights, secured by a second lien on EDC's U.S. assets in favor of Sony DADC.   EDC agreed to provide certain transition services to Sony following the closing.  The required production service process was completed at the end of February 2009.  Following the transaction, EDC continues to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  All information related to EDC’s U.S. operations is reflected as discontinued operations in the accompanying 10-K, including information from prior periods.

 Negative operating conditions encountered in 2008, anticipated declines in future sales volumes and the loss of a significant distribution customer at EDC’s central European operation indicated that the carrying value of its central European operation’s Universal manufacturing and distribution supply agreement, one of EDC’s third party distribution agreements, and third party customer relationship agreement intangible assets would not be recovered from the cash flows related to operations of these assets. EDC made certain assumptions when estimating future cash flows to be generated from these assets including declines in future sales volumes, pricing, and costs saving initiatives in support of the assets.  As a result of this analysis, EDC recorded an impairment of intangible assets of $26.4 million in 2008.  We recorded an impairment of intangible assets of $9.8 million related to our EDC U.S. operations in 2007.  The impairment charge is included in loss from discontinued operations in the consolidated statements of operations.

Results of Operations

Revenues for 2008, 2007 and 2006 were $238.4 million, $253.5 million and $208.2 million. 2008 revenues decreased $15.1 million compared to 2007 primarily due to a decrease of $17.6 million due to a decline in volumes, offset partially by the impact of favorable exchange rate fluctuations of $2.1 million and changes in product mix of $0.4 million.  The results for 2008 included a loss from continuing operations of $12.9 million compared to income from continuing operations of $2.2 million in 2007 and income from continuing operations of $4.2 million in 2006. The 2008 period included a charge of $26.4 million for the impairment of long-lived assets.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenues. Revenues for 2008 were $238.4 million compared to $253.5 million for 2007.  The following table illustrates the components of changes in revenue when comparing 2007 to 2008 by revenue line.

	2007	Volume	Price/Mix	Exchange Rate	2008

Product Revenues	195.3	(12.1)	(0.6)	(1.5)	181.1
Service Revenues	58.2	(5.5)	1.0	3.6	57.3
Total Revenue	$ 253.5	$ (17.6)	$ 0.4	$ 2.1	$ 238.4

Product Revenues. Product revenues were $181.1 million in 2008 compared to $195.3 million in 2007.  The decrease is primarily due to volume declines from both our central European and UK operations and the impact of net unfavorable exchange rate fluctuations in the Euro and British pound.  Our central European operation volumes were down 8.6% from 2007 primarily due to a decrease in volumes from Universal.  Our central European operations product revenues were negatively impacted by lower per unit pricing, which primarily relates to revised pricing with Universal, partially offset by a favorable impact of exchange rate fluctuations.  Revenues from our UK operations decreased in 2008 primarily due to the unfavorable impact of exchange rate fluctuations and lower volumes from customers other than Universal, which were partially offset by improved pricing and increased revenues from Universal.

Service Revenues.  Service revenues were $57.3 million in 2008 compared to $58.2 million in 2007.  Our central European operations experienced a 9.7% decline in volumes in 2008 primarily due to lower volumes from Universal  and the loss of a large customer, which was partially offset by the favorable impact of exchange rate fluctuations , positive volumes and pricing for special shipments.   Our UK operation does not provide distribution services.

Gross Profit on Product Revenues and Service Revenues. Gross profits were $47.9 million, or 20.1% of revenues, during 2008 compared to $49.7 million, or 19.6% of revenues, in 2007.  The following table shows the elements impacting gross profit when comparing 2007 to 2008 by revenue line.

	2007		Volume		Cost/Mix		Exchange Rate		2008
	$	%	$	%	$	%	$	%	$	%

Product Revenues	30.7	15.7%	(4.4)	-1.7%	3.6	2.4%	(0.5)	-0.2%	29.4	16.2%
Service Revenues	19.0	32.6%	(1.9)	-1.4%	0.4	0.4%	1.0	0.7%	18.5	32.3%
Total Gross Profit	$ 49.7	19.6%	$ (6.3)	-1.7%	$ 4.0	2.1%	$ 0.5	0.1%	$ 47.9	20.1%

Product Revenues. Gross profit on product revenues were $29.4 million, or 16.2% of product revenues, in 2008 compared to $30.7 million, or 15.7% of product revenues, in 2007.  Gross profit in our central European operations increased compared to 2007 primarily due to the impact of favorable exchange rate fluctuations and cost saving initiatives, which more than offset the impact of lower volumes and pricing.  Gross profit in our UK operations decreased primarily due to the impact of unfavorable exchange rate fluctuations, severance related costs recorded in 2008 and lower volumes from customers other than Universal, which offset improved volumes and pricing from Universal.

Service Revenues. Gross profit on service revenues was $18.5 million, or 32.3% of service revenues, in 2008 compared to $19.0 million, or 32.6% of service revenues, in 2007. Our central European operations gross profit on service revenues decreased slightly in 2008 compared to 2007 primarily due to volume declines, which were partially offset by the favorable impact of exchange rate fluctuations, improved pricing on special projects and labor and cost savings initiatives.

Selling, General and Administrative Expense (SG&A). SG&A expense was $32.2 million in 2008 compared to $38.0 million in 2007.  The decrease is primarily due to $2.9 million in lower professional fees primarily related to stock option litigation, accounting services and consulting, a decrease of $2.3 million in compensation costs, including expenses related to severance, stock compensation and the vesting of profit interests and a $2.2 million reserve recorded in 2007 for a doubtful accounts receivable, offset in part by a $1.6 million unfavorable impact from exchange rate fluctuations.

Impairment of Long-Lived Assets. We recorded an impairment of long-lived assets of $26.4 million in 2008 related to the decline in value of intangible assets related to our central European operations, Universal manufacturing and distribution service supply agreements and third party customer supply and relationship agreements .

Amortization of Intangible Assets. Amortization expense was $6.2 million in 2008 compared to $5.8 million in 2007.  The increase is due to the unfavorable impact of exchange rate fluctuations.  The Company’s amortizable intangible assets consist primarily of manufacturing and distribution services agreements that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.

Other Income (Expenses)

Interest Income.  Interest income in 2008 was $3.4 million compared to $4.5 million in 2007.  Interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury-bills and short-term investments.  The decrease reflects lower interest rates and cash balances during 2008.

Interest Expense.  Interest expense in 2008 was $2.2 million compared to $2.4 million in 2007.  Interest expense includes interest on  term debt, cross-currency swap, and amortization of debt issuance costs as well as amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan.

Gain (Loss) on Currency Swap, net. We recorded a gain on our currency swap of $1.5 million in 2008 compared to a loss of $3.2 million in 2007. The gain in 2008 reflects the devaluation of the Euro against the U.S. dollar compared to 2007, which saw the Euro strengthen against the U.S. dollar resulting in a loss.  The currency swap is not subject to hedge accounting; instead fluctuations in the fair value of the instrument are recorded in earnings for the period. In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009

Gain (Loss) on Currency Transaction, net. We recorded a loss of $3.2 million in 2008 compared to a gain of $0.8 million in 2007 on intercompany transactions among EDC’s U.S. and international operations denominated in their local currency.  The loss in 2008 reflects the devaluation of the Euro and Pound against the U.S. dollar, compared to 2007, which saw the Euro strengthen against the U.S. dollar resulting in a gain.

Other Income (Expense), net.  We recorded a loss of $0.4 million in 2008 compared to income of $0.2 million in 2007.  The loss in 2008 is primarily due to a realized loss on the sale of investments of $0.3 million and an impairment charge of $0.1 million related to the write down of certain investments to fair value. The income in 2007 is primarily due to realized gains and investment income associated with a deferred compensation plan.

Income Taxes. We recorded an income tax benefit of $4.6 million in 2008 compared to income tax expense of $3.4 million in 2007.  The change of $8.0 million is primarily due to pre-taxes losses for our central European operations driven by the impairment of intangibles assets.  The expense in 2007 included a benefit of $2.6 million to adjust the values of our deferred tax assets and liabilities for the impact of UK and German tax rate changes enacted in the third quarter of 2007, which partially offset taxable income from these operations.  No tax benefit has been provided for losses in the U.S.  Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, we have concluded that a full valuation allowance is necessary at December 31, 2008.  In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Revenues. Revenues for 2007 were $253.4 million compared to $208.2 million for 2006.  The following table illustrates the components of changes in revenue when comparing 2006 to 2007 by revenue line.

	2006	Volume	Price/Mix	Exchange Rate	2007

Product Revenues	154.6	30.8	(4.5)	14.4	195.3
Service Revenues	53.6	1.2	(1.8)	5.1	58.1
Total Revenue	$ 208.2	$ 32.0	$ (6.3)	$ 19.5	$ 253.4

Product Revenues. Product revenues were $195.3 million in 2007 compared to $154.6 million in 2006.  The increase is primarily due to a full twelve months of revenue from our UK operations, which were acquired in July 2006, and favorable exchange rate fluctuations from the strengthening of the Euro and British pound.  Our UK operations revenues were positively impacted by a full-year of business, but per unit price suffered as lower priced new business replaced declines in existing business. Our central European operation volumes in 2007 were up slightly compared to 2006, but included a larger percentage of lower priced units

Service Revenues.  Service revenues were $58.2 million in 2007 compared to $53.6 million in 2006.  Our central European operations saw a positive impact from favorable exchange rate fluctuations and a 2.4% increase in volumes, offset by the impact of changes in distribution services requested by our customers.

Gross Profit on Product Revenues and Service Revenues. Gross profits were $49.7 million, or 19.6% of revenues, during 2007 compared to $51.0 million, or 24.5% of revenues, in 2006.
The following table shows the elements impacting gross profit when comparing 2006 to 2007 by revenue line.

	2006		Volume		Cost/Mix		Exchange Rate		2007
	$	%	$	%	$	%	$	%	$	%

Product Revenues	35.1	22.7%	0.3	0.3%	(7.0)	-11.1%	2.3	3.7%	30.7	15.7%
Service Revenues	15.9	29.7%	0.4	0.4%	1.0	0.9%	1.7	1.7%	19.0	32.7%
Total Gross Profit	$ 51.0	24.5%	$ 0.7	2.6%	$ (6.0)	-22.4%	$ 4.0	15.0%	$ 49.7	19.6%

Product Revenues. Gross profit on product revenues were $30.7 million, or 15.7% of product revenues, in 2007 compared to $35.1 million, or 22.7% of product revenues, in 2006.  Gross profit for our UK operations, acquired in

 July 2006, increased in 2007 compared to the abbreviated 2006 period.  However, the UK gross margin percent was negatively impacted by low margins and volumes during the first half of 2007, which were not a factor in the abbreviated 2006 period.  Gross profit in our central European operations declined compared to 2006 primarily due to product mix for 2007 including a larger percentage of lower margin units than 2006, offset partially by improved volumes and the impact of favorable exchange rate fluctuations.

Service Revenues. Gross profit on service revenues were $19.0 million, or 32.6% of service revenues, in 2007 compared to $15.9 million, or 29.7% of service revenues, in 2006. Our central European operations gross profit on service revenues improved in 2007 compared to 2006 primarily due to favorable exchange rate fluctuations, improved volumes and improved labor and cost efficiencies.

Selling, General and Administrative Expense (SG&A). SG&A expense was $38.0 million in 2007 compared to $33.4 million in 2006.  The increase is primarily due to $2.5 million of additional SG&A costs from our UK operations acquired in July 2006, a $2.2 million unfavorable impact from exchange rate changes, a $2.2 million reserve for a doubtful customer accounts receivable and $0.9 million in severance costs, offset by $1.1 million for lower amortization of profits interests due to profits interests vesting and $2.1 million primarily related to cost savings.

Amortization of Intangible Assets. Amortization expense was $5.8 million in 2007 compared to $5.2 million in 2006.  The increase is due to finalizing the purchase accounting valuation for the acquisition of EDC during 2006 and the unfavorable impact of exchange rate fluctuations.  Amortizable intangible assets consist primarily of  manufacturing and distribution services agreements with original 10 year terms that EDC entered into with Universal as part of the acquisition in 2005, and agreements with various central European customers.

Other Income (Expenses)

Interest Income.  Interest income in 2007 was $4.5 million compared to $4.2 million in 2006.  Interest income is primarily derived from income earned on excess cash held  in interest-bearing money market accounts and short-term investments.

Interest Expense.  Interest expense in 2007 was $2.4 million compared to $3.1 million in 2006.  Interest expense includes interest on EDC’s term debt and amortization of debt issuance costs as well as amortization of interest on EDC’s rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan.  The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on EDC’s debt and reduced amortization of interest on EDC’s rebate obligations with Universal during 2007.

Losses on Currency Swap, net. We recorded losses on EDC’s currency swap of $3.2 million in each of 2007 and 2006. The losses are due to the strengthening of the Euro against the U.S. dollar.  The currency swap is not subject to hedge accounting; instead fluctuations in the fair value of the instrument are recorded in earnings for the period.

Gain on Currency Transaction, net. We recorded gains of $0.8 million and $2.1 million in 2007 and 2006, respectively, on intercompany transactions among EDC’s U.S. and international operations which are denominated in their local currency.

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

Extraordinary Gain.  We recorded an extraordinary gain of $7.7 million in 2006 as a result of the acquisition of the net assets of our UK operations with fair values in excess of the purchase price.

Discontinued Operations and Gains on Sale

Our discontinued operations include the results of EDC’s U.S. operations of which certain assets were sold on December 31, 2008, the Messaging business of which substantially all of the assets were sold on December 31, 2006, the international Messaging business, the assets of which were sold during 2007 and the Paging business which we began exiting in May 2001. We recorded loss from discontinued operations of $11.5 million, $18.3 million and $14.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

We also recorded a gain of $2.7 million in 2008 related to the sale of the U.S. EDC operations and gains of $1.0 million and $6.1 million in 2007 and 2006, respectively, related to the sale of the Messaging business.

For a more detailed discussion of the results of these discontinued operations and gains on the sale of these businesses see Note 4 included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Condition and Liquidity

Overview

At December 31, 2008, we had cash and cash equivalents totaling $75.1 million, of which $52.6 million was cash held by the EDCI and $22.5 was cash held at EDC. At December 31, 2008, our principal sources of liquidity were our $75.1 million of unrestricted cash and cash equivalents and the $2.5 million unused revolving line of credit under the EDC Senior Secured Credit Facility, which expires on June 30, 2010.  At the end of the third quarter of 2008 we moved the majority of our unrestricted cash into treasury bills with maturities of sixty days or less. EDCI's investment policy permits investments in other highly-rated instruments including: Banker's acceptances and certificates of deposits, money market funds, municipal securities, auction-rate securities and other reset notes, corporate obligations and repurchase agreements backed by the U.S. government or U.S. government sponsored enterprises.  No more than 10% of the total portfolio may be invested in the securities of any one issuer (other than treasury and money market funds).  In addition, on March 10, 2009, the policy was amended to permit the investment of up to $10 million in below investment grad funds that are traded on a recognized stock exchange, subject to authorization from both the CEO and Chairman of EDCI.

At December 31, 2008, EDCI had investments of $1.0 million in auction-rate securities held at December 31, 2008 that experienced failed auctions in fiscal 2008.  Due to the uncertainty surrounding the liquidation of the investments, these investments have been classified as long-term on our consolidated balance sheet at December 31, 2008.

 EDC expects to use its cash and cash equivalents for working capital and other general corporate purposes.  EDC also expects to use its cash and cash equivalents for payments of debt obligations.  EDCI plans to use its cash and cash equivalents in connection with its acquisition strategy.  We believe that the liquidity position of both EDCI and EDC are adequate to fund their operating needs and, in the case of EDC, to fund its debt maturities in 2009 and to provide EDC with flexibility to respond to further changes in its business environment. The challenges of the present business environment as well as risks related to the planned Blackburn – Hannover Consolidation may cause a material reduction in EDC’s liquidity as a result of an adverse change in its cash flow from operations or its access to credit or other capital.  EDC’s ability to service its debt and operational requirements depends in part on the results of operations of its European subsidiaries and upon the ability of those subsidiaries to repay intercompany loans or otherwise distribute cash to EDC’s U.S. entities.

Derivative Activities

EDC entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The objective of this swap agreement is to manage foreign currency exposure arising from EDC’s intercompany loan to its German subsidiary, and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on the earlier of demand or May 31, 2010. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the currency swap does not qualify for hedge accounting.  Therefore we report the foreign currency exchange gains or losses attributable to changes in the U.S.$/Euro€ exchange rate on the currency swap in earnings.

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

Valuations based on other models or assumptions may yield different results.  At December 31, 2008, we were in a net loss position of $4.2 million on the fair value of the EDC currency swap.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.

Cash Flows

Operating Activities. Cash provided by operating activities in 2008 was $8.3 million compared to $21.2 million in 2007.  The positive cash flows from operating activities in 2008 were primarily due to $17.3 million in income (adjusted for non-cash items), increases in EDC’s pension and benefit obligations of $1.9 million and decreases in other assets of $0.8 million, offset in part by working capital changes of $11.6 million.  The working capital changes in 2008 were primarily driven by decreases in accrued liabilities and income taxes and accounts payable of $10.0 million and $11.1 million, respectively, offset by decreases in accounts receivable, prepaid and other current assets, and inventory of $5.6 million, $2.0 million and $1.9 million, respectively.  Income (adjusted for non-cash items) decreased by $4.3 million from income (adjusted for non-cash items) of $21.6 million for 2007 primarily due to lower sales volumes and higher severance costs of EDC, which EDC was not able to fully offset with cost reductions.

Working capital changes in 2008 included the following:

●
A decrease of $10.0 million in accrued liabilities and income taxes payable for 2008 and 2007. 2008 included current and prior year income tax payments of $9.9 million for  German income taxes and $0.6 million for  UK income taxes and $1.1 million for corporate severance payments, offset in part by an increase in accrued severance of $1.2 million for Germany.  2007 included payments  of $9.7 million for 2005, 2006 and 2007 German and UK income taxes and $2.0 million related to Messaging sale closing costs

●
A decrease of $11.1 million in accounts payable in 2008 compared to an increase of $1.4 million in 2007 was primarily due to lower purchasing levels for all locations as volumes declined as well as the timing of when payments were made compared to the 2007 period.

●
A decrease of $5.6 million in accounts receivable in 2008 compared to a decrease of $7.5 million in 2007. The overall decrease in AR reflects the collection of significant third party receivables in 2008 which were included in AR balance at year end 2007 and the overall decrease in sales volume, primarily related to now discontinued U.S operations.

●
A decrease in prepaid and other current assets of $2.0 million in 2008 compared to an increase of $0.4 million in 2007 was primarily due to the receipt of an insurance reimbursement receivable of $1.6 million and a decrease in interest receivables primarily due to lower interest rates.

●
A decrease of $1.9 million in inventories in 2008 compared to a decrease of less than $0.1 million in 2007 reflects a decrease of $0.6 million for the usage of inventories at the UK location, for which high quantities of inventory were on hand at year end 2007 and $1.1 million related to  U.S. operations.

Investing Activities.  Investing activities in 2008 included proceeds of $41.1 million from the sale of certain investments in debt securities and proceeds of $26.0 million from the sale of certain U.S. assets to Sony DADC U.S., Inc.  Also, during 2008, $12.6 million of cash was invested in various debt securities available for sale and classified in the consolidated balance sheet as short-term investments, $5.4 million of cash was escrowed for the wind-down of  discontinued U.S. operations and we had capital expenditures of $3.0 million.

Investing activities in 2007 included $6.8 million for capital expenditures, and $29.6 million of cash invested by EDCI in various debt securities available for sale and classified in the consolidated balance sheet as short-term investments.  Also during 2007, we received proceeds of $3.8 million from the settlement of a portion of the long-term receivable and Messaging sale cash and working capital adjustments.

Financing Activities. During 2008, EDC made payments of $44.1 million under its long-term debt and capital lease obligations and $1.3 million under its employee loan agreements. Payments under EDC’s long-term debt and capital lease obligation included $25.2 million in scheduled payments, $11.4 million in additional payments required as conditions to such sale by counterparties to the EDC term loan and Universal obligations, and $6.8 million on EDC’s revolving credit facility, net of costs, which was borrowed on during 2008.  We also repurchased 0.3 million shares of our common stock for $1.4 million.

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $10.5 million as of December 31, 2008, consisting of a term facility of $8.0 million, and a European revolving credit facility of up to €2.0 million (subject to a maximum of $2.5 million based on prevailing interest rates).  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

Since January 1, 2008, the Senior Secured Credit Facility was amended on five separate occasions, as noted below:

●
On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to allow for the add back of up to $9.9 million in non-cash impairment charges in calculating EBITDA for its debt covenant calculations through the quarter ended September 30, 2008.

●
On May 30, 2008, EDC completed an amendment to the facility to extend the revolving credit facility for one year to May 29, 2009 and to reduce the amount that may be borrowed under the revolver to $7.5 million from its previous level of $10.0 million.

●
On October 31, 2008, EDC completed an amendment to the facility, which became effective December 31, 2008, to allow for the sale of the U.S. operating assets described in Note 4, continue the blanket lien on EDC’s U.S. assets and pledge of 65% of the stock of EDC’s Dutch Holding Company (which subsidiary directly or indirectly owns all the stock EDC’s Germany and UK), amend the payment terms on the term loan (see below), provide for the repayment of the existing revolving credit facility and replace it with a new European revolving credit facility of up to €2.0 million (subject to a maximum U.S. $2.5 million based on prevailing interest rates) secured by a blanket lien on substantially all of the assets of EDC’s European subsidiaries, add provisions which require a portion of the proceeds from the Sony Sale to be held in escrow for use in the wind-down of certain EDC U.S. operations or prepayment of loans, and provide for modifications to certain financial covenants.

●
On December 30, 2008, EDC completed an amendment to the facility, which became effective on December 31, 2008, to clarify certain security provisions, modify certain requirements set forth in the amendment dated October 31, 2008 relating to the transaction with Sony DADC and create two new events of default related to EDC failing to own two-thirds or more of the outstanding voting stock of its Dutch holding company subsidiary or Sony taking enforcement action not terminated or rescinded within 30 days with respect to its second lien security interest securing its indemnification rights unless permitted by the relevant documentation.

●
On March 27, 2009, EDC completed an amendment to the facility which changed the EBITDA definition as follows:  for the fiscal quarter ended December 31, 2008, and each fiscal quarter thereafter, EBITDA shall be calculated by adding back impairment charges, non-cash charges and one-time charges for the Sony Sale and any charges related to U.S. operations or discontinued operations (but not including any ongoing overhead from U.S. operations), and impairment charges pertaining to the write-down of intangibles of the German operations, which charges to be added back shall not exceed, in the aggregate, $30,000,000, to the extent such charges were deducted for the applicable period.

EDC’s term loan expires on December 31, 2010. EDC’s Senior Secured Credit Facility bears interest at EDC’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by EDC. The weighted average interest rate on EDC’s outstanding debt was 5.77% at December 31, 2008.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  At December 31, 2008, $8.0 million was outstanding on the term loan and the $2.5 million revolving credit facility was unused.  Scheduled payments under the term loan are due as follows: $1.8 million due on December 31 2009, $2.2 million due on June 30, 2010, and $4.0 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to EDC’s capital expenditures, minimum interest coverage and maximum senior secured leverage as defined therein.  As of December 31, 2008, EDC was in compliance with all such covenants, as amended, under the facility.

EDC believes that it will continue to be in compliance with its debt covenants, as amended throughout 2009. However, there continues to be a great deal of uncertainty regarding the current economic downturn and the impact it will have on the pre-recorded products and distribution services sector of the entertainment industry during 2009. Due to this uncertainty, there is always the possibility that the economy will decline faster than EDC can react to with cost and debt reduction, which increases the risk of not complying with EDC’s debt covenants. EDC expects the cost reductions and debt reductions it achieved in 2008, combined with its 2009 initiatives, to allow EDC to be in compliance with these debt covenants in 2009.

Capital Expenditures

Capital expenditures amounted to approximately $3.0 million in 2008 and are anticipated to be approximately $2.8 million in 2009.  Anticipated expenditures in 2009 are primarily targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.

Income Tax Matters

Our recent cash outlays for income taxes have been limited primarily to foreign income taxes paid by EDC. At December 31, 2008, EDCI had U.S. and international net operating loss carryforwards (“NOLs”) aggregating approximately $359.5 million, which may be used to offset certain future taxable income and reduce federal and international income taxes.  The amount of EDCI NOLs and the percentage of EDCI's share base that has changed hands has not been audited by the IRS or others.

These NOLs begin to expire in 2009 as noted in the table below.

	Unrestricted U.S.	Total
2009	$ -	$ 7.3
2010	-	45.4
2011	-	9.0
2012	-	9.4
2015	-	0.2
2019	44.3	44.3
2020	50.6	50.6
2021	65.0	65.0
2022	13.4	13.4
2023	20.7	20.7
2024	48.4	48.4
2025	2.0	2.0
2026	29.0	29.2
2027	12.8	12.8
2028	1.8	1.8
TOTAL	$ 288.0	$ 359.5

EDCI also has $28.0 million of restricted U.S. NOL's which relate to losses incurred by former messaging subsidiaries before they were acquired by EDCI and can only be utilized by each subsidiary generating taxable income.  EDCI has discontinued operations in those subsidiaries, so it does not expect those losses will be utilized before they expire.  EDCI also has $43.5 million of Canadian NOLs.  The Canadian NOL's were generated by EDCI's Messaging business and can only be utilized if the company generates taxable income in Canada before their expiration.  At this time, the company has no business activity in Canada to generate income needed to utilize the NOL's and it is expected that those NOL's will expire without being utilized.

Contractual Obligations

The following table summarizes our contractual obligations, as discussed in the notes to consolidated financial statements, as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	2009	2010-2012	2013-2015	Thereafter
Long-term debt (1)	10,749	$ 2,236	$ 7,597	$ 916	$ -
Capital Lease (2)	74	74	-	-	-
Loans from employees (3)	3,632	1,142	2,490	-	-
Operating leases (4)	34,050	6,433	15,935	11,682	-
Pension and post-retirement benefit obligations (5)	14,445	843	3,145	4,356	6,101
Non-current liabilities (6)	4,180	-	4,180	-	-
Total	$ 67,130	$ 10,728	$ 33,347	$ 16,954	$ 6,101

(1)	Long-term debt includes EDC’s commercial bank loan and deferred acquisition payments due to Universal. See Note 17 to the consolidated financial statements.
(2)	Capital lease includes a piece of production related equipment in EDC’s central European facility.
(3)	EDC loans from employees. See Note 17 to the consolidated financial statements.
(4)
EDC leases manufacturing, distribution and office facilities, and equipment under operating leases.  The principal lease for EDC’s UK manufacturing facility includes an option to break the lease without penalty in June 2010. EDC plans to exercise the option to break the lease in 2010 and we have excluded future payments for the UK facility beyond June 2010 from the above table.

(5)	Pension obligations. A significant portion of this balance will be settled using cash held in escrow. See Note 19 to the consolidated financial statements.
(6)
Non-current liabilities consist of the fair value of the payout on EDC’s currency swap which matures in May of 2010.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.  Liabilities for unrecognized tax benefits of $3.5 million and deferred officers compensation of $0.5 million are excluded as reasonable estimates could not be made regarding the timing of future cash outflows associated with those liabilities.  See Note 15.

Outlook

EDC

The difficult operating environment and economic trends that EDC saw in 2007 continued in 2008.  Looking ahead to 2009, with the sale and wind down of EDC’s U.S. operations, the sole EDC focus will be on maximizing its historically profitable international operations.  Industry estimates for decline rates have been in the 10 - 15% range for 2009, but the challenging economic conditions render such forecasts particularly uncertain. As EDC did in 2008, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2009 to deal with  forecasted and actual volume declines.

Blackburn – Hannover Consolidation

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC intends to cease by year-end 2009 all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May, 2015.

EDC is implementing the Consolidation at this time as the result of on an extensive feasibility analysis that was based in part on a particular customer delivering to EDC in early February 2009 a sizable percentage cut in that customer's volume forecast for Blackburn that month.  As a result of those and other forecast cuts,  reasonable forecasts of continued unpredictability, if not outright erosion of the volume of sales and the pricing of music CDs that comprise substantially all of the business conducted at the Blackburn facility, and the potential loss of credit insurance for UK third party customers and other significant risks associated with the continued operations in Blackburn, Management determined and EDC’s Board of Directors confirmed that it was not commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC Germany has entered into an agreement to provide financial support of up to £5.0 to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of severance costs for approximately 300 employees, costs associated with exiting Blackburn’s existing leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the Hannover operations.  As a result of continuing to manufacture in Hannover the Universal volume that was previously manufactured in Blackburn, without any significant increase in Hannover’s fixed costs, after completion of the consolidation the overall profitability of the European operations is expected to be increased materially compared to what it would have been without such consolidation, resulting in an estimated payback of the closure costs in approximately 2.0 – 2.5 years.

EDC will begin the implementation of the consolidation immediately, with the Blackburn operations largely ceasing operations at the end of 2009, after completion of the high-volume “peak” manufacturing period, to limit any potential customer disruption.  Final closure of Blackburn will be completed prior to the next break option under the Blackburn lease on June 18, 2010.  Consummation of the consolidation transaction will require the consent of the lenders pursuant to EDC’s Senior Secured Credit Facility.

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

Generally, EDC does not own the finished goods and component parts produced by it.  Consequently, reserves relate primarily to raw materials. Our inventories at December 31, 2008 were $4.8 million, net of reserves of $1.0 million.

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

Negative operating conditions encountered in 2008 and the loss of a significant distribution customer at our central European operation indicated that the carrying value of our central European operation’s Universal manufacturing and distribution supply agreement, one of our third party distribution agreements, and third party customer relationship agreement intangible assets would not be recovered from the cash flows related to operations of these assets.  We made certain assumptions when estimating future cash flows to be generated from these assets including decline in future sales volumes, pricing, and costs saving initiatives in support of the assets.  As a result of our analysis, we recorded an impairment of assets of $26.4 million in 2008.

Fair Value.  On January 1, 2008, we adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Note 10 in the accompanying consolidated financial statements describes the valuation techniques that were used to estimate fair value.  The fair value measurements of our assets and liabilities are sensitive to certain internally generated inputs that were used in our valuation models. If these inputs were to change significantly, the fair value of our assets and liabilities could fluctuate.  The total amount of assets and liabilities that were measured using significant unobservable inputs was $1.0 million or approximately 17.9% of the total assets and liabilities measured at fair value.  We recognized a loss of $0.1 million in 2008 related to the write down of assets which were measured using significant unobservable inputs, primarily due to a discount on the value relating to the liquidity of the instruments.

Self-insurance accrual.  We maintain a self-funded insurance plan for our U.S. employee group health insurance.  Our insurance accruals are based on claims filed and estimates of claims incurred but not reported and are developed by our management with assistance from a third-party claims administrator.  The insurance accruals are influenced by our past claims experience factors, which have a limited history.  If we experience insurance claims or costs above or below our historically evaluated levels, our estimates could be materially affected.  The frequency and amount of claims or incidents could vary significantly over time, which could materially affect our self-insurance liabilities. Additionally, the actual costs to settle the self-insurance liabilities could materially differ from the original estimates and cause us to incur additional costs in future periods associated with prior year claims.  We maintain stop loss coverage with third party insurers to limit our individual claim exposure on our employee health benefit program.  Beginning January 1, 2009, due to the discontinuing of the U.S. operations and the limited number of retained U.S. employees, our U.S. employee group health insurance plan became a fully-funded plan. We will continue to estimate accruals for any outstanding claims incurred prior to January 1, 2009.

Pension, Early Retirement and Long-term Service Awards.  Our Pension, Early Retirement and Long-term Service Awards cover employees of our German operation and Long-term Service Awards cover employees of our UK operation. The benefit costs and obligations for these plans are actuarially calculated based on various assumptions including discount rates, salary growth rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 19 to the consolidated financial statements for specific assumption values.

Post-retirement Health Care Benefit.  We have a plan for post-retirement health care benefits covering a limited number of employees and retirees. The post-retirement benefit costs and obligations for this plan are actuarially calculated based on various assumptions. These assumptions relate to discount rates, medical cost trend rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The medical cost trend assumptions are based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 19 to the consolidated financial statements for specific assumption values.

We believe our pension and retiree medical plan assumptions are appropriate based on the above factors.  If the health-care-cost trend rates were to change by one percentage point each future year, the aggregate of the service cost and the interest cost components of the 2008 annual expense would change by an amount less than $0.1 million.  If the 2008 discount rate for pension plan and post-retirement health care benefit plan were changed by a quarter percentage point, loss before income taxes would change by an amount less than $0.1 million.

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

Our operations involve uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. As of January 1, 2007, we follow FIN 48 guidance to record these liabilities (refer to Note 18 for additional information). We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.  On January 20, 2009, we received notification from the Internal Revenue Service that the audit of our 2005 federal tax return had been completed with no changes to the original filing.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007) “Business Combinations”. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for us beginning January 1, 2009.  The impact of the adoption of SFAS 141R will be prospective in nature

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 must be applied prospectively. SFAS No. 160 is effective for us beginning January 1, 2009.  The adoption of SFAS 160 will impact the presentation of minority interest in our  consolidated financial statements.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon (i) existing authoritative pronouncements; (ii) analogy to such pronouncements if not within their scope; or (iii) a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for us beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We do not expect the adoption of EITF Issue No. 07-1 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009.  We do not expect the adoption of SFAS No. 161 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.”  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles.  FSP No. 142-3 is effective for us as of January 1, 2009.  We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the potential impact of the adoption of SFAS No. 162 on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.”  This FSP will be effective for us as of January 1, 2009 and will be applied retrospectively.  We do not expect the adoption of FSP EITF No. 03-6-1 to have a material impact on our consolidated financial statements.

Other

Leases

EDC leases manufacturing, warehouse, and office facilities and equipment under operating leases. The office leases generally include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for EDC’s facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater. Contingent rentals are estimated based on provisions in the lease and historical trends. The principal lease for EDC’s UK manufacturing facility includes an option to break the lease without penalty in 2010 along with a rent escalation of 11%.  We intend the exercise the lease break option.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit and the market for auction rate securities. We do not enter into financial investments for speculation or trading purposes and are not a party to any financial or commodity derivatives except for a cross currency rate swap discussed below.

Interest Rate Risk

EDC has variable rate debt that is not hedged by interest rate swaps. A 100 basis point change in the interest rate would affect earnings by approximately $0.1 million per year, based on variable rate balances outstanding at December 31, 2008.

Changes in interest rates would also affect cash, cash equivalents, restricted cash, and investment portfolios of both EDC and EDCI.  Changes in the overall level of interest rates affect interest income generated from our cash and investments. If overall interest rates were one percentage point lower than current rates, our annual interest income would decline by $1.1 million based on our cash, cash equivalents, and restricted cash balances at December 31,

 2008 and less than $0.1 million based on our investments portfolio at December 31, 2008. We do not currently manage our investment interest-rate volatility risk through the use of derivative instruments.

Foreign Currency Risk

EDC operates internationally and is exposed to movements in foreign currency exchange rates primarily related to its German manufacturing and distribution operations and its UK manufacturing operations.  Approximately 71% and 29% of the revenues and 73% and 25% of the expenses for EDC were transacted in Euros and British pounds, respectively, during 2008.  At December 31, 2008 EDC was party to a cross currency rate swap agreement with a commercial bank entered into in 2005 to offset the effect of exchange rate fluctuations with its German subsidiary.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation, which was $4.2 million as of December 31, 2008, for $2.1 million on January 23, 2009.

At December 31, 2008, approximately $0.9 million or 1% of EDCI’s cash and cash equivalent balances were denominated in  currencies other than the U.S dollar, Pound, or Euro.  The impact of a 10% strengthening or decline in the dollar related to these balances would be immaterial to EDCI’s results of operations.  EDCI seeks to mitigate the risk associated with non-functional currency deposits by monitoring and limiting the total cash deposits held in non-functional currencies. Additionally, EDCI may seek to mitigate the risk by entering into currency derivative transactions.

Credit Risk

Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. We have established controls to determine and monitor the creditworthiness of customers.  Credit concentration exists when a group of customers have similar business characteristics and/or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions.  EDC’s primary customer, Universal, represented approximately 73%, 74% and 83% of EDC’s revenue in 2008, 2007 and 2006, respectively, our exposure to credit risk largely depends on Universal’s performance under its contractual obligations.

Other financial instruments potentially subjecting us to concentrations of credit risk consist of temporary cash investments and a currency swap. We place our temporary cash investments and currency swap with large diversified entities with operations throughout the U.S.

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements, which include our wholly owned and controlled majority owned subsidiaries as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements is set forth below.

INDEX TO FINANCIAL STATEMENTS

Financial Statements:                                                                                                                                                                         Page

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended

 All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EDCI Holdings, Inc.

We have audited the accompanying consolidated balance sheets of EDCI Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDCI Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

                                                            /s/ Ernst & Young LLP

Indianapolis, Indiana
March 27, 2009

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2008	2007

	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$ 75,112	$ 63,850
Restricted cash	7,258	1,940
Short-term investments	-	29,589
Accounts receivable, net of allowances for doubtful accounts of
$3,008 and $2,811 for 2008 and 2007, respectively	19,129	24,620
Current portion of long-term receivable	599	515
Inventories, net	4,845	6,303
Prepaid expenses and other current assets	12,513	14,689
Deferred income taxes	105	277
Assets held for sale	7,154	-
Current assets, discontinued operations	8,691	15,256
Total Current Assets	135,406	157,039
Restricted cash	25,439	26,015
Property, plant and equipment, net	21,186	28,199
Long-term receivable	3,066	4,244
Long-term investments	1,020	-
Intangible assets	-	35,053
Deferred income taxes	1,694	1,934
Other assets	4,739	4,510
Non-current assets, discontinued operations	-	39,027
TOTAL ASSETS	$ 192,550	$ 296,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 15,930	$ 22,860
Accrued expenses and other liabilities	24,435	30,218
Income taxes payable	-	3,697
Deferred income taxes	-	126
Loans from employees	1,142	1,267
Current portion of long-term debt	2,281	16,480
Current liabilities, discontinued operations	10,226	25,596
Total Current Liabilities	54,014	100,244
Other non-current liabilities	8,353	11,704
Loans from employees	2,490	3,646
Long-term debt	7,996	20,312
Pension and other defined benefit obligations	35,052	36,155
Deferred income taxes	-	10,195
Non-current liabilities, discontinued operations	41	1,758
Total Liabilities	107,946	184,014
Minority interest in subsidiary company	5,205	5,771
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-	-
Common stock, $.02 par value; authorized: 15,000,000 shares, issued and
outstanding: 2008 -- 7,019,436 shares; 2007 -- 7,015,594 shares	140	140
Additional paid in capital	371,091	370,928
Accumulated deficit	(294,988)	(273,333)
Accumulated other comprehensive income	4,583	8,501
Treasury stock at cost:
2008 -- 324,794 shares; 2007 -- 0 shares	(1,427)	-
Total Stockholders' Equity	79,399	106,236
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 192,550	$ 296,021

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
		(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 181,159	$ 195,288	$ 154,618
Service revenues	57,269	58,155	53,593
Total Revenues	238,428	253,443	208,211
COST OF REVENUES:
Cost of product revenues	151,722	164,550	119,470
Cost of service revenues	38,757	39,182	37,755
Total Cost of Revenues	190,479	203,732	157,225
GROSS PROFIT	47,949	49,711	50,986
OPERATING EXPENSES:
Selling, general and administrative expense	32,180	37,974	33,383
Impairment of long-lived assets	26,354	-	-
Amortization of intangible assets	6,242	5,846	5,222
Total Operating Expenses	64,776	43,820	38,605
OPERATING INCOME (LOSS)	(16,827)	5,891	12,381
OTHER INCOME (EXPENSE):
Interest income	3,447	4,496	4,187
Interest expense	(2,225)	(2,422)	(3,088)
Gain (loss) on currency swap, net	1,462	(3,152)	(3,211)
Gain (loss) on currency transactions, net	(3,233)	761	2,143
Other income (expense), net	(440)	234	(37)
Total Other Income (Expense)	(989)	(83)	(6)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
TAXES AND MINORITY INTEREST	(17,816)	5,808	12,375
Income tax provision (benefit)	(4,643)	3,400	7,921
Minority interest (income) expense	(308)	241	213
INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,865)	2,167	4,241
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(11,502)	(18,345)	(14,011)
GAIN ON SALE OF MESSAGING BUSINESS	-	1,044	6,127
GAIN ON SALE OF EDC U.S. OPERATIONS	2,712	-	-
LOSS BEFORE EXTRAORDINARY ITEM	(21,655)	(15,134)	(3,643)
Extraordinary gain - net of income tax	-	-	7,668
NET INCOME (LOSS)	$ (21,655)	$ (15,134)	$ 4,025
INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations	$ (1.88)	$ 0.31	$ 0.62
Discontinued Operations:
Loss from discontinued operations	(1.68)	(2.62)	(2.04)
Gain on sale of Messaging business	-	0.15	0.89
Gain on sale of EDC U.S. Operations	0.40	-	-
Extraordinary gain	-	-	1.11
Net income (loss) per weighted average common share	$ (3.17)	$ (2.16)	$ 0.59
INCOME (LOSS) PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Income (loss) from continuing operations	$ (1.88)	$ 0.31	$ 0.60
Discontinued Operations:
Loss from discontinued operations	(1.68)	(2.62)	(2.00)
Gain on sale of Messaging business	-	0.15	0.87
Gain on sale of EDC U.S. Operations	0.40	-	-
Extraordinary gain	-	-	1.09
Net income (loss) per diluted weighted average common share	$ (3.17)	$ (2.16)	$ 0.57

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Comprehensive
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Income (Loss)

Balances, January 1, 2006	6,806	$ 136	$ 366,951	$ (262,224)	$ (1,182)	$ -	$ -
Net income	-	-	-	4,025	-	-	-	$ 4,025
Foreign currency translation	-	-	-	-	3,429	-	-	3,429
Effect of adopting FAS 158 on
post-retirement and pension
benefit obligations, net of
income tax of $528	-	-	-	-	(1,143)	-	-	(1,143)
Comprehensive income	-	-	-	-	-	-	-	$ 6,311
Shares issued for ESP Plan, other
awards and option exercises	126	3	2,790	-	-	-	-
Balances, December 31, 2006	6,932	$ 139	$ 369,741	$ (258,199)	$ 1,104	-	$ -
Net loss	-	-	-	(15,134)	-	-	-	$ (15,134)
Foreign currency translation	-	-	-	-	4,436	-	-	4,436
Post-retirement and pension benefit
obligation adjustment, net of
income tax of $1,754					3,071	-	-	3,071
Net unrealized investment losses					(110)	-	-	(110)
Comprehensive loss	-	-	-	-	-	-	-	$ (7,737)
Shares issued for ESP Plan, other
awards and option exercises	84	1	1,187	-	-	-	-
Balances, December 31, 2007	7,016	$ 140	$ 370,928	$ (273,333)	$ 8,501	-	$ -
Net loss	-	-	-	(21,655)	-	-	-	$ (21,655)
Foreign currency translation	-	-	-	-	(3,866)	-	-	(3,866)
Post-retirement and pension benefit
obligation adjustment, net of
income tax of $83	-	-	-	-	222	-	-	222
Net unrealized investment losses	-	-	-	-	(274)	-	-	(274)
Comprehensive loss	-	-	-	-	-	-	-	$ (25,573)
Shares issued for restricted stock
awards	3	-	163	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	(325)	(1,427)
Balances, December 31, 2008	7,019	$ 140	$ 371,091	$ (294,988)	$ 4,583	(325)	$ (1,427)

See Notes to Consolidated Financial Statements.

ENTERTAINMENT DISTRIBUTION COMPANY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (21,655)	$ (15,134)	$ 4,025
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of messaging business	-	(1,044)	(6,127)
Gain on sale of U.S. operations	(2,712)	-	-
Extraordinary gain	-	-	(7,668)
Depreciation and amortization	22,970	21,641	21,946
Impairment of long-lived assets	26,354	9,782	-
Stock compensation expense	163	445	934
Compensation expense on profit interest in EDC, LLC	-	504	1,610
Bad debt expense	829	2,456	437
Unrealized (gain) loss on currency swap	(1,462)	3,152	3,211
Foreign currency transaction (gain) loss	3,233	(761)	(1,081)
Gain on adjustment to discontinued operations tax payable	(1,499)	(52)	(3,972)
Deferred income taxes	(9,495)	(572)	(1,719)
Non-cash interest expense	912	1,834	2,407
Minority interest (income) expense	(513)	(126)	94
Other	151	(549)	269
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	(530)	(748)	2,043
Accounts receivable	5,645	7,483	(3,496)
Inventories	1,866	61	2,337
Prepaid and other current assets	1,999	(398)	(3,503)
Long-term receivables	512	1,684	5,463
Other assets	810	(1,217)	(1,476)
Accounts payable	(11,141)	1,362	(3,766)
Deferred revenue	-	-	(6,255)
Accrued liabilities and income taxes payable	(9,991)	(10,023)	2,253
Other liabilities	1,879	1,460	1,448
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,325	21,240	9,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,964)	(6,823)	(15,322)
Asset and share purchase of EDC operations, net of cash acquired	-	-	(5,591)
Proceeds from sale of U.S. operations	26,000	-	-
Cash restricted under long-term borrowing agreement	(5,400)	-	16,500
Purchase of available for-sale securities	(12,615)	(29,623)	-
Proceeds from sale of short-term securities	41,087	-	-
Proceeds from settlements related to the EDC acquisition and Messaging sale	-	3,788	25,000
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	46,108	(32,658)	20,587
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,281)	(1,286)	(1,156)
Proceeds from long-term borrowing, net of costs	-	-	729
Proceeds from long term debt	6,799	-	-
Repayment of long-term borrowing, including debt associated with discontinued operations	(44,086)	(22,840)	(15,406)
Proceeds from sales of LLC interest in subsidiary	-	-	58
Acquisitions of treasury stock	(1,427)	-	-
Issuance of common stock under our stock-based compensation and stock purchase plans	-	741	1,836
NET CASH USED IN FINANCING ACTIVITIES	(39,995)	(23,385)	(13,939)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,176)	2,565	1,223
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,262	(32,238)	17,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,850	96,088	78,803
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 75,112	$ 63,850	$ 96,088
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Cash paid during period for Interest	$ 2,700	$ 2,614	$ 3,918
Cash paid during period for Income taxes	$ 10,539	$ 9,673	$ 3,267
Non cash transactions:
Pension and post-retirement benefit obligation adjustment	$ 305	$ 4,825	$ -
Capital lease obligation	$ -	$ -	$ 1,118

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

1.	Business Liquidity and Continuing Operations

a. Business

EDCI Holdings, Inc. (“EDCIH” or the “Company”), is a recently formed holding company and parent of  Entertainment Distribution Company, Inc. (“EDCI”), which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company in the manufacturing and distribution segment of the entertainment industry. The Company has one reportable business segment operated by its majority owned subsidiary, Entertainment Distribution Company, LLC (“EDC”).  EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group (“Universal”).

Effective August 25, 2008, EDCI consummated a reorganization, pursuant to which EDCI became a wholly owned subsidiary of the Company and each ten shares of common stock of EDCI were exchanged for the right to receive one share of common stock of the Company.  All share and per share amounts discussed and disclosed in this Annual Report on Form 10-K reflects the effect of the reorganization.  Following the reorganization, the Company holds 100% of the stock of EDCI and the consolidated assets, liabilities and stockholders’ equity of the Company are the same as the consolidated assets, liabilities and stockholders’ equity of EDCI immediately prior to the reorganization.  On August 25, 2008, the stock of EDCI ceased trading on the Nasdaq Global Market and the stock of the Company now trades on the Nasdaq Capital Market.

b. Liquidity and Continuing Operations

Sale of EDC’s U.S. Operations - The Company announced on October 31, 2008, and closed on December 31, 2008, the sale of substantially all of the U.S. business of EDC to Sony DADC U.S., Inc (“Sony DADC”) for $26.0 million in cash and certain other consideration.  The specific assets transferred were: EDC’s distribution operations located in Fishers, Indiana; EDC’s U.S. supply agreements with Universal Music Group; all of the equipment located in EDC’s Fishers, Indiana distribution facility; certain manufacturing equipment located in EDC’s Kings Mountain, North Carolina facility; and the transfer of certain other of EDC’s U.S. customer relationships.  EDC no longer operates manufacturing and distribution facilities in North America. EDC agreed to provide certain transition services to Sony following the closing.  The required production service process was completed at the end of February 2009.

Following the transaction, the Companycontinues to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  The Company's business continues to be impacted by trends that have negatively impacted the manufacturing and distribution segment of the entertainment industry in general, including industry overcapacity, recessionary economic conditions in many parts of the world and weakness in demand for our core products.  Several of the Company's international customers have been impacted by the threat of credit insurers dropping coverage and thus increasing the risk of the Company's continued business with these parties.  In addition, the Company also faces the continuing burden of legacy pension and other post-retirement benefit plans related to its EDC subsidiaries.

On March 20, 2009, the Board of Directors of the Company approved a plan to consolidate the European operations.  As a result of this plan, the Company would cease all operations presently conducted at its Blackburn facility in the United Kingdom and relocate the production of units required by Universal, its largest customer, that were previously manufactured in the Blackburn facility, to EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May, 2015.   EDC would also relocate certain equipment and related assets from Blackburn to Hannover, and any remaining equipment or assets would be sold or disposed of.  See Note 26.

2.	Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements of EDCIH are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of EDCIH and its wholly-owned, as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCIH and its subsidiaries in their respective countries of operation.  The consolidated accounts

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interest of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation.

b. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c. Cash Equivalents

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities and the Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing of those financial institutions which are considered in its investment strategy.  The Company classifies investments with maturities of three months or less when purchased as cash equivalents.

d. Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, investments and other current and long-term liabilities approximates their respective fair values.

The use of derivative instruments is limited to non-trading purposes. The estimated fair values of derivative instruments are calculated based on market rates. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current credit-worthiness of the counterparties. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the derivatives held by the Comany do not qualify for hedge accounting, and accordingly, the Company records the gains and losses from the derivative instruments in earnings.

e. Accounts Receivable, Net

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company calculates a reserve based on the aging of receivables and either increases or decreases the estimate of doubtful accounts accordingly.  Additional allowances may be required if one or more of the Company's customers’ financial condition deteriorates, resulting in an impairment of their ability to make payments. Such allowances, if any, would be recorded in the period the impairment is identified.  The Company recorded bad debt expense of $0.6 million, $2.2 million and less than $0.1 million in 2008, 2007 and 2006, respectively related to our continuing operations. Write offs of accounts receivable were less than $0.1 million in 2008, 2007 and 2006, respectively

Accounts receivable at December 31, 2008 and 2007 consisted of:

	2008	2007
Trade receivables	$ 22,137	$ 27,431
Less: allowances for doubtful accounts	(3,008)	(2,811)
	$ 19,129	$ 24,620

f. Inventories

Inventories are valued using a first in, first out method and are stated at the lower of cost or market.  The Company's inventories are comprised of raw materials, work in process and finished goods components.  The raw materials inventory includes polystyrene used in production of jewel cases and trays production in central Europe; polycarbonate for the production of CDs and DVDs and packaging components including pallets, corrugated cardboard, jewel boxes and trays.  Generally, the Company does not own finished goods.  Finished goods include CDs and DVDs not yet shipped.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Inventories, net of reserves, at December 31, 2008 and 2007 consisted of:

	2008	2007
Raw materials	$ 3,859	$ 5,135
Finished goods	426	488
Work in process	560	680
Total	$ 4,845	$ 6,303

At December 31, 2008 and 2007, reserves were approximately $1.0 million and $1.3 million, respectively.

g. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Assets obtained through capital leases are capitalized and amortized over the shorter of the lease term or the estimated useful life of the assets. Leasehold improvements are amortized over their estimated useful lives not to exceed the life of the lease. Depreciation is computed principally using the straight-line method based on the estimated useful lives of the related assets (buildings, 20-40 years; furniture, fixtures and equipment, 3-20 years; software and computer equipment, 3-5 years). Depreciation includes amortization on assets recorded under a capital lease.

Property, plant and equipment  at December 31, 2008 and 2007 consisted of:

	2008	2007
Buildings and improvements	486	492
Equipment	48,000	48,814
	48,486	49,306
Less: Accumulated depreciation	(27,300)	(21,107)
	$ 21,186	$ 28,199

Depreciation expense in continuing operations was $7.8 million, $7.8 million and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Depreciation expense related to the Company's discontinued operations was $5.7 million, $5.5 million and $6.9 million for the years ended December 31, 2008, 2007, and 2006, respectively.

h. Intangible Assets

Intangible assets are stated at their estimated fair values at acquisition.  In accordance with SFAS 142, the fair values of the identifiable intangible assets are amortized over their estimated useful lives in a manner that best reflects the economic benefits derived from such assets.

Intangible assets are comprised of supply agreements and contractual and non-contractual customer relationships arising from the acquisition of Universal’s U.S. and central European manufacturing and distribution operations. The supply agreements and customer relationships were entered into in 2005 and include 10-year term manufacturing and services supply agreements with Universal, two third party distribution supply agreements with automatic renewal terms and relationships with several central European customers for CD and DVD manufacturing services. Intangible assets are being amortized over their estimated useful lives.

The final allocation of the purchase price for the EDC acquisition was completed in 2006, which resulted in the allocation of $2.4 million of goodwill to the Company's U.S. operations.  During the year ended December 31, 2007, in conjunction with the settlement of a portion of the long-term receivable, goodwill was reduced by $2.4 million.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

As of December 31, 2008, intangible assets subject to amortization and related accumulated amortization are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Balance at December 31, 2007	$ 50,236	$ (15,183)	$ 35,053
Euro foreign exchange impact	(3,370)	913	(2,457)
Impairment	(46,866)	20,512	(26,354)
Amortization expense	-	(6,242)	(6,242)
Balance at December 31, 2008	$ -	$ -	$ -

During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets which resulted in a $26.4 million impairment related to its central European intangible assets.

Amortization expense was $6.2 million, $5.8 million and $5.2 million for the periods ended December 31, 2008, 2007 and 2006, respectively. Amortization expense related to the Company's discontinued operations was $3.2 million, $2.5 million and $2.6 million for the periods ended December 31, 2008, 2007 and 2006, respectively.

i. Impairment of Long-Lived Assets

The Company records the impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews the recoverability of long-lived assets, including property, plant and equipment and intangible assets with finite lives when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected future cash flows of the related operations. To the extent that the asset is not recoverable, the Company measures the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires the Company to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Negative operating conditions encountered in 2008, anticipated declines in future sales volumes and the loss of a significant distribution customer at the Company's central European operation indicated that the carrying value of its central European operation’s Universal manufacturing and distribution supply agreement, one third of its party distribution agreements, and third party customer relationship agreement intangible assets would not be recovered from the cash flows related to operations of these agreements. The Company made certain assumptions when estimating future cash flows to be generated from these assets including decline in future sales volumes, pricing, and costs saving initiatives in support of the intangible assets.  As a result of the analysis, the Company recorded an impairment of intangible assets of $26.4 million in 2008.

j. Foreign Currency Translation

The financial statements of the Company's foreign subsidiaries whose functional currency is the local currency are accounted for and have been translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”.  Foreign currency transaction gains and losses resulting from a subsidiary’s foreign currency denominated assets and liabilities were a $3.2 million loss in 2008 and gains of $0.8 million and $2.1 million in 2007 and 2006, respectively. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting gains and losses on currency translations are included as foreign currency translation in the consolidated statement of stockholders’ equity and comprehensive income (loss).

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

k. Revenue Recognition

The Company's revenue consists of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. Pursuant to Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), the Company recognizes revenue when a signed contract exists, the fee is fixed and determinable, delivery terms are met, and collection of the resulting receivable is probable. Service revenue is recognized as services are performed. For certain components, including printed materials, the Company may act as an agent for the customer, and the customer reimburses the Company for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue and cost of revenue.

l. Shipping Costs

Shipping costs reimbursed by customers for invoice charges such as freight, postage, freight packing and small order surcharges are recorded as revenue and are also included in cost of sales.

m. Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” utilizing the modified prospective method. SFAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards, estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. Under the modified prospective method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” are recognized in net income (loss) in the periods after the date of adoption. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

n. Income Taxes

Income taxes are accounted for using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007.

o. Income (Loss) Per Common Share

The Company computes income (loss) per common share pursuant to SFAS No. 128, Earnings per Share.  Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

stock plus the effect of dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards during the period using the treasury stock method.  See Note 21.

p. Impact of Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for the Company beginning January 1, 2009.  The impact of the adoption of SFAS 141R will be prospective in nature.

In December 2007, the FASB issued Statement SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 must be applied prospectively. SFAS No. 160 is effective for the Company beginning January 1, 2009.  The adoption of SFAS 160 will impact the presentation of minority interest in the Company's consolidated financial statements.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties (i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent.  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for the Company beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company does not expect the adoption of EITF Issue No. 07-1 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires entities to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for the Company beginning January 1, 2009.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other U.S. generally accepted accounting principles.  FSP No. 142-3 is effective for the Company as of January 1, 2009.  The Company does not expect the adoption of FSP No. 142-3 to have a material impact on its consolidated financial statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential impact of the adoption of SFAS No. 162 on its consolidated financial statements.

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP will be effective for the Company as of January 1, 2009 and will be applied retrospectively.  The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material impact on its consolidated financial statements.

3.	Acquisitions

The results of EDC’s and Blackburn’s operations, discussed below, are included in the consolidated financial statements since their respective acquisition dates.

(a) EDC Acquisition

On May 31, 2005, The Company acquired the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”). The transaction was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.

On December 31, 2008, the Company's EDC subsidiary sold its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, all of the equipment located in our Fishers, Indiana distribution facility and certain manufacturing equipment located in our Kings Mountain, North Carolina facility, as well as transferred its U.S. customer relationships to Sony DADC U.S., Inc. All information related to the Company's U.S. operations is reflected as discontinued operations in the accompanying 10-K, including information from prior periods.  See Note 4.

(b) Blackburn Acquisition

On July 21, 2006, EDC acquired the shares of Deluxe Global Media Services Blackburn Limited (“Blackburn”), a subsidiary of The Rank Group Plc, for a purchase price of ₤3.0 million ($5.6 million) in cash, including closing costs, using the July 21, 2006 British pound to U.S. dollar exchange rate of 1.8465. Under the purchase method of accounting, the assets and liabilities acquired were recorded on the Company's balance sheet at their respective fair values as of the date of the acquisition.

In accordance with SFAS 141, the excess of the fair value of acquired assets over the purchase price was allocated as a pro rata reduction of the amounts assigned to long-lived assets with the remaining excess recorded as an extraordinary gain in the Company's consolidated statements of operations for the twelve months ended December 31, 2006.

4.	Discontinued Operations

(a) EDC U.S. Operations

On October 31, 2008,  the Company announced that its EDC subsidiary entered into an Asset Purchase Agreement (the “Agreement”) with Sony DADC for the sale of its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC (collectively, the “Sony Sale”). On December 31, 2008, the Sony Sale closed. In accordance with the Agreement, EDC received $26.0 million in cash at closing and will receive

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

by the end of April 2009 an additional approximate $1.5 million for equipment sold to Sony DADC pursuant to the Agreement and $0.6 million for inventory acquired. The $26.0 million purchase price is subject to certain post-closing working capital adjustments, as provided in the Agreement. The Agreement also provides for up to $2.0 million as contingent consideration related to the transferred operations achieving target criteria during 2009. The Agreement includes customary representations and warranties accompanied by certain limited indemnification rights, secured by a second lien on EDC's U.S. assets in favor of Sony DADC.

The Company's Kings Mountain, North Carolina facility which was not disposed of in the Sony Sale was written down to its fair market value of $7.0 million and reclassified to held for sale in the accompanying consolidated balance sheet.

At December 31, 2008, the Company recorded a gain on the Sony sale as follows:

Assets Sold and Liabilities Assumed
Accounts receivable	$ (381)
Inventory	(820)
Other current assets	(198)
Fixed assets	(7,532)
Intangible assets	(6,368)
Accounts payable	163
Accrued liabilities	878
$ (14,258)
Other expenses	(10,488)
Transaction costs	(600)
$ 25,346
Proceeds	$ 28,058
Gain on sale	$ 2,712

The operating results of the Company's EDC U.S. operations are classified as discontinued operations for all periods presented in the consolidated statements of operations.  Additionally, the Company reported all of the remaining EDC U.S. operations assets at their net realizable value in the consolidated balance sheet as of December 31, 2008 and their carrying value as of December 31, 2007.

Other expenses primarily includes $7.6 million for the impairment of property, plant and equipment not acquired by Sony DADC which is held for sale at December 31, 2008, severance costs of $0.9 million and the write off $1.9 million of inventory and other assets related to the Kings Mountain facility.  Severance charges are being recorded over the employees’ service period. The Company also had certain EDC U.S. operations employees who were terminated effective upon the closing of the Sony Sale. The Company has recorded severance charges amounting to $0.9 million into current liabilities, discontinued operations for the year ended December 31, 2008.  In fiscal 2009, the Company anticipates incurring an additional $0.8 million in severance related costs related to the exit plan.  All severance payments are expected to be paid by the end of the second quarter of 2009.

During the fourth quarter of 2008, the Company terminated the contracts governing its Reno, Nevada and Wilkes-Barre, Pennsylvania distribution facilities' operating leases. The Company recognized costs associated with the termination of the leases of approximately $0.7 million.  These amounts were recorded in the accompanying consolidated balance sheet as current liabilities of discontinued operations and in the gain on sale of U.S. operations line of the statements of operations.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Results for the EDC U.S. Operations consist of the following:

	Year Ended December 31,
	2008	2007	2006
Net sales	$ 104,802	$ 131,114	$ 140,317
Loss from discontinued operations:
Loss from operations before income taxes	(13,136)	(17,803)	(5,791)
Provision for income taxes	-	-	-
Loss from operations	$ (13,136)	$ (17,803)	$ (5,791)
Gain on disposal before income taxes	2,712	-	-
Provision for income taxes	-	-	-
Gain on disposal of discontinued operations	2,712	-	-
Loss from discontinued operations	$ (10,424)	$ (17,803)	$ (5,791)

The loss from discontinued operations consists of operating losses for the Company's EDC U.S. operations adjusted for a gain on the disposal which includes charges for transaction costs.  Certain estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above.  Interest expense was allocated to the discontinued EDC U.S. Operations based on debt incurred to finance its acquisition and its working capital needs, including the Universal loan. In total, the Company allocated $1.6 million, $2.4 million, and $3.0 million of interest expense from continuing operations to discontinued operations in 2008, 2007, and 2006, respectively.   There is no provision or benefit for income taxes recorded due to the uncertainty about the Company's ability to utilize NOLs.  The 2007 period includes an impairment charge of approximately $9.8 million dollars related to the write down of certain EDC U.S. intangible assets and equipment.

The classes of assets and liabilities included as part of the sale of the Company's EDC U.S. operations are reported as discontinued operations on the Company's consolidated balance sheet as follows:

	December 31,
	2008	2007
Current Assets
Accounts receivable	$ 5,093	$ 10,957
Inventory	515	$ 2,808
Prepaid and other current assets	3,082	$ 1,380
	$ 8,690	$ 15,145
	-
Long-Term Assets
Property, plant and equipment, net	-	$ 27,046
Intangible assets	-	$ 9,551
Other Assets	-	$ 2,430
	$ -	$ 39,027

Current Liabilities
Accounts payable	$ 3,268	$ 10,428
Accrued employee wages and benefits	1,651	$ 1,719
Accrued income and other taxes	2	$ 6
Current portion of long-term debt	-	$ 7,883
Accrued other	4,759	$ 4,996
	$ 9,680	$ 25,032

Non-Current Liabilities
Debt	-	$ 1,277
Other	41	$ 481
	$ 41	$ 1,758

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(b) Messaging and Paging

On December 14, 2006, the Comany entered into an Asset Purchase Agreement (the “Agreement”) with IP Unity, for the sale of substantially all of the assets of the Messaging business, including inventory, fixed assets, intellectual property rights, contracts and certain real estate, and the assumption of certain related liabilities. The sale of the U.S. Messaging assets closed on December 31, 2006 with the transfer of certain international locations closing during the first, second and fourth quarters of 2007.  The Company continued to operate the international locations on IP Unity’s behalf during the transition period from December 31, 2006 until their transfer.  In accordance with the Agreement, the Company received $25.0 million in cash (subject to a working capital adjustment as provided in the Agreement).  The proceeds from the sale related to both domestic and international operations.

During the first quarter of 2007, the Company transferred the outstanding equity of its Messaging subsidiaries in Hong Kong, South Africa and Netherlands and substantially all of the assets of its Singapore subsidiary to IP Unity and recorded a gain of $0.5 million as a result of these transfers.  Also, during the first quarter, the Company completed the calculation of the working capital adjustment related to the U.S. assets, which resulted in the recording of a receivable for these additional proceeds and a resulting gain of $0.6 million.  This gain is also reflected in the following table.  The Company has also recorded a net receivable of $0.5 million due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by the Company for the continued operation of the international operations prior to their final transfer to IP Unity, for which the Company is entitled to reimbursement from IP Unity subject to final review and adjustment.

During the second quarter of 2007, the Company transferred the outstanding equity of its subsidiaries in the Philippines and substantially all of the assets of our UK subsidiary to IP Unity and recorded a gain of $0.1 million from the transfer of these two international subsidiaries.  The Philippines transaction remains subject to certain post-closing registrations.  As part of the gain, the Company has recorded a receivable of $0.1 million due from the purchaser representing an estimate of the cash assumed by the purchaser and cash provided by EDCI for normal operating expenses incurred by it for the continued operation of the international operations prior to the final transfer to IP Unity. Also during the second quarter of 2007, the Company collected the working capital adjustment receivable of $0.6 million.

During the third quarter of 2007, the Company completed the reconciliation of cash assumed by IP Unity and cash provided by EDCI for normal operating expenses incurred by the Company for the continued operation of the international operations prior to the final transfer to IP Unity and, as a result, recorded an additional gain on the sale of $0.1 million.

During the fourth quarter of 2007, the Company completed the transfer of outstanding equity in its subsidiaries in Dubai and Brazil. No additional gain or loss resulted from this transfer. Also during the fourth quarter, the Company reached an agreement in principle related to any remaining or potential severance obligations which might be covered under the agreement. These obligations will be offset against amounts owed under the cash reconciliation completed in the third quarter of 2007.  An additional loss on the sale of $0.3 million was recorded.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

At December 31, 2007 and December 31, 2006, the Company recorded an accumulated gain on the sale as follows:

		Settlement of
	December 31,	International	December 31,
	2006	Subsidiaries	2007
Assets Sold and Liabilities Assumed
Cash	$ -	$ 592	$ 592
Accounts receivable	8,210	-	8,210
Inventory	7,393	-	7,393
Other current assets	416	647	1,063
Fixed assets	8,223	(2)	8,221
Accounts payable	(2,388)	(326)	(2,714)
Accrued liabilities	(2,288)	(820)	(3,108)
Deferred revenue	(2,747)	-	(2,747)
	$ 16,819	$ 91	$ 16,910
Other write-offs and expenses	54	7	61
Estimated closing costs	2,000	36	2,036
	$ 18,873	$ 134	$ 19,007
Receivables due from purchaser	-	544	544
Proceeds	25,000	634	25,634
Gain on sale	$ 6,127	$ 1,044	$ 7,171

The Company did not record any gain or loss on the Messaging sale during 2008. Beginning in the fourth quarter 2006, the Messaging segment was reported as a disposal of a segment of business.

Results of Discontinued Operations

The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations.  Additionally, the Company reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of December 31, 2008 and December 31, 2007.

Results for discontinued operations consist of the following:

	Year Ended December 31,
	2008	2007	2006
Net sales	$ -	$ -	$ 53,546

Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	143	(463)	(11,572)
Provision (benefit) for income taxes	(1,491)	79	(3,352)
Income (loss) from operations	$ 1,634	$ (542)	$ (8,220)
Gain on disposal before income taxes	-	1,044	6,127
Provision for income taxes	-	-	-
Gain on disposal of discontinued operations	-	1,044	6,127
Income (loss) from discontinued operations	$ 1,634	$ 502	$ (2,093)

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

The income (loss) from discontinued operations consists of operating losses incurred in the Messaging and Paging segments adjusted for an estimated gain on disposal of the Messaging segment which includes charges for transaction costs.  The years ended December 31, 2008 and 2007 include a credit of $1.5 million and $1.0 million, respectively, for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.  Results for the year ended December 31, 2006 included an income tax benefit of $4.1 million from the release of a reserve for international business taxes upon receipt of clearance from the applicable foreign country’s taxing authority.  Numerous estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above.  These estimates are subject to adjustment resulting from, but not limited to, operations of foreign assets for IP Unity during the transitional period.

The major classes of assets and liabilities included as part of the sale of the Messaging and Paging group reported as discontinued operations on the Company's consolidated balance sheet were $0.5 million for accrued taxes at December 31, 2008 and $0.1 million for accrued tax receivables and $0.5 million for accrued taxes at December 31, 2007.

5.	Investments

In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and based on the Company's plan to market and sell these instruments, the Company classifies auction-rate securities (as discussed below) as available-for-sale and carries them at fair market value.  Changes in the fair value are included in accumulated other comprehensive income in the accompanying condensed consolidated financial statements, except for auction-rate securities as described below.

The Company has invested in securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer.  During 2008, the Company liquidated the majority of its investments portfolio and directed the proceeds into cash and cash equivalents.  The Company recorded losses on sales of investments of $0.3 million in 2008, which are included in other income (expense) in the accompanying condensed consolidated statements of operations.  During 2008, the Company  reclassified less than $0.1 million of unrealized losses on investments out of accumulated other comprehensive income into earnings for the period using the specific identification method.

The following table presents the fair market value amounts, by major security types for the Company's investments in debt securities:

	December 31, 2008	December 31, 2007
	Fair Value	Fair Value

Auction-rate securities	$ 1,020	$ 10,800
Corporate bonds	-	6,913
Short-term notes	-	4,889
Certificates of deposit	-	2,000
Commercial paper	-	2,487
Municipal bonds	-	1,492
Euro dollar bonds	-	1,008
Total investments	$ 1,020	$ 29,589

Auction-rate securities represent interests in collateralized debt obligations with high-quality credit ratings, the majority of which are collateralized by bonds and other financial instruments.  Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  However, during 2008, the Company was able to sell $8.8 million in auction-rate securities at par.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

The Company evaluates the fair value of our auction-rate securities portfolio for impairment at each reporting period. As a result of this review, the Company determined that the fair value of its auction-rate securities at December 31, 2008 was less than the carrying amount and accordingly recorded an impairment charge of approximately $0.1 million, which is included in other income (expense) in the accompanying condensed consolidated statements of operations. The estimated fair values could change significantly based on future market conditions. The Company  will continue to assess the fair value of its auction-rate securities for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter our estimates described above. The Company may be required to record future impairment charges to earnings if it is determined that its investment portfolio has incurred a further permanent decline in fair value.  Because of the Company's inability to liquidate these securities in the near term, auction rate securities have been  reclassified  to long-term investments.

6.	Risks and Uncertainties

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

The Company's primary customer is Universal, which individually accounted for approximately 73%, 74% and 83% of EDC’s total 2008, 2007 and 2006 revenue, respectively. Outstanding accounts receivable due from Universal were $7.8 million and $7.7 million, at December 31, 2008 and 2007, respectively.  The Company believes that its reserves for bad debt are adequate considering our concentrations of credit risk.

Concentrations of Suppliers

The Company's principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs.  EDC has a limited number of suppliers who are able to provide raw materials. In Germany, the Company purchases polystyrene, polycarbonate and any jewel boxes and trays, not internally manufactured, from several suppliers. In the UK, the Company purchases polycarbonate and jewel boxes and trays  from several suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of products, it would be disruptive to EDC’s production if any of our suppliers were unable to deliver its product to EDC.

Workforce Subject to Collective Bargaining Agreements

At December 31, 2008, the Company employed over 1,100 persons. In Germany, approximately 43% of the Company's workforce of 822 employees is unionized and all employees, including exempt staff, which represents approximately 4% of the total employees, are represented by a works council. Collective bargaining agreements and works council agreements cover all labor relations.  In February 2008,  an agreement was reached with the works council on an eight year collective bargaining agreement which runs through 2015.  In the UK, approximately 64% of the workforce of 313 employees is unionized and subject to collective bargaining agreements.  In October 2008, an agreement was reached with the UK employees that was retroactively effective January 1, 2008, and ran until January 1, 2009. The 2008 contract terms will remain in effect until a new agreement is reached.

As discussed above, on December 31, 2008, the Company completed the sale of EDC’s distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, all of the equipment located in the Company's Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC U.S., Inc. Upon completion of the sale, EDC effectively ceased its U.S. manufacturing and distribution operations.  At December 31, 2008, the Company had 419 employees at its Kings Mountain, North Carolina facility as part of the transition service agreement. Production employees were phased out by the end of February 2009 and the remaining employees will be phased out by the end of April 2009.

The Company currently has a core corporate staff of employees at various U.S. locations.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

7.	EDC LLC Agreement - Profits Interests and Minority Interest

EDC Profits Interests

Upon the completion of the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal, EDC issued profits interests to certain key employees, Universal, and the Company's financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after the Company has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.

The estimated fair value of the profits interests at the date of grant represents the present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor are included in the acquisition costs of EDC. The profits interests issued to members of management were accounted for as compensation expense, are included in selling, general and administrative expenses in the consolidated statements of operations and are being amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. Compensation expense included in EDC’s results for the twelve months ended December 31, 2007 and 2006 was $0.5 million and $1.6 million, respectively.  The Company did not incur compensation expense related to profit interests in the twelve months ended December 31, 2008 as they vested fully in 2007. Profits interests are included with minority interests in our consolidated balance sheets.

Minority Interest

As part of the May 31, 2005 acquisition of EDC, the Company sold 772 Class A units of EDC it owned (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A units were automatically converted into Class B units. The Class A and Class B units carry equivalent economic rights. During 2006, in association with the Blackburn acquisition, the Company purchased additional Class A units and increased our holdings by $8,151,000 and one of the key employees, pursuant to rights under the Entertainment Distribution Company, LLC (“EDC LLC”) Agreement, purchased additional Class B units and increased his holdings by $99,000.  As a result of these investments, the Company has 97.99% of the Class A and Class B units of EDC.  Further, as a result of these investments the Level One, Two and Three Threshold Amounts and Level One, Two and Three Pro Rata Percentages applicable to distributions pursuant to Section 3.1 of the EDC LLC Agreement were automatically adjusted.  As a result of these adjustments, upon a board approved distribution pursuant to Section 3.1(b) of the EDC LLC Agreement, the following order and priorities would apply:  (i) for distributions up to $43.25 million, 100% of such distributions would be apportioned pro rata to the holders of Class A and Class B units; (ii) for distributions above $43.25 million and up to $68.99 million, 84.02% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, and 15.98% would be apportioned pro rata to the holders of Tier 1 Profits Interests; (iii) for distributions above $68.99 million and up to $96.78 million, 77.8% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 14.8% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests and 7.4% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests; and (iv) for distributions above $96.78 million, 72.44% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 13.78% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests,  6.89% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests and 6.89% of such distributions would be apportioned pro rata to the holders of Tier 3 Profits Interests.  In all events, if, after receipt of all distributions above, holders of Class A and Class B Units have not received an amount equal to their aggregate contributions plus an amount equal to a return of 20%, compounded annually (the “IRR Hurdle”), then only distributions pursuant to (ii) shall be made until satisfaction of the IRR Hurdle, after which distributions pursuant to (iii) and (iv) shall resume.

In 2007 and 2008, key employees received minority interest distributions of $20,000 to cover taxes on minority interest income.  The Company has recorded minority interest income of $0.3 million in 2008 and minority interest expense of $0.2 million in 2007 and 2006, respectively.  If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 or (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right for a five-year period beginning on such date to sell their interests to us at fair value.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

8.	Restricted Cash

EDC Central European Operation

Restricted cash of EDC’s central European operation at December 31, 2008 was $27.3 million, including $1.9 million classified as current, being held in escrow to fund various pension and other employee related obligations. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC and  the Company intends to fund the EDC pension benefits using funds held in escrow and included in restricted cash in the consolidated balance sheets.

EDC U.S. Operation

Restricted cash relating to EDC’s U.S. operation at December 31, 2008 was $5.4 million. As part of the Sony Sale, EDC’s Senior Secured Credit Facility was amended to include provisions which required a portion of the proceeds from the Sony Sale to be held in escrow in the name of the administrative agent for use in the wind-down of certain U.S. operations or prepayment of loans under the terms of the Seventh Amendment to the credit agreement.

9.	Currency Rate Swap

The Company entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005. The Company’s objective was to manage foreign currency exposure arising from its intercompany loan to its German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010. In accordance with SFAS No. 52, “Foreign Currency Translation”, and SFAS No. 133, the currency swap does not qualify for hedge accounting and, as a result, the Company will report the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings.

The swap matures in two years on May 31, 2010.  The significant terms of the swap are as follows:

●	The Company makes quarterly payments, which commenced August 31, 2005, based on a notional amount of €21,300,000 at the EURIBOR plus 3.12%;
●	The Company receives quarterly payments, based on a notional amount of $26.0 million at the USD LIBOR plus 3.0%; and
●	The Company will exchange with the counterparty the above notional amounts upon maturity of the swap agreement.

As of December 31, 2008, the swap is carried at its fair value, which is currently in a loss position, of approximately $4.2 million and is included in non-current liabilities in the consolidated balance sheets. The swap was in a loss position of approximately $5.6 million at December 31, 2007, and included in non-current liabilities in the consolidated balance sheets. The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date. These valuations are calculated on a mid-market basis and do not include a bid/offer spread that would be reflected in an actual price quotation. Therefore, the actual price quotations for unwinding these transactions would be different. These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.  In January 2009, the U.S. dollar strengthened versus the Euro and the Company was able to settle the currency swap obligation for $2.1 million on January 23, 2009.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

10.	Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets in non-active markets;
●	Inputs other than quoted prices that are observable for the asset or liability; and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following table sets forth by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2008, according to the valuation techniques it used to determine their fair values.

Fair Value Measurements at Reporting Date Using
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Auction-Rate Securities	$ 1,020	$ -	$ -	$ 1,020
Deferred Comp Trust Plan	503	503	-	-
Total	$ 1,523	$ 503	$ -	$ 1,020

Liabilities
Currency Swap	$ 4,180	$ -	$ 4,180	$ -
Total	$ 4,180	$ -	$ 4,180	$ -

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction-Rate Securities
Beginning balance	$ 10,800
Purchases, sales and settlements, net	(9,650)
Total gains or losses (realized/unrealized)
included in earnings	(130)
Ending Balance	$ 1,020

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Auction-Rate Securities. The Company classifies its investments in debt securities as available-for-sale and generally classify them as Level 1, except as otherwise noted.  At December 31, 2008, the Company's investments consisted of auction-rate securities as described in Note 5.  Investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable due to events described in Note 5.  Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at December 31, 2008.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Deferred Compensation. Deferred compensation assets consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

Currency Swap.  The fair value of the currency rate swap was calculated based on mathematical approximations of market values derived from the commercial banks’ proprietary models as of a given date.  These valuations and models rely on certain assumptions regarding past, present and future market conditions and are subject to change at any time. Valuations based on other models or assumptions may yield different results.  The currency swap is classified as Level 2 investment. At December 31, 2008, the Company was in a net loss position of $4.2 million on the fair value of the currency swap.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The effective date of SFAS No. 157 was deferred under FSP No. 157-2.  SFAS No. 157 relates to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. During the year ended December 31, 2008, the measurements of fair value affected by the deferral under FSP No. 157-2 related to the nonfinancial asset group at the Company's central European operations, which was measured for impairment.  See note 2i.  The Company had no other significant measurements of non-financial assets or liabilities at fair value during 2008 that were affected by the deferral.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

11.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets related to the Company's continuing operations at December 31, 2008 and 2007 consisted of:

	2008	2007
Prepaid expenses	$ 2,539	$ 1,435
Recoverable input costs and taxes	1,927	1,887
Other customer receivables and pass-through costs	7,479	8,639
Other current assets	568	2,728
	$ 12,513	$ 14,689

During the year ended December 31, 2008, the Company received insurance proceeds of $1.6 million related to the settlement of a portion of our receivable for covered costs incurred related to its stock option litigation.  The Company used the proceeds received during 2008 for general corporate purposes and have recognized the cash inflow as part of its cash flows from operations.  There was no impact on the Company's statement of operations in 2008 related to the receipt of these funds.

12.	Long-term Receivable

The current and noncurrent portions of the long-term receivable are as follows for the years ended December 31:

	2008	2007
Current portion of long-term receivable	$ 599	$ 515
Non-current portion of long-term receivable	3,066	4,244
	$ 3,665	$ 4,759

Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, Universal is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the receivable.  The balances at December 31, 2008 and 2007 relate to the long-term service award plan discussed in note 19d.

13.	Other Assets

Other assets at December 31, 2008 and 2007 consisted of:

	2008	2007
Equipment spare parts	$ 3,471	$ 3,240
Deferred Compensation Trust Plan	503	885
Deferred debt issuance costs	765	385
	$ 4,739	$ 4,510

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

14.	Accrued and Other Liabilities

 Accrued liabilities at December 31, 2008 and 2007 consisted of:

	2008	2007
Accrued salaries and benefits	$ 4,943	$ 5,461
Accrued pension and other benefit obligations	2,337	2,015
Accrued vacation	738	842
Accrued VAT and other taxes	3,534	6,488
Accrued royalty expense	2,796	3,089
Accrued professional services	1,206	1,522
Other current liabilities	8,881	10,801
	$ 24,435	$ 30,218

15.	Other Liabilities

Other liabilities at December 31, 2008 and 2007 consisted of:

	2008	2007
Other liabilities	$ 177	$ 227
Deferred compensation	503	885
Unrealized loss on currency swap	4,180	5,604
Tax contingency accrual	3,493	4,988
	$ 8,353	$ 11,704

The other liabilities include accruals for activities taken by Universal prior to the sale of its international CD and DVD manufacturing and distribution operations to EDC on May 31, 2005. EDC assumed these liabilities as part of the acquisition of Universal’s central European operations, and Universal is required to reimburse EDC for such liabilities.  The loss on currency swap relates to a five year currency swap arrangement (See Note 9) under which EDC is obligated and is currently in a loss position.  The tax contingency accrual relates to tax liabilities recorded in conjunction with the adoption of FIN 48 (See Note 18).  Finally, the deferred compensation accrual relates to amounts deferred by director level and above employees (See Note 19).

16.	Restructuring

During 2008, the Company implemented a plan to streamline our manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce our cost base accordingly.  As part of the plan, the Company offered a voluntary exit program to employees in selected areas.  In total, the plan resulted in the reduction of our UK employment by approximately 15%, predominately in our manufacturing operations.  As a result of these actions, the Company has recorded severance charges of approximately $1.3 million into cost of revenues in the year ended December 31, 2008.  The Company made payments of $1.3 million related to the plan through December 31, 2008, and thus no expense remains accrued in the accompanying consolidated balance sheets.

During 2008, the Company  implemented a plan to reduce staffing at the Company's combined manufacturing and distribution operations in Hanover, Germany in response to the loss of a distribution customer in the third quarter of 2008.  In total, the plan resulted in the reduction of our Germany employment by approximately 5%, predominately in our distribution operations.  As a result of these actions, the Company has recorded severance charges of approximately $1.5 million into cost of revenues in the year ended December 31, 2008.  The Company has made payments of $0.3 million related to the plan and as of December 31, 2008, $1.2 million is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

17.	Long-Term Debt

Long-term debt at December 31, 2008 and 2007 consisted of:

	2008	2007
Senior Secured Credit Facility	$ 8,000	$ 27,000
Payable to Universal - undiscounted	2,749	10,126
Capital Lease	74	593
Employee Loans	3,632	4,913
Subtotal	14,455	42,632
Less: Unamortized Discount	(546)	(927)
Total Debt	$ 13,909	$ 41,705
Less: Current Portion	(3,423)	(17,747)
Total Long Term Debt	$ 10,486	$ 23,958

Total scheduled principal payments for all long-term debt are as follows:

Total
2009	3,445
2010	7,620
2011	1,263
2012	1,211
2013	458
Thereafter	458
Total	$ 14,455

Senior Secured Credit Facility

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $10.5 million, consisting of a term facility of $8.0 million, and a European revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

Since January 1, 2008, the Senior Secured Credit Facility was amended on five separate occasions, as noted below:

●
On March 4, 2008, EDC completed an amendment to the facility which changed the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to allow for the add back of up to $9.9 million in non-cash impairment charges in calculating EBITDA for its debt covenant calculations through the quarter ended September 30, 2008.

●
On May 30, 2008, EDC completed an amendment to the facility to extend the revolving credit facility for one year to May 29, 2009 and to reduce the amount that may be borrowed under the revolver to $7.5 million from its previous level of $10.0 million.

●
On October 31, 2008, EDC completed an amendment to the facility, which became effective December 31, 2008, to allow for the sale of the U.S. operating assets described in Note 4, continue the blanket lien on EDC’s U.S. assets and pledge of 65% of the stock of EDC’s Dutch Holding Company (which subsidiary directly or indirectly owns all of the stock of EDC’s German and UK subsidiaries) amend the payment terms on the term loan (see below), provide for the repayment of the existing revolving credit facility and replace it with a new European revolving credit facility of up to €2.0 million  (subject to a maximum of U.S. $2.5 million based on prevailing interest rates) secured by a blanket lien on substantially all the assets of EDC’s European subsidiaries, add provisions which require a portion of the proceeds from the Sony Sale to be held in escrow for use in the wind-down of certain EDC U.S. operations or prepayment of loans, and provide for modifications to certain financial covenants.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

●
On December 30, 2008, EDC completed an amendment to the facility, which became effective on December 31, 2008, to clarify certain security provisions, modify certain requirements set forth in the amendment dated October 31, 2008 relating to the transaction with Sony DADC and create two events of default related to EDC failing to own two-thirds or more of the outstanding voting stock of its Dutch holding company subsidiary or Sony DADC taking enforcement action not terminated or rescinded within 30 days with respect its second lien security interest securing its indemnification rights unless permitted by the relevant documentation.

●
On March 27, 2009, EDC completed an amendment to the facility which changed the EBITDA definition as follows:  for the fiscal quarter ended December 31, 2008, and each fiscal quarter thereafter, EBITDA shall be calculated by adding back impairment charges, non-cash charges and one-time charges for the Sony Sale and any charges related to U.S. operations or discontinued operations (but not including any ongoing overhead from U.S. operations), and impairment charges pertaining to the write-down of intangibles of the German operations, which charges to be added back shall not exceed, in the aggregate, $30,000,000, to the extent such charges were deducted for the applicable period..

The term loan expires on December 31, 2010. The Senior Secured Credit Facility bears interest, at the EDC's option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by EDC. The weighted average interest rate on outstanding debt was 5.77% at December 31, 2008.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  At December 31, 2008, $8.0 million was outstanding on the term loan and the $2.5 million revolving credit facility was unused.  Scheduled payments under the term loan are due as follows: $1.8 million due on December 31 2009, $2.2 million due on June 30, 2010, and $4.0 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ capital expenditures, minimum interest coverage and maximum senior secured leverage as defined therein.  As of December 31, 2008, EDC was in compliance with all such covenants, as amended, under the facility.

Universal

Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments with a net present value using a discount rate of 6.52% which totaled approximately $39.8 million at acquisition, using the May 2005 Euro to U.S. dollar exchange rate of 1.2474. At December 31, 2008 the obligation to Universal decreased to $2.7 million due to $7.6 million in principal payments and changes in the Euro to U.S. dollar exchange rates offset by $0.2 million of accretion for imputed interest. Additionally, in 2008 the Company paid Universal $9.5 million related to its discontinued U.S. operations.  Scheduled payments of $0.5 million are due on December 31 for the next six years, ending in 2014.

Capital Lease

During 2006, the Company entered into a lease for a piece of production related equipment in our central European facility.  The lease expires June 30, 2010, at which time title to the equipment will be transferred to EDC at no cost.

Employee Loans

Employees of EDC’s German operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by the Company in savings accounts and are therefore treated as loans to the Company.  These loans are for six-year terms and are signed annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of approximately €0.1 million ($0.2 million), which is included in the employee loan balance. The value of the loans outstanding at December 31, 2008 totaled $3.6 million and accumulated interest was $0.7 million with interest rates ranging from 3.9% to 5.3%.  Funds for these loans are held in escrow as restricted cash. See Note 8. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early.  The employee savings plan is closed to new entrants.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

18.	Income Taxes

The Company’s income tax provision (benefit) for continuing operations consist of the following:

	2008	2007	2006
Current provision:
Federal	$ -	$ -	$ -
Foreign	4,852	3,972	9,640
State and local	-	-	-
Total current	4,852	3,972	9,640
Deferred:
Federal	(566)	3,305	(1,862)
Foreign	(9,638)	(698)	(1,719)
State and local	(272)	(610)	(410)
Adjustment to valuation allowance	981	(2,569)	2,272
Total deferred	(9,495)	(572)	(1,719)
Total provision (benefit)	$ (4,643)	$ 3,400	$ 7,921

The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2008	2007	2006
United States	$ (3,819)	$ (9,439)	$ (7,567)
Foreign	(13,997)	15,247	19,942
	$ (17,816)	$ 5,808	$ 12,375

The consolidated income tax provision (benefit)  from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2008	2007	2006
Income tax provision at Federal U.S. statutory rate	$ (6,237)	$ 2,033	$ 4,331
Increase (decrease) in valuation allowance	981	(2,569)	2,272
Deferred taxes on earnings of foreign subsidiary per APB 23	675	5,946	-
Foreign tax rate changes	-	(2,553)	-
Reserve contingency	34	33	503
Foreign tax impact	29	319	316
State taxes	(177)	(397)	(267)
Minority interest in earnings of subsidiary	-	171	71
Profit interest awards	-	176	563
Other non-deductibles	52	241	132
Income tax provision (benefit)	$ (4,643)	$ 3,400	$ 7,921

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

During 2007, the Company recorded a favorable adjustment of $2.6 million related to tax rate changes in the UK and Germany. The tax rate changes were effective for 2008, but the Company was required to adjust the value of its deferred tax assets and liabilities in 2007, the period the rate changes were enacted.

The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to the Company's deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Tax Assets:
U.S. net operating loss carry forwards	$ 110,693	$ 108,081
State net operating loss carry forwards	2,981	11,307
Canada net operating loss carry forwards	11,752	14,570
Other tax carry forwards	11,446	12,098
Property and equipment	2,844
Other	9,070	10,247
	148,786	156,303
Less: Valuation allowance	(146,300)	(155,334)
Net Deferred Tax Assets	2,486	969

Deferred Tax Liabilities:
Intangibles	-	(6,293)
Property and equipment	-	(1,412)
Other	(687)	(1,374)
Deferred asset (liability), net	$ 1,799	$ (8,110)

During 2008, the valuation allowance decreased by $9.0 million due to decreases in NOL carry forwards of $8.5 million and decreases in tax credit carry forwards of $0.7 million, offset by a valuation allowance of $0.2 million being recorded against UK net deferred tax assets.  During 2007, the valuation allowance, decreased by $0.4 million due to decreases in NOL carry forwards of $5.0 million offset by an increase in tax credit carry forwards of $1.1 million, and net changes in temporary differences of $4.3 million.

The Company has U.S. NOLs of $316 million, state NOLs of $106 million, and Canada NOLs of $44 million.  These NOLs begin to expire in 2009, 2018, and 2009, respectively.  Of the $316 million of U.S. NOLs, $28 million are subject to restrictions under the Internal Revenue Code of 1986, as amended.  The Company also has other tax carry forwards, a portion which begins to expire in 2009.  The Company's other tax carry forwards include research and development tax credits, alternative minimum tax credits, state tax credits, charitable contributions, foreign investment tax credits and foreign capital losses.  The alternative minimum tax credit, state tax credits and foreign capital losses do not expire.  However, the other credits and charitable contributions will expire beginning in 2009.

During 2007, the Company determined that it would pay dividends from its foreign subsidiaries of approximately $17.0 million in 2008.  Under APB 23, income taxes were provided on those dividends in 2007.  Undistributed earnings of our foreign subsidiaries amounted to approximately $19.0 million at December 31, 2008. The Company considers those earnings reinvested indefinitely and, accordingly, no provision for U.S. federal and state income taxes has been provided.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to withholding taxes payable to the various foreign countries, however, no U.S. income taxes will be incurred due to NOL carryovers available to offset the income from the dividend payment. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation. Withholding taxes payable upon remittance of all previously unremitted earnings at December 31, 2008 would be minimal.

As of December 31, 2008, $3.5 million of tax benefits related to the exercise of stock options have not been recorded.  These tax benefits cannot be recognized until a current tax benefit is realized.  Upon recognition, the $3.5 million will be recorded through additional paid in capital.  As of December 31, 2008, the Company  has recognized tax benefits of approximately $7.7 million from the exercise of stock options.  These benefits are currently offset with a valuation allowance that, when reversed, will be recorded through additional paid in capital.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

FIN 48

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," (FIN 48).  Pursuant to FIN 48, the Company  identified, evaluated, and measured the amount of income tax benefits to be recognized for all income tax positions. The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption, and, therefore, the Company did not record an adjustment related to the adoption of FIN 48.  The adoption of FIN 48 did not impact the Company's consolidated financial condition, results of operations or cash flow.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007

Balance at the beginning of the year	$ 9,423	$ 3,615
Additions based on tax positions related to current year	-	-
Additions for tax positions of prior years	138	5,960
Reductions for tax positions of prior years	(4,806)	-
Settlements	-	-
Statute of limitations expirations	(690)	(770)
Foreign currency adjustments	(434)	618
Balance at the end of the year	$ 3,631	$ 9,423

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $2.4 million and $3.5 million as of December 31, 2008 and 2007, respectively.

The above amounts for tax positions of prior years have been classified as reductions of the related deferred tax asset in the accompanying balance sheet.

The Company also recognize accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense, which is consistent with prior periods.  The total amount of accrued interest and penalties was approximately $1.0 million and $1.5 million as of December 31, 2008 and 2007, respectively.

FIN 48 permits the Company to prospectively change our accounting policy as to where penalties and interest on tax liabilities are classified on the consolidated statements of income. Effective January 1, 2007, the Company confirmed its accounting policy to continue to classify penalties and interest on tax liabilities in “provision for income taxes” on the consolidated statements of income consistent with prior period classifications.

Of the unrecognized tax benefits noted above, it is anticipated that over the next 12 months various tax-related statutes of limitations will expire effecting a $0.5 million reduction in the unrecognized tax benefits, consisting of $0.4 million in taxes and $0.1 million in accrued interest and penalties on these balances.  The nature of these uncertainties relates primarily to transfer pricing.  All of these uncertainties relate to discontinued operations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. On February 6, 2008, we were notified by the Internal Revenue Service of the intent to audit our 2005 federal tax return.  On January 20, 2009, the Company received notification from the IRS that there were no changes as a result of their audit. Statutes of limitations remain open for all years beginning in 1993 for U.S. federal and most state purposes due to unutilized NOLs; 2002 for Canada due to unutilized NOLs; all years beginning with 2005 for Germany; and all years beginning with 2007 for the UK.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

19.	Employee Benefit Plans

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R”). SFAS No. 158 required the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and the recognition of changes in that funded status through comprehensive income in the year in which the changes occur. The Company adopted the provisions of SFAS No. 158 on December 31, 2006.

(a) Post-retirement Health Care Benefits

The Company provides certain U.S. employees of its former Messaging business with certain health care benefits upon retirement assuming the employees met minimum age and service requirements as of the date of disposition of the Messaging business. The Company's policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments.  The plan is closed to new participants.

The actuarial present value of accumulated post-retirement benefit obligations at December 31, 2008 and 2007 is as follows:

	2008	2007

Retirees	$ 860	$ 918
Fully eligible plan participants	-	-
Other active plan participants	-	-
Accumulated post-retirement benefit obligation	860	918
Unrecognized loss	(149)	(202)
Unrecognized prior service cost	382	401
Accumulated other comprehensive income	(233)	(199)
Post-retirement benefit liability recognized in balance sheet	$ 860	$ 918

The change in Accumulated Post-retirement Benefit Obligation (“APBO”) from year to year is as follows:

	2008	2007

APBO at the beginning of the year	$ 918	$ 1,518
Service cost	-	-
Interest cost	53	61
Plan participants' contributions	22	-
Amendments	-	(420)
Curtailments of Active Participants	-	-
Actuarial gain	(44)	(115)
Benefits paid	(89)	(126)
APBO at end of the year	$ 860	$ 918

Net post-retirement benefit costs for the years ended December 31, 2008, 2007 and 2006 consist of the following components:

	2008	2007	2006

Service cost	$ -	$ -	$ 10
Interest cost on APBO	53	61	83
Amortization of prior service costs	(19)	(19)	(273)
Amortization of prior service costs due to curtailment	-	-	(615)
Amortization of actuarial loss	10	12	34
	$ 44	$ 54	$ (761)

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

The assumed discount rates utilized for 2008 and 2007 were 6.3% and 6.2%, respectively. The assumed health care trend rate in measuring the accumulated post-retirement benefit obligation as of December 31, 2008 was varied between non-Medicare and Medicare eligible retirees. The 2008 trend rate is 10.0%, decreasing to 4.5% in 2015, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2008 by approximately 1.3% and the 2008 aggregate interest and service cost by approximately 1.2%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2008 by approximately 1.1% and the 2008 aggregate interest and service cost by approximately 1.1%.

The estimated employer benefits paid are as follows:

2009	$ 85
2010	85
2011	83
2012	82
2013	79
Succeeding five years	368

(b) Defined Contribution Plans

The Company maintains, for substantially all of its full-time U.S. employees, 401(k)-retirement savings plans, which are defined contribution plans. The Company also sponsors additional retirement defined contribution plans for certain non-U.S. employees. Under these plans, the employees may contribute a certain percentage of their compensation and the Company  matches a portion of the employees' contribution. The Company's contributions for continuing operations under these plans amounted to approximately $0.8 million, $0.9 million and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

(c) Pension Plans

As a result of the May 31, 2005 acquisition of EDC, the Company assumed the obligations of various defined benefit plans. Employees and managing directors of EDC’s operations in Germany participate in the pension plans. These benefits are based on pay, years of service and age. The plans are not funded and therefore have no plan assets. The Company intends to fund the pension benefits using funds held in escrow and included in restricted cash in the consolidated balance sheets. These pension plans are closed to new entrants.

The rates assumed in the actuarial calculations for the Company's pension plans as of their respective measurement dates were as follows:

	December 31, 2008	December 31, 2007

Discount rate	5.70%	5.50%
Rate of Compensation increase	2.50%	3.00%
Rate of post-retirement pension increase	2.30%	2.00%

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

The following table shows the collective actuarial results for the defined benefit pension plans of EDC’s central European operations.

	December 31, 2008	December 31, 2007

Change in Projected Benefit Obligations:
Projected benefit obligation, January 1	$ 28,061	$ 27,559
Service cost	837	1,036
Interest cost	1,462	1,369
Benefits paid	(445)	(637)
Foreign exchange translation	(1,204)	3,185
Actuarial gain	(272)	(4,451)
Projected benefit obligation, December 31	$ 28,439	$ 28,061

Funded Status:
Funded status at end of year	$ (28,439)	$ (28,061)
Unrecognized net (gain) loss	(3,073)	(2,955)
Net amount recognized	$ (31,512)	$ (31,016)

Amounts included in the Consolidated Balance Sheet
Accrued benefit short-term liability	$ (716)	$ (591)
Accrued benefit long-term liability	(27,723)	(27,470)
Accumulated other comprehensive income	(3,073)	(2,955)
Net amount recognized	$ (31,512)	$ (31,016)

Additional Information:
Projected benefit obligation	$ 28,439	$ 28,061
Accumulated benefit obligation	$ 25,394	$ 24,276

Components of net periodic pension cost:
Service cost	$ 837	$ 1,036
Interest cost	1,462	1,369
Amortization of net actuarial gain	(27)	-
Net periodic pension cost	$ 2,272	$ 2,405

The following table shows the expected future benefits to be paid:

2009	$ 716
2010	793
2011	941
2012	1,034
2013	993
Succeeding 5 Years	8,533

The Company also has a pension plan which covers two employees who are retired.  The Company has accrued approximately $0.4 million related to the pension plan.  The expected future benefits to be paid are approximately $0.2 million spread evenly over 2009-2013 and $0.2 million for the succeeding five years.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(d) Long-term Service Award Plan

The Company maintains a Long-Term Service Awards program, a defined benefit plan, for qualified employees in our German and UK operations.

Under the German plan, qualified employees receive a service gratuity (“Jubilee”) payment once they have reached a certain number of years of service. The Jubilee payment is determined based on 1/12th of the employee’s annual salary.  The projected benefit obligation at December 31, 2008 was $4.4 million. The projected service cost as of January 1, 2009 for fiscal year 2009 amounts to approximately $0.2 million.

The rates assumed in the actuarial calculations for our defined benefit plan at December 31, 2008 are as follows:

Interest rate	6.20%
Salary increase	2.50%
Fluctuation rate	1.00%	until age 49

The following table shows the expected future benefits to be paid assuming 100% plan participation.

2009	$ 599
2010	1,419
2011	909
2012	319
2013	320
Succeeding 5 Years	2,462

Included in the $6.0 million future benefits to be paid under the Long-term Service Award Plan is $3.7 million related to the long-term receivable discussed in Note 12.

Under the UK plan, qualified employees receive a Jubilee payment once they have reached 25 or 40 years of service. The payment is determined based on 1/25th or 1/40th of two months of the employee’s salary.  The projected benefit obligation at December 31, 2008 was $0.9 million.

The rates assumed in the actuarial calculations for our UK defined benefit plan at December 31, 2008 are as follows:

Interest rate	5.00%
Salary increase	3.00%
Fluctuation rate	8.00%

The following table shows the expected future benefits to be paid assuming 100% plan participation.

2009	$ -
2010	12
2011	83
2012	123
2013	80
Succeeding 5 Years	322

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(e)  Deferred Compensation Plan

The Company maintains a deferred compensation plan to which employees at the director level and above can defer receipt of part or all of their compensation.  Each year eligible employees can elect to defer a specified portion of salary and bonus.  There are specific provisions under which the deferred amounts will be paid to the employee.  Generally, amounts deferred will be invested in the same manner as the participant’s investments in the Company’s 401(k) plan or equally among certain specified mutual funds if the participant does not participate in the 401(k) plan.

An asset, representing the fair market value of the deferrals, and a corresponding liability, representing the Company's obligation to the employee, is recorded in the accompanying consolidated balance sheets.  As of December 31, 2008, $0.5 million was included in other assets and other non-current liabilities, respectively.  As of December 31, 2007, $0.9 million was included in other assets and other non-current liabilities, respectively

(f) Early Retirement and Post-employment Programs

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

The Company accrues for ATZ based on current and future contracts.

The rates assumed by the Company in the actuarial calculations for the ATZ at December 31, 2008 are as follows:

Interest rate	6.20%
Salary increase	1.50%
Fluctuation rate	0.00%

At December 31, 2008, the accrual for ATZ was $2.3 million. The projected benefit obligation at December 31, 2008 was $0.8 million.

The following table shows the expected future benefits to be paid assuming 100% plan participation. The accrual included in the Company's consolidated financial statements, however represents an amount based upon expected plan participation.

2009	$ 913
2010	1,213
2011	1,114
2012	990
2013	854
Succeeding 5 Years	854

20.	Stockholders’ Equity and Stock-Based Compensation

(a)	Stockholder Rights Plan

Effective as of August 25, 2008, upon the consummation of the reorganization described in Note 1, the Company’s Rights Agreement expired in accordance with its terms.

(b)	Share Repurchase Program

On June 4, 2008, the Board of Directors of the Company announced the approval of the repurchase of up to 1 million shares of common stock of the Company, taking into account the reorganization described in Note 1, over the next 12 months.  The repurchase program will be funded using the Company's  available cash.  Pursuant to the repurchase program, the Company intends to purchase shares of its common stock from time to time on the open market or in negotiated transactions as market and business conditions warrant, in compliance with securities laws and other legal requirements, and taking into consideration any potential impact on its NOL Carryforward position under Section 382 of the Internal Revenue Code.  The repurchase program may be suspended or discontinued at any time.  Since the announcement of the plan, the Company has acquired approximately 0.2 million shares of its common stock for a total purchase price of approximately $0.8 million under the approved plan.   Separately, in the first quarter of 2008, the Company acquired, in a privately negotiated transaction with a non-affiliate, approximately 0.2 million shares of our common stock for a total purchase price of $0.7 million.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(c)	Equity Compensation Plans

The Company grants or has granted stock options and other stock-based awards under the following equity compensation plans:

Incentive Stock Plans. The Company maintains an incentive stock option plan (the “1996 Plan”) that was approved by the stockholders, is administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and is used to promote the long-term financial interests and growth of EDCIH.  At December 31, 2008, the Company is authorized to grant up to 1,485,000 shares of its common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares under the 1996 Plan.  Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons.  Options are generally granted with an exercise price equal to the market price of our stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.

The 1996 Plan also provides for the grant of restricted stock units (“RSUs”) to non-officer directors on an annual basis. RSUs are intended to align the interest of directors and stockholders in enhancing the value of our common stock and to encourage such directors to remain with and to devote their best efforts to EDCIH.  Beginning in January 2006, non-officer directors received annual grants of RSUs with an increased value of $18,000.  Effective November 5, 2007, the Board agreed to implement a 10% reduction in the value of the annual restricted stock awards granted to non-officer directors.

(d) Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	2008	2007	2006
Options granted (in thousands)	-	9	131
Weighted-average exercise prices stock options	-	$12.67	$28.20
Weighted-average grant date fair-value stock options	-	$8.63	$15.60
Assumptions:
Weighted-average expected volatility	-	0.78 to 0.79	0.65 to 0.78
Weighted-average expected term (in years)	-	5.5	3.5 to 5.5
Risk-free interest rate	-	3.8 to 4.7%	4.4 to 4.5%
Expected dividend yield	-	0.0%	0.0%

In general, the expected life in years was based on the weighted average of historical grants assuming that outstanding options are exercised at the midpoint of the future remaining term, adjusted for current demographics. The risk free interest rate was the U.S. Treasury five-year spot rate on the date of grant. Volatility was determined by using (i) the long-term volatility (mean reversion), (ii) the midpoint of historical rolling 5.5 year volatilities, (iii) the volatility of the most recent 5.5 year time period, (iv) the volatility of the most recent one-year period, (v) the implied volatility as seen in the open market place on May 17, 2007 and November 15, 2007, (mid point of fourth quarter), and (vi) the range (min/max) of the implied volatility in the last 52 weeks.  The Company has not paid cash dividends since 1982 and does not anticipate paying cash dividends in the foreseeable future. There were no stock option grants in 2008.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(e) Stock-Based Compensation Expense

On January 1, 2006, the Company adopted SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. This pronouncement applies to the Company's incentive stock plan, including stock options and restricted stock units, and its employee stock purchase plan.

The Company elected the “modified prospective” method for its transition. Under this method, the Company recognized compensation cost beginning on January 1, 2006 (a) based on the requirements of SFAS No. 123R for all share-based payments granted after that date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to that date that were unvested.

The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income (loss) to cash flow from operations, when using the indirect method for presenting the statement of cash flows. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. During the year ended December 31, 2008, the Company did not record any excess tax benefits or a corresponding increase to contributed capital because it has NOL carry forwards, and the tax benefit will not be recognized until the deduction is used to reduce current taxes payable.

Both SFAS No. 123 and SFAS No. 123R require measurement of fair value using an option-pricing model. The Company uses the Black-Scholes-Merton model. All awards granted prior to July 1, 2005 maintain their grant-date value as calculated under SFAS No. 123. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. Prior to adopting SFAS No. 123R, the Comany adjusted the pro forma expense for forfeitures only as they occurred. The pro forma expense was allocated to the service period based on the accelerated attribution method, and all the awards have graded service vesting. Under the new standard, we may use a straight-line or accelerated attribution method and elected to use the straight-line method for awards issued after January 1, 2006.

The following table details the compensation expense for options, restricted stock units and the employee stock purchase plan for each of the three years ended December 31:

	2008	2007	2006
Employee Stock Purchase Plan	$ -	$ 1	$ 77
Stock Options	64	349	748
Subtotal of expense subsequent to the adoption of FAS123R	64	350	825
Restricted Stock Units	100	95	60
Total stock compensation expense	$ 164	$ 445	$ 885

No stock compensation expense was capitalized as part of the cost of any asset during the years ended December 31, 2008, 2007, and 2006.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

(f) Stock-Based Compensation Activity

Activity and price information regarding our incentive stock plan are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(In 000's)	Price	Term	Value
Outstanding, December 31, 2007	143	$ 34.06		$ -
Granted	-	$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -		$ -
Expired	(1)	$ 65.89		$ -

Outstanding, December 31, 2008	142	$ 33.91	3.7 years	$ -

Vested or expected to vest at December 31, 2008	142	$ 33.91	3.7 years	$ -
Exercisable at December 31, 2008	139	$ 34.37	3.6 years	$ -

The weighted average grant-date fair value of options granted during the year ended December 31, 2007 and 2006 was $8.63 and $15.60 per share, respectively. The total intrinsic value of options exercised during the year ended 2007 and 2006 was $1.0 million and $2.6 million, respectively.  The total grant date fair value of options vested during 2008, 2007 and 2006 was $0.2 million, $0.8 million and $1.6 million, respectively.

A summary of the status of the Company’s RSUs (non-vested shares) as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In 000's)	Fair Value
Nonvested at December 31, 2007	9	$ 23.70
Granted	27	$ 4.20
Vested	(4)	$ 25.01
Forfeited	-	$ -
Nonvested at December 31, 2008	32	$ 7.12

As of December 31, 2008, there was approximately $0.2 million of total unrecognized compensation cost related to all share-based compensation arrangements granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of RSUs vested during the year ended December 31, 2008 was less than $0.1 million.

(g) Other

Applicable German law restricts the Company's  German subsidiaries from paying dividends to the extent paying any such dividends would cause the net assets of the applicable subsidiary to be less than its nominal share capital. The nominal share capital of our German operating company subsidiary is €6 million. As of December 31, 2008, the net assets, excluding intercompany accounts and debt, of EDC’s European operation totaled €45.0 million.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

21.	Income (Loss) per Common Share

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

The following table sets forth the computation of income (loss) per share (1):

	2008	2007	2006
Numerator:
Income (loss) from continuing operations	$ (12,865)	$ 2,167	$ 4,241
Loss from discontinued operations, net of tax	(11,502)	(18,345)	(14,011)
Gain on sale of Messaging business	-	1,044	6,127
Gain on sale of U.S. operations	2,712	-	-
Income (loss) before extraordinary item	$ (21,655)	$ (15,134)	$ (3,643)
Extraordinary gain - net of tax	-	-	7,668
Net income (loss)	$ (21,655)	$ (15,134)	$ 4,025

Denominator:
Denominator for basic income (loss) per share - weighted average shares	6,840	6,992	6,878
Effect of dilutive securities: stock options	-	16	137
Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	6,840	7,008	7,015

Income (loss) per weighted average common share:
Income (loss) from continuing operations	$ (1.88)	$ 0.31	$ 0.62
Loss from discontinued operations	(1.68)	(2.62)	(2.04)
Gain on sale of Messaging business	-	0.15	0.89
Gain on sale of U.S. operations	0.40	-	-
Extraordinary gain	-	-	1.11
Income (loss) per weighted average common share (2)	$ (3.17)	$ (2.16)	$ 0.59

Income (loss) per diluted common share
Income (loss) from continuing operations	$ (1.88)	$ 0.31	$ 0.60
Loss from discontinued operations	(1.68)	(2.62)	(2.00)
Gain on sale of Messaging business	-	0.15	0.87
Gain on sale of U.S. operations	0.40	-	-
Extraordinary gain	-	-	1.09
Income (loss) per weighted average common share (2)	$ (3.17)	$ (2.16)	$ 0.57

Dilutive securities not included above due to anti-dilutive effect	2	-	-
Anti-dilutive securities not included above: stock options	142	125	193

(1) All share and per share amounts displayed in the above table reflect the effect of the reorganization as discussed in Note 1.
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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

22.	Commitments and Contingencies

Litigation

In addition to the legal proceedings discussed below, the Company is, from time to time, involved in various disputes and legal actions related to our business operations. While no assurance can be given regarding the outcome of these matters, based on information currently available, the Company believes that the resolution of these matters will not have a material adverse effect on our financial position or results of our future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Arbitration Claim under the International Distribution Agreement:   On February 27, 2009, EDC, at its election, provided notice to Universal International Music B.V.  (“UIM”)  of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 (the “International Distribution Agreement”).  UIM is part of the Universal Music Group, which is EDC’s largest customer.   EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  However, the February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice and EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement.  At this time, both parties are in the process of selecting arbitrators for the matter and no date for the arbitration has been set.

Under the International Distribution Agreement, EDC has various service level obligations it is required to maintain.  Repeated failures to meet those service level obligations can result in Key Failures.  In its February 27, 2009 notice, UIM alleged that EDC has incurred two Key Failures.  EDC believes neither of the Key Failures are valid.  Even if a Key Failure had been validly established by UIM, EDC is provided with a contractual opportunity to cure such.  However, as EDC believes that no Key Failure has occurred, it has provided notice to UIM that, despite its willingness to work with UIM to cure any valid Key Failure, it is unable to do so with regard to an invalid Key Failure.

There are various penalties for both cured and uncured Key Failures.  Depending on whether one or two Key Failures were found valid by an arbitrator, and whether EDC was able to cure any such valid Key Failures, EDC could face the following penalties:  Upon each of the first two uncured Key Failures occurring within a five-year period, UIM has the right to source 30% of its distribution requirements under the International Distribution Agreement and / or 30% of its manufacturing requirements under the International Manufacturing Agreement between UIM and EDC dated May 31, 2005 (together with the International Distribution Agreement, the "Supply Agreements") from a third party for a period of 12 months or receive liquidated damages in the amount of  $0.6 million as a credit against its payments under such contract.  In addition, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are held to be valid – even if both Key Failures were cured.  The penalty in such an event, for both Key Failures combined, would be the right by UIM to source 30% of its  requirements under the Supply Agreements from a third party for a period of 12 months or receive liquidated damages in the amount of approximately $0.6 million as a credit against its payments under such contract.

Upon the occurrence of additional Key Failures (which UIM has not asserted), additional penalties apply as follows.  Upon the occurrence of three Key Failures within a five year period of the same category, whether cured or uncured, UIM has the right to either source 100% of its distribution requirements under the International Distribution Agreement from a third party for the remaining term of the contract, terminate such contract outright or receive liquidated damages in the amount of $1.7 million as a credit against its payments under such contract.  Upon the occurrence of four Key Failures within a five year period in any category, whether cured or uncured, UIM has the right to either source 30% of its distribution requirements under the Internation Distribution Agreement from a third party for a period of twelve months, terminate such contract outright, or receive liquidated damages in the amount of $0.6 million as a credit against payments under this contract. The occurrence of five Key Failures within a five year period of any category, whether cured or uncured, would provide UIM with the same damages three Key Failures within a five year period of the same category.

As described above, EDC believes that no Key Failures have occurred and intends to vigorously defend its position in arbitration but at this early stage in these matters, the EDC is not able to assess the likelihood of a favorable outcome.  If EDC is unsuccessful in arbitration,

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on its profitability.  In addition, as described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

Shareholder Derivative Actions: On September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against EDCI (as nominal defendant) and against certain of EDCI’s current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of EDCI, contained a variety of allegations relating to the backdating of certain stock option grants. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions were identical to each other, and asserted the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws.

A Special Litigation Committee of the Board of Directors of EDCI, following an internal investigation, concluded that there was no conclusive or compelling evidence that any of the named defendants in the lawsuits breached the fiduciary duties of care or loyalty, or acted in bad faith with respect to their obligations to EDCI or its shareholders, and further concluded that it would not be in EDCI’s best interest to pursue any claims with respect to these grants. EDCI also restated certain financial statements as a result of this internal investigation.

On January 30, 2008, all parties to the Gusinsky Action and the Subsequent Actions entered into an agreement to settle both actions.  The agreement was subject to the approval of the Court.  Pursuant to the settlement agreement, EDCI’s insurer agreed to pay plaintiffs’ counsel in the Gusinsky Action and the Subsequent Actions for their fees and expenses, and to pay for the costs of notifying the Company’s shareholders of the settlement.  EDCI also implemented certain changes to its Equity Compensation Policy and adopted related reform policies.  In exchange, the plaintiffs in both the Gusinsky Action and the Subsequent Actions agreed to dismiss their claims with prejudice, forego any appeals and release all the defendants from all claims that were or could have been asserted in either action and arise out of or are based upon or relate in any way to any of the allegations set forth in the complaints.  The papers in support of preliminary approval of the settlement were filed in the Gusinsky Action on January 31, 2008 and on April 30, 2008 the Court granted preliminary approval of the settlement and scheduled a settlement hearing.  On September 17, 2008, the Court issued a final order approving the settlement, but denying plaintiffs’ counsels’ application for fees and expenses.  A judgment to that effect was then entered by the Court on September 25, 2008.

On October 23, 2008, plaintiffs in the Subsequent Actions moved for leave to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement.  On January 12, 2009, the federal court denied that motion.  The plaintiffs in the state court action have until July, 2009 to perfect their appeal under state law from that aspect of the state court decision which denied their application for attorney's fees.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, have

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  EDC does not believe the complaint has merit, intends to vigorously defend  this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome.  The case is still pending and discovery and motion practice are continuing.  The most recent event is the Court's denial of plantiff's motion for a summary judgement that EDC breached the contract. Pending before the Court is a motion for a summary judgement by EDC that there is no patent infringement. On February 19, 2009, oral arguments were held with regard to a motion by the plaintiffs for summary judgment; no decision has been rendered to date.    In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.    EDC has filed a defense and has received a court summons for May 28, 2009 to appear before the Regional Court of Hannover.  EDC does not believe the case has merit, intends to vigorously defend this action, and and believes it has indemnification rights covering a substantial portion of the claim, but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome.

Operating Lease Commitments

The Company leases manufacturing, warehouse, and office facilities and equipment under operating leases. Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) related to its continuing operations for calendar years subsequent to December 31, 2008 are as follows:

2009	$ 6,433
2010	5,571
2011	5,234
2012	5,131
2013	5,007
Thereafter	6,674
Total	$ 34,050

The lease for the facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater and is non-cancelable. The principal lease for our UK manufacturing facility includes a clause for rent escalation of 11% and an option to break the lease without penalty in June 2010. The Company plans to exercise the option to break the lease in 2010 and has excluded future payments beyond June 2010 in the above table. Contingent rentals are estimated based on provisions in the lease and historical trends. Rent expense included in continuing operations was approximately $7.1 million, $5.9 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Employee Contracts

Certain executives have contracts that generally provide benefits in the event of termination or involuntary termination for “good reason” accompanied by a change in control of EDCI or certain subsidiaries.

23.	Segment Reporting

The Company currently has one reportable segment: EDC. On December 31, 2008, the Company's EDC subsidiary sold its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, all of the equipment located in our Fishers, Indiana distribution facility and certain manufacturing equipment located in our Kings Mountain, North Carolina facility, as well as transferred its U.S. customer relationships to Sony DADC. All information related to the EDC U.S. operations, including prior period information, is reflected as discontinued operations.

The remaining EDC operations consist of  central European and UK CD and DVD manufacturing operations and  central European distribution operation. The Company has two product categories: product representing the manufacturing of CDs and DVDs and services representing our distribution of CDs and DVDs.

Universal accounted for revenues of $174.3 million, $186.7 million and $171.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, which are included in EDC revenues above and was the only customer to exceed 10% of total revenues.

Geographic Area

			Year Ended December 31,
		Revenues		Long-lived	Assets
	2008	2007	2006	2008	2007
United States	$ -	$ -	$ -	$ 217	$ 560
United Kingdom	65,866	67,957	39,585	996	1,456
Germany	164,810	176,102	161,230	19,973	61,236
Other	7,752	9,384	7,396	-	-
Consolidated	$ 238,428	$ 253,443	$ 208,211	$ 21,186	$ 63,252

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

24.	Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign Currency Translation	Unrealized Losses on Investments	Post Retirement and Pension Benefit Obligations	Accumulated Other Comprehensive Income

Beginning balance at January 1, 2008	$ 6,683	$ (110)	$ 1,928	$ 8,501
Other comprehensive income (loss)	(3,866)	(274)	222	(3,918)
Balance at December 31, 2008	$ 2,817	$ (384)	$ 2,150	$ 4,583

The amounts above are net of income taxes.  Income taxes are not provided for foreign currency translation.

25.	Interim Financial Data – Unaudited

	Quarters Ended
	March 31	June 30	September 30	December 31(2)
2008 (1)
Total revenues	$ 58,667	$ 55,724	$ 58,217	$ 65,820
Gross profit	11,103	9,463	10,771	16,612
Income (loss) from continuing operations	(3,065)	(1,112)	2,470	(11,158)
Income (loss) from continuing operations per
weighted average common share	(0.44)	(0.16)	0.39	(1.67)
Income (loss) from continuing operations per common share–assuming dilution	(0.44)	(0.16)	0.39	(1.67)
Net income (loss)	(6,220)	(5,484)	1,012	(10,963)
2007
Total revenues	$ 53,876	$ 50,903	$ 62,078	$ 86,586
Gross profit	8,471	8,073	12,345	20,822
Income (loss) from continuing operations	(3,703)	(1,463)	1,775	5,558
Income (loss) from continuing operations per weighted average common share	(0.53)	(0.21)	0.26	0.79
Income (loss) from continuing operations per common share–assuming dilution	(0.53)	(0.21)	0.26	0.79
Net income (loss)	(5,931)	(4,082)	254	(5,375)

Income (loss) per weighted average common share amounts is rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

(1)  Due to the sale of substantially all of the assets of the EDC U.S. operations on December 31, 2008, the results of the EDC U.S. operations have been reclassified from continuing operations to discontinued operations for all periods presented.
(2)  Net loss for the quarter ended December 31, 2008, includes an impairment of long-lived assets of $26.4 million associated with the write down of the carrying value of certain intangible and fixed assets related to the Company's central European operations.

26.	Subsequent Event

Blackburn – Hannover Consolidation

On March 20, 2009, the Board of Directors of the Company approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May, 2015.

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of severance costs for approximately 300 employees, costs associated with exiting Blackburn’s existing leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the German.  EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

 Consummation of the consolidation transaction will require the consent of the lenders pursuant to EDC’s Senior Secured Credit Facility.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                    PART III

This information is omitted from this report pursuant to General Instruction G. (3) of Form 10-K as the Company intends to file with the Commission its definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after December 31, 2008.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information relating to the Company’s directors required by this Item is found in the Proxy Statement under “Proposal One — Election of Directors” and is incorporated into this Item by reference.

The information relating to the Audit Committee of the Board of Directors required by this Item is found in the Proxy Statement under “Committees of the Board of Directors —Audit Committee” and is incorporated into this Item by reference.

The information relating to the Company’s executive officers required by this Item is found in the Proxy Statement under “Executive Officers of the Registrant” and is incorporated into this Item by reference.

The information relating to certain filing obligations of directors and executive officers required by this Item is found in the Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated into this Item by reference.

The Company has a code of ethics that applies to its directors and executive officers. The code is available on the Company’s website at http://www.edcllc.com.

ITEM 11. EXECUTIVE COMPENSATION

The information on executive and director compensation and compensation committee matters required by this Item is found in the Proxy Statement under “Committees of the Board of Directors – Compensation and Plan Administration Committee” and “-Compensation Committee Interlocks and Insider Participation,” “Executive Compensation” and “Director Compensation” and is incorporated into this Item by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT~~," "~~

The information regarding grants under all equity compensation plans required by this Item is found in Part II, Item 5, of this Form 10-K and is incorporated in this Item by reference.

The information regarding security ownership of beneficial owners and management of the Company required by this Item is found in the Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated by reference into this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

The information required by this Item is found in the Proxy Statement under “Committees of the Board of Directors” and “Certain Relationships and Related Transactions” and is incorporated by reference into this Item.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is found in the Proxy Statement under “Proposal Two: Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” and is incorporated into this Item by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed As Part of This Annual Report on Form 10-K:

1.	Financial Statements: See the Financial Statements included in Item 8.

2.	Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are identified in the Exhibit Index, which Exhibit Index specifically identifies those exhibits that describe or evidence all management contracts and compensation plans or arrangements required to be filed as exhibits to this Report. Such Exhibit Index is incorporated herein by reference.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

                                                        EDCI HOLDINGS, INC.

                                                        By /s/ Robert L. Chapman, Jr.
Robert L. Chapman, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009:

/s/ Robert L. Chapman, Jr. Robert L. Chapman, Jr. Chief Executive Officer /s/ Michael W. Klinger Michael W. Klinger Executive Vice President And Chief Financial Officer
/s/ Clarke H. Bailey
Clarke H. Bailey
Director and Chairman

/s/ Ramon D. Ardizzone
Ramon D. Ardizzone
Director

/s/ Donald S. Bates
Donald S. Bates
Director

/s/ Cliff O. Bickell
Cliff O. Bickell
Director

/s/ Peter W. Gilson
Peter W. Gilson
Director

/s/ Horace H. Sibley
Horace H. Sibley
Director

/s/ Howard W.  Speaks, Jr.
Howard W. Speaks, Jr.
Director

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

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

10.11
Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and James Caparro was filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.12
Employment Agreement dated May 9, 2005 between Glenayre Electronics, Inc. and Thomas Costabile was filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.13
Letter agreement among Glenayre Electronics, Inc., James Caparro and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. *

10.14
U.S. CD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.15
U.S. HDFD Manufacturing and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.16
Manufacturing and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.17
U.S. Distribution and Related Services Agreement dated as of May 31, 2005 between Entertainment Distribution Company (USA), LLC and UMG Recordings, Inc. was filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.18
Distribution and Related Services Agreement dated as of May 31, 2005 between Universal Manufacturing & Logistics GmbH and Universal International Music, B.V. was filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed June 3, 2005 and is incorporated herein by reference. **

10.19
Service Contract among Glenayre Electronics, Inc., Glenayre Electronics (UK) Ltd. And Roger Morgan was filed as Exhibit 10.2 to the Registant's Current Report on Form 8-K filed July 22, 2005 and is incorporated herein by reference.  * Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.20	Summary of Non-officer Director Compensation Program was filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference.

10.21
Letter Agreement between Entertainment Distribution Company, LLC and John V. Madison dated December 15, 2005 was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 16, 2005 and is incorporated herein by reference. *

10.22
The second Amendment to the Credit Agreement dated May 20, 2006 by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated June 21, 2006 and is incorporated herein by reference.

10.23
Glenayre 1996 Incentive Stock Plan, as amended effective May 23, 2006 was filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

10.24
Share Purchase Agreement dated July 21, 2006, by and among DGMS Blackburn Holdings Limited, EDC UK Holdings Limited, Entertainment Distribution Company, LLC, Glenayre Electronics, Inc. and Rank Leisure Holdings Limited was filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

10.25
Amendment dated November 6, 2006 among James Caparro, Glenayre Technologies, Inc. and Glenayre Electronics, Inc. to that certain letter agreement dated May 9, 2005 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated November 3, 2006 and is incorporated herein by reference. *

10.26
Asset Purchase Agreement dated December 14, 2006 by and among Glenayre Technologies, Inc., Glenayre Electronics, Inc., IP Unity Peach, Inc. and IP Unity was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 31, 2006 and is incorporated herein by reference.

10.27
The third amendment to the Credit Agreement dated May 31, 2007  by and among Entertainment Distribution Company, LLC and Wachovia Bank, National Association was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated May 31, 2007 and is incorporated herein by reference.

10.28
Mutual Separation Agreement dated November 5, 2007 by and among James Caparro, Entertainment   Distribution Company, Inc., Glenayre Electronics, Inc. and Entertainment Distribution Company LLC. was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated November 5, 2007 and is incorporated herein by reference. *

10.29
Stockholders Agreement dated November 5, 2007 among Entertainment Distribution Company Inc., Robert L. Chapman, Jr., Chap-Cap Activist Partners Master Fund, Ltd., Chap-Cap Partners II Master Fund, Ltd. and Chapman Capital LLC was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated November 5, 2007 and is incorporated herein by reference.

10.30
Fourth Amendment to Credit Agreement dated as of December 20, 2007, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.31
Letter Agreement between Matthew K. Behrent and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference.

10.32
Amended and Restated Letter Agreement between Jordan M. Copland and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference. *

10.33
Letter Agreement among Thomas Costabile, Entertainment Distribution Company, LLC and Entertainment Distribution Company, Inc. dated December 27, 2007 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated December 20, 2007 and is incorporated herein by reference. *

10.34
Fifth Amendment to Credit Agreement dated March 4, 2008, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrants' current report on Form 8-K dated March 5, 2008 and is incorporated by reference.

10.35
Sixth Amendment to Credit Agreement dated May 30, 2008, by and among Entertainment Distribution Company, LLC, as borrower, the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.1 to the Registrants' current report on Form 8-K dated May 21, 2008 and is incorporated herein by reference.

10.36
Amended and Restated Letter Agreement between Matthew K. Behrent and Entertainment Distribution Company, Inc. dated August 25, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated August 26, 2008 and is incorporated herein by reference. *

10.37
Amended and Restated Letter Agreement between Jordan M. Copland and Entertainment Distribution Company, Inc. dated August 25, 2008 was filed as Exhibit 10.2 to the Registrant's current report on Form 8-K dated August 26, 2008 and is incorporated herein by reference. *

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular Amounts in Thousands Except per Share Amounts)

10.38
Letter Agreement among Michael W. Klinger and EDCI Holdings, Inc. dated October 3, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated October 3, 2008 and is incorporated herein by reference. *

10.39
Letter Agreement between Clarke H. Bailey and EDCI Holdings, Inc. dated October 27, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated October 27, 2008 and is incorporated herein by reference. *

10.40
Asset Purchase Agreement by and among Sony DADC US Inc., Entertainment Distribution Company (USA), LLC and Entertainment Distribution Company, LLC dated October 31, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated November 3, 2008 and is incorporated herein by reference.

10.41
Seventh Amendment to Credit Agreement dated as of October 31, 2008, by and among Entertainment Distribution Company, LLC, as borrower, Glenayre Electronics, Inc., the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.2 to the Registrant's current report on Form 8-K dated November 3, 2008 and is incorporated herein by reference.

10.42
Letter Agreement between Robert L. Chapman, Jr. and EDCI Holdings, Inc. dated January 2, 2009 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated January 6, 2009 and is incorporated herein by reference. *

10.43
Eighth Amendment to Credit Agreement dated as of December 30, 2008 by and among Entertainment Distribution Company, LLC as borrower, Glenayre Electronics, Inc., the guarantors party thereto, the lenders party thereto and Wachovia Bank, National Association, as administrative agent was filed as Exhibit 10.2 to the Registrant's current report on Form 8-K dated January 6, 2009 and is incorporated herein by reference.

10.44
Mutual Separation Agreement dated February 9, 2009 made and entered into by and between Entertainment Distribution Company, LLC, Glenayre Electronics, Inc. ("Company"), and Thomas Costabile ("Employee") was filed as Exhibit 99.1 to the Registrant's current report on Form 8-K dated February 10, 2009 and is incorporated herein by reference. *

21.1	Subsidiaries of the Company is filed herewith.

23.1	Consent of Ernst & Young LLP is filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Mutual Separation Agreement between John V. Madison and Entertainment Distribution Company, LLC effective December 1, 2007.

*          Management Contract

**
Portions of this document are confidential and have been omitted and filed separately with the Securities and Exchange Commission in connection with a request for confidential treatment of such omitted material in accordance with Rule 24b-2 under the Securities and Exchange Act of 1934.