Form 10-Q
period 2009-05-08
EDCI HOLDINGS, INC.
filed 2009-05-08
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number  001-34015

EDCI HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2694280
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1755 Broadway, 4th Floor, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

(212) 333-8400
(Registrant’s Telephone Number, Including Area Code)

NOT APPLICABLE

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):

                             Large Accelerated Filer  ☐                                       Accelerated Filer ☐
                             Non-Accelerated Filer  ☒ (Do not check if a smaller reporting company)               Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 4, 2009 was 6,708,890 shares.

EDCI Holdings, Inc. and Subsidiaries

INDEX

Part I – Financial Information:
Page
Item 1. Financial Statements Report of Independent Registered Public Accounting Firm	3

Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and December 31, 2008	4

Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the three months ended March 31, 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

Part II – Other Information:

Item 1. Legal Proceedings	27

Item 6. Exhibits EX-15.1 LETTER REGARDING UNAUDITED FINANCIAL INFORMATION EX-31.1 SECTION 302, CERTIFICATION OF THE CEO EX-31.2 SECTION 302, CERTIFICATION OF THE CAO EX-32.1 SECTION 906, CERTIFICATION OF THE CEO	27
       EX-32.2 SECTION 906, CERTIFICATION OF THE CAO

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EDCI Holdings, Inc.

We have reviewed the condensed consolidated balance sheet of EDCI Holdings, Inc. and subsidiaries as of March 31, 2009, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2009 and 2008, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the three month period ended March 31, 2009, and the condensed consolidated statements of cash flows for the three month periods ending March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of EDCI Holdings, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended not presented herein and in our report dated March 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Indianapolis, Indiana
May 6, 2009

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2009	2008
	(unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$ 75,721	$ 75,112
Restricted cash	3,830	7,258
Accounts receivable, net of allowances for doubtful accounts of
$2,698 and $3,008 for 2009 and 2008, respectively	14,760	19,129
Current portion of long-term receivable	754	599
Inventories, net	3,903	4,845
Prepaid expenses and other current assets	10,708	12,513
Deferred income taxes	98	105
Assets held for sale	7,107	7,154
Current assets, discontinued operations	2,427	8,691
Total Current Assets	119,308	135,406
Restricted cash	23,404	25,439
Property, plant and equipment, net	18,701	21,186
Long-term receivable	2,628	3,066
Long-term investments	1,020	1,020
Deferred income taxes	1,616	1,694
Other assets	3,850	4,739
TOTAL ASSETS	$ 170,527	$ 192,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,984	$ 15,930
Accrued expenses and other liabilities	22,176	24,435
Loans from employees	925	1,142
Current portion of long-term debt	2,020	2,281
Current liabilities, discontinued operations	3,958	10,226
Total Current Liabilities	43,063	54,014
Other non-current liabilities	3,711	8,353
Loans from employees	1,409	2,490
Long-term debt	7,328	7,996
Pension and other defined benefit obligations	32,326	35,052
Non-current liabilities, discontinued operations	-	41
Total Liabilities	87,837	107,946
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-	-
Common stock, $.02 par value; authorized: 15,000,000 shares, issued and
outstanding: 2009 -- 7,019,652 shares; 2008 -- 7,019,436 shares	140	140
Additional paid in capital	371,130	371,091
Accumulated deficit	(295,543)	(294,988)
Accumulated other comprehensive income	3,130	4,583
Treasury stock at cost:
2009 -- 310,762 shares; 2008 -- 324,794 shares	(1,371)	(1,427)
Total EDCI Holdings, Inc. Stockholders' Equity	77,486	79,399
Minority interest in subsidiary company	5,204	5,205
Total Stockholders' Equity	82,690	84,604
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 170,527	$ 192,550

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 31,081	$ 43,142
Service revenues	10,170	15,525
Total Revenues	41,251	58,667
COST OF REVENUES:
Cost of product revenues	27,973	37,015
Cost of service revenues	7,708	10,549
Total Cost of Revenues	35,681	47,564
GROSS PROFIT	5,570	11,103
OPERATING EXPENSES:
Selling, general and administrative expense	7,123	9,460
Amortization of intangible assets	-	1,587
Total Operating Expenses	7,123	11,047
OPERATING INCOME (LOSS)	(1,553)	56
OTHER INCOME (EXPENSE):
Interest income	217	1,112
Interest expense	(231)	(637)
Gain (loss) on currency swap, net	2,111	(2,625)
Loss on currency transaction, net	(31)	(561)
Other income (expense), net	11	12
Total Other Income (Expense)	2,077	(2,699)
INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	524	(2,643)
Income tax provision (benefit)	(154)	483
INCOME (LOSS) FROM CONTINUING OPERATIONS	678	(3,126)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(1,362)	(3,243)
GAIN ON SALE OF EDC U.S. OPERATIONS	128	-
NET LOSS	$ (556)	(6,369)
Minority interest income	(1)	(149)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (555)	$ (6,220)
INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations attributable to common shareholders	$ 0.10	$ (0.44)
Discontinued Operations Attributable to Common Shareholders:
Loss from discontinued operations attributable to common shareholders	(0.20)	(0.45)
Gain on sale of EDC U.S. Operations	0.02	-
Net loss per weighted average common share	$ (0.08)	$ (0.89)
INCOME (LOSS) PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Income (loss) from continuing operations attributable to common shareholders	$ 0.10	$ (0.44)
Discontinued Operations Attributable to Common Shareholders:
Loss from discontinued operations attributable to common shareholders	(0.20)	(0.45)
Gain on sale of EDC U.S. Operations	0.02	-
Net loss per weighted average common share	$ (0.08)	$ (0.89)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON SHAREHOLDERS
Income (loss) from continuing operations	$ 644	$ (3,066)
Loss from discontinued operations	(1,327)	(3,154)
Gain on sale of EDC U.S. Operations	128	-
Net Loss	$ (555)	$ (6,220)

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Comprehensive	Minority
	Shares	$	Paid-in Capital	Deficit	Income	Shares	$	Loss	Interest

Balances, January 1, 2009	7,019	$ 140	$ 371,091	$ (294,988)	$ 4,583	325	$(1,427)		$ 5,205
Net loss	-	-	-	(555)	-	-	-	$ (555)
Foreign currency translation	-	-	-	-	(1,381)	-	-	(1,381)
Net unrealized investment losses	-	-	-	-	(72)	-	-	(72)
Comprehensive loss	-	-	-	-	-	-	-	$ (2,008)
Shares issued for restricted stock awards	-	-	-	-	-	(14)	56
Stock based compensation	-	-	39	-	-	-	-
Minority interest in subsidiary company	-	-	-	-	-	-	-		(1)
Balances, March 31, 2009	7,019	$ 140	$ 371,130	$ (295,543)	$ 3,130	311	$(1,371)		$ 5,204

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (555)	$ (6,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of EDC U.S. Operations	(128)	-
Depreciation and amortization	1,626	5,882
Stock compensation expense	96	42
Unrealized (gain) loss on currency swap	(2,111)	2,625
Foreign currency transaction loss	31	561
Gain on adjustment to discontinued operations tax payable	(362)	(1,212)
Deferred income tax (benefit) provision	17	(52)
Non-cash interest expense	121	370
Minority interest income	(1)	(149)
Other	7	8
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	557	431
Accounts receivable	8,656	6,492
Inventories	1,200	1,420
Prepaid and other current assets	520	(2,311)
Long-term receivables	52	152
Other assets	897	(107)
Accounts payable	(4,315)	(8,289)
Accrued liabilities and income taxes payable	(4,634)	(7,426)
Other liabilities	(352)	599
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,322	(7,184)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(438)	(822)
Cash restricted under long-term borrowing agreement	3,183	-
Proceeds from sale of U.S. operations	1,384	-
Purchase of available-for-sale securities	-	(8,930)
Proceeds from the sale of short-term securities	-	17,179
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,129	7,427
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,041)	(1,273)
Repayment of capital lease obligations	(68)	(104)
Repayment of long-term borrowing	(773)	-
Acquisitions of treasury stock	-	(675)
Settlement of cross-currency swap	(2,093)	-
NET CASH USED IN FINANCING ACTIVITIES	(3,975)	(2,052)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(867)	1,159
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	609	(650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,112	63,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 75,721	$ 63,200

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

1.	Business Liquidity and Continuing Operations

a. Business

EDCI Holdings, Inc. (“EDCIH” or the “Company”), is a holding company and parent of  Entertainment Distribution Company, Inc. (“EDCI”), which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company in the manufacturing and distribution segment of the optical disc industry. The Company has one reportable business segment operated by its subsidiary, Entertainment Distribution Company, LLC (“EDC”). EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group (“Universal”).

The Company’s operations formerly included its Wireless Messaging (“Paging”) business, which the Company began exiting in May 2001, and its Glenayre Messaging (“Messaging”) business, substantially all of the assets of which were sold in December 2006.  Consequently, the operating results of the Paging and Messaging segments are reported as discontinued operations in the accompanying financial statements.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results for the interim periods are not necessarily indicative of results for the full year. These interim financial statements should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the year ended December 31, 2008. The financial statements include the accounts of EDCIH and its wholly-owned as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCIH and its subsidiaries in their respective countries of operation.  The condensed consolidated accounts include 100% of the assets and liabilities of the Company’s majority owned subsidiaries, and the ownership interests of minority investors are recorded as minority interest. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Following the transaction, the Company continues to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  The Company’s business continues to be impacted by trends that have negatively impacted the manufacturing and distribution segment of the entertainment industry in general, including industry overcapacity, recessionary economic conditions in many parts of the world and weakness in demand for its core products.  Several of the Company’s international customers have been impacted by the threat of credit insurers dropping coverage and thus increasing the risk of its continued business with these parties.  In addition, the Company also faces the continuing burden of legacy pension and other post-retirement benefit plans related to its EDC subsidiaries.

On March 20, 2009, the Board of Directors of the Company approved a plan to consolidate the European operations. As a result of this plan, the Company would cease all operations presently conducted at its Blackburn facility in the United Kingdom and relocate the production of units required by Universal, its largest customer, that were previously manufactured in the Blackburn facility, to EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May, 2015.   EDC would also relocate certain equipment and related assets from Blackburn to Hannover, and any remaining equipment or assets would be sold or disposed of. The plan is subject to lender consent.  See Note 11.

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

Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.  Such reclassifications have had no effect on net loss previously reported.

4.	Inventories

Inventories, net at March 31, 2009 and December 31, 2008 consisted of:

	March 31,	December 31,
	2009	2008
Raw materials	$ 2,965	$ 3,859
Finished goods	212	426
Work in process	726	560
Total	$ 3,903	$ 4,845

At March 31, 2009 and December 31, 2008, reserves were approximately $1.1 million and $1.0 million, respectively.

5.	Restricted Cash

EDC Central European Operation

Restricted cash of EDC’s central European operation at March 31, 2009 was $25.0 million, including $1.6 million classified as current. The restricted cash is being held in escrow to fund various pension and other employee related obligations. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC and the Company intends to fund the EDC pension benefits using funds held in escrow and included in restricted cash in the consolidated balance sheets.

EDC U.S. Operation

Restricted cash relating to EDC’s U.S. operation at March 31, 2009 was $2.2 million. As part of the Sony Sale, EDC’s Senior Secured Credit Facility was amended to include provisions which required a portion of the proceeds from the Sony Sale to be held in escrow in the name of the administrative agent for use in the wind-down of certain U.S. operations or prepayment of loans under the terms of the Seventh Amendment to the credit agreement.

6.	Currency Rate Swap

EDC entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. EDC’s objective is to manage foreign currency exposure arising from its intercompany loan to its German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010.  In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, EDC reports the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.  In the first quarter of 2009, EDC recorded a gain on of $2.1 million in the accompanying condensed consolidated statements of operations related to the settlement of the swap.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability.

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2009, according to the valuation techniques it used to determine their fair values

		Fair Value Measurements at Reporting Date Using
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$ 1,020	$ -	$ -	$ 1,020
Deferred Comp Trust Plan	432	432	-	-
Total	$ 1,452	$ 432	$ -	$ 1,020

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

The following tables provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction-Rate Securities
Beginning balance	$ 1,020
Purchases, sales and settlements, net	-
Total gains or losses (realized/unrealized)
included in earnings	-
Ending Balance	$ 1,020

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Auction-Rate Securities. The Company classifies its investments in debt securities as available-for-sale and generally classifies them as Level 1, except as otherwise noted.  At March 31, 2009, the Company’s investments consisted of auction-rate securities. Its investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable.  Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at March 31, 2009.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Deferred Compensation. The Company’s deferred compensation assets consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The effective date of SFAS No. 157 related to disclosure of fair value of nonfinancial assets was deferred under FSP No. 157-2 until January 1, 2009.  This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value.  The Company had no significant measurements of non-financial assets or liabilities at fair value during the first quarter of 2009 that were affected by the deferral.

8.	Long-Term Debt

	March 31,	December 31,
	2009	2008
Senior Secured Credit Facility	$ 7,250	$ 8,000
Payable to Universal - undiscounted	2,576	2,749
Capital Lease	-	74
Employee Loans	2,334	3,632
Subtotal	12,160	14,455
Less: Unamortized Discount	(478)	(546)
Total Debt	$ 11,682	$ 13,909
Less: Current Portion	(2,945)	(3,423)
Total Long Term Debt	$ 8,737	$ 10,486

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $9.8 million, consisting of a term facility of $7.3 million, and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). There were no outstanding borrowings under the revolving credit facility at March 31, 2009.  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

During the first quarter of 2009, the Senior Secured Credit Facility was amended as noted below:

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

The term loan expires on December 31, 2010.  The Senior Secured Credit Facility bears interest, at the Company’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us.  The weighted average interest rate on the term loan was 3.46% at March 31, 2009.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  Scheduled payments under the term loan are due as follows: $1.6 million due on December 31 2009, $2.1 million due on June 30, 2010, and $3.6 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein.  As of March 31, 2009, we were in compliance with all such covenants, as amended, under the facility.

9.	Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).  Pursuant to FIN 48, we identified, evaluated, and measured the amount of income tax benefits to be recognized for all income tax positions. The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption, and, therefore, we did not record an adjustment related to the adoption of FIN 48.

During the first three months of 2009, the amount of gross unrecognized tax benefits was reduced by $0.4 million due to the expiration of certain statutes of limitation.  Of the unrecognized tax benefits recorded as of March 31, 2009, it is anticipated that over the next 12 months, various tax-related statutes of limitation will expire which will cause a $0.6 million reduction in the unrecognized tax benefits, consisting of $0.4 million in taxes and $0.2 million in accrued interest and penalties.  These unrecognized tax benefits relate primarily to transfer pricing. All of these uncertainties relate to discontinued operations.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state and foreign jurisdictions. On February 6, 2008, the Company was notified by the Internal Revenue Service of the intent to audit the Company’s 2005 federal tax return.  On January 20, 2009, the Company received notification from the IRS that there were no changes as a result of their audit. Statutes of limitations remain open for all years beginning in 1993 for U.S. federal and most state purposes due to unutilized NOLs; 2002 for Canada due to unutilized NOLs; all years beginning with 2005 for Germany; and all years beginning with 2007 for the UK.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

10.	Employee Benefit Plans

Net post-retirement benefit costs consisted of the following components:

	Three Months Ended March 31,
	2009	2008

Service cost	$ 136	$ 235
Interest cost on APBO	285	425
Amortization of prior service costs	(5)	(5)
Amortization of actuarial loss	1	2
	$ 417	$ 657

11.	Restructuring

On March 20, 2009, the Board of Directors of the Company approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May, 2015.  Consummation of the Consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement amicable to both parties.

Blackburn closure costs currently are forecast at approximately $8-9 million, comprised primarily of $6.2 million in severance costs for approximately 270 employees, costs associated with exiting Blackburn’s capital leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover of $2.5 million.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the German operations.  EDC Germany has entered into agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

Also during the first quarter of 2009, the Company implemented a plan to streamline its manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce its cost base accordingly.  As part of the plan, the Company offered a voluntary exit program to employees in selected areas.  As a result of these actions, the Company has recorded severance charges of approximately $0.7 million into cost of revenues in the period ended March 31, 2009, all of which remains accrued in the accompanying consolidated balance sheets.

During 2008, the Company implemented a plan to reduce staffing at its combined manufacturing and distribution operations in Hannover, Germany.  In total, the plan resulted in the reduction of the Company’s Germany employment by approximately 5%, predominately in its distribution operations.  As a result of these actions, the Company recorded severance charges of approximately $0.1 million into cost of revenues in the period ended March 31, 2009. The Company made payments of $0.6 million related to the plan and as of March 31, 2009, $0.7 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

12.	Noncontrolling Interests

On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  As required by SFAS No. 160, the Company reclassified $5.2 million of minority interest in subsidiary company to stockholders’ equity on the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008, respectively.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

13.	Discontinued Operations

(a) EDC U.S. Operations

On October 31, 2008,  the Company announced that its EDC subsidiary entered into an Asset Purchase Agreement (the “Agreement”) with Sony DADC for the sale of its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to the Sony DADC (collectively, the “Sony Sale”). On December 31, 2008, the Sony Sale closed. In accordance with the Agreement, the EDC received $26.0 million in cash at closing and will receive by the end of April 2009 an additional approximate $1.5 million for equipment sold to Sony DADC pursuant to the Agreement and $0.6 million for inventory acquired. The $26.0 million purchase price is subject to certain post-closing working capital adjustments, as provided in the Agreement. The Agreement also provides for up to $2.0 million as contingent consideration related to the transferred operations achieving target criteria during 2009. The Agreement includes customary representations and warranties accompanied by certain limited indemnification rights, secured by a second lien on EDC's U.S. assets in favor of Sony DADC.

The Company’s Kings Mountain, North Carolina facility, which was not disposed of in the Sony Sale, was written down to its fair market value of $7.0 million and reclassified as held for sale in the accompanying consolidated balance sheet.

At March 31, 2009 and December 31, 2008, the Company recorded a gain on the Sony sale as follows:

	December 31, 2008	Adjustments	March 31, 2009
Assets Sold and Liabilities Assumed
Accounts receivable	$ (381)	$ -	$ (381)
Inventory	(820)	-	(820)
Other current assets	(198)	-	(198)
Fixed assets	(7,532)	-	(7,532)
Intangible assets	(6,368)	-	(6,368)
Accounts payable	163	-	163
Accrued liabilities	878	-	878
	$ (14,258)	$ -	$ (14,258)
Other expenses	(10,488)	-	(10,488)
Transaction costs	(600)	-	(600)
	$ 25,346	$ -	$ 25,346
Proceeds	28,058	128	28,186
Gain on sale	$ 2,712	$ 128	$ 2,840

The operating results of the Company’s EDC U.S. operations are classified as discontinued operations for all periods presented in the consolidated statements of operations.  Additionally, the Company reported all the remaining EDC U.S. operations assets at their net realizable value in the consolidated balance sheet as of March 31, 2009 and December 31, 2008.

Severance charges are being recorded over the employees’ service period. The Company recorded severance charges amounting to $0.9 million for the year ended December 31, 2008.  During the first quarter of 2009, the Company recorded $0.7 million in severance related costs related to its exit plan.  The Company paid out approximately $0.8 million in severance in the first quarter of 2009 and as of March 31, 2009 $0.8 million is recorded in current liabilities, discontinued operations in the accompanying consolidated balance sheets.  All severance payments are expected to be paid by the end of the second quarter of 2009.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

Results for the EDC U.S. Operations consist of the following:

	Three Months Ended March 31,
	2009	2008
Net sales	$ -	$ 24,463
Loss from discontinued operations:
Loss from operations before income taxes	(1,727)	(4,410)
Provision for income taxes	-	-
Loss from operations	$ (1,727)	$ (4,410)
Loss on disposal before income taxes	128	-
Provision for income taxes	-	-
Loss on disposal of discontinued operations	128	-
Loss from discontinued operations	$ (1,599)	$ (4,410)

The loss from discontinued operations consists of operating losses for the Company’s EDC U.S. operations.  Certain estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above.  Interest expense was allocated to the discontinued EDC U.S. Operations based on debt incurred to finance its acquisition and its working capital needs, including the Universal loan. In total, the Company allocated $0.1 million and $0.5 million of interest expense from continuing operations to discontinued operations in the three months ended March 31, 2009 and 2008, respectively.   There is no provision or benefit for income taxes recorded due to the uncertainty about the Company’s ability to utilize NOLs.

The classes of assets and liabilities included as part of the sale of the Company’s EDC U.S. operations are reported as discontinued operations on the Company’s consolidated balance sheet as follows:

	March 31,	December 31,
	2009	2008
Current Assets
Accounts receivable	$ 72	$ 5,093
Inventory	-	515
Prepaid and other current assets	2,355	3,082
	$ 2,427	$ 8,690

Current Liabilities
Accounts payable	$ 163	$ 3,268
Accrued employee wages and benefits	1,119	1,651
Accrued income and other taxes	59	2
Accrued other	2,069	4,759
	$ 3,410	$ 9,680

Non-Current Liabilities
Other	-	41
	$ -	$ 41

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

(b) Messaging and Paging

The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations.  Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of March 31, 2009 and December 31, 2008.

Results for discontinued operations consist of the following:

	Three Months Ended March 31,
	2009	2008
Net sales	$ -	$ -

Income (loss) from discontinued operations:
Income (Loss) from operations before income taxes	3	(32)
Benefit for income taxes	(362)	(1,199)
Income from operations	$ 365	$ 1,167

Gain on disposal before income taxes	-	-
Provision for income taxes	-	-
Gain on disposal of discontinued operations	-	-
Income from discontinued operations	$ 365	$ 1,167

The income from discontinued operations consists of operating losses incurred in the Messaging and Paging segments. The three month periods ended March 31, 2009 and 2008 include credits of $0.4 million and $1.2 million, respectively, for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.

14.	Segment Reporting

The Company has only one reportable segment, EDC, which consists of its optical disc manufacturing and distribution operations.  EDC has two product categories: product representing the manufacturing of optical discs and services representing our distribution of optical discs.  The interim results are not necessarily indicative of estimated results for a full fiscal year.  The first half of each calendar year is typically the lowest point in the revenue cycle for our business.

Universal accounted for revenues of $33.0 million and $43.0 million, or 80.0% and 73.2% of total revenues for the three months ended March 31, 2009 and 2008, respectively, and was the only customer to exceed 10% of total revenues.

Geographic Area

	Three Months Ended March 31,
	Revenues
	2009	2008
United Kingdom	8,829	14,582
Germany	30,980	42,676
Other	1,442	1,409
Consolidated	$ 41,251	$ 58,667

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

15.	Loss per Common Share

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

The following table sets forth the computation of loss per share (1):

	Three Months Ended March 31,
	2009	2008
Numerator:
Income (loss) from continuing operations attributable to common shareholders	$ 644	$ (3,066)
Loss from discontinued operations, net of tax attributable to common shareholders	(1,327)	(3,154)
Gain on sale of EDC U.S. Operations	128	-
Net loss attributable to common shareholders	$ (555)	$ (6,220)

Denominator:
Denominator for basic loss per share - weighted average shares	6,707	7,007
Effect of dilutive securities: restricted stock awards	-	-
Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	6,707	7,007

Income (loss) per weighted average common share (2):
Income (loss) from continuing operations attributable to common shareholders	$ 0.10	$ (0.44)
Loss from discontinued operations, net of tax attributable to common shareholders	(0.20)	(0.45)
Gain on sale of EDC U.S. Operations	0.02	-
Loss attributable to common shareholders	$ (0.08)	$ (0.89)

Income (loss) per weighted average common share (2):
Income (loss) from continuing operations attributable to common shareholders	$ 0.10	$ (0.44)
Loss from discontinued operations, net of tax attributable to common shareholders	(0.20)	(0.45)
Gain on sale of EDC U.S. Operations	0.02	-
Loss attributable to common shareholders	$ (0.08)	$ (0.89)

Dilutive securities not included above due to anti-dilutive effect	4	1
Anti-dilutive securities not included above: stock options	142	141

(1) All shares and per share amounts displayed in the above table reflect the effect of the reorganization as disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2008

(2) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

There were no shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the three months ended March 31, 2009 and March 31, 2008, as their effect would be anti-dilutive.

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

There are various penalties for both cured and uncured Key Failures.  Depending on whether one or two Key Failures were found valid by an arbitrator, and whether EDC were able to cure any such valid Key Failures, EDC could face the following penalties:  Upon each of the first two uncured Key Failures occurring within a five-year period, UIM has the right to source 30% of its distribution requirements under the International Distribution Agreement and / or 30% of its manufacturing requirements under the International Manufacturing Agreement between UIM and EDC dated May 31, 2005 (together with the International Distribution Agreement, the “Supply Agreements”) from a third party for a period of 12 months or receive liquidated damages in the amount of  $0.6 million as a credit against its payments under such contract.  In addition, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are held to be valid – even if both Key Failures were cured.  The penalty in such an event, for both uncured Key Failures combined, would be the right by UIM to source 30% of its requirements under the Supply Agreements from a third party for a period of 12 months or receive liquidated damages in the amount of approximately $0.6 million as a credit against its payments under such contract.

Upon the occurrence of additional Key Failures (which UIM has not asserted), additional penalties apply as follows. Upon the occurrence of three Key Failures within a five year period of the same category, UIM has the right to either source 100% of its distribution requirements under the International Distribution Agreement from a third party for the remaining term of the contract, terminate such contract outright or receive liquidated damages in the amount of $1.7 million as a credit against its payments under such contract.  Upon the occurrence of four Key Failures within a five year period of any category, UIM has the right to either source 30% of its distribution requirements under the International Distribution Agreement from a third party for a period of 12 months, terminate such contract outright or receive liquidated damages in the amount of $0.6 million as a credit against its payments under such contract.  The occurrence of five Key Failures within a five year period of any category, whether cured or uncured, would provide UIM with the same damages as three Key Failures within a five year period of the same category.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

As described above, EDC believes that no Key Failures have occurred and intends to vigorously defend its position in arbitration but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome. If EDC is unsuccessful in arbitration, the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on its profitability.  In addition, as described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

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

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  EDC does not believe the complaint has merit, intends to vigorously defend this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but  at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The case is still pending and discovery and motion practice are continuing.  The most recent event is the Court’s denial of plaintiffs’ motion for a summary judgment that EDC breached the contract.  Pending before the Court is a motion for summary judgment by EDC that there is no patent infringement.  In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.  EDC has filed a defense and has received a court summons for May 28, 2009 to appear before the Regional Court of Hannover.  EDC does not believe the case has merit, intends to vigorously defend this actions and believes it has indemnification rights covering a substantial portion of the claim, but  at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth in Part I, Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.

Overview

EDCI Holdings, Inc. (“EDCIH”) is a holding company and parent of Entertainment Distribution Company, Inc. which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company that is seeking to enhance stockholder value by pursuing acquisition opportunities while continuing to oversee its majority investment in Entertainment Distribution Company, LLC (“EDC”), a business operating in the optical disc manufacturing and distribution segment of the entertainment industry. EDCIH’s principal executive offices are located in New York City at 1755 Broadway, 4th Floor, New York, New York, 10019. In this Form 10-Q, the terms “we,” “us,” “our” and “the Company” each refer to EDCI Holdings, Inc. and its wholly-owned and controlled majority owned subsidiaries on a consolidated basis unless the context requires otherwise.  The term “EDCI” refers only to EDCI Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, and the term “EDC” refers only to Entertainment Distribution Company, LLC (“EDC”), and its direct and indirect wholly-owned subsidiaries.

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

EDC’s core competencies are CD and DVD replication and logistic services, a market in a secular decline.  As an independent service provider, EDC is pursuing opportunities to increase revenue by providing a wide range of physical manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers. The rate of decline experienced in EDC’s international markets is, as yet, not nearly as severe as that experienced in the U.S. market.  On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility.  As a result, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  Consummation of the Consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement.

Results of Continuing Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues. Revenues for the first quarter of 2009 were $41.3 million compared to $58.6 million for the first quarter of 2008.  The following table illustrates the components of changes in our revenue when comparing the first quarter of 2008 to the first quarter of 2009 by revenue line.

(in millions)	March 31, 2008	Volume	Price/Mix	Exchange Rate	March 31, 2009

Product Revenues	$ 43.1	$ (4.1)	$ (1.1)	$ (6.8)	$ 31.1
Service Revenues	15.5	(3.4)	(0.3)	(1.6)	10.2
Total Revenue	$ 58.6	$ (7.5)	$ (1.4)	$ (8.4)	$ 41.3

Product Revenues. Product revenues were $31.1 million in the first quarter of 2009 compared to $43.1 million in the first quarter of 2008.  The decrease is primarily due to unfavorable exchange rate fluctuations from the devaluing of the Euro and Pound and volume declines. Our central European operations were negatively impacted by lower revenue from our primary customer and unfavorable exchange rate fluctuations.  Revenues of our UK operations in the first quarter of 2009 decreased compared to the first quarter of 2008 primarily due to unfavorable exchange rate fluctuations and lower volumes slightly offset by improved pricing.

Service Revenues. Service revenues were $10.2 million in the first quarter of 2009 compared to $15.5 million in the first quarter of 2008.  Our central European operations experienced a decrease in volumes in the first quarter of 2009 compared to the same period of 2008 primarily due to the loss of a significant customer, revenues for which were included in the first quarter 2008, and unfavorable exchange rate fluctuations.

Gross Profit on Product Revenues and Service Revenues. Gross profits were 13.5% of revenues during the first quarter of 2009 compared to 18.9% of revenues in the first quarter of 2008.  The following table shows the elements impacting our gross profit when comparing the first quarter of 2008 to the first quarter of 2009 by revenue line.

(in millions)	March 31, 2008		Volume		Cost/Mix		Exchange Rate		March 31, 2009
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$ 6.1	14.2%	$ (1.4)	-1.9%	$ (1.0)	-1.5%	$ (0.6)	-0.8%	$ 3.1	10.0%
Service Revenues	5.0	32.1%	(1.1)	-3.5%	(1.0)	-3.1%	(0.4)	-1.3%	2.5	24.2%
Total Gross Profit	$ 11.1	18.9%	$ (2.5)	-2.5%	$ (2.0)	-1.9%	$ (1.0)	-1.0%	$ 5.6	13.5%

Product Revenues. Gross profit on product revenues was $3.1 million, or 10.0% of product revenues, in the first quarter of 2009 compared to $6.1 million, or 14.2% of product revenues, in the first quarter of 2008.  Gross profit of our UK operations decreased as a result of volume declines, redundancy costs and unfavorable exchange rate fluctuations.  Gross profit in our central European operations decreased in the first quarter of 2009 compared to the first quarter of 2008 primarily due to deteriorating special projects pricing and lower volumes.

Service Revenues. Gross profit on service revenues was $2.5 million, or 24.2% of service revenues, in the first quarter of 2009 compared to $5.0 million, or 32.1% of service revenues, in the first quarter of 2008. Our central European operations gross profit on service revenues declined in the first quarter of 2009 compared to the first quarter of 2008 primarily due to volume declines, which included the loss of a significant customer for which high margins were received and unfavorable exchange rate impact.

Selling, General and Administrative Expense (SG&A). SG&A expense was $7.1 million in the first quarter of 2009 compared to $9.5 million in the first quarter of 2008.  The decrease is primarily due to exchange rate fluctuations, lower professional fees and a decrease in compensation.

Amortization of Intangible Assets. There was no amortization expense in the first quarter of 2009 compared to $1.6 million in the first quarter of 2008.  During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets, which resulted in a complete write-off of the Company’s central European intangible assets.

Other Income (Expenses)

Interest Income.  Interest income in the first quarter of 2009 was $0.2 million compared to $1.1 million in the first quarter of 2008.  Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and short-term investments.  The decrease reflects significantly lower interest rates based on our very conservative investment policy during the first quarter of 2009.

Interest Expense.  Interest expense in the first quarter of 2009 was $0.2 million compared to $0.6 million in the first quarter of 2008.  Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the first quarter of 2009.

Gain (Loss) on Currency Swap, net. We recorded a gain on our currency swap of $2.1 million in the first quarter of 2009 compared to a loss of $2.6 million in the first quarter of 2008.  In January 2009, the Euro weakened against the U.S. dollar and we were able to settle the cross currency swap for $2.1 million. The swap was recorded at its fair value of $4.2 million at the time of the settlement and thus a gain of $2.1 million was recognized on the transaction.

Gain (Loss) on Currency Transaction, net. We recorded a loss of less than $0.1 million in the first quarter of 2009 compared to a loss of $0.6 million in the first quarter of 2008 on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded an income tax benefit of $0.2 million in the first quarter of 2009 compared to expense of $0.5 million in the first quarter of 2008. Taxable income from our central European operations was lower in the first quarter of 2009 than in the first quarter of 2008.  No tax benefit has been provided for losses in the UK or U.S.  We currently maintain a partial valuation allowance against our UK deferred tax assets due to projected future pretax losses.  Additionally, we continue to maintain a full valuation allowance on our U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S.  In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Financial Condition and Liquidity

Overview

At March 31, 2009, we had cash and cash equivalents totaling $75.7 million of which $51.9 million was cash held by EDCI and $23.8 million was cash held at EDC.  At March 31, 2009, the principal sources of liquidity were our unrestricted cash and cash equivalents and the $2.5 million unused revolving line of credit under the EDC Senior Secured Credit Facility, which expires on June 30, 2010.

EDCI’s investment policy permits investment in other highly-rated instruments, including: obligations of the U.S. government or U.S. government sponsored enterprises; Bankers’ acceptances and certificates of deposits; money market funds; municipal securities; auction rate securities and other reset notes; corporate obligations and repurchase agreements backed by the U.S. government or U.S. government sponsored enterprises.  No more than 10% of the total portfolio may be invested in the securities of any one issuer (other than treasury and money market funds).  In addition, on March 10, 2009, the policy was amended to permit  the investment of up to $10 million in below-investment-grade funds that are traded on a recognized stock exchange, subject to authorization from both the CEO and Chairman of EDCI.

At March 31, 2009, EDCI had investments of $1.0 million in auction-rate securities. Due to the uncertainty surrounding the liquidation of the investments, these investments have been classified as long-term on our consolidated balance sheet at Mach 31, 2009.

EDC expects to use its cash and cash equivalents for working capital and other general corporate purposes.  EDC also expects to use its cash and cash equivalents for payments of debt obligations. EDCI plans to use its cash and cash equivalents in connection with its acquisition strategy.  We believe that the liquidity position of each of EDCI and EDC are adequate to fund their operating needs and, in the case of EDC, to fund its debt maturities in 2009 and to provide EDC with flexibility to respond to further changes in its business environment. The challenges of the present business environment as well as risks related to the planned Blackburn – Hannover Consolidation may cause a material reduction in EDC’s liquidity as a result of an adverse change in its cash flow from operations or its access to credit or other capital.  EDC’s ability to service its debt and operational requirements depends in part on the results of operations of its European subsidiaries and upon the ability of those subsidiaries to repay intercompany loans or otherwise distribute cash to EDC’s U.S. entities.

Derivative Activities

EDC entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005.  The objective of this swap agreement was to manage foreign currency exposure arising from EDC’s intercompany loan to its German subsidiary, and is therefore for purposes other than trading.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.

Cash Flows

Operating Activities. Cash provided by operating activities in the three months ended March 31, 2009 was $1.3 million compared to cash used in operating activities of $7.2 million in the three months ended March 31, 2008.  The positive cash flows from operating activities in the 2009 period was primarily due to working capital changes of $1.4 million and changes in other assets of $0.9 million offset by $1.3 million in losses (adjusted for non-cash items).  The working capital changes in the three months ended March 31, 2009, including charges in current assets and liabilities classified as discontinued operations on the condensed consolidated balance sheet, were primarily driven by decreases in accounts receivable, inventory and prepaid and other current assets of $8.7 million, $1.2 million and $0.5 million, respectively, offset by decreases in accrued liabilities and income taxes of $4.6 million and accounts payable of $4.3 million.  Income (adjusted for non-cash items) weakened by $3.2 million from income (adjusted for non-cash items) of $1.9 million for the three months ended March 31, 2008 primarily due to lower sales volume in the three months ended March 31, 2009.

Working capital changes in the three months ended March 31, 2009 included, without limitation:

●
A decrease of $8.7 million in accounts receivable in the first quarter of 2009 compared to a decrease of $6.5 million in the first quarter of 2008.  The overall decrease in AR reflects the collection of significant accounts receivable balances related to our now discontinued U.S. operations, which were outstanding at year end and the decrease in sales volumes in the first quarter of 2009 compared to the first quarter of 2008.

●
A decrease of $4.3 million in accounts payable in the first quarter of 2009 compared to a decrease of $8.3 million in the first quarter of 2008.  The first quarter of 2009 reflects the payment of accounts payable balances related to our now discontinued U.S. operations, which were outstanding at year end and lower purchasing levels in our continuing operations as volumes have declined as well as the timing of when payments were made compared to the first quarter of 2008.

●
A decrease of $4.6 million in accrued liabilities and income taxes payable for the first quarter 2009 compared to a decrease of $7.4 million in the first quarter of 2008.  The decrease in the first quarter of 2009 is primarily due to decreases in VAT accruals and compensation-related accruals in the UK.  The first quarter of 2008 included payments of $6.1 million for German income taxes and payments of $1.1 million related to severance.

●
A decrease of $0.5 million in prepaid expenses and other current assets in the first quarter of 2009 compared to an increase of $2.3 million in the first quarter of 2008.  The decrease in the first quarter of 2009 was driven primarily by the collection of a tax refund of approx $0.8 million in the UK, which was recorded as a receivable at the end of 2008 and a decrease of approximately $0.8 million for billings related to pass through costs in Germany offset by an increase of $0.9 million in receivables recorded related to the sale of certain EDC U.S. assets to Sony DADC, Inc.  The first quarter of 2008 included $4.8 million in prepayments for income taxes in Germany and the UK.

●
A decrease of $1.2 million in inventories in the first quarter of 2009 compared to a decrease of $1.4 million in the first quarter of 2008.  The decrease in both periods reflects the usage of seasonally high raw material inventories and lower purchases during the period at all locations.

Investing Activities. Investing activities in the three months ended March 31, 2009 included the release of $3.2 million of funds that were escrowed and used to pay costs directly related to the discontinued EDC U.S. operations and collection of approximately $1.4 million in proceeds related to the sale of certain EDC U.S. operations assets to Sony DADC, Inc.  Also during the three months ended March 31, 2009, we had capital expenditures of $0.4 million.

Financing Activities. During the three months ended March 31, 2009, we made payments of $0.8 million under our long-term debt and capital lease obligations and $1.0 million under our employee loan agreements.  Also, on January 23, 2009, we paid $2.1 million to settle our cross currency swap.

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $9.8 million, consisting of a term facility of $7.3 million, and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). There were no outstanding borrowings under the revolving credit facility at March 31, 2009.  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

During the first quarter of 2009, the Senior Secured Credit Facility was amended as noted below:

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

EDC’s term loan expires on December 31, 2010.  EDC’s Senior Secured Credit Facility bears interest, at EDC’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us.  The weighted average interest rate on outstanding debt was 3.46% at March 31, 2009.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  Scheduled payments under the term loan are due as follows: $1.6 million due on December 31 2009, $2.1 million due on June 30, 2010, and $3.6 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein.  As of March 31, 2009, we were in compliance with all such covenants, as amended, under the facility.

Capital Expenditures

Capital expenditures amounted to approximately $0.4 million in the three months ended March 31, 2009 and are anticipated to be approximately $3.0 million for the remaining nine months of 2009.  Anticipated expenditures in 2009 primarily relate to expansion costs related to the Blackburn – Hannover consolidation,  normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.

Outlook

EDC

The difficult operating environment and economic trends that EDC saw in 2008 continued in the first quarter of 2009.  With the sale and wind down of EDC’s U.S. operations, the sole EDC focus is on maximizing its historically profitable international operations.  Industry estimates for decline rates of CD and DVD volumes have been in 10-15% range for 2009, but the challenging economic conditions render such forecasts particularly uncertain. As EDC did in 2008, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2009 to deal with forecasted and actual volume declines.

Blackburn – Hannover Consolidation

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC intends to cease by year-end 2009 substantially all of the operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.

EDC is implementing the Consolidation at this time as the result of on an extensive feasibility analysis that was based in part on a particular customer delivering to EDC in early February 2009 a sizable percentage cut in that customer’s volume forecast for Blackburn that month.  As a result of those and other forecast cuts, reasonable forecasts of continued unpredictability, if not outright erosion of the volume of sales and the pricing of music CDs that comprise substantially all of the business conducted at the Blackburn facility, and the potential loss of credit insurance for UK third party customers and other significant risks associated with continuing to operate in Blackburn, management determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.   EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

Blackburn closure costs currently are forecast at approximately $8-9 million, comprised primarily of severance costs for approximately 270 employees, costs associated with exiting Blackburn’s existing leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the EDC German operations.  As a result of continuing to manufacture in Hannover the Universal volume that was previously manufactured in Blackburn, without any significant increase in Hannover’s fixed costs, after completion of the consolidation the overall profitability of the European operations is expected to be increased materially compared to what it would have been without such consolidation, resulting in an estimated payback of the closure costs in approximately 2.0 – 2.5 years.

EDC plans to substantially cease Blackburn operations at the end of 2009, after completion of the high-volume “peak” manufacturing period, to limit any potential customer disruption.  Final closure of Blackburn is planned to occur prior to the next break option under the Blackburn lease on June 18, 2010.  Consummation of the consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement amicable to both parties.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. We believe that there have been no significant changes to such critical accounting policies and estimates during the three months ended March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit, and the market for auction rate securities. We have not entered into financial investments for speculation or trading purposes. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to such exposure during the three months ended March 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2009.

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EDCI HOLDINGS, INC.

Date: May 8, 2009
                                                 By /s/ Robert L. Chapman, Jr.
                                                 Chief Executive Officer

                                                 By /s/ Michael D. Nixon
                                                 Chief Accounting Officer
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

15.1	Letter regarding unaudited financial information.

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.