Form 10-Q
period 2009-07-31
EDCI HOLDINGS, INC.
filed 2009-07-31
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number  001-34015

EDCI HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2694280
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11 East 44th Street, New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(646) 401-0084
(Registrant’s Telephone Number, Including Area Code)

NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):
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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at July 27, 2009 was 6,703,436 shares.

EDCI Holdings, Inc. and Subsidiaries

Part I – Financial Information:
Item 1. Financial Statements	Page
Report Of Independent Auditors	3
Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Operations for the three months ended June 30, 2009 and 2008 (Unaudited)	5
Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008 (Unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2009 (Unaudited)	7
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (Unaudited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
Part II – Other Information:
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 6. Exhibits	31

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

We have reviewed the condensed consolidated balance sheet of EDCI Holdings, Inc. and subsidiaries as of June 30, 2009, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the six month period ended June 30, 2009, and the condensed consolidated statements of cash flows for the six month periods ending June 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
July 31, 2009

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$ 78,999	$ 75,112
Restricted cash	2,365	7,258
Accounts receivable, net of allowances for doubtful accounts of
$2,830 and $3,008 for June 30, 2009 and December 31, 2008, respectively	12,577	19,129
Current portion of long-term receivable	1,006	599
Inventories, net	4,282	4,845
Prepaid expenses and other current assets	10,883	12,513
Deferred income taxes	104	105
Assets held for sale	7,146	7,154
Current assets, discontinued operations	974	8,691
Total Current Assets	118,336	135,406
Restricted cash	24,833	25,439
Property, plant and equipment, net	18,368	21,186
Long-term receivable	2,516	3,066
Long-term investments	1,020	1,020
Deferred income taxes	1,774	1,694
Other assets	3,977	4,739
TOTAL ASSETS	$ 170,824	$ 192,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 11,187	$ 15,930
Accrued expenses and other liabilities	30,144	24,435
Loans from employees	983	1,142
Current portion of long-term debt	7,442	2,281
Current liabilities, discontinued operations	2,851	10,226
Total Current Liabilities	52,607	54,014
Other non-current liabilities	4,125	8,353
Loans from employees	1,496	2,490
Long-term debt	1,826	7,996
Pension and other defined benefit obligations	34,194	35,052
Non-current liabilities, discontinued operations	-	41
Total Liabilities	94,248	107,946
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-	-
Common stock, $.02 par value; authorized: 15,000,000 shares
June 30, 2009 -- 7,019,436 shares issued; December 31, 2008 -- 7,019,436 shares issued	140	140
Additional paid in capital	371,299	371,091
Accumulated deficit	(304,127)	(294,988)
Accumulated other comprehensive income	5,661	4,583
Treasury stock at cost:
June 30, 2009 -- 312,128 shares; December 31, 2008 -- 324,794 shares	(1,512)	(1,427)
Total EDCI Holdings, Inc. Stockholders' Equity	71,461	79,399
Minority interest in subsidiary company	5,115	5,205
Total Stockholders' Equity	76,576	84,604
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 170,824	$ 192,550

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 27,271	$ 41,699
Service revenues	10,145	14,025
Total Revenues	37,416	55,724
COST OF REVENUES:
Cost of product revenues	23,935	36,365
Cost of service revenues	7,740	9,896
Total Cost of Revenues	31,675	46,261
GROSS PROFIT	5,741	9,463
OPERATING EXPENSES:
Selling, general and administrative expense	6,568	9,346
Severance costs for UK facility closure	7,152	-
Amortization of intangible assets	-	1,658
Total Operating Expenses	13,720	11,004
OPERATING LOSS	(7,979)	(1,541)
OTHER INCOME (EXPENSE):
Interest income	46	935
Interest expense	(177)	(621)
Gain on currency swap, net	-	32
Gain (loss) on currency transaction, net	518	(33)
Other income (expense), net	3	(4)
Total Other Income (Expense)	390	309
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(7,589)	(1,232)
Income tax benefit	(154)	(115)
LOSS FROM CONTINUING OPERATIONS	(7,435)	(1,117)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(1,290)	(4,459)
GAIN ON SALE OF EDC U.S. OPERATIONS	52	-
NET LOSS	$ (8,673)	(5,576)
Minority interest income	(89)	(92)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (8,584)	$ (5,484)
LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations attributable to common shareholders	$ (1.10)	$ (0.16)
Discontinued Operations Attributable to Common Shareholders:
Loss from discontinued operations attributable to common shareholders	(0.19)	(0.64)
Gain on sale of EDC U.S. Operations	0.01	-
Net loss per weighted average common share	$ (1.28)	$ (0.80)
LOSS PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Loss from continuing operations attributable to common shareholders	$ (1.10)	$ (0.16)
Discontinued Operations Attributable to Common Shareholders:
Loss from discontinued operations attributable to common shareholders	(0.19)	(0.64)
Gain on sale of EDC U.S. Operations	0.01	-
Net loss per weighted average common share	$ (1.28)	$ (0.80)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON SHAREHOLDERS
Loss from continuing operations	$ (7,363)	$ (1,111)
Loss from discontinued operations	(1,273)	(4,373)
Gain on sale of EDC U.S. Operations	52	-
Net Loss	$ (8,584)	$ (5,484)

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 58,352	$ 84,841
Service revenues	20,315	29,550
Total Revenues	78,667	114,391
COST OF REVENUES:
Cost of product revenues	51,908	73,380
Cost of service revenues	15,448	20,445
Total Cost of Revenues	67,356	93,825
GROSS PROFIT	11,311	20,566
OPERATING EXPENSES:
Selling, general and administrative expense	13,691	18,806
Severance costs for UK facility closure	7,152	-
Amortization of intangible assets	-	3,245
Total Operating Expenses	20,843	22,051
OPERATING LOSS	(9,532)	(1,485)
OTHER INCOME (EXPENSE):
Interest income	263	2,047
Interest expense	(408)	(1,258)
Gain (loss) on currency swap, net	2,111	(2,593)
Loss on currency transaction, net	487	(594)
Other income (expense), net	14	8
Total Other Income (Expense)	2,467	(2,390)
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(7,065)	(3,875)
Income tax provision (benefit)	(308)	368
LOSS FROM CONTINUING OPERATIONS	(6,757)	(4,243)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(2,652)	(7,703)
GAIN ON SALE OF EDC U.S. OPERATIONS	180	-
NET LOSS	$ (9,229)	(11,946)
Minority interest income	(90)	(242)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (9,139)	$ (11,704)
LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations attributable to common shareholders	$ (1.00)	$ (0.60)
Discontinued Operations Attributable to Common Shareholders:
Loss from discontinued operations attributable to common shareholders	(0.39)	(1.09)
Gain on sale of EDC U.S. Operations	0.03	-
Net loss per weighted average common share	$ (1.36)	$ (1.69)
LOSS PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Loss from continuing operations attributable to common shareholders	$ (1.00)	$ (0.60)
Discontinued Operations Attributable to Common Shareholders:
Loss from discontinued operations attributable to common shareholders	(0.39)	(1.09)
Gain on sale of EDC U.S. Operations	0.03	-
Net loss per weighted average common share	$ (1.36)	$ (1.69)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON SHAREHOLDERS
Loss from continuing operations	$ (6,719)	$ (4,177)
Loss from discontinued operations	(2,600)	(7,527)
Gain on sale of EDC U.S. Operations	180	-
Net Loss	$ (9,139)	$ (11,704)

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Minority
	Shares	$	Paid-in Capital	Deficit	Income	Shares	$	Interest

Balances, January 1, 2009	7,019	$ 140	$ 371,091	$ (294,988)	$ 4,583	325	$ (1,427)	$ 5,205
Net loss	-	-	-	(9,229)	-	-	-
Foreign currency translation	-	-	-	-	1,185	-	-	-
Post-retirement and pension
benefit obligation adjustment	-	-	-	-	(146)	-	-	-
Net unrealized investment gains	-	-	-	-	39	-	-	-
Comprehensive loss	-	-	-	-	-	-	-	-
Shares issued for restricted stock awards
stock awards	-	-	-	-	-	(3)	-	-
Stock based compensation	-	-	208	-	-	(27)	-	-
Acquisition of treasury stock	-	-	-	-	-	17	(85)	-
Minority interest in subsidiary company	-	-	-	90	-	-	-	(90)
Balances, June 30, 2009	7,019	$ 140	$ 371,299	$ (304,127)	$ 5,661	312	$ (1,512)	$ 5,115

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common shareholders	$ (9,139)	$ (11,704)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of EDC U.S. Operations	(180)	-
Depreciation and amortization	3,269	11,986
Stock compensation expense	208	79
(Gain) loss on currency swap	(2,111)	2,593
Foreign currency transaction (gain) loss	(487)	594
Severance cost for UK facility closure	7,152	-
Gain on adjustment to discontinued operations tax payable	(141)	(1,097)
Deferred income tax provision	60	109
Non-cash interest expense	246	669
Minority interest income	(90)	(242)
Other	(377)	21
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	599	(243)
Accounts receivable	12,864	7,583
Inventories	1,199	1,987
Prepaid and other current assets	1,820	(584)
Long-term receivables	123	310
Other assets	970	(294)
Accounts payable	(8,344)	(9,292)
Accrued liabilities and income taxes payable	(6,877)	(8,592)
Other liabilities	54	1,335
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	818	(4,782)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(536)	(1,846)
Cash restricted under long-term borrowing agreement	4,770	-
Proceeds from sale of equipment from U.S. operations	2,134	-
Purchase of available-for-sale securities	-	(8,930)
Proceeds from the sale of short-term securities	-	23,214
Settlement of cross-currency swap	(2,093)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,275	12,438
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,041)	(1,277)
Repayment of capital lease obligations	(68)	(237)
Proceeds from revolving credit facility	-	7,500
Repayment of long-term borrowing	(1,023)	(15,216)
Acquisitions of treasury stock	(85)	(803)
NET CASH USED IN FINANCING ACTIVITIES	(2,217)	(10,033)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,011	1,156
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,887	(1,221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,112	63,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 78,999	$ 62,629

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

Following the transaction, the Company continues to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  The Company’s business continues to be impacted by trends that have negatively impacted the manufacturing and distribution segment of the entertainment industry in general, including industry overcapacity, recessionary economic conditions in many parts of the world and weakness in demand for its core products due to digital downloads involving piracy.  Several of the Company’s international customers have been impacted by the threat of credit insurers dropping coverage and thus increasing the risk of its continued business with these parties.

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate the European operations. As a result of this plan, EDC would cease all operations presently conducted at its Blackburn facility in the United Kingdom and relocate the production of units required by Universal, its largest customer, that were previously manufactured in the Blackburn facility, to EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May, 2015.   EDC would also relocate certain equipment and related assets from Blackburn to Hannover, and any remaining equipment or assets would be sold or disposed of.  See Note 11.

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

4.	Inventories

Inventories, net at June 30, 2009 and December 31, 2008 consisted of:

	June 30,	December 31,
	2009	2008
Raw materials	$ 3,457	$ 3,859
Finished goods	269	426
Work in process	556	560
Total	$ 4,282	$ 4,845

At June 30, 2009 and December 31, 2008, reserves were approximately $1.3 million and $1.0 million, respectively.

5.	Cash and Cash Equivalents

Restricted Cash

EDC Central European Operation

Restricted cash of EDC’s central European operation at June 30, 2009 was $26.6 million, including $1.7 million classified as current. The restricted cash is being held in escrow to fund various pension and other employee related obligations. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC and the Company intends to fund the EDC pension benefits using the funds held in escrow and included in restricted cash in the consolidated balance sheets.

EDC U.S. Operation

Restricted cash relating to EDC’s U.S. operation at June 30, 2009 was $0.6 million. As part of the Sony Sale, EDC’s Senior Secured Credit Facility was amended to include provisions which required a portion of the proceeds from the Sony Sale to be held in escrow in the name of the administrative agent for use in the wind-down of certain U.S. operations or prepayment of loans under the terms of the Seventh Amendment to the credit agreement.

Concentration of Credit Risk

The Company maintains cash balances in various banks. At times, the amounts of cash held in certain bank accounts may exceed the amount that the Federal Deposit Insurance Corporation (“FDIC”) insures.

6.	Currency Rate Swap

EDC entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. EDC’s objective is to manage foreign currency exposure arising from its intercompany loan to its German subsidiary, acquired in May of 2005 and is therefore for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010.  In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS 133, the currency swap does not qualify for hedge accounting and, as a result, EDC reports the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.  In the six months ended June 30, 2009, EDC recorded a gain of $2.1 million in the accompanying condensed consolidated statements of operations related to the settlement of the swap.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2009, according to the valuation techniques it used to determine their fair values.

		Fair Value Measurements at Reporting Date Using
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$ 1,020			$ 1,020
Deferred Comp Trust Plan	546	546
Total	$ 1,566	$ 546	$ -	$ 1,020

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Auction-Rate Securities. The Company classifies its investments in debt securities as available-for-sale and generally classifies them as Level 1, except as otherwise noted.  At June 30, 2009, the Company’s investments consisted of auction-rate securities. Its investments in auction-rate securities are classified as Level 3 as quoted prices were unavailable.  Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at June 30, 2009.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Deferred Compensation. The Company’s deferred compensation assets consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

The effective date of SFAS No. 157 related to disclosure of fair value of nonfinancial assets was deferred under FSP No. 157-2 until January 1, 2009.  This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value.  The Company had no significant measurements of non-financial assets or liabilities at fair value during the six months ended June 30, 2009 that were affected by the deferral.

8.	Long-Term Debt

	June 30,	December 31,
	2009	2008
Senior Secured Credit Facility	$ 7,000	$ 8,000
Payable to Universal - undiscounted	2,739	2,749
Capital Lease	-	74
Employee Loans	2,479	3,632
Subtotal	12,218	14,455
Less: Unamortized Discount	(471)	(546)
Total Debt	$ 11,747	$ 13,909
Less: Current Portion	(8,425)	(3,423)
Total Long Term Debt	$ 3,322	$ 10,486

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $9.5 million, consisting of a term facility of $7.0 million and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). There were no outstanding borrowings under the revolving credit facility at June 30, 2009.  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

On March 27, 2009, EDC completed an amendment to the facility which changed the EBITDA definition as follows:  for the fiscal quarter ended December 31, 2008, and each fiscal quarter thereafter, EBITDA shall be calculated by adding back impairment charges, non-cash charges and one-time charges for the Sony Sale and any charges related to U.S. operations or discontinued operations (but not including any ongoing overhead from U.S. operations) and impairment charges pertaining to the write-down of intangibles of the German operations, which charges to be added back shall not exceed, in the aggregate, $30,000,000, to the extent such charges were deducted for the applicable period.

The term loan expires on December 31, 2010.  The Senior Secured Credit Facility bears interest, at the Company’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us.  The weighted average interest rate on the term loan was 3.22% at June 30, 2009.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  Scheduled payments under the term loan are due as follows: $1.6 million due on December 31 2009, $1.9 million due on June 30, 2010, and $3.5 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein.  As previously noted, the Company’s plan to consolidate its Blackburn and Hannover facilities operations requires lender consent. As of June 30, 2009 we have not obtained such consent but have taken certain steps to proceed with the consolidated plan as we continue to negotiate with the lenders.  As such, we have classified the entire $7.0 million outstanding under the term loan as current on the condensed consolidated balance sheet as of June 30, 2009.

9.	Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48).  Pursuant to FIN 48, the Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all income tax positions. The net income tax assets recognized under FIN 48 did not differ from the net assets recognized before adoption and, therefore, the Company did not record an adjustment related to the adoption of FIN 48.

During the six months ended June 30, 2009, the amount of gross unrecognized tax benefits was reduced by $0.1 million primarily due to the expiration of certain statutes of limitation.  Of the unrecognized tax benefits recorded as of June 30, 2009, it is anticipated that over the next 12 months, various tax-related statutes of limitation will expire which will cause a $2.6 million reduction in the unrecognized tax benefits, consisting of $1.7 million in taxes and $0.9 million in accrued interest and penalties.  These unrecognized tax benefits relate primarily to transfer pricing. All of these uncertainties relate to discontinued operations.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

10.	Employee Benefit Plans

Net post-retirement benefit costs consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30
	2009	2008	2009	2008

Service cost	$ 202	$ 234	$ 382	$ 469
Interest cost on APBO	400	423	771	848
Amortization of prior service costs	2	(4)	6	(9)
Amortization of prior service costs due to curtailment	(248)	-	(248)	-
Curtailment gain	(280)	-	(280)	-
Amortization of actuarial loss	-	1	1	3
	$ 76	$ 654	$ 632	$ 1,311

The Company provides certain former employees with limited health care benefits under a post-retirement healthcare benefit plan.  During 2009, the Company provided notice to several former employees that the Company was exercising its right to terminate their retiree benefits and thus their coverage had been effectively terminated.  Accordingly, the Company recorded a curtailment adjustment of $0.5 million in the six months ended June 30, 2009.

11.	UK Facility Closure and Germany Restructuring

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  Consummation of the Consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders in regards to the Consolidation transaction but have yet to reach an agreement amicable to both parties.

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of $7.2 million in severance costs for approximately 270 employees, costs associated with exiting Blackburn’s capital leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover of $2.5 million.  During the second quarter of 2009, the employees at EDC’s Blackburn facility were given their formal notices of termination, which obligated the Company to pay approximately $7.2 million in severance to the employees of Blackburn between July 2009 and June 2010.  The amount owed related to prior service; therefore the Company recorded an accrual and related charge for these estimated severance obligations in the second quarter of 2009.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the German operations.  EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

During 2009, the Company implemented a plan to streamline its manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce its cost base accordingly.  As part of this plan, the Company offered a voluntary exit program to employees in selected areas.  As a result of these actions, the Company has recorded severance charges of approximately $0.7 million into cost of revenues in the period ended June 30, 2009, all of which remains accrued in the accompanying consolidated balance sheets.

During 2008, the Company implemented a plan to reduce staffing at its combined manufacturing and distribution operations in Hannover, Germany.  In total, the plan resulted in the reduction of the Company’s Germany employment by approximately 5%, predominately in its distribution operations.  As a result of these actions, the Company recorded additional severance charges of approximately $0.2 million into cost of revenues during the six months ended June 30, 2009. The Company made payments of $0.9 million related to the plan and as of June 30, 2009, $0.5 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

12.	Noncontrolling Interests

On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  As required by SFAS No. 160, the Company reclassified $5.1 million and $5.2 million of minority interest in subsidiary company to stockholders’ equity on the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008, respectively.

13.	Discontinued Operations

(a) EDC U.S. Operations

On October 31, 2008,  the Company announced that its EDC subsidiary entered into an Asset Purchase Agreement (the “Agreement”) with Sony DADC for the sale of its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC (collectively, the “Sony Sale”).  On December 31, 2008, the Sony Sale closed. In accordance with the Agreement, EDC received $26.0 million in cash at closing and received approximately $1.5 million for equipment sold to Sony DADC pursuant to the Agreement and $0.6 million for inventory acquired during the first six months of 2009. The $26.0 million purchase price is subject to certain post-closing working capital adjustments, as provided in the Agreement. The Agreement also provides for up to $2.0 million as contingent consideration related to the transferred operations achieving target criteria during 2009. The Agreement includes customary representations and warranties accompanied by certain limited indemnification rights, secured by a second lien on EDC's U.S. assets in favor of Sony DADC.

The Company’s Kings Mountain, North Carolina facility, which was not disposed of in the Sony Sale, was written down to $7.0 million and reclassified as held for sale in the accompanying consolidated balance sheet.

At June 30, 2009 and December 31, 2008, the Company recorded a gain on the Sony Sale as follows:

	December 31, 2008	Adjustments	June 30, 2009
Assets Sold and Liabilities Assumed
Accounts receivable	$ (381)	$ -	$ (381)
Inventory	(820)	-	(820)
Other current assets	(198)	-	(198)
Fixed assets	(7,532)	-	(7,532)
Intangible assets	(6,368)	-	(6,368)
Accounts payable	163	-	163
Accrued liabilities	878	-	878
	$ (14,258)	$ -	$ (14,258)
Other expenses	(10,488)	-	(10,488)
Transaction costs	(600)	-	(600)
	$ 25,346	$ -	$ 25,346
Proceeds	28,058	180	28,238
Gain on sale	$ 2,712	$ 180	$ 2,892

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

The operating results of the Company’s EDC U.S. operations are classified as discontinued operations for all periods presented in the consolidated statements of operations.  Additionally, the Company reported all the remaining EDC U.S. operations assets at their net realizable value in the consolidated balance sheet as of June 30, 2009 and December 31, 2008.

Severance charges are being recorded over the employees’ service period. The Company recorded severance charges amounting to $0.9 million for the year ended December 31, 2008.  During the six months ended June 30, 2009, the Company recorded $0.8 million in severance related costs related to its exit plan.  The Company paid out approximately $1.7 million in severance in the six months ended June 30, 2009.

Results for the EDC U.S. Operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$ -	$ 23,692	$ -	$ 48,155
Loss from discontinued operations:
Loss from operations before income taxes	(1,032)	(4,314)	(2,759)	(8,725)
Provision for income taxes	-	-	-	-
Loss from operations	$ (1,032)	$ (4,314)	$ (2,759)	$ (8,725)
Gain on disposal before income taxes	52	-	180	-
Provision for income taxes	-	-	-	-
Gain on disposal of discontinued operations	52	-	180	-
Loss from discontinued operations	$ (980)	$ (4,314)	$ (2,579)	$ (8,725)

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

The classes of assets and liabilities included as part of the sale of the Company’s EDC U.S. operations are reported as discontinued operations on the Company’s consolidated balance sheet as follows:

	June 30,	December 31,
	2009	2008
Current Assets
Accounts receivable	$ 77	$ 5,093
Inventory	-	515
Prepaid and other current assets	896	3,082
	$ 973	$ 8,690

Current Liabilities
Accounts payable	$ 143	$ 3,268
Accrued employee wages and benefits	-	1,651
Accrued income and other taxes	117	2
Accrued other	2,030	4,759
	$ 2,290	$ 9,680

Non-Current Liabilities
Other	-	41
	$ -	$ 41

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

(b) Messaging and Paging

The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations.  Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of June 30, 2009 and December 31, 2008.

Results for discontinued operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$ -	$ -	$ -	$ -

Income (loss) from discontinued operations:
Income (loss) from operations before income taxes	(37)	(34)	(34)	(66)
Benefit for income taxes	221	111	(141)	(1,088)
Income from operations	$ (258)	$ (145)	$ 107	$ 1,022

Gain on disposal before income taxes	-	-	-	-
Provision for income taxes	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	-
Income from discontinued operations	$ (258)	$ (145)	$ 107	$ 1,022

The income from discontinued operations consists of operating losses incurred in the Messaging and Paging segments. The six month periods ended June 30, 2009 and 2008 include credits of $0.1 million and $1.1 million, respectively, for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.

The major classes of assets and liabilities included as part of the sale of the Messaging and Paging group reported as discontinued operations on the Company’s consolidated balance sheet were $0.6 million and $0.5 million for accrued taxes and other liabilities at June 30, 2009 and December 31, 2008, respectively.

14.	Segment Reporting

The Company has only one reportable segment, EDC, which consists of its optical disc manufacturing and distribution operations.  EDC has two product categories: product representing the manufacturing of optical discs and services representing the distribution of optical discs.  The interim results are not necessarily indicative of estimated results for a full fiscal year.  The first half of each calendar year is typically the lowest point in the revenue cycle for the Company's business.

Universal accounted for revenues of $30.3 million and $62.3 million, or 80.9% and 80.4% of total revenues for the three and six months ended June 30, 2009, respectively, and $39.3 million and $82.3 million, or 70.6% and 72.0% of total revenues for the three and six months ended June 30, 2008, respectively, and was the only customer to exceed 10% of total revenues.

Geographic Area

	Three Months Ended June 30		Six Months Ended June 30,
	Revenues		Revenues
	2009	2008	2009	2008
United Kingdom	7,337	14,191	16,166	28,773
Germany	28,519	39,059	59,499	81,735
Other	1,560	2,474	3,002	3,883
Consolidated	$ 37,416	$ 55,724	$ 78,667	$ 114,391

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

15.	Comprehensive Loss

Comprehensive loss is comprised of net loss, gains (losses) resulting from currency translations of foreign entities, unrealized investment gains (losses) for the Company’s deferred compensation trust and adjustments to the post retirement and pension benefit obligation.   Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net Loss	$ (8,673)	$ (5,576)	$ (9,229)	$ (11,946)
Foreign currency translation	2,566	3	1,185	3,574
Post-retirement and pension benefit obligation	(146)	(3)	(146)	(6)
Net unrealized investment gains (losses)	111	(28)	39	(26)
Comprehensive Loss	$ (6,142)	$ (5,604)	$ (8,151)	$ (8,404)

16.	Loss per Common Share

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

The following table sets forth the computation of loss per share (1):

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations attributable to common shareholders	$ (7,363)	$ (1,111)	$ (6,719)	$ (4,177)
Loss from discontinued operations, net of tax attributable to common shareholders	(1,273)	(4,373)	(2,600)	(7,527)
Gain on sale of EDC U.S. Operations	52	-	180	-
Net loss attributable to common shareholders	$ (8,584)	$ (5,484)	$ (9,139)	$ (11,704)

Denominator:
Denominator for basic loss per share - weighted average shares	6,710	6,862	6,706	6,935
Effect of dilutive securities: restricted stock awards	-	-	-	-
Denominator for diluted loss per share-adjusted weighted average shares and assumed conversions	6,710	6,862	6,706	6,935

Loss per weighted average common share (2):
Loss from continuing operations attributable to common shareholders	$ (1.10)	$ (0.16)	$ (1.00)	$ (0.60)
Loss from discontinued operations, net of tax attributable to common shareholders	(0.19)	(0.64)	(0.39)	(1.09)
Gain on sale of EDC U.S. Operations	0.01	-	0.03	-
Loss attributable to common shareholders	$ (1.28)	$ (0.80)	$ (1.36)	$ (1.69)

Loss per weighted average common share (2):
Loss from continuing operations attributable to common shareholders	$ (1.10)	$ (0.16)	$ (1.00)	$ (0.60)
Loss from discontinued operations, net of tax attributable to common shareholders	(0.19)	(0.64)	(0.39)	(1.09)
Gain on sale of EDC U.S. Operations	0.01	-	0.03	-
Loss attributable to common shareholders	$ (1.28)	$ (0.80)	$ (1.36)	$ (1.69)

Dilutive securities not included above due to anti-dilutive effect	4	-	2	-
Anti-dilutive securities not included above: stock options	136	141	136	141

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

There were no shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the three and six months ended June 30, 2009 and June 30, 2008, as their effect would be anti-dilutive.

17.	Commitments and Contingencies

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

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to Universal International Music B.V.  (“UIM”)  of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 (the “International Distribution Agreement”).  UIM is part of the Universal Music Group, which is EDC’s largest customer.  EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  However, the February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice and EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement.  Each of EDC and UIM have completed the appointment of their designated arbitrator and those two arbitrators are in the process of mutually agreeing to the third arbitrator who will also be the presiding arbitrator for the matter.  No date for the arbitration has been set.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

As described above, EDC believes that no Key Failures have occurred and intends to vigorously defend its position in arbitration but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome. If EDC is unsuccessful in arbitration, the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on results of operations and cash flows.  In addition, as described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

Anticipatory Breach of Manufacturing and Related Service Agreement Claim. On July 23, 2009, UIM provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  UIM claims that the maintenance by EDC of a facility in the United Kingdom to service UIM’s UK manufacturing requirements is a “fundamental implied term of the Manufacturing Agreement.”  As a result, UIM claims that EDC has forfeited its right to continue to service 100% of UIM’s UK manufacturing requirements, and UIM is entitled to sub-contract the entirety of such volume to a UK - located third party of its choice.  UIM’s UK manufacturing requirements accounted for approximately 18% of EDC’s manufacturing volume in the first six months of 2009.  UIM has not yet elected to enforce that remedy but has reserved the right to do so by written notice.  On July 28, 2009, EDC sent written notice to UIM forcefully refuting its claims and also asserting that UIM is attempting to imply a term into the Manufacturing Agreement that has been expressly dealt with in amendments to the agreement providing that EDC “will use its commercially reasonable endeavors to manufacture the majority of [UIM’s] Manufacturing Requirements for the UK at the Blackburn Facility.”  As previously disclosed in March 2009, management of EDC determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC also asserted in its July 28, 2009 response that UIM’s claims in its July 23, 2009 letter constitute a gross violation of the covenant of good faith and fair dealing implied into the Manufacturing Agreement.  EDC further provided notice to UIM that if UIM did not withdraw its claims in the July 23, 2009 notice within seven days of EDC’s July 28, 2009 response, it would refer this matter to arbitration seeking a declaration that there is no breach by EDC of the Manufacturing Agreement as a result of the Blackburn – Hannover Consolidation and seeking damages for the losses incurred by EDC as a direct result of the July 23, 2009 letter and the continued breaches by UIM of the implied covenant of good faith and fair dealing.  EDC does not believe UIM’s claim has merit and intends to vigorously defend and prosecute this matter if UIM does not withdraw its claims.  However, if UIM were successful in its claim and enforced its alleged remedy, EDC could suffer loss of volumes that, based on the high fixed cost nature of EDC’s manufacturing operations, would have a material adverse effect on its profitability.

Shareholder Derivative Actions: On September 6, 2006, Vladimir Gusinsky (“Gusinsky”), a Company shareholder, commenced a derivative action (the “Gusinsky Action”) in the Supreme Court of the State of New York, New York County, against EDCI (as nominal defendant) and against certain of EDCI’s current and former officers and directors as defendants. The complaint, as amended in December 2006 and January 2007, purportedly on behalf of EDCI, contained a variety of allegations relating to the backdating of certain stock option grants. On January 26, 2007 and February 7, 2007, two additional derivative actions were commenced in the United States District Court for the Southern District of New York by two different Company shareholders, Larry L. Stoll and Mark C. Neiswender, respectively (the “Subsequent Actions”). The Subsequent Actions were identical to each other and asserted the same claims as those asserted in the Gusinsky Action regarding a subset of the same option grants at issue in that action along with additional claims alleging violations of federal securities laws.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

On October 23, 2008, plaintiffs in the Subsequent Actions moved for leave to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement. On January 12, 2009, the federal court denied that motion.  On July 13, 2009, the plaintiffs appealed under state law solely from that aspect of the state court decision that denied their application for attorney's fees.  Pursuant to the settlement, EDCI’s insurer has already agreed to pay plaintiffs’ attorney’s fees in the amount requested in the July 13, 2009 appeal, subject to approval by the Court, and EDCI has agreed not to oppose any such application for attorney’s fees.  Accordingly, neither EDCI or EDCI’s insurer will be opposing the appeal.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  EDC does not believe the complaint has merit, intends to vigorously defend this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The case is still pending and discovery and motion practice are continuing.  The most recent event is the Court’s denial of plaintiffs’ motion for a summary judgment that EDC breached the contract.  Pending before the Court is a motion for summary judgment that there is no patent infringement.  The Court has stayed the motion for summary judgment pending a hearing on claim construction tentatively scheduled for early November, 2009.  In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.  EDC has filed a defense and has received a court summons for August 2009 to appear before the Regional Court of Hannover.  EDC is currently in negotiations with Philips to agree to a settlement of the claim.  At this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome.

Michael W. Klinger Litigation. On April 17, 2009, EDCIH, EDC and Entertainment Distribution Company (USA) LLC (a wholly-owned subsidiary of EDC) (“EDC USA”) filed suit against Michael W. Klinger, the former Executive Vice President and Chief Financial Officer (“CFO”) of EDCIH, in the United States District Court for the Southern District of New York (the “Klinger New York Complaint”).  The complaint alleges that after Mr. Klinger repudiated an amicable separation agreement and asserted his right to terminate his employment with Good Reason (as defined in Mr. Klinger’s October 3, 2008 employment agreement) and that EDCIH’s Board terminated Mr. Klinger’s employment with Cause under his employment agreement as a result of Mr. Klinger’s approval of certain unauthorized severance payments to employees and other specific deficiencies in his work performance.  The Klinger New York Complaint seeks: a) a declaratory judgment that the circumstances of the termination of Mr. Klinger’s employment constitute Cause under his employment agreement, or, in the alternative, that Mr. Klinger resigned without Good Reason, as a result of which EDCIH may terminate Mr. Klinger’s employment b with Cause; b) recovery for the loss suffered by EDCIH et. al. in connection with Mr. Klinger’s approval of the unauthorized severance payments; c) attorney’s fees and related costs and d) such other relief as the Court deems appropriate.  On May 11, 2009, Mr. Klinger filed a Motion to Dismiss for lack of jurisdiction and/or improper venue or, in the alternative to transfer the case to the United States District Court for the Southern District of Indiana, the venue where Mr. Klinger instituted the Klinger Indiana Counter-Suit (described below).  EDCI et. al. have opposed Mr. Klinger’s motion, which is still pending.  EDCIH et. al. intend to vigorously prosecute this action, but at this early stage in the matter, EDCIH is not able to assess the likelihood of a favorable outcome.

On April 23, 2009, Mr. Klinger filed a Charge of Discrimination against EDCIH, EDCI, EDC and EDC USA with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was the victim of age discrimination and retaliation (the “EEOC Complaint”).  On May 6, 2009, EDCIH et. al. submitted a statement of position in rebuttal of the EEOC Complaint and the parties are currently awaiting a decision by the EEOC.  EDCIH et. al do not believe the EEOC Complaint has merit and intend to vigorously defend this action, but at this early stage in the matter, EDCIH is not able to assess the likelihood of a favorable outcome.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

On May 8, 2009, Mr. Klinger also filed a complaint against EDCIH, EDCI, EDC, EDC USA and Mr. Robert L. Chapman, Jr., then CEO of EDCIH and EDC, in the United States District Court for the Southern District of Indiana (the “Klinger Indiana Counter-Suit”).  The Klinger Indiana Counter-Suit seeks:  i) compensatory damages for breach of Mr. Klinger’s employment agreement; ii) damages, including liquidated damages and attorney fees under certain Indiana statutes resulting from any unpaid wages and compensation due and payable to Klinger upon his termination; (iii) damages for defamation Klinger alleges resulted from statements made in various public SEC filings of the Company and (iv) related costs and fees.  The Klinger Indiana Counter-Suit also indicates Mr. Klinger’s intention to add claims under the Age Discrimination in Employment Act following receipt of a Notice of Right to Sue in connection with the EEOC Complaint.  All defendants in the Klinger Indiana Counter-Suit have moved to stay the case until the motion currently pending with respect to the Klinger New York Complaint is decided.  Klinger has opposed that motion and the issue is awaiting decision by the Indiana court.  EDCIH et. al do not believe the Klinger Indiana Counter-Suit has merit and intend to vigorously defend this action, but at this early stage in the matter, EDCIH is not able to assess the likelihood of a favorable outcome.

18.	New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS no. 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS no. 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for the Company.  We are currently evaluating the potential impact of the adoption of SFAS No. 168 on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company has evaluated the period beginning June 30, 2009 through July 31, 2009, the date its financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in its financial statements.

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

Overview

EDCI Holdings, Inc. (“EDCIH”) is a holding company and parent of Entertainment Distribution Company, Inc. which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company that is seeking to enhance stockholder value by pursuing acquisition opportunities while continuing to oversee its majority investment in Entertainment Distribution Company, LLC (“EDC”), a business operating in the optical disc manufacturing and distribution segment of the entertainment industry. EDCIH’s principal executive offices are located in New York City at 11 East 44th Street, Suite 1201, New York, New York, 10017. In this Form 10-Q, the terms “we,” “us,” “our” and “the Company” each refer to EDCI Holdings, Inc. and its wholly-owned and controlled majority owned subsidiaries on a consolidated basis unless the context requires otherwise.  The term “EDCI” refers only to EDCI Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, and the term “EDC” refers only to Entertainment Distribution Company, LLC (“EDC”), and its direct and indirect wholly-owned subsidiaries.

EDC provides pre-recorded products and distribution services to the optical disc industry with operations currently serving central Europe and the United Kingdom (“UK”).  EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal Music Group (“Universal”) in May 2005.  As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which EDC became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing requirements and distribution requirements for the U.S. and central Europe.

EDC’s core competencies are CD and DVD replication and logistic services, a market in decline.  As an independent service provider, EDC is pursuing opportunities to increase revenue by providing a wide range of physical manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers. The rate of decline experienced in EDC’s international markets is, as yet, not nearly as severe as that experienced in the U.S. market.  On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility.  As a result, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  Consummation of the Consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement.  We have elected to commence consolidation activities as we continue negotiations with the bank.

Results of Continuing Operations

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues. Revenues for the second quarter of 2009 were $37.4 million compared to $55.7 million for the second quarter of 2008.  The following table illustrates the components of changes in our revenue when comparing the second quarter of 2008 to the second quarter of 2009 by revenue line.

(in millions)	June 30, 2008	Volume	Price/Mix	Exchange Rate	June 30, 2009

Product Revenues	$ 41.7	$ (7.9)	$ (1.5)	$ (5.0)	$ 27.3
Service Revenues	14.0	(2.6)	0.2	(1.5)	10.1
Total Revenue	$ 55.7	$ (10.5)	$ (1.3)	$ (6.5)	$ 37.4

Product Revenues. Product revenues were $27.3 million in the second quarter of 2009 compared to $41.7 million in the second quarter of 2008.  The decrease is primarily due to volume declines and unfavorable exchange rate fluctuations from the devaluing of the Euro and Pound. Our central European operations were negatively impacted by lower revenue from our primary customer including lower pass-through cost revenues and unfavorable exchange rate fluctuations.  Revenues of our UK operations in the second quarter of 2009 decreased compared to the second quarter of 2008 primarily due to lower volumes, which included the impact of our loss of certain customer accounts due to uneconomical pricing and excessive credit risk, and unfavorable exchange rate fluctuations offset by slightly improved pricing.

Service Revenues. Service revenues were $10.1 million in the second quarter of 2009 compared to $14.0 million in the second quarter of 2008.  Our central European operations experienced a decrease in volumes in the second quarter of 2009 compared to the same period of 2008 primarily due to the loss of a significant customer, revenues for which were included in the second quarter 2008, and unfavorable exchange rate fluctuations.

Gross Profit on Product Revenues and Service Revenues. Gross profits were 15.2% of revenues during the second quarter of 2009 compared to 17.1% of revenues in the second quarter of 2008.  The following table shows the elements impacting our gross profit when comparing the second quarter of 2008 to the second quarter of 2009 by revenue line.

(in millions)	June 30, 2008		Volume		Cost/Mix		Exchange Rate		June 30, 2009
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$ 5.3	12.7%	$ (2.5)	-0.8%	$ 1.1	0.4%	$ (0.6)	-0.2%	$ 3.3	12.1%
Service Revenues	4.2	30.0%	(1.6)	-5.5%	0.1	0.3%	(0.3)	-1.0%	2.4	23.8%
Total Gross Profit	$ 9.5	17.1%	$ (4.1)	-2.1%	$ 1.2	0.5%	$ (0.9)	-0.4%	$ 5.7	15.2%

Product Revenues. Gross profit on product revenues was $3.3 million, or 12.1% of product revenues, in the second quarter of 2009 compared to $5.3 million, or 12.7% of product revenues, in the second quarter of 2008.  Gross profit of our UK operations decreased as a result of volume declines and unfavorable exchange rate fluctuations offset by improved pricing.  Gross profit in our central European operations decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to lower volumes, deteriorating special projects pricing and unfavorable exchange rate fluctuations.

Service Revenues. Gross profit on service revenues was $2.4 million, or 23.8% of service revenues, in the second quarter of 2009 compared to $4.2 million, or 30.0% of service revenues, in the second quarter of 2008. Our central European operations gross profit on service revenues declined in the second quarter of 2009 compared to the second quarter of 2008 primarily due to volume declines, which included the loss of a significant customer for which high margins were received and unfavorable exchange rate impact.

Selling, General and Administrative Expense (SG&A). SG&A expense was $6.6 million in the second quarter of 2009 compared to $9.3 million in the second quarter of 2008.  The decrease is primarily due to exchange rate fluctuations, a decrease in compensation expense, and a credit from the reduction of our post-retirement benefit obligation.

Severance Costs for UK Facility Closure.  We recorded expense of $7.2 million in the second quarter of 2009 related to severance charges incurred in connection with the planned consolidation of our Blackburn, UK and Hannover, Germany operations.

Amortization of Intangible Assets. There was no amortization expense in the second quarter of 2009 compared to $1.7 million in the second quarter of 2008.  During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets, which resulted in a complete write-off of the Company’s central European intangible assets.

Other Income (Expenses)

Interest Income.  Interest income in the second quarter of 2009 was less than $0.1 million compared to $0.9 million in the second quarter of 2008.  Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and short-term investments.  The decrease reflects significantly lower interest rates based on our very conservative investment policy during the second quarter of 2009.

Interest Expense.  Interest expense in the second quarter of 2009 was $0.2 million compared to $0.6 million in the second quarter of 2008.  Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the second quarter of 2009.

Gain (Loss) on Currency Swap, net. There was no gain on currency swap in the second quarter of 2009 compared to a gain of less than $0.1 million in the second quarter of 2008.  In January 2009, the Euro weakened against the U.S. dollar and we were able to settle the cross currency swap for $2.1 million.

Gain (Loss) on Currency Transaction, net. We recorded a gain of $0.5 million in the second quarter of 2009 compared to a loss of less than $0.1 million in the second quarter of 2008 on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded an income tax benefit of $0.2 million in the second quarter of 2009 compared to a benefit of $0.1 million in the second quarter of 2008. Taxable income from our central European operations was lower in the second quarter of 2009 than in the second quarter of 2008.  No tax benefit has been provided for losses in the UK or U.S.  We currently maintain a valuation allowance against our net UK deferred tax assets due to projected future pretax losses.  Additionally, we continue to maintain a full valuation allowance on our net U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S.  In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues. Revenues for the six months ended June 30, 2009 were $78.7 million compared to $114.4 million for the six months ended June 30, 2008.  The following table illustrates the components of changes in our revenue when comparing the six months ended June 30, 2008 to the six months ended June 30, 2009 by revenue line.

	June 30, 2008	Volume	Price/Mix	Exchange Rate	June 30, 2009

Product Revenues	$ 84.8	$ (12.0)	$ (2.6)	$ (11.8)	$ 58.4
Service Revenues	29.6	(6.0)	(0.2)	(3.1)	20.3
Total Revenue	$ 114.4	$ (18.0)	$ (2.8)	$ (14.9)	$ 78.7

Product Revenues. Product revenues were $58.4 million in the six months ended June 30, 2009 compared to $84.8 million in the six months ended June 30, 2008.  The decrease is primarily due to volume declines and unfavorable exchange rate fluctuations from the devaluing of the Euro and Pound. Our central European operations were negatively impacted by unfavorable exchange rate fluctuations and lower revenue from our primary customer including lower pass-through cost revenues.  Revenues of our UK operations in the six months ended June 30, 2009 decreased compared to the six months ended June 30, 2008 primarily due to volume declines, which included the impact of our loss of certain customer accounts due to uneconomical pricing and excessive credit risk, and unfavorable exchange rate fluctuations slightly offset by improved pricing.

Service Revenues. Service revenues were $20.3 million in the six months ended June 30, 2009 compared to $29.6 million in the six months ended June 30, 2008.  Our central European operations experienced a decrease in volumes in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to the loss of a significant customer, revenues for which were included in the six months ended June 30, 2008, and unfavorable exchange rate fluctuations.

Gross Profit on Product Revenues and Service Revenues. Gross profits were 14.4% of revenues during the six months ended June 30, 2009 compared to 18.0% of revenues in the six months ended June 30, 2008.  The following table shows the elements impacting our gross profit when comparing the six months ended June 30, 2008 to the six months ended June 30, 2009 by revenue line.

	June 30, 2008		Volume		Cost/Mix		Exchange Rate		June 30, 2009
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$ 11.5	13.6%	$ (3.9)	-2.0%	$ -	0.0%	$ (1.2)	-0.6%	$ 6.4	11.0%
Service Revenues	9.1	30.7%	(3.7)	-5.8%	0.2	0.3%	(0.7)	-1.1%	4.9	24.1%
Total Gross Profit	$ 20.6	18.0%	$ (7.6)	-3.0%	$ 0.2	0.1%	$ (1.9)	-0.7%	$ 11.3	14.4%

Product Revenues. Gross profit on product revenues was $6.4 million, or 11.0% of product revenues, in the six months ended June 30, 2009 compared to $11.5 million, or 13.6% of product revenues, in the six months ended June 30, 2008.  Gross profit of our UK operations decreased as a result of volume declines and unfavorable exchange rate fluctuations, partially offset by cost savings efforts.  Gross profit in our central European operations decreased in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to deteriorating special projects pricing, lower volumes and unfavorable exchange rate fluctuations.

Service Revenues. Gross profit on service revenues was $4.9 million, or 24.1% of service revenues, in the six months ended June 30, 2009 compared to $9.1 million, or 30.7% of service revenues, in the six months ended June 30, 2008. Our central European operations gross profit on service revenues declined in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to volume declines, which included the loss of a significant customer for which high margins were received and unfavorable exchange rate impact.

Selling, General and Administrative Expense (SG&A). SG&A expense was $13.7 million in the six months ended June 30, 2009 compared to $18.8 million in the six months ended June 30, 2008.  The decrease is primarily due to exchange rate fluctuations, lower professional fees, a decrease in compensation and a credit from the reduction of our post-retirement benefit obligation.

Severance Costs for UK Facility Closure.  We recorded restructuring expense of $7.2 million in the six months ended June 30, 2009 related to severance charges incurred in connection with the planned consolidation of our Blackburn, UK and Hannover, Germany operations.

Amortization of Intangible Assets. There was no amortization expense in the six months ended June 30, 2009 compared to $3.2 million in the six months ended June 30, 2008.  During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets, which resulted in a complete write-off of the Company’s central European intangible assets.

Other Income (Expenses)

Interest Income.  Interest income in the six months ended June 30, 2009 was $0.3 million compared to $2.0 million in the six months ended June 30, 2008.  Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and short-term investments.  The decrease reflects significantly lower interest rates based on our very conservative investment policy during the six months ended June 30, 2009.

Interest Expense.  Interest expense in the six months ended June 30, 2009 was $0.4 million compared to $1.3 million in the six months ended June 30, 2008.  Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the six months ended June 30, 2009.

Gain (Loss) on Currency Swap, net. We recorded a gain on our currency swap of $2.1 million in the six months ended June 30, 2009 compared to a loss of $2.6 million in the six months ended June 30, 2008.  In January 2009, the Euro weakened against the U.S. dollar and we were able to settle the cross currency swap for $2.1 million. The swap was recorded at its fair value of $4.2 million at the time of the settlement and thus a gain of $2.1 million was recognized on the transaction.

Gain (Loss) on Currency Transaction, net. We recorded a gain of $0.5 million in the six months ended June 30, 2009 compared to a loss of $0.6 million in the six months ended June 30, 2008 on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded an income tax benefit of $0.3 million in the six months ended June 30, 2009 compared to expense of $0.4 million in the six months ended June 30, 2008. Taxable income from our central European operations was lower in the six months ended June 30, 2009 than in the six months ended June 30, 2008.  No tax benefit has been provided for losses in the UK or U.S.  We currently maintain a valuation allowance against our net UK deferred tax assets due to projected future pretax losses.  Additionally, we continue to maintain a full valuation allowance on our net U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S.  In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Financial Condition and Liquidity

Overview

At June 30, 2009, we had cash and cash equivalents totaling $79.0 million of which $51.4 million was cash held by EDCI and $27.6 million was cash held at EDC.  At June 30, 2009, the principal sources of liquidity were our unrestricted cash and cash equivalents and the $2.5 million unused revolving line of credit under the EDC Senior Secured Credit Facility, which expires on June 30, 2010.

EDCI’s investment policy permits investment in other highly-rated instruments, including: obligations of the U.S. government or U.S. government sponsored enterprises; Bankers’ acceptances and certificates of deposits; money market funds; municipal securities; auction rate securities and other reset notes; corporate obligations and repurchase agreements backed by the U.S. government or U.S. government sponsored enterprises.  No more than 10% of the total portfolio may be invested in the securities of any one issuer (other than treasury and money market funds).  In addition, on March 10, 2009, the policy was amended to permit  the investment of up to $10 million in below-investment-grade funds that are traded on a recognized stock exchange, subject to authorization from CEO of EDCI.  No amounts have been invested in such securities since the amendment.

At June 30, 2009, EDCI had investments of $1.0 million in auction-rate securities. Due to the uncertainty surrounding the liquidation of the investments, these investments have been classified as long-term on our consolidated balance sheet at June 30, 2009.

EDC expects to use its cash and cash equivalents for working capital and other general corporate purposes.  EDC also expects to use its cash and cash equivalents for payments of debt obligations. EDCI plans to use its cash and cash equivalents in connection with the pursuit of its strategic alternatives, which may include an acquisition or some recapitalization of EDCI’s cash to its shareholders.  We believe that the liquidity position of each of EDCI and EDC are adequate to fund their operating needs and, in the case of EDC, to fund its debt maturities in 2009 and to provide EDC with flexibility to respond to further changes in its business environment. The challenges of the present business environment as well as risks related to the planned Blackburn – Hannover Consolidation may cause a material reduction in EDC’s liquidity as a result of an adverse change in its cash flow from operations or its access to credit or other capital.  EDC’s ability to service its debt and operational requirements depends in part on the results of operations of its European subsidiaries and upon the ability of those subsidiaries to repay intercompany loans or otherwise distribute cash to EDC’s U.S. entities.

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

Cash Flows

Operating Activities. Cash provided by operating activities in the six months ended June 30, 2009 was $0.8 million compared to cash used in operating activities of $4.8 million in the six months ended June 30, 2008.  The positive cash flows from operating activities in the 2009 period were primarily due to working capital changes of $0.7 million, changes in other assets of $1.0 million and changes in restricted cash of $0.6 million offset by $1.6 million in losses (adjusted for non-cash items).  The working capital changes in the six months ended June 30, 2009 were primarily driven by decreases in accounts receivable, inventory and prepaid and other current assets of $12.9 million, $1.2 million and $1.8 million, respectively, offset by decreases in accounts payable of $8.3 million and accrued liabilities and income taxes payable of $6.9 million.  Loss (adjusted for non-cash items) declined to $1.6 million in 2009 from income (adjusted for non-cash items) of $3.0 million for the six months ended June 30, 2008 primarily due to lower sales volume in the six months ended June 30, 2009.

Working capital changes in the six months ended June 30, 2009 included, without limitation:

●
A decrease of $12.9 million in accounts receivable in the six months ended June 30, 2009 compared to a decrease of $7.6 million in the six months ended June 30, 2008.  The overall decrease in AR reflects the collection of significant accounts receivable balances related to our now discontinued U.S. operations, which were outstanding at year end and the decrease in sales volumes in the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

●
A decrease of $8.3 million in accounts payable in the six months ended June 30, 2009 compared to a decrease of $9.3 million in the six months ended June 30, 2008.  The six months ended June 30, 2009 reflects the payment of accounts payable balances related to our now discontinued U.S. operations, which were outstanding at year end and lower purchasing levels in our continuing operations as volumes have declined as well as the timing of when payments were made compared to the six months ended June 30, 2008.

●
A decrease of $6.9 million in accrued liabilities and income taxes payable in the six months ended June 30, 2009 compared to a decrease of $8.6 million in the six months ended June 30, 2008.  The decrease in the 2009 period reflects the settlement of approximately $4.3 million in liabilities related to our now discontinued U.S. operations and a decrease in VAT accruals in the UK.

●
A decrease of $1.8 million in prepaid expenses and other current assets in the six months ended June 30, 2009 compared to an increase of $0.6 million in the six months ended June 30, 2008.  The decrease in the six months ended June 30, 2009 was driven primarily by the collection of a tax refund of approximately $0.8 million in the UK, which was recorded as a receivable at the end of 2008 and a decrease of approximately $2.3 million for billings related to pass through costs in Germany offset by approximately $1.5 million in prepayments for income taxes in Germany.  The six months ended June 30, 2008 included $4.8 million in prepayments for income taxes in Germany and the UK.

●
A decrease of $1.2 million in inventories in the six months ended June 30, 2009 compared to a decrease of $2.0 million in the six months ended June 30, 2008.  The decrease in both periods reflects the usage of seasonally high raw material inventories and lower purchases during the period at all locations.

Investing Activities. Investing activities in the six months ended June 30, 2009 included the release of $4.8 million of funds that were escrowed and used to pay costs directly related to the discontinued EDC U.S. operations and collection of approximately $2.1 million in proceeds related to the sale of certain EDC U.S. operations assets to Sony DADC, Inc.  Also during the six months ended June 30, 2009, we had capital expenditures of $0.5 million.  Additionally, on January 23, 2009, we paid $2.1 million to settle our cross currency swap.

Financing Activities. During the six months ended June 30, 2009, we made payments of $1.1 million under our long-term debt and capital lease obligations and $1.0 million under our employee loan agreements.  Also, we paid $0.1 million during the six months ended June 30, 2009 to repurchase shares of our common stock.

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $9.5 million, consisting of a term facility of $7.0 million, and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). There were no outstanding borrowings under the revolving credit facility at June 30, 2009.  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

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

EDC’s term loan expires on December 31, 2010.  EDC’s Senior Secured Credit Facility bears interest, at EDC’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us.  The weighted average interest rate on outstanding debt was 3.46% at June 30, 2009.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  Scheduled payments under the term loan are due as follows: $1.6 million due on December 31 2009, $1.9 million due on June 30, 2010, and $3.5 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein.  As previously noted, the Company’s plan to consolidate its Blackburn and Hannover facilities operations requires lender consent. As of June 30, 2009 we have not obtained such consent but have taken certain steps to proceed with the consolidated plan as we continue to negotiate with the lenders.  As such, we have classified the entire $7.0 million outstanding under the term loan as current on the condensed consolidated balance sheet as of June 30, 2009.

Capital Expenditures

Capital expenditures amounted to approximately $0.5 million in the six months ended June 30, 2009 and are anticipated to be approximately $2.9 million for the remaining six months of 2009.  Anticipated expenditures in 2009 primarily relate to expansion costs related to the Blackburn – Hannover consolidation, normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.

Outlook

EDC

The difficult operating environment and economic trends that EDC saw in 2008 continued in the first half of 2009.  With the sale and wind down of EDC’s U.S. operations, the sole EDC focus is on maximizing its historically profitable international operations.  Industry estimates for decline rates of CD and DVD volumes in Europe have been in the 10-15% range for 2009, but the challenging economic conditions render such forecasts particularly uncertain. As EDC did in 2008, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2009 to deal with forecasted and actual volume declines.

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

EDC is implementing the Consolidation at this time as the result of an analysis that was based in part on a particular customer communicating to EDC in early February 2009 a sizable percentage cut in that customer’s volume forecast for Blackburn that month.  As a result of those and other forecast cuts, reasonable forecasts of continued unpredictability, if not outright erosion of the volume of sales and the pricing of music CDs that comprise substantially all of the business conducted at the Blackburn facility, and the potential loss of credit insurance for UK third party customers and other significant risks associated with continuing to operate in Blackburn, management determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.   EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of severance costs for approximately 270 employees, costs associated with exiting Blackburn’s existing leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the EDC German operations.  After completion of the Consolidation, the Company will continue to manufacture the Universal volume in Hannover that was previously manufactured in Blackburn withouth any significant increase in Hannover's fixed costs.  As a result, the overall profitability of the European operations is expected to be increased materially compared to what it would have been without such consolidation, resulting in an estimated payback of the closure costs in approximately 2.0 – 2.5 years.

EDC plans to substantially cease Blackburn operations at the end of 2009, after completion of the high-volume “peak” manufacturing period, to limit any potential customer disruption.  Final closure of Blackburn is planned to occur prior to the next break option under the Blackburn lease on June 18, 2010.  Consummation of the consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement amicable to both parties.  We have elected to commence consolidation activities as we continue negotiations with the bank.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. We believe that there have been no significant changes to such critical accounting policies and estimates during the six months ended June 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit and the market for auction rate securities. We have not entered into financial investments for speculation or trading purposes. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to such exposure during the six months ended June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2009.

During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended June 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs
April 1 through April 30	-	$ -	-	825,256
May 1 through May 31	-	$ -	-	825,256
June 1 through June 30	16,979	$ 5.01	16,979	808,277
Total	16,979	$ 5.01	16,979	808,277

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 19, 2009, the following matters were submitted to a vote of our stockholders of the Company and the results were as follows:

(i)	The election of the two directors each to serve a three-year term expiring 2012:
Nominees	Shares Voted in Favor	Shares Withheld
Clarke H. Bailey	5,380,522	630,396
Peter W. Gilson	5,064,805	946,113

(ii)	The proposal to approve the appointment of Ernst & Young LLP as independent auditors of the Company was approved by a vote of 5,603,531 in favor, 396,073 against and 11,313 abstaining.

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

Date: July 31, 2009
                             By /s/ Clarke H. Bailey
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