Form 10-Q
period 2009-10-30
EDCI HOLDINGS, INC.
filed 2009-10-30
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the quarterly period ended  September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):
                             Large Accelerated Filer ☐                                                                                             Accelerated Filer ☐
                             Non-Accelerated Filer (Do not check if a smaller reporting company)  ☐             Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of Exchange Act)
Yes ☐  No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at October 30, 2009 was 6,686,137 shares.

EDCI Holdings, Inc. and Subsidiaries

Part I – Financial Information:
Item 1. Financial Statements	Page
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (Unaudited)	5
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008 (Unaudited)	6
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2009 (Unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (Unaudited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28
Part II – Other Information:
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 6. Exhibits	34

EX-15.1 LETTER REGARDING UNAUDITED FINANCIAL INFORMATION
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 906, CERTIFICATION OF THE CEO
EX-32.1 SECTION 302, CERTIFICATION OF THE CAO
EX-32.2 SECTION 906, CERTIFICATION OF THE CAO

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EDCI Holdings, Inc.

We have reviewed the condensed consolidated balance sheet of EDCI Holdings, Inc. and subsidiaries as of September 30, 2009, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008, the condensed consolidated statement of stockholders’ equity and comprehensive loss for the nine month period ended September 30, 2009, and the condensed consolidated statements of cash flows for the nine month periods ending September 30, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Indianapolis, Indiana
October 30, 2009

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(unaudited)
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$ 78,357	$ 75,112
Restricted cash	2,452	7,258
Accounts receivable, net of allowances for doubtful accounts of
$2,913 and $3,008 for September 30, 2009 and December 31, 2008, respectively	14,541	19,129
Current portion of long-term receivable	1,256	599
Inventories, net	6,424	4,845
Prepaid expenses and other current assets	13,065	12,513
Deferred income taxes	108	105
Assets held for sale	7,000	7,154
Current assets, discontinued operations	203	8,691
Total Current Assets	123,406	135,406
Restricted cash	25,396	25,439
Property, plant and equipment, net	17,763	21,186
Long-term receivable	2,276	3,066
Long-term investments	870	1,020
Deferred income taxes	1,507	1,694
Other assets	3,954	4,739
TOTAL ASSETS	$ 175,172	$ 192,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,174	$ 15,930
Accrued expenses and other liabilities	32,139	24,435
Loans from employees	1,021	1,142
Current portion of long-term debt	7,467	2,281
Current liabilities, discontinued operations	2,049	10,226
Total Current Liabilities	55,850	54,014
Other non-current liabilities	3,936	8,353
Loans from employees	1,526	2,490
Long-term debt	1,928	7,996
Pension and other defined benefit obligations	35,677	35,052
Non-current liabilities, discontinued operations	-	41
Total Liabilities	98,917	107,946
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-	-
Common stock, $.02 par value; authorized: 15,000,000 shares
September 30, 2009 -- 7,019,436 shares issued; December 31, 2008 -- 7,019,436 shares issued	140	140
Additional paid in capital	371,338	371,091
Accumulated deficit	(305,027)	(294,988)
Accumulated other comprehensive income	6,350	4,583
Treasury stock at cost:
September 30, 2009 -- 333,299 shares; December 31, 2008 -- 324,794 shares	(1,657)	(1,427)
Total EDCI Holdings, Inc. Stockholders' Equity	71,144	79,399
Noncontrolling interest in subsidiary company	5,111	5,205
Total Stockholders' Equity	76,255	84,604
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 175,172	$ 192,550

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 30,849	$ 43,634
Service revenues	11,933	14,583
Total Revenues	42,782	58,217
COST OF REVENUES:
Cost of product revenues	27,467	37,888
Cost of service revenues	8,340	9,558
Total Cost of Revenues	35,807	47,446
GROSS PROFIT	6,975	10,771
OPERATING EXPENSES:
Selling, general and administrative expense	7,526	8,243
Amortization of intangible assets	-	1,598
Total Operating Expenses	7,526	9,841
OPERATING INCOME (LOSS)	(551)	930
OTHER INCOME (EXPENSE):
Interest income	47	846
Interest expense	(161)	(501)
Gain on currency swap, net	-	3,474
Gain (loss) on currency transaction, net	50	(1,371)
Other expense, net	(32)	(351)
Total Other Income (Expense)	(96)	2,097
INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(647)	3,027
Income tax provision	722	485
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,369)	2,542
DISCONTINUED OPERATIONS, NET OF TAX:
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	56	(1,491)
GAIN ON SALE OF EDC U.S. OPERATIONS	409	-
NET INCOME (LOSS)	$ (904)	1,051
Noncontrolling interest in subsidiary company	(4)	39
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (900)	$ 1,012
INCOME (LOSS) PER WEIGHTED AVERAGE COMMON SHARE (1):
Income (loss) from continuing operations attributable to common stockholders	$ (0.20)	$ 0.37
Discontinued operations attributable to common stockholders:
Income (loss) from discontinued operations attributable to common stockholders	0.01	(0.22)
Gain on sale of EDC U.S. Operations	0.06	-
Net income (loss) per weighted average common share	$ (0.13)	$ 0.15
INCOME (LOSS) PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Income (loss) from continuing operations attributable to common stockholders	$ (0.20)	$ 0.37
Discontinued operations attributable to common stockholders:
Income (loss) from discontinued operations attributable to common stockholders	0.01	(0.22)
Gain on sale of EDC U.S. Operations	0.06	-
Net income (loss) per weighted average common share	$ (0.13)	$ 0.15

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON STOCKHOLDERS
Income (loss) from continuing operations	$ (1,359)	$ 2,536
Income (loss) from discontinued operations	50	(1,524)
Gain on sale of EDC U.S. Operations	409	-
Net Income (Loss)	$ (900)	$ 1,012

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 89,201	$ 128,475
Service revenues	32,248	44,133
Total Revenues	121,449	172,608
COST OF REVENUES:
Cost of product revenues	79,375	111,268
Cost of service revenues	23,788	30,003
Total Cost of Revenues	103,163	141,271
GROSS PROFIT	18,286	31,337
OPERATING EXPENSES:
Selling, general and administrative expense	21,217	27,049
Severance costs for UK facility closure	7,152	-
Amortization of intangible assets	-	4,843
Total Operating Expenses	28,369	31,892
OPERATING LOSS	(10,083)	(555)
OTHER INCOME (EXPENSE):
Interest income	310	2,893
Interest expense	(569)	(1,759)
Gain on currency swap, net	2,111	881
Gain (loss) on currency transaction, net	537	(1,965)
Other expense, net	(18)	(343)
Total Other Income (Expense)	2,371	(293)
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(7,712)	(848)
Income tax provision	414	853
LOSS FROM CONTINUING OPERATIONS	(8,126)	(1,701)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(2,596)	(9,194)
GAIN ON SALE OF EDC U.S. OPERATIONS	589	-
NET LOSS	$ (10,133)	(10,895)
Noncontrolling interest in subsidiary company	(94)	(203)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$ (10,039)	$ (10,692)
LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations attributable to common stockholders	$ (1.20)	$ (0.24)
Discontinued operations attributable to common stockholders:
Loss from discontinued operations attributable to common stockholders	(0.38)	(1.31)
Gain on sale of EDC U.S. Operations	0.08	-
Net loss per weighted average common share	$ (1.50)	$ (1.55)
LOSS PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Loss from continuing operations attributable to common stockholders	$ (1.20)	$ (0.24)
Discontinued operations attributable to common stockholders:
Loss from discontinued operations attributable to common stockholders	(0.38)	(1.31)
Gain on sale of EDC U.S. Operations	0.08	-
Net loss per weighted average common share	$ (1.50)	$ (1.55)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON STOCKHOLDERS
Loss from continuing operations	$ (8,078)	$ (1,641)
Loss from discontinued operations	(2,550)	(9,051)
Gain on sale of EDC U.S. Operations	589	-
Net Loss	$ (10,039)	$ (10,692)

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional	Accumulated	Other Comprehensive	Treasury Stock		Noncontrolling
	Shares		Paid-in Capital	Deficit	Income	Shares		Interest

Balances, January 1, 2009	7,019	$ 140	$ 371,091	$ (294,988)	$ 4,583	325	$ (1,427)	$ 5,205
Net loss	-	-	-	(10,133)	-	-	-
Foreign currency translation	-	-	-	-	1,746	-	-	-
Post-retirement and pension
benefit obligation adjustment	-	-	-	-	(84)	-	-	-
Net unrealized investment gains	-	-	-	-	105	-	-	-
Shares issued for restricted stock awards	-	-	-	-	-	(11)	-	-
Stock based compensation	-	-	247	-	-	(27)	-	-
Acquisition of treasury stock	-	-	-	-	-	46	(230)	-
Noncontrolling interest in subsidiary company	-	-	-	94	-	-	-	(94)
Balances, September 30, 2009	7,019	$ 140	$ 371,338	$ (305,027)	$ 6,350	333	$ (1,657)	$ 5,111

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common shareholders	$ (10,039)	$ (10,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of EDC U.S. Operations	(589)	-
Depreciation and amortization	4,941	17,853
Stock compensation expense	247	118
Gain on currency swap	(2,111)	(881)
Foreign currency transaction (gain) loss	(537)	1,965
Severance cost for UK facility closure	6,725	-
Gain on adjustment to discontinued operations tax payable	(205)	(1,169)
Deferred income tax provision	318	(220)
Non-cash interest expense	384	783
Noncontrolling interest in subsidiary company	(94)	(203)
Other	(346)	114
Changes in operating assets and liabilities, net of effects of business dispositions:
Restricted cash	971	(456)
Accounts receivable	11,337	4,505
Inventories	(680)	(800)
Prepaid and other current assets	762	(1,940)
Long-term receivables	245	414
Other assets	854	265
Accounts payable	(6,914)	(830)
Accrued liabilities and income taxes payable	(6,035)	(8,974)
Other liabilities	519	1,985
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(247)	1,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,017)	(2,375)
Cash restricted under long-term borrowing agreement	4,770	-
Proceeds from sale of equipment from U.S. operations	2,796	-
Purchase of available-for-sale securities	-	(12,615)
Proceeds from the sale of short-term securities	150	38,523
Settlement of cross-currency swap	(2,093)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,606	23,533
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,041)	(1,277)
Repayment of capital lease obligations	(68)	(362)
Proceeds from revolving credit facility	-	7,500
Repayment of long-term borrowing	(1,023)	(15,212)
Acquisitions of treasury stock	(230)	(1,396)
NET CASH USED IN FINANCING ACTIVITIES	(2,362)	(10,747)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,248	(879)
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,245	13,744
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,112	63,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 78,357	$ 77,594

See Notes to Condensed Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

1.	Business, Liquidity and Continuing Operations

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

On September 9, 2009, the Company announced that its Board of Directors unanimously approved recommending a dissolution process to EDCIH’s stockholders.  In this regard, on October 14, 2009, the Board of Directors unanimously approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), subject to stockholder approval.  The ultimate goal is to effect a distribution of the maximum amount of cash of EDCIH to its stockholders while retaining sufficient reserves settle both known and unknown liabilities in accordance with state law requirements.  The Plan of Dissolution provides for an orderly wind down of EDCIH’s business and operations during a three-year statutory period under Delaware law.  If the dissolution is approved by the stockholders, EDCIH expects to make an aggregate initial distribution of cash to its stockholders of up to $30.0 million.  EDCIH’s indirect ownership of 97.99% of the membership units of EDC will be an asset of EDCIH that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, however, subsequent to the stockholder ratification of the Plan of Dissolution, EDCIH’s consolidated financials will be required to reflect the value of EDC’s assets and liabilities under liquidation accounting. During EDCIH’s three-year dissolution period, EDCIH will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to repayment of EDC’s bank debt and other legal requirements. If EDCIH continues to own any interest in EDC at the end of the three year dissolution period, EDCIH anticipates transferring such interests to a liquidating trust, for the benefit of the Company’s stockholders.

If the Plan of Dissolution is approved by EDCIH’s stockholders, EDCIH intends to file a certificate of dissolution with the Delaware Secretary of State as soon as reasonably practicable after receipt of the required revenue clearance certificate from the Delaware Department of Finance.  The dissolution will be effective upon the effective date of the certificate of dissolution, or upon any later date specified in the certificate of dissolution.  Thereafter, EDCIH will cease all business activities except for those relating to winding up EDCIH’s business and affairs, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCIH, seeking to convert EDCIH’s assets into cash or cash equivalents, discharging or making provision for discharging EDCIH’s known and unknown liabilities, making cash distributions to stockholders, withdrawing from all jurisdictions in which EDCIH is qualified to do business, and, if EDCIH is unable to convert any assets to cash or cash equivalents by the end of the statutory three-year dissolution period, distributing EDCIH’s remaining assets among its stockholders in-kind according to their interests or placing them in a liquidating trust for the benefit of stockholders, and, subject to statutory limitations, taking all other actions necessary to wind up EDCIH’s business and affairs.

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company believes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The Company has evaluated the effect of subsequent events through October 30, 2009, the issuance date of these financial statements.

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

If EDCIH’s stockholders approve the Plan of Dissolution, EDCIH, including EDC, will change its basis of accounting on the date of approval from that of an operating enterprise, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.  Recorded liabilities will include the estimated expenses associated with carrying out the Plan of Dissolution.  The financial information presented in this Quarterly Report on Form 10-Q does not include any adjustments necessary to reflect the possible future effects on recoverability of the assets or settlement of liabilities that may result from adoption of the Plan of Dissolution or EDCIH’s potential to complete such plan in an orderly manner.

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

Following the transaction described above, the Company continues to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  The Company’s business continues to be impacted by trends that have negatively impacted the manufacturing and distribution segment of the entertainment industry in general, including industry overcapacity, recessionary economic conditions in many parts of the world and weakness in demand for its core products due to digital downloads involving piracy.  Several of the Company’s international customers have been impacted by the threat of credit insurers dropping coverage and thus increasing the risk of its continued business with these parties.

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate the European operations. As a result of this plan, EDC would cease all operations presently conducted at its Blackburn facility in the United Kingdom and relocate the production of units required by Universal, its largest customer, that were previously manufactured in the Blackburn facility, to EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.   EDC would also relocate certain equipment and related assets from Blackburn to Hannover and any remaining equipment or assets would be sold or disposed of.  See Note 11.

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

4.	Inventories

Inventories, net at September 30, 2009 and December 31, 2008 consisted of:

	September 30,	December 31,
	2009	2008
Raw materials	$ 4,714	$ 3,859
Finished goods	306	426
Work in process	1,404	560
Total	$ 6,424	$ 4,845

At September 30, 2009 and December 31, 2008, reserves were approximately $1.5 million and $1.0 million, respectively.

5.	Cash and Cash Equivalents

Restricted Cash

EDC Central European Operation

Restricted cash of EDC’s central European operation at September 30, 2009 was $27.2 million, including $1.8 million classified as current. The restricted cash is being held in escrow to fund various pension and other employee related obligations. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly. On June 1, 2010, the restrictions expire, and any remaining funds in escrow will be released to EDC and the Company intends to fund the EDC pension benefits using the funds held in escrow and included in restricted cash in the consolidated balance sheets and from cash from operations.

EDC U.S. Operation

Restricted cash relating to EDC’s U.S. operation at September 30, 2009 was $0.6 million.  As part of the Sony Sale, EDC’s Senior Secured Credit Facility was amended to include provisions which required a portion of the proceeds from the Sony Sale to be held in escrow in the name of the administrative agent for use in the wind-down of certain U.S. operations or prepayment of loans under the terms of the Seventh Amendment to the credit agreement.

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

EDC entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. EDC’s objective is to manage foreign currency exposure arising from its intercompany loan to its German subsidiary acquired in May of 2005 and is therefore, for purposes other than trading. The loan is denominated in Euros and repayment is due on demand, or by May 31, 2010.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830 – Foreign Currency Matters and FASB ASC 815 – Derivatives and Hedging, the currency swap does not qualify for hedge accounting and, as a result, EDC reports the foreign currency exchange gains or losses attributable to changes in the U.S.$/€ exchange rate on the currency swap in earnings.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.  In the nine months ended September 30, 2009, EDC recorded a gain of $2.1 million in the accompanying condensed consolidated statements of operations related to the settlement of the swap.

7.	Fair Value Measurements

The Company’s financial instruments are measured and recorded in accordance with FASB ASC 820 – Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  FASB ASC 820 – Fair Value Measurements and Disclosures defines fair value as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

FASB ASC 820 requires disclosure regarding the manner in which fair value is determined for assets and liabilities and establishes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

Level 1 — Unadjusted quoted prices (observable inputs) that are available in active markets for identical assets or liabilities at the measurement date.

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

The Company’s financial instruments consist of cash equivalents, accounts receivable, notes receivable, long-term debt and other long-term obligations.  For cash equivalents, accounts receivable, notes receivable and other long-term obligations, the carrying amounts approximate fair values.

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2009, according to the valuation techniques it used to determine their fair values.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant Unobservable
	September 30,	Markets for Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$ 870			$ 870
Deferred Comp Trust Plan	602	602
Total	$ 1,472	$ 602	$ -	$ 870

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction-Rate Securities
Beginning balance	$ 1,020
Purchases, sales and settlements, net	(150)
Total gains or losses (realized/unrealized)
included in earnings	-
Ending Balance	$ 870

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Auction-Rate Securities.  At September 30, 2009, the Company’s investments consisted of one auction-rate security. Its investment in the auction-rate security is classified as Level 3 as quoted prices were unavailable.  Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at September 30, 2009.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

Deferred Compensation. The Company’s deferred compensation assets consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable it to obtain pricing information on an ongoing basis.

8.	Long-Term Debt

	September 30,	December 31,
	2009	2008
Senior Secured Credit Facility	$ 7,000	$ 8,000
Payable to Universal - undiscounted	2,845	2,749
Capital Lease	-	74
Employee Loans	2,547	3,632
Subtotal	12,392	14,455
Less: Unamortized Discount	(450)	(546)
Total Debt	$ 11,942	$ 13,909
Less: Current Portion	(8,488)	(3,423)
Total Long Term Debt	$ 3,454	$ 10,486

EDC has a Senior Secured Credit Facility with Wachovia Bank National Association, as agent, for an aggregate principal amount of $9.5 million, consisting of a term facility of $7.0 million and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). There were no outstanding borrowings under the revolving credit facility at September 30, 2009.  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

The term loan expires on December 31, 2010.  The Senior Secured Credit Facility bears interest, at the Company’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by the Company.  The weighted average interest rate on the term loan was 2.60% at September 30, 2009.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  Scheduled payments under the term loan are due as follows: $1.6 million due on December 31, 2009, $1.9 million due on June 30, 2010, and $3.5 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein.  As previously noted, the Company’s plan to consolidate its Blackburn and Hannover facilities operations requires lender consent. As of September 30, 2009 we have not obtained such consent but have taken certain steps to proceed with the consolidated plan as we continue to negotiate with the lenders. At this stage in the negotiations, EDC is not able to predict if an agreement amicable to both parties will be reached.  As such, we have classified the entire $7.0 million outstanding under the term loan as current on the condensed consolidated balance sheet as of September 30, 2009.

9.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB ASC 740 – Income Taxes.  The Company identified, evaluated, and measured the amount of income tax benefits to be recognized for all income tax positions. The net income tax assets recognized under FASB ASC 740 – Income Taxes did not differ from the net assets recognized before adoption and, therefore, the Company did not record an adjustment related to the adoption of the standard.

During the nine months ended September 30, 2009, the amount of gross unrecognized tax benefits was reduced by $0.2 million primarily due to the expiration of certain statutes of limitation, which offset the impact of additional interest and exchange rate fluctuations.  Of the unrecognized tax benefits recorded as of September 30, 2009, it is anticipated that over the next 12 months various tax-related statutes of limitation will expire which will cause a $2.5 million reduction in the unrecognized tax benefits, consisting of $1.5 million in taxes and $1.0 million in accrued interest and penalties.  These unrecognized tax benefits relate primarily to transfer pricing. All of these uncertainties relate to discontinued operations.

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

10.	Employee Benefit Plans

Net post-retirement benefit costs consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$ 212	$ 215	$ 595	$ 684
Interest cost on APBO	425	387	1,170	1,235
Amortization of prior service costs	3	(5)	10	(14)
Amortization of prior service costs due to curtailment	-	-	(248)	-
Curtailment gain	-	-	(280)	-
Amortization of actuarial loss	-	4	-	7
	$ 640	$ 601	$ 1,247	$ 1,912

The Company provides certain former employees with limited health care benefits under a post-retirement healthcare benefit plan.  During 2009, the Company provided notice to several former employees that the Company was exercising its right to terminate their retiree benefits and thus their coverage had been effectively terminated.  Accordingly, the Company recorded an adjustment of $0.5 million related to a curtailment gain and amortization of prior service costs in the nine months ended September 30, 2009.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

11.	UK Facility Closure and Germany Restructuring

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC intends to cease, by year-end 2009, substantially all operations presently conducted at its Blackburn facility in the United Kingdom and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  Consummation of the Consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders in regards to the Consolidation transaction but have yet to reach an agreement amicable to both parties.  Further, Universal International Music B.V. (“UIM”)  provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  See Note 17.

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of $7.2 million in severance costs for approximately 270 employees, costs associated with exiting Blackburn’s leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover of $2.5 million.  During the second quarter of 2009, the employees at EDC’s Blackburn facility were given their formal notices of termination, which obligates the Company to pay approximately $7.2 million in severance to the employees of Blackburn between July 2009 and June 2010.  The amount owed relates to prior service; therefore the Company recorded an accrual and related charge for these estimated severance obligations in the second quarter of 2009, included in severance costs for UK facility closure in the condensed consolidated statement of operations.  In the third quarter of 2009, EDC gave notice to the landlord of its Blackburn facility of its intention to exercise its lease-break option on the facility.  As such, costs associated with the lease break penalty and remaining lease payments on the lease totaling approximately $0.7 million were recorded into cost of sales. Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the German operations.  EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.  During the third quarter of 2009, the Company made severance payments of $0.5 million related to plan and as of September 30, 2009, $6.7 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

During 2009, the Company implemented a plan to streamline its manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce its cost base accordingly.  As part of this plan, the Company offered a voluntary exit program to employees in selected areas.  As a result of these actions, the Company recorded severance charges of approximately $0.7 million into cost of revenues in the period ended September 30, 2009.  The Company made payments of $0.7 million related to the plan through September 30, 2009, and thus no amount remains accrued in the accompanying consolidated balance sheet.

During 2008, the Company implemented a plan to reduce staffing at its combined manufacturing and distribution operations in Hannover, Germany.  In total, the plan resulted in the reduction of the Company’s Germany employment by approximately 5%, predominately in its distribution operations.  As a result of these actions, the Company recorded additional severance charges of approximately $0.3 million into cost of revenues during the nine months ended September 30, 2009. The Company made payments of $1.0 million as of September 30, 2009, $0.4 million is recorded in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

12.	Noncontrolling Interests

On January 1, 2009 the Company adopted FASB ASC 810 – Consolidations, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Retroactive adoption of the presentation and disclosure requirements for existing minority interests is required.  As required by FASB ASC 810 – Consolidations, the Company reclassified $5.1 million and $5.2 million of minority interest in subsidiary company to stockholders’ equity on the condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008, respectively.

13.	Discontinued Operations

(a) EDC U.S. Operations

On October 31, 2008,  the Company announced that its EDC subsidiary entered into an Asset Purchase Agreement (the “Agreement”) with Sony DADC for the sale of its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal Music Group, the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC (collectively, the “Sony Sale”).  On December 31, 2008, the Sony Sale closed. In accordance with the Agreement, EDC received $26.0 million in cash at closing and received approximately $1.5 million for equipment sold to Sony DADC pursuant to the Agreement and $0.6 million for inventory acquired during the first nine months of 2009. The $26.0 million purchase price is subject to certain post-closing working capital adjustments, as provided in the Agreement. The Agreement also provides for up to $2.0 million as contingent consideration related to the transferred operations achieving target criteria during 2009. We do not expect to receive any significant consideration related to the transferred operations. The Agreement includes customary representations and warranties accompanied by certain limited indemnification rights, secured by a second lien on EDC's U.S. assets in favor of Sony DADC.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

The Company’s Kings Mountain, North Carolina facility, which was not disposed of in the Sony Sale, was written down to $7.0 million and reclassified as held for sale in the accompanying consolidated balance sheet.

At September 30, 2009 and December 31, 2008, the Company recorded a gain on the Sony Sale as follows:

	December 31, 2008	Adjustments	September 30, 2009
Assets Sold and Liabilities Assumed
Accounts receivable	$ (381)	$ -	$ (381)
Inventory	(820)	-	(820)
Other current assets	(198)	-	(198)
Fixed assets	(7,532)	-	(7,532)
Intangible assets	(6,368)	-	(6,368)
Accounts payable	163	-	163
Accrued liabilities	878	-	878
	$ (14,258)	$ -	$ (14,258)
Other expenses	(10,488)	-	(10,488)
Transaction costs	(600)	-	(600)
	$ 25,346	$ -	$ 25,346
Proceeds	28,058	589	28,647
Gain on sale	$ 2,712	$ 589	$ 3,301

The operating results of the Company’s EDC U.S. operations are classified as discontinued operations for all periods presented in the consolidated statements of operations.  Additionally, the Company reported all the remaining EDC U.S. operations assets at their net realizable value in the consolidated balance sheet as of September 30, 2009 and December 31, 2008.

Severance charges are being recorded over the employees’ service period. The Company recorded severance charges amounting to $0.9 million for the year ended December 31, 2008.  During the nine months ended September 30, 2009, the Company recorded $0.8 million in severance related costs related to its exit plan.  The Company paid out approximately $1.7 million in severance in the nine months ended September 30, 2009.  Additionally, during the nine months ended September 30, 2009, the Company recorded gains of $0.6 million related to the sale of the remaining equipment of our discontinued U.S. operations.

Results for the EDC U.S. Operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$ -	$ 29,594	$ -	$ 77,749
Loss from discontinued operations:
Loss from operations before income taxes	(126)	(1,638)	(2,885)	(10,363)
Provision for income taxes	-	-	-	-
Loss from operations	$ (126)	$ (1,638)	$ (2,885)	$ (10,363)
Gain on disposal before income taxes	409	-	589	-
Provision for income taxes	-	-	-	-
Gain on disposal of discontinued operations	409	-	589	-
Gain (loss) from discontinued operations	$ 283	$ (1,638)	$ (2,296)	$ (10,363)

The loss from discontinued operations consists of operating losses for the Company’s EDC U.S. operations.  Certain estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above.  There is no cumulative benefit for income taxes recorded due to the uncertainty about the Company’s ability to utilize the net operating losses.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

The classes of assets and liabilities included as part of the sale of the Company’s EDC U.S. operations are reported as discontinued operations on the Company’s consolidated balance sheet as follows:

	September 30,	December 31,
	2009	2008
Current Assets
Accounts receivable	$ -	$ 5,093
Inventory	-	515
Prepaid and other current assets	202	3,082
	$ 202	$ 8,690

Current Liabilities
Accounts payable	$ 13	$ 3,268
Accrued employee wages and benefits	-	1,651
Accrued income and other taxes	122	2
Accrued other	1,515	4,759
	$ 1,650	$ 9,680

Non-Current Liabilities
Other	-	41
	$ -	$ 41

(b) Messaging and Paging

The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the condensed consolidated statements of operations.  Additionally, we reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the condensed consolidated balance sheet as of September 30, 2009 and December 31, 2008.

Results for discontinued operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$ -	$ -	$ -	$ -

Income (loss) from discontinued operations:
Income (Loss) from operations before income taxes	118	71	84	5
Benefit for income taxes	(64)	(76)	(205)	(1,164)
Income from operations	$ 182	$ 147	$ 289	$ 1,169

Gain on disposal before income taxes	-	-	-	-
Provision for income taxes	-	-	-	-
Gain on disposal of discontinued operations	-	-	-	-
Income from discontinued operations	$ 182	$ 147	$ 289	$ 1,169

The income from discontinued operations consists of operating losses incurred in the Messaging and Paging segments. The nine month periods ended September 30, 2009 and 2008 include credits of $0.2 million and $1.2 million, respectively, for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.

The major classes of assets and liabilities included as part of the sale of the Messaging and Paging group reported as discontinued operations on the Company’s consolidated balance sheet were $0.4 million and $0.5 million for accrued taxes and other liabilities at September 30, 2009 and December 31, 2008, respectively.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

14.	Segment Reporting

The Company has only one reportable segment, EDC, which consists of its optical disc manufacturing and distribution operations.  EDC has two product categories: product representing the manufacturing of optical discs and services representing the distribution of optical discs.  The interim results are not necessarily indicative of estimated results for a full fiscal year.  The first half of each calendar year is typically the lowest point in the revenue cycle for the Company’s business.

Universal accounted for revenues of $35.5 million and $98.8 million, or 83.1% and 81.4% of total revenues, for the three and nine months ended September 30, 2009, respectively, and $41.8 million and $124.1 million, or 71.8% and 71.9% of total revenues, for the three and nine months ended September 30, 2008, respectively, and was the only customer to exceed 10% of total revenues.

Geographic Area

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	Revenues		Revenues
United Kingdom	6,227	15,562	22,393	44,335
Germany	35,066	41,079	94,565	122,814
Other	1,489	1,576	4,491	5,459
Consolidated	$ 42,782	$ 58,217	$ 121,449	$ 172,608

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

15.	Comprehensive Loss

Comprehensive loss is comprised of net loss, gains (losses) resulting from currency translations of foreign entities, unrealized investment gains (losses) for the Company’s deferred compensation trust and adjustments to the post retirement and pension benefit obligation.   Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$ (904)	$ 1,051	$ (10,133)	$ (10,895)
Foreign currency translation	561	(3,984)	1,746	(410)
Post-retirement and pension benefit obligation	62	(1)	(84)	(7)
Net unrealized investment gains (losses)	66	(213)	105	(239)
Comprehensive Loss	$ (215)	$ (3,147)	$ (8,366)	$ (11,551)

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

The following table sets forth the computation of loss per share (1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations attributable to common shareholders	$ (1,359)	$ 2,536	$ (8,078)	$ (1,641)
Income (loss) from discontinued operations, net of tax attributable to common shareholders	50	(1,524)	(2,550)	(9,051)
Gain on sale of EDC U.S. Operations	409	-	589	-
Net income (loss) attributable to common shareholders	$ (900)	$ 1,012	$ (10,039)	$ (10,692)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	6,702	6,797	6,704	6,889
Effect of dilutive securities: restricted stock awards	-	2	-	-
Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	6,702	6,799	6,704	6,889

Income (loss) per weighted average common share (2):
Income (loss) from continuing operations attributable to common shareholders	$ (0.20)	$ 0.37	$ (1.20)	$ (0.24)
Income (loss) from discontinued operations, net of tax attributable to common shareholders	0.01	(0.22)	(0.38)	(1.31)
Gain on sale of EDC U.S. Operations	0.06	-	0.08	-
Income (loss) attributable to common shareholders	$ (0.13)	$ 0.15	$ (1.50)	$ (1.55)

Income (loss) per weighted average diluted common share (2):
Income (loss) from continuing operations attributable to common shareholders	$ (0.20)	$ 0.37	$ (1.20)	$ (0.24)
Income (loss) from discontinued operations, net of tax attributable to common shareholders	0.01	(0.22)	(0.38)	(1.31)
Gain on sale of EDC U.S. Operations	0.06	-	0.08	-
Income (loss) attributable to common shareholders	$ (0.13)	$ 0.15	$ (1.50)	$ (1.55)

Dilutive securities not included above due anti-dilutive effect as a result of the net loss position	8	-	3	1
Anti-dilutive securities not included above: stock options	139	140	142	140

(1) All shares and per share amounts displayed in the above table reflect the effect of the reorganization as disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2008

(2) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

There were no shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the three and nine months ended September 30, 2009 and September 30, 2008, as their effect would be anti-dilutive.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to UIM of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 as amended (the “International Distribution Agreement”).  UIM is part of the Universal Music Group, which is EDC’s largest customer.  EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  However, the February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice and EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement.  EDC and UIM have agreed to the three-member arbitration panel and the arbitration panel is in the process of establishing a schedule for the proceeding.  No date for the arbitration has been set.

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

Anticipatory Breach of Manufacturing and Related Service Agreement Claim.  On July 23, 2009, UIM provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  UIM claims that the maintenance by EDC of a facility in the United Kingdom to service UIM’s UK manufacturing requirements is a “fundamental implied term of the Manufacturing Agreement.”  As a result, UIM claims that EDC has forfeited its right to continue to service 100% of UIM’s UK manufacturing requirements, and UIM is entitled to sub-contract the entirety of such volume to a UK - located third party of its choice.  UIM’s UK manufacturing requirements accounted for approximately 17% of EDC’s manufacturing volume in the first nine months of 2009.  UIM has not yet elected to enforce that remedy but has reserved the right to do so by written notice.  On July 28, 2009, EDC sent written notice to UIM forcefully refuting its claims and also asserting that UIM is attempting to imply a term into the Manufacturing Agreement that has been expressly dealt with in amendments to the agreement providing that EDC “will use its commercially reasonable endeavors to manufacture the majority of [UIM’s] Manufacturing Requirements for the UK at the Blackburn Facility.”  As previously disclosed in March 2009, management of EDC determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC also asserted in its July 28, 2009 response that UIM’s claims in its July 23, 2009 letter constitute a gross violation of the covenant of good faith and fair dealing implied into the Manufacturing Agreement.  EDC further provided notice to UIM that if UIM did not withdraw its claims in the July 23, 2009 notice within seven days of EDC’s July 28, 2009 response, it would refer this matter to arbitration seeking a declaration that there is no breach by EDC of the Manufacturing Agreement as a result of the Blackburn – Hannover Consolidation and seeking damages for the losses incurred by EDC as a direct result of the July 23, 2009 letter and the continued breaches by UIM of the implied covenant of good faith and fair dealing.  UIM did not withdraw its claims, and EDC has therefore submitted the matter to arbitration, and have invited UIM to agree that the same arbitration panel be appointed to deal with this arbitration claim and with the pending arbitration related to the International Distribution Agreement.  EDC does not believe UIM’s claim has merit and intends to vigorously defend and prosecute this matter if UIM does not withdraw its claims.  However, if UIM were successful in its claim and enforced its alleged remedy, EDC could suffer loss of volumes that, based on the high fixed cost nature of EDC’s manufacturing operations, would have a material adverse effect on its profitability.

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

On October 23, 2008, plaintiffs in the Subsequent Actions moved for leave to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement. On January 12, 2009, the federal court denied that motion.  On July 13, 2009, the plaintiffs appealed under state law solely from that aspect of the state court decision that denied their application for attorney's fees.  Pursuant to the settlement, EDCI’s insurer has already agreed to pay plaintiffs’ attorney’s fees in the amount requested in the July 13, 2009 appeal, subject to approval by the Court, and EDCI has agreed not to oppose any such application for attorney’s fees.  Accordingly, neither EDCI nor EDCI’s insurer will be opposing the appeal. EDCI is currently seeking to be reimbursed for the insurable portions of certain fees incurred related to this matter.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  EDC does not believe the complaint has merit, intends to vigorously defend this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The case is still pending and discovery and motion practice are continuing.  The most recent event is the Court’s denial of plaintiffs’ motion for a summary judgment that EDC breached the contract.  Pending before the Court is a motion for summary judgment that there is no patent infringement.  The Court has stayed the motion for summary judgment pending a hearing on claim construction tentatively scheduled for early November, 2009.  In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.  EDC has filed a defense and has received a court summons deferred until November 2009 to appear before the Regional Court of Hannover.  At the request of UIM, EDC is currently in negotiations with Philips to agree to a settlement of the claim.  At this stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. EDC does, however, have indemnification rights under the Manufacturing Agreement with UIM for substantially all the disputed amount.

Michael W. Klinger Litigation. On April 17, 2009, EDCIH, EDC and Entertainment Distribution Company (USA) LLC (a wholly-owned subsidiary of EDC) (“EDC USA”) filed suit against Michael W. Klinger, the former Executive Vice President and Chief Financial Officer (“CFO”) of EDCIH, in the United States District Court for the Southern District of New York (the “Klinger New York Complaint”).  The complaint was filed after Mr. Klinger repudiated an amicable separation and asserted his right to terminate his employment with Good Reason (as defined in Mr. Klinger’s October 3, 2008 employment agreement) and EDCIH’s Board terminated Mr. Klinger’s employment with Cause under his employment agreement as a result of Mr. Klinger’s approval of certain unauthorized severance payments to employees and other specific deficiencies in his work performance.  The Klinger New York Complaint seeks: a) a declaratory judgment that the circumstances of the termination of Mr. Klinger’s employment constitute Cause under his employment agreement, or, in the alternative, that Mr. Klinger resigned without Good Reason, as a result of which EDCIH may terminate Mr. Klinger’s employment with Cause; b) recovery for the loss suffered by EDCIH et. al. in connection with Mr. Klinger’s approval of the unauthorized severance payments; c) attorney’s fees and related costs and d) such other relief as the Court deems appropriate.  On May 11, 2009, Mr. Klinger filed a Motion to Dismiss for lack of jurisdiction and/or improper venue or, in the alternative to transfer the case to the United States District Court for the Southern District of Indiana, the venue where Mr. Klinger instituted the Klinger Indiana Counter-Suit (described below).  EDCI et. al. have opposed Mr. Klinger’s motion, which is still pending.  EDCIH et. al. intend to vigorously prosecute this action, but at this early stage in the matter, EDCIH is not able to assess the likelihood of a favorable outcome.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
(Unaudited)

On April 23, 2009, Mr. Klinger filed a Charge of Discrimination against EDCIH, EDCI, EDC and EDC USA with the Equal Employment Opportunity Commission (“EEOC”) alleging that he was the victim of age discrimination and retaliation (the “EEOC Complaint”).  On May 6, 2009, EDCIH et. al. submitted a statement of position in rebuttal of the EEOC Complaint and the parties are currently awaiting a decision by the EEOC.  In October 2009, Mr. Klinger received a Notice of Right to Sue permitting him to pursue his charge of discrimination directly against EDCIH et. al., but the EEOC did not otherwise render any judgment on the merits of Klinger’s case.  EDCIH et. al do not believe the EEOC Complaint has merit and intend to vigorously defend this action, but at this early stage in the matter, EDCIH is not able to assess the likelihood of a favorable outcome.

On May 8, 2009, Mr. Klinger also filed a complaint against EDCIH, EDCI, EDC, EDC USA and Mr. Robert L. Chapman, Jr., then CEO of EDCIH and EDC, in the United States District Court for the Southern District of Indiana (the “Klinger Indiana Counter-Suit”).  The Klinger Indiana Counter-Suit seeks:  i) compensatory damages for breach of Mr. Klinger’s employment agreement; ii) damages, including liquidated damages and attorney fees under certain Indiana statutes resulting from any unpaid wages and compensation due and payable to Klinger upon his termination; (iii) damages for defamation Klinger alleges resulted from statements made in various public SEC filings of the Company and (iv) related costs and fees.  The Klinger Indiana Counter-Suit also indicated Mr. Klinger’s intention to add claims under the Age Discrimination in Employment Act (“ADEA”) following receipt of a Notice of Right to Sue in connection with the EEOC Complaint.  Mr. Klinger has now amended his complaint to add claims under the ADEA, and has also added claims related to alleged breaches by EDCIH et. al. of their notice obligations under the COBRA health benefit continuation statutes and alleged breaches by EDCIH et. al.’s of their fiduciary duties to provide Mr. Klinger with paperwork related to his right to convert or port his life insurance policies following his termination of employment. All defendants in the Klinger Indiana Counter-Suit moved to stay the case until the motion currently pending with respect to the Klinger New York Complaint is decided.  The Indiana Court denied the motion to stay and permitted discovery to commence, but further noted that if the New York courts deny Mr. Klinger’s motion to dismiss or transfer that case, the Indiana Court will revisit the stay issue as well as address any other Indiana motions based on the pendency of a related action in another district.  EDCIH et. al do not believe the Klinger Indiana Counter-Suit has merit and intend to vigorously defend this action, but at this early stage in the matter, EDCIH is not able to assess the likelihood of a favorable outcome.

18.	New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  SFAS no. 168 provides for the FASB Accounting Standards CodificationTM (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  The Company adopted SFAS No. 168 during the third quarter of 2009 and included references to the ASC within the consolidated financial statements.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those described under the heading “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q, and Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which factors are specifically incorporated herein by this reference. All forward-looking statements included in this quarterly report on Form 10-Q are based on information available to us on the date hereof. We assume no obligation to update any forward-looking statements and do not intend to do so.

Overview

EDCI Holdings, Inc. (“EDCIH”) is a holding company and parent of Entertainment Distribution Company, Inc. which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company that is seeking to enhance stockholder value while continuing to oversee its majority investment in Entertainment Distribution Company, LLC (“EDC”), a business operating in the optical disc manufacturing and distribution segment of the entertainment industry. EDCIH’s principal executive offices are located in New York City at 11 East 44th Street, Suite 1201, New York, New York, 10017. In this Form 10-Q, the terms “we,” “us,” “our” and “the Company” each refer to EDCI Holdings, Inc. and its wholly-owned and controlled majority owned subsidiaries on a consolidated basis unless the context requires otherwise.  The term “EDCI” refers only to EDCI Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, and the term “EDC” refers only to Entertainment Distribution Company, LLC (“EDC”), and its direct and indirect wholly-owned subsidiaries.

On September 9, 2009, the Company announced that its Board of Directors unanimously approved recommending a dissolution process to EDCIH’s stockholders.  In this regard, on October 14, 2009, the Board of Directors unanimously approved a Plan of Complete Liquidation and Dissolution (the “Plan of Dissolution”), subject to stockholder approval.  The ultimate goal is to effect a distribution of the maximum amount of cash of EDCIH to its stockholders while retaining sufficient reserves to settle both known and unknown liabilities in accordance with state law requirements.  The Plan of Dissolution provides for an orderly wind down of EDCIH’s business and operations during a three-year statutory period under Delaware law.  If the dissolution is approved by the stockholders, EDCIH expects to make an aggregate initial distribution of cash to its stockholders of up to $30.0 million.  EDCI’s indirect ownership of 97.99% of the membership units of EDC will be an asset of EDCI that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, however, subsequent to the stockholder ratification of the Plan of Dissolution, EDCI’s consolidated financials will be required to reflect the value of EDC’s assets and liabilities under liquidation accounting, During EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to repayment of EDC’s bank debt and other legal requirements. If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

If the Plan of Dissolution is approved by EDCIH’s stockholders, EDCIH intends to file a certificate of dissolution with the Delaware Secretary of State as soon as reasonably practicable after receipt of the required revenue clearance certificate from the Delaware Department of Finance.  The dissolution will be effective upon the effective date of the certificate of dissolution, or upon any later date specified in the certificate of dissolution.  Thereafter, EDCIH will cease all business activities except for those relating to winding up EDCIH’s business and affairs, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCIH, seeking to convert EDCIH’s assets into cash or cash equivalents, discharging or making provision for discharging EDCIH’s known and unknown liabilities, making cash distributions to stockholders, withdrawing from all jurisdictions in which EDCIH is qualified to do business, and, if EDCIH is unable to convert any assets to cash or cash equivalents by the end of the statutory three-year dissolution period, distributing EDCIH’s remaining assets among its stockholders in-kind according to their interests or placing them in a liquidating trust for the benefit of stockholders, and, subject to statutory limitations, taking all other actions necessary to wind up EDCIH’s business and affairs.

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

EDC’s core competencies are CD and DVD replication and logistic services, a market in decline.  As an independent service provider, EDC is pursuing opportunities to increase revenue by providing a wider range of physical manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers. The rate of decline experienced in EDC’s international markets is, as yet, not nearly as severe as that experienced in the U.S. market, but is accelerating.  On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility.  As a result, EDC intends to cease by year-end 2009 substantially all operations presently conducted at its Blackburn facility in the United Kingdom, and resultantly produce all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  Consummation of the Consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement.  We have elected to commence consolidation activities as we continue negotiations with the bank.

If our stockholders do not approve the Plan of Dissolution, our Board of Directors will explore what, if any, alternatives are available for the future of EDCIH.  Possible alternatives include continuing our efforts to identify an attractive acquisition in alternative industries using EDCIH’s cash while continuing to oversee the EDC business with a focus on cash flow and continuing to explore strategic alternatives for EDC as they become available, or seeking voluntary dissolution at a later time and with diminished assets.  If our stockholders do not approve the Plan of Dissolution, we expect that our cash resources will continue to diminish, potentially at a higher rate as EDCIH would need to augment its current staff to execute and integrate an acquisition.  Alternatively, EDCIH could continue to pursue certain courses of action to reduce expenses and minimize cash burn.

Results of Continuing Operations

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues. Revenues for the third quarter of 2009 were $42.8 million compared to $58.2 million for the third quarter of 2008.  The following table illustrates the components of changes in our revenue when comparing the third quarter of 2008 to the third quarter of 2009 by revenue line.

	September 30, 2008	Volume	Price/Mix	Exchange Rate	September 30, 2009

Product Revenues	$ 43.6	$ (7.9)	$ (2.7)	$ (2.1)	$ 30.9
Service Revenues	14.6	(2.0)	(0.1)	(0.6)	11.9
Total Revenue	$ 58.2	$ (9.9)	$ (2.8)	$ (2.7)	$ 42.8

Product Revenues. Product revenues were $30.9 million in the third quarter of 2009 compared to $43.6 million in the third quarter of 2008.  The decrease is due to volume declines, primarily related to our UK operations, deteriorating pricing and unfavorable exchange rate fluctuations from the devaluing of the Euro and Pound. Our central European operations were negatively impacted by lower revenue from our primary customer including lower pass-through cost revenues and unfavorable exchange rate fluctuations.  Overall volume declines for our central European operations were 2% when comparing the third quarter of 2009 to the same period of 2008.  Revenues of our UK operations in the third quarter of 2009 decreased compared to the third quarter of 2008 primarily due to lower volumes, which included the impact of the loss of certain customer accounts due the announced closure of the Blackburn facility and our decision to forgo certain customer accounts with uneconomical pricing and excessive credit risk, and unfavorable exchange rate fluctuations, as well as slightly deteriorating pricing.

Service Revenues. Service revenues were $11.9 million in the third quarter of 2009 compared to $14.6 million in the third quarter of 2008.  Our central European operations experienced a decrease in volumes in the third quarter of 2009 compared to the same period of 2008 primarily due to the loss of a significant customer, revenues for which were included in the third quarter 2008, and unfavorable exchange rate fluctuations.

Gross Profit on Product Revenues and Service Revenues. Gross profits were 16.3% of revenues during the third quarter of 2009 compared to 18.5% of revenues in the third quarter of 2008.  The following table shows the elements impacting our gross profit when comparing the third quarter of 2008 to the third quarter of 2009 by revenue line.

	September 30, 2008		Volume		Cost/Mix		Exchange Rate		September 30, 2009
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$ 5.8	13.2%	$ (2.4)	-2.1%	$ -	0.0%	$ -	0.0%	$ 3.4	11.0%
Service Revenues	5.0	34.5%	(1.2)	-3.9%	-	0.0%	(0.2)	-0.6%	3.6	30.1%
Total Gross Profit	$ 10.8	18.5%	$ (3.6)	-2.0%	$ -	0.0%	$ (0.2)	-0.1%	$ 7.0	16.3%

Product Revenues. Gross profit on product revenues was $3.4 million, or 11.0% of product revenues, in the third quarter of 2009 compared to $5.8 million, or 13.2% of product revenues, in the third quarter of 2008.  Gross profit of our UK operations decreased as a result of volume declines offset by improved pricing.  Gross profit in our central European operations decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to lower volumes and deteriorating special projects pricing.

Service Revenues. Gross profit on service revenues was $3.6 million, or 30.1% of service revenues, in the third quarter of 2009 compared to $5.0 million, or 34.5% of service revenues, in the third quarter of 2008. Our central European operations gross profit on service revenues declined in the third quarter of 2009 compared to the third quarter of 2008 primarily due to volume declines, which included the loss of a significant customer, for which high margins were received and unfavorable exchange rate impact.

Selling, General and Administrative Expense (SG&A). SG&A expense was $7.5 million in the third quarter of 2009 compared to $8.2 million in the third quarter of 2008.  The decrease is primarily due to exchange rate fluctuations, a decrease in compensation expense and lower professional fees.

Amortization of Intangible Assets. There was no amortization expense in the third quarter of 2009 compared to $1.6 million in the third quarter of 2008.  During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets, which resulted in the full impairment of the Company’s central European intangible assets.

Other Income (Expenses)

Interest Income.  Interest income in the third quarter of 2009 was less than $0.1 million compared to $0.8 million in the third quarter of 2008.  Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and short-term investments.  The decrease reflects significantly lower interest rates based on our investment policy during the third quarter of 2009.

Interest Expense.  Interest expense in the third quarter of 2009 was $0.2 million compared to $0.5 million in the third quarter of 2008.  Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the third quarter of 2009.

Gain (Loss) on Currency Swap, net. There was no gain on currency swap in the third quarter of 2009 compared to a gain of $3.5 million in the third quarter of 2008.  In January 2009, the Euro weakened against the U.S. dollar and we were able to settle the cross currency swap for $2.1 million.

Gain (Loss) on Currency Transaction, net. We recorded a gain of less than $0.1 million in the third quarter of 2009 compared to a loss of $1.4 million in the third quarter of 2008 on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded income tax expense of $0.7 million and $0.5 million in the third quarter ended 2009 and 2008, respectively.  No tax benefit has been provided for losses in the UK or U.S.  We currently maintain a valuation allowance against our net UK deferred tax assets due to projected future pretax losses.  Additionally, we continue to maintain a full valuation allowance on our net U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S.  In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues. Revenues for the nine months ended September 30, 2009 were $121.5 million compared to $172.6 million for the nine months ended September 30, 2008.  The following table illustrates the components of changes in our revenue when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2009 by revenue line.

	September 30, 2008	Volume	Price/Mix	Exchange Rate	September 30, 2009

Product Revenues	$ 128.5	$ (19.6)	$ (5.9)	$ (13.8)	$ 89.2
Service Revenues	44.1	(8.0)	(0.1)	(3.7)	32.3
Total Revenue	$ 172.6	$ (27.6)	$ (6.0)	$ (17.5)	$ 121.5

Product Revenues. Product revenues were $89.2 million in the nine months ended September 30, 2009 compared to $128.5 million in the nine months ended September 30, 2008.  The decrease is due to volume declines, primarily at our UK operations, and unfavorable exchange rate fluctuations from the devaluing of the Euro and Pound. Our central European operations were negatively impacted by unfavorable exchange rate fluctuations and lower revenue from our primary customer including lower pass-through cost revenues.  Overall volume declines for our central European operations were 5% when comparing the first nine months of 2009 to the same period in 2008.  Revenues of our UK operations in the nine months ended September 30, 2009 decreased compared to the nine months ended September 30, 2009 primarily due to lower volumes, which included the impact of the loss of certain customer accounts due the announced closure of the Blackburn facility, our decision to forgo certain customer accounts with uneconomical pricing and excessive credit risk and unfavorable exchange rate fluctuations, slightly offset by improved pricing.

Service Revenues. Service revenues were $32.3 million in the nine months ended September 30, 2009 compared to $44.1 million in the nine months ended September 30, 2008.  Our central European operations experienced a decrease in volumes in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to the loss of a significant customer, revenues for which were included in the nine months ended September 30, 2008, and unfavorable exchange rate fluctuations.

Gross Profit on Product Revenues and Service Revenues. Gross profits were 15.1% of revenues during the nine months ended September 30, 2009 compared to 18.2% of revenues in the nine months ended September 30, 2008.  The following table shows the elements impacting our gross profit when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2009 by revenue line.

	September 30, 2008		Volume		Cost/Mix		Exchange Rate		September 30, 2009
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$ 17.2	13.4%	$ (6.3)	-2.0%	$ 0.1	0.0%	$ (1.2)	-0.4%	$ 9.8	11.0%
Service Revenues	14.1	32.0%	(4.9)	-5.0%	0.2	0.2%	(0.9)	-0.9%	8.5	26.2%
Total Gross Profit	$ 31.3	18.2%	$ (11.2)	-2.7%	$ 0.3	0.1%	$ (2.1)	-0.5%	$ 18.3	15.1%

Product Revenues. Gross profit on product revenues was $9.8 million, or 11.0% of product revenues, in the nine months ended September 30, 2009 compared to $17.2 million, or 13.4% of product revenues, in the nine months ended September 30, 2008.  Gross profit of our UK operations decreased as a result of volume declines and unfavorable exchange rate fluctuations, partially offset by cost savings efforts.  Gross profit in our central European operations decreased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to deteriorating special projects pricing, lower volumes and unfavorable exchange rate fluctuations.

Service Revenues. Gross profit on service revenues was $8.5 million, or 26.2% of service revenues, in the nine months ended September 30, 2009 compared to $14.1 million, or 32.0% of service revenues, in the nine months ended September 30, 2008. Our central European operations gross profit on service revenues declined in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to volume declines, which included the loss of a significant customer for which high margins were received, and unfavorable exchange rate impact.

Selling, General and Administrative Expense (SG&A). SG&A expense was $21.2 million in the nine months ended September 30, 2009 compared to $27.1 million in the nine months ended September 30, 2008.  The decrease is primarily due to exchange rate fluctuations, lower professional fees, a decrease in compensation expense and a credit from the reduction of our post-retirement benefit obligation.

Severance Costs for UK Facility Closure.  We recorded restructuring expense of $7.2 million in the nine months ended September 30, 2009 related to severance charges incurred in connection with the planned consolidation of our Blackburn, UK and Hannover, Germany operations.

Amortization of Intangible Assets. There was no amortization expense in the nine months ended September 30, 2009 compared to $4.8 million in the nine months ended September 30, 2008.  During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets, which resulted in the full impairment of the Company’s central European intangible assets.

Other Income (Expenses)

Interest Income.  Interest income in the nine months ended September 30, 2009 was $0.3 million compared to $2.9 million in the nine months ended September 30, 2008.  Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and investments.  The decrease reflects significantly lower interest rates based on our investment policy during the nine months ended September 30, 2009.

Interest Expense.  Interest expense in the nine months ended September 30, 2009 was $0.6 million compared to $1.8 million in the nine months ended September 30, 2008.  Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was primarily due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during the nine months ended September 30, 2009.

Gain (Loss) on Currency Swap, net. We recorded a gain on our currency swap of $2.1 million in the nine months ended September 30, 2009 compared to a gain of $0.9 million in the nine months ended September 30, 2008.  In January 2009, the Euro weakened against the U.S. dollar and we were able to settle the cross currency swap for $2.1 million. The swap was recorded at its fair value of $4.2 million at the time of the settlement and thus a gain of $2.1 million was recognized on the transaction.

Gain (Loss) on Currency Transaction, net. We recorded a gain of $0.5 million in the nine months ended September 30, 2009 compared to a loss of $2.0 million in the nine months ended September 30, 2008 on intercompany transactions with our international operations denominated in their local currency.

Income Taxes. We recorded income tax expense of $0.4 million and $0.9 million in the nine months ended September 30, 2009 and 2008, respectively. Taxable income from operations was lower in the nine months ended September 30, 2009 than in the nine months ended September 30, 2008 resulting in lower expense.  We currently maintain a valuation allowance against our net UK deferred tax assets due to projected future pretax losses.  Additionally, we continue to maintain a full valuation allowance on our net U.S. deferred tax assets until we reach an appropriate level of profitability in the U.S.  In the event we determine that we will be able to realize our deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination is made.

Financial Condition and Liquidity

Overview

At September 30, 2009, we had cash and cash equivalents totaling $78.4 million of which $50.9 million was cash held by EDCI and $27.5 million was cash held at EDC.  At September 30, 2009, the principal sources of liquidity were our unrestricted cash and cash equivalents and the $2.5 million unused revolving line of credit under the EDC Senior Secured Credit Facility, which expires on September 30, 2010.

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

At September 30, 2009, EDCI had investments of $0.9 million in one auction-rate security. Due to the uncertainty surrounding the liquidation of the investment, this investment has been classified as long-term on our consolidated balance sheet at September 30, 2009.

EDC expects to use its cash and cash equivalents for working capital and other general corporate purposes.  EDC also expects to use its cash and cash equivalents for payments of debt obligations. If the plan is approved, EDCI plans to use its cash and cash equivalents in connection with the recapitalization of EDCI’s cash to its shareholders.  We believe that the liquidity position of each of EDCI and EDC are adequate to fund their operating needs and, in the case of EDC, to fund its debt maturities in 2009 and to provide EDC with flexibility to respond to further changes in its business environment. The challenges of the present business environment as well as risks related to the planned Blackburn – Hannover Consolidation may cause a material reduction in EDC’s liquidity as a result of an adverse change in its cash flow from operations or its access to credit or other capital.  EDC’s ability to service its debt and operational requirements depends in part on the results of operations of its European subsidiaries and upon the ability of those subsidiaries to repay intercompany loans or otherwise distribute cash to EDC’s U.S. entities.

Derivative Activities

EDC entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005.  The objective of this swap agreement was to manage foreign currency exposure arising from EDC’s intercompany loan to its German subsidiary and is therefore for purposes other than trading.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.

Cash Flows

Operating Activities. Cash used in operating activities in the nine months ended September 30, 2009 was $0.3 million compared to cash provided by operating activities of $1.8 million in the nine months ended September 30, 2008.  The negative cash flows from operating activities in the 2009 period were primarily due to $1.3 million in losses (adjusted for non-cash items) and working capital changes of $1.5 million, offset by changes in long term assets and other liabilities and changes in restricted cash of $1.6 million and $1.0 million, respectively.  The working capital changes in the nine months ended September 30, 2009 were primarily driven by decreases in accounts receivable of $11.3 million, offset by decreases in accounts payable of $6.9 million and accrued liabilities and income taxes payable of $6.0 million.  Loss (adjusted for non-cash items) declined to $1.3 million in 2009 from income (adjusted for non-cash items) of $7.7 million for the nine months ended September 30, 2008 primarily due to lower sales volume in the nine months ended September 30, 2009.

Working capital changes in the nine months ended September 30, 2009 included, without limitation:

●
A decrease of $11.3 million in accounts receivable in the nine months ended September 30, 2009 compared to a decrease of $4.5 million in the nine months ended September 30, 2008.  The overall decrease in accounts receivable reflects the collection of significant accounts receivable balances related to our now discontinued U.S. operations, which were outstanding at year end and the decrease in sales volumes in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008, including the wind down of our UK operations.

●
A decrease of $6.9 million in accounts payable in the nine months ended September 30, 2009 compared to a decrease of $0.8 million in the nine months ended September 30, 2008.  The nine months ended September 30, 2009 reflects the payment of accounts payable balances related to our now discontinued U.S. operations, which were outstanding at year end, lower purchasing levels in our continuing operations as volumes have declined and the wind down of our UK operations.

●
A decrease of $6.0 million in accrued liabilities and income taxes payable in the nine months ended September 30, 2009 compared to a decrease of $9.0 million in the nine months ended September 30, 2008.  The decrease in the 2009 period reflects the settlement of approximately $5.0 million in liabilities related to our now discontinued U.S. operations.

Investing Activities. Investing activities in the nine months ended September 30, 2009 included the release of $4.8 million of funds that were escrowed and used to pay costs directly related to the discontinued EDC U.S. operations and collection of approximately $2.8 million in proceeds related to the sale of the remaining equipment of our EDC U.S. operations.  During the nine months ended September 30, 2009, we also had capital expenditures of $1.0 million.  Additionally, on January 23, 2009, we paid $2.1 million to settle our cross currency swap.

Financing Activities. During the nine months ended September 30, 2009, we made payments of $1.1 million under our long-term debt and capital lease obligations and $1.0 million under our employee loan agreements.  Also, we paid $0.2 million during the nine months ended September 30, 2009 to repurchase shares of our common stock.

EDC has a Senior Secured Credit Facility with Wachovia Bank, National Association, as agent, for an aggregate principal amount of $9.5 million, consisting of a term facility of $7.0 million, and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). There were no outstanding borrowings under the revolving credit facility at September 30, 2009.  Substantially all of EDC’s assets are pledged as collateral to secure obligations under the Senior Secured Credit Facility.

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

EDC’s term loan expires on December 31, 2010.  EDC’s Senior Secured Credit Facility bears interest, at EDC’s option, at either: (a) the higher of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate in effect plus ½ of 1% and a 1.75% margin on the non-cash collateralized portion; or (b) LIBOR plus a 2.0% margin. The applicable LIBOR is determined periodically based on the length of the interest term selected by us.  The weighted average interest rate on outstanding debt was 3.46% at September 30, 2009.  In addition to interest, EDC pays a commitment fee of 0.5% per annum on the average daily unused amount.  Scheduled payments under the term loan are due as follows: $1.6 million due on December, 31 2009, $1.9 million due on June 30, 2010, and $3.5 million due on December 31, 2010.

The Senior Secured Credit Facility contains usual and customary restrictive covenants that, among other things, permit EDC to use the revolver only as a source of liquidity for EDC and its subsidiaries and place limitations on (i) EDC’s ability to incur additional indebtedness; (ii) EDC’s ability to make any payments to EDCI in the form of cash dividends, loans or advances (other than tax distributions) and (iii) asset dispositions by EDC. It also contains financial covenants relating to maximum consolidated EDC’s and subsidiaries’ leverage, minimum interest coverage and maximum senior secured leverage as defined therein.  As previously noted, the Company’s plan to consolidate its Blackburn and Hannover facilities operations requires lender consent. As of September 30, 2009 we have not obtained such consent but have taken certain steps to proceed with the consolidated plan as we continue to negotiate with the lenders.  At this stage in the negotiations, EDC is not able to predict if an agreement amicable to both parties will be reached.  As such, we have classified the entire $7.0 million outstanding under the term loan as current on the condensed consolidated balance sheet as of September 30, 2009.

Capital Expenditures

Capital expenditures amounted to approximately $1.0 million in the nine months ended September 30, 2009 and are anticipated to be approximately $1.0 million for the remaining three months of 2009.  Anticipated expenditures in 2009 primarily relate to expansion costs related to the Blackburn – Hannover consolidation, normal equipment and facility, replacement and upgrades and efficiency improvements.

Outlook

EDC

The difficult operating environment and economic trends that EDC saw in 2008 continued in the first nine months of 2009.  With the sale and wind down of EDC’s U.S. operations, the sole EDC focus is on maximizing its historically profitable international operations.  Industry estimates for decline rates of CD and DVD volumes in Europe have been in the 10-15% range for 2009, but the challenging economic conditions render such forecasts particularly uncertain. As EDC did in 2008, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2009 to deal with forecasted and actual volume declines.

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

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of severance costs for approximately 270 employees, costs associated with exiting Blackburn’s existing leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover.  Closure costs will be financed out of existing cash in the United Kingdom with additional financial and other support from the EDC German operations.  After completion of the Consolidation, the Company will continue to manufacture the Universal volume in Hannover that was previously manufactured in Blackburn without any significant increase in Hannover’s fixed costs. As a result, the overall profitability of the European operations is expected to be increased materially compared to what it would have been without such consolidation, resulting in an estimated payback of the closure costs in up to 2.5 years.

EDC plans to substantially cease Blackburn operations at the end of 2009, after completion of the high-volume “peak” manufacturing period, to limit any potential customer disruption.  Final closure of Blackburn is planned to occur prior to the next break option under the Blackburn lease on June 18, 2010, notice for which was given during the third quarter of 2009.  Consummation of the consolidation transaction requires the consent of the lenders pursuant to EDC’s credit facility.  We are currently in negotiations to obtain the consent of the lenders to proceed with the Consolidation transaction but have yet to reach an agreement amicable to both parties.  We have elected to commence consolidation activities as we continue negotiations with the bank.

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

In Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we discussed the critical accounting policies that affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. We believe that there have been no significant changes to such critical accounting policies and estimates during the nine months ended September 30, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk arising from adverse changes in interest rates, foreign exchange, customer credit and the market for auction rate securities. We have not entered into financial investments for speculation or trading purposes. Our exposure to market risk was discussed in the Quantitative and Qualitative Disclosures About Market Risk section of our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to such exposure during the nine months ended September 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2009.

During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 17 to the unaudited condensed consolidated financial statements in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties as described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009.  You should carefully consider those risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q.  Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations.  If any such risks actually occur, our business, financial condition, or operating results could be materially and adversely affected.

Risks Related to the Plan of Dissolution

The amount we distribute to our stockholders pursuant to the Plan of Dissolution may be substantially less than the amount we currently estimate if the amounts of our liabilities, other obligations and expenses are higher than we currently anticipate.

The amount of cash ultimately distributed to stockholders pursuant to the Plan of Dissolution depends on the amount of our liabilities, obligations and expenses and the amount we generate from the sale of our remaining non-cash assets and intellectual property. We have attempted to estimate reasonable reserves for such liabilities, obligations, and expenses. However, those estimates may be inaccurate. If any of the estimates are inaccurate, the amount we distribute to our stockholders may be substantially less than the amount we currently estimate. Factors that could impact our estimates include the following:

●
We have made estimates regarding the expense of personnel required and other operating expenses (including board expenses, legal, accounting and other professional fees) necessary to dissolve and liquidate EDCIH. Our actual expenses could vary significantly and depend on the timing and manner of the sale of our non-cash assets, the satisfaction of any contingent or conditional claims and liabilities, the timing of and ability to limit public company expenses, and EDC’s ability to continue to support its allocation of shared expenses, among other factors. As a result, we may incur additional expenses above our current estimates, which could substantially reduce funds available for distribution to our stockholders; and

●
We have made estimates regarding the appropriate reserves required to satisfy all current, contingent or conditional claims and liabilities, including unknown claims that are likely to arise or to become known to EDCIH within 10 years after the effective date of our dissolution (the “Effective Date”). It is extremely difficult to anticipate our reserve for currently unknown liabilities. Our actual costs of defending and resolving any asserted claims (and the amount and nature of future claims) could vary significantly from those estimates, which could substantially reduce funds available for distribution to our stockholders and potentially result in liabilities to our stockholders up to the amount of liquidating distributions received by such stockholders.  For a discussion of those liabilities, please see “Risk Factors- If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations, each stockholder may be liable to our creditors for the amount of liquidating distributions received by such stockholder under the Plan of Dissolution, which could also have adverse tax consequences.”

We may continue to incur the expenses of complying with public company reporting requirements.

Whether or not the Plan of Dissolution is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), even though compliance with such reporting requirements may be economically burdensome and of minimal value to our stockholders. If the Plan of Dissolution is approved by our stockholders, in order to curtail expenses, we intend to seek relief from the SEC to suspend our reporting obligations under the Exchange Act at the end of the second quarter of 2010, and ultimately to terminate the registration of our common stock and its listing on NASDAQ. EDCIH plans to remain publicly traded (and subject to SEC reporting requirements) through the first half of 2010 to permit continued trading in EDCIH’s shares through the date of the initial liquidating distribution and the contemplated tender offer that may be implemented by EDCIH.  We anticipate that, if granted such relief, we would continue to file current reports on Form 8-K to disclose material events relating to our dissolution and liquidation along with any other reports that the SEC might require.

To the extent that we are unable to suspend our obligation to file periodic reports with the SEC, we will be obligated to continue complying with the applicable reporting requirements of the Exchange Act and, as a result, will be required to continue to incur the expenses associated with these reporting requirements, which will reduce the cash available for distribution to our stockholders. Accordingly, EDCIH intends to make reserves for such an event in estimating the range of estimated liquidating distributions. These expenses include, among others, those costs relating to:

●	the preparation, review, filing and dissemination of SEC filings;

●	maintenance of effective internal controls over financial reporting; and

●	audits and reviews conducted by our independent registered public accountants.

If we are unable to suspend our obligation to file periodic reports with the SEC, we may consider other transactions, including going private through a reverse stock split transaction, to further reduce public costs, which would require additional stockholder approval, add further costs and require cashing-out a number of our smaller stockholders.

We will not be eligible to continue to be listed on NASDAQ if we cease full reporting with the SEC. Furthermore, our ability to continue our listing on NASDAQ is subject to various on-going listing requirements we must continue to meet.  If we cannot continue to meet these requirements during dissolution, we will be forced to delist from NASDAQ. Although we may thereafter qualify to have our shares of common stock quoted on another over-the-counter service (such as the Pink Sheets or Over-the-Counter Bulletin Board), it is likely that the liquidity of our shares will be substantially reduced, and you may not be able to sell your shares if you desire to do so.

EDC’s ability to pay its portion of certain overhead costs it shares with EDCIH depends on the continued viability of physical manufacturing and distribution of music as well as success in pending arbitration claims against UMG.

We share certain overhead costs with EDC, including allocations for officers and other personnel who provide services to both EDC and EDCIH and audit and compliance costs.  If EDC were unable to pay its share of these costs, EDCIH would be required to bear these costs at its sole expense, which would materially increase its annual cash burn. EDC’s ability to continue to pays its share of these costs is dependent on both the continued viability of physical manufacturing and distribution of music as well as success in its pending arbitration claims against certain subsidiaries of UMG.  Accordingly, EDCIH intends to make reserves for such an event in estimating the range of estimated liquidating distributions.

Alternative distribution channels and methods, both authorized and unauthorized, for delivering music have eroded and are expected to continue to erode the volume of sales and pricing of products and services. Because EDC’s business has high fixed costs, EDC has limited ability to reduce costs in response to unit declines.  The growth of these alternatives is driven by advances in technology that allow for the transfer and downloading of music and video files from the Internet. The proliferation of this copying, use and distribution of such files is supported by the increasing availability and decreasing price of new technologies, such as personal video recorders, CD and DVD burners, portable MP3 music and video players, widespread access to the Internet, and the increasing number of peer-to-peer digital distribution services that facilitate file transfers and downloading. EDC expects that file sharing and downloading, both legally and illegally, the introduction of new optical formats and portable personal digital devices will continue to exert downward pressure on the demand for CDs. As a result, file sharing and downloading has also exerted significant downward pressure on the demand for DVDs. In addition, EDC’s business faces pressure from the emerging distribution alternatives, like video on demand and personal digital video recorders. As substantially all of EDC’s revenues are derived from the sale of CDs and to a lesser extent DVDs, increased file sharing, downloading and piracy or the growth of other alternative distribution channels and methods, could materially adversely affect EDC’s business, financial condition and results of operations.

EDC has initiated two arbitration proceedings against Universal International Music B.V. (“UIM”), a subsidiary of UMG, in response to claims by UIM that EDC’s German subsidiary has breached certain terms of the manufacturing and distribution agreements between that entity and UIM.  EDC believes that the underlying breaches alleged by UIM have not occurred and intends to vigorously defend its position in arbitration, but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome. If EDC is unsuccessful in arbitration, the alleged breaches could result in substantial liquidated damages or the loss of sales volume that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on results of operations and cash flows.

If the amount of our contingency reserve is insufficient to satisfy the aggregate amount of our liabilities and other obligations, each stockholder may be liable to our creditors for the amount of liquidating distributions received by such stockholders under the Plan of Dissolution, which could also have adverse tax consequences.

After the Effective Date, our corporate existence will continue, but we will not be able to carry on any business except for the purpose of winding up the business and affairs of EDCIH. Following the Effective Date, we will pay or make reasonable provision to pay all claims and obligations, including all contingent, conditional or un-matured contractual or statutory claims, known to us, including unknown claims that are likely to arise or to become known to EDCIH within 10 years after the Effective Date. We also may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of EDCIH. In the event that the amount of the contingency reserve, insurance and other measures calculated to provide for the satisfaction of liabilities and claims of the Company are insufficient to satisfy the aggregate amount ultimately found payable in respect of our liabilities, each stockholder could be required to repay some or all of the amounts distributed to such stockholder under the Plan of Dissolution. This obligation is pro rata based upon amounts actually received. In such event, a stockholder could be required to return some or all amounts received as distributions pursuant to the Plan of Dissolution.

Moreover, for U.S. federal income tax purposes, payments made by a stockholder in satisfaction of our liabilities not covered by the cash or other assets in our contingency reserve or otherwise satisfied through insurance or other reasonable means generally would produce a capital loss for such stockholder in the year the liabilities are paid. The deductibility of any such capital loss generally would be subject to limitations under the Internal Revenue Code of 1986, as amended, or the Code.

Liquidating distributions to our stockholders could be delayed or diminished.

All or a portion of any distributions to our stockholders could be delayed or diminished, depending on many factors, including, without limitation:

● if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the ground that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations;

● if we become a party to lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve;

● if we are unable to sell our remaining non-cash assets or if such sales take longer than expected;

● if we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

● if the issuance of the revenue clearance certificate required to file our certificate of dissolution with the Delaware Secretary of State is delayed.

In addition, under the Delaware General Corporation Law (“DGCL”), claims and demands may be asserted against us at any time during the three years following the Effective Date. Accordingly, our Board of Directors may obtain and maintain insurance coverage or establish and set aside a reasonable amount of cash or other assets as a contingency reserve to satisfy claims against and obligations of EDCIH that may arise during the three-year period following the Effective Date. As a result of these factors, we may retain for distribution at a later date, some or all of the estimated amounts that we expect to distribute to stockholders.

Stockholders will lose the opportunity to capitalize on potential growth opportunities from the continuation of our business.

Although our Board of Directors believes that the Plan of Dissolution is more likely to result in greater returns to stockholders than if we continued as a stand-alone entity or pursued other alternatives, if the Plan of Dissolution is approved, stockholders will lose the opportunity to participate in future growth opportunities that may have arisen if we were to continue to pursue our strategic plan and consummate an attractive acquisition that could utilize our NOLs.  Upon the return of substantially all of EDCIH’s cash to stockholders, EDCIH will be unlikely to realize any future value from its NOLs. It is possible that these opportunities could have proved to be more valuable than the liquidating distributions our stockholders would receive pursuant to the Plan of Dissolution.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

As a result of our dissolution and liquidation, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (i) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (ii) their tax basis for their shares of our common stock. Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only when the stockholder receives our final liquidating distribution to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder's tax basis for that share. Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation pursuant to the Plan of Dissolution.

We intend to close our stock transfer books in the near future, and thereafter it generally will not be possible for stockholders to change record ownership of our stock.

As described above, EDCIH plans to seek relief from certain continued SEC reporting requirements.  However, the SEC typically conditions approval of such limited reporting on, among other factors, the complete cessation of trading in the registrant’s shares.  Accordingly, EDCIH plans to remain publicly traded and subject to SEC reporting requirements through the first half of 2010 to permit continued trading in EDCIH’s shares through the initial distribution and any tender offer that may be implemented, and thereafter, the Board will direct that our stock transfer books be closed and recording of transfers of common stock be discontinued.  At such time as the Board of Directors determines to close our stock transfer books, certificates representing shares of our common stock will not be assignable or transferable on our books except by will, intestate succession or operation of law, and we will not issue any new stock certificates, other than replacement certificates. In addition, we anticipate that we will request that our common stock be delisted from the NASDAQ Capital Market and that trading will be suspended at the same time the SEC approves the termination of our reporting obligations.

Further stockholder approval will not be required in connection with the implementation of the Plan of Dissolution, including for the sale of all or substantially all of our non-cash assets as contemplated in the Plan of Dissolution.

The approval of the Plan of Dissolution by our stockholders also will authorize, without further stockholder action, our Board of Directors to do and perform, or to cause our officers to do and perform, any and all acts and to make, execute, deliver or adopt any and all agreements, resolutions, conveyances, certificates and other documents of every kind that our Board of Directors deems necessary, appropriate or desirable, in the absolute discretion of the Board of Directors, to implement the Plan of Dissolution and the transactions contemplated thereby, including, without limitation, all filings or acts required by any state or federal law or regulation to wind up its affairs. Accordingly, depending on the timing of a stockholder vote on the Plan of Dissolution, we may dispose of our investment in EDC and any and all of our other remaining non-cash assets without further stockholder approval. As a result, our Board of Directors may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale of EDC and our other remaining non-cash assets, with which our stockholders may not agree.

Our Board of Directors may revoke implementation of the Plan of Dissolution even if it is approved by our stockholders, and stockholders can revoke the Plan of Dissolution through a subsequent vote.

Even if our stockholders approve the Plan of Dissolution, if for any reason our Board of Directors determines that such action would be in our best interests and the best interests of our stockholders, our Board of Directors may, in its sole discretion and without requiring further stockholder approval, revoke the Plan of Dissolution, and all action contemplated there under, to the extent permitted by the DGCL. In addition, the Plan of Dissolution may also be revoked by subsequent stockholder approval, to the extent permitted by the DGCL.  A revocation of the Plan of Dissolution would result in our stockholders not receiving any further liquidating distributions pursuant to the Plan of Dissolution. In the event that there are no current year or accumulated earnings and profits in the years in which dissolution distribution payments were made, there would be no change in the tax treatment of such dissolution distributions.  If there were current year earnings or profits, in those years, such dissolution distributions could be treated as a taxable dividend to the stockholder.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table reports information regarding repurchases by the Company of its common stock in each month of the quarter ended September 30, 2009:

Total number	Average price	Total number of shares	Maximum number of shares that
	of shares	paid per	purchased as part of publicly	may yet be purchased under the
Period	purchased	share	announced plans or programs	plans or programs
July 1 through July 31	3,872	$ 5.04	3,872	804,405
August 1 through August 31	14,415	$ 5.04	14,415	789,990
September 1 through September 30	10,600	$ 4.99	10,600	779,390
Total	28,887	$ 5.02	28,887	779,390

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

Date: October 30, 2009

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

15.1	Letter regarding unaudited financial information.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Accounting Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.