Form 10-K
EDCI HOLDINGS, INC.
filed 2010-03-05
CIK 808918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended	December 31, 2009

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	001-34015

EDCI HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	26-2694280
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11 East 44th Street, Suite 1201, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(646) 401-0084
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.02 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
Title of Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer,” “accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐                                                                                           Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐                    Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Registrant, computed by reference to the closing price of the Registrant’s common stock on June 30, 2009, was approximately $29.0 million.  The number of shares of the Registrants’ common stock outstanding on March 1, 2010 was 6,730,099.

EDCI Holdings, Inc. and Subsidiaries
INDEX

Part I                                           Page

Part II

Item 4. [Reserved]...9

Item 5. Market for Registrant’s Common Equity Related Stockholder Matters and Issuer..............................................................................9
Purchases of Equity Securities

Item 8. Financial Statements

    Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years

Part III

Part IV

Item 15. Exhibits...54

EX-21.1 SUBSIDIARIES OF ENTERTAINMENT DISTRIBUTION COMPANY
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

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. All forward-looking statements included in this Report on Form 10-K are based on information available to us on the date hereof.  We assume no obligation to update any forward-looking statements.

PART I
ITEM 1.  BUSINESS

Overview

As of January 2010, EDCI Holdings, Inc. (“EDCI”) is a company engaged in a final Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”) that was approved by EDCI’s shareholders at a Special Meeting held on January 7, 2010. The following overview relates to EDCI’s operations in 2009, prior to the approval of the Plan of Dissolution.  In 2009, EDCI was a holding company and parent of Entertainment Distribution Company, Inc. which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company that exists to enhance stockholder value by pursuing acquisition opportunities while continuing to oversee its majority investment in Entertainment Distribution Company, LLC (“EDC”), a business operating in the manufacturing and distribution segment of the entertainment industry.  EDCI’s principal executive offices are located in New York City at 11 East 44th Street, Suite 1201, New York, New York, 10017 and its telephone number for investor relations is (646) 401-0084. In this Form 10-K, the terms “we,” “us,” “our” and “the Company” each refer to EDCI Holdings, Inc. and its wholly-owned and controlled majority owned subsidiaries on a consolidated bases unless the context requires otherwise.  The term “EDCI” refers only to EDCI Holdings, Inc. and its direct and indirect wholly-owned subsidiaries, and the term “EDC” refers only to Entertainment Distribution Company, LLC, and its direct and indirect wholly-owned subsidiaries.

EDCI is currently comprised of the following: First, EDCI, indirectly through certain subsidiaries, owns 97.99% of the Limited Liability Company units of EDC, which was formed through the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations of Universal Music Group (“Universal”) in May 2005.  Additionally, EDCI has approximately $50.6 million of cash and cash equivalents that is unencumbered by EDC and U.S. net operating loss carry-forwards (“NOLs”) aggregating approximately $295.6 million that do not begin to expire until 2019, which may potentially be used to offset future taxable income.

During 2009 we had one reportable business segment operated by our majority owned subsidiary, EDC.  EDC provides pre-recorded products and distribution services to the optical disc industry with operations currently serving Central Europe and the United Kingdom (“UK”).  EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal in May 2005.  As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which EDC became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing requirements and distribution requirements for the U.S. and central Europe.

EDCI acquired its interest in EDC at a time when it was already apparent that CD volumes would decline over time and continue to be superseded, though at an unknown rate, by digital (vs. physical) means of distribution.  At that time, industry forecast decline rates were generally in the mid-to-low single digit range and we believed that at those decline levels it would be possible to replace lost units and grow the overall profitability of EDC by acquiring new customers, organically and through acquisitions, in both the core CD business as well as in adjacent industries that had long-term growth opportunities.  EDC’s supply agreements with Universal also provided for the “reversion” of certain units that Universal had outsourced to third parties that would further protect EDC from industry declines in the initial years of the contract.  As a result, we believed the EDC business would potentially take advantage of EDCI’s NOLs and remained focused on growing the EDC business.  In furtherance of that strategy, in July 2006, EDC’s presence in the European market was expanded through the acquisition of the largest CD manufacturing operation in the UK.   This acquisition allowed EDC to secure all of Universal’s UK CD manufacturing business.

During 2007, physical music CD unit sales for the industry in the United States declined 16% on a year over year basis.  This severe decline rate materially affected the near-term profitability of EDC’s U.S. business and also limited the long-term potential benefit of utilizing EDCI’s NOLs.  As it became evident during 2007 that these levels of declines were not abating, we determined that acquisitions by EDC, especially acquisitions requiring further investments of EDCI’s cash in EDC, were no longer prudent.  We therefore began to explore a sale or other divestiture of the EDC business with the expectation that after such a sale EDCI would then use its cash, NOLs and any additional cash resulting from the sale of EDC for another acquisition that would better utilize its NOLs.

When it became evident in early 2008 that there were no acquirers of EDC on acceptable terms, EDCI determined to concurrently explore acquisitions in alternative industries using EDCI’s cash, while overseeing the EDC business, with a focus on cash flow and continuing to explore strategic alternatives for EDC as they become available.

Due to the decline in physical music CD unit sales, on December 31, 2008, the Company completed the sale of substantially all of the U.S. business of EDC to Sony DADC U.S., Inc (“Sony DADC”) for $26.0 million in cash and certain other consideration.  Following the transaction, EDC continued to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  All information related to EDC’s U.S. operations is reflected as discontinued operations in this document, including information from prior periods.

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC ceased substantially all of the operations presently conducted at its Blackburn facility in the United Kingdom as of December 31, 2009, with the intention of producing all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant and plan to do so through the expiration of the Universal manufacturing agreements in May 2015. However, Universal has objected to EDC producing certain UK related volume at its Hannover plant and EDC has submitted the matter for arbitration.  See Note 21.  Final closure of the Blackburn facility is planned to occur prior to the next break option under the Blackburn facility lease on June 18, 2010, notice for which was given during the third quarter of 2009.

On September 9, 2009, the Board of Directors unanimously approved recommending a dissolution process to EDCI’s stockholders, and on October 14, 2009 approved the final Plan of Dissolution of the Company.  At a Special Meeting held on January 7, 2010 the voluntary dissolution and liquidation of EDCI pursuant to the Plan of Dissolution was approved by 99% of the stockholders voting in favor of the Plan of Dissolution.  Delaware law provides that a corporation may dissolve upon the recommendation of the Board of Directors of the corporation, followed by the approval of its stockholders. As the Plan of Dissolution was approved by the requisite vote of our stockholders at the Special Meeting, we filed a certificate of dissolution with the Delaware Secretary of State in January 2010.  The Plan of Dissolution provides for the voluntary dissolution, liquidation and winding up of EDCI.  As of January 2010, we have ceased all of EDCI’s business activities except for those relating to winding up EDCI’s business and affairs during a minimum three-year period required under Delaware law, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCI, seeking to convert EDCI’s assets into cash or cash equivalents, discharging or making provision for discharging EDCI’s known and unknown liabilities, making cash distributions to our stockholders, withdrawing from all jurisdictions in which EDCI is qualified to do business and, if EDCI is unable to convert any assets to cash or cash equivalents by the end of the three-year period, distributing EDCI’s remaining assets in-kind among our stockholders according to their interests or placing them in a liquidating trust for the benefit of our stockholders, and, subject to statutory limitations, taking all other actions necessary to wind up the Company’s business and affairs.  On February 1, 2010, EDCI made an initial dissolution cash distribution of $3.12 per share of its common stock.  In the aggregate, approximately $21.0 million of EDCI’s cash was returned to shareholders pursuant to this initial distribution.

EDCI’s indirect ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, however, beginning in January 2010, EDCI’s consolidated financials are required to reflect the value of EDC’s assets and liabilities under liquidation accounting.  During EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to applicable legal requirements.  While EDC is currently examining the possibility of making a dividend distribution from EDC's German subsidiaries to EDC, such a dividend remains subject to the future operating performance of EDC’s German subsidiaries and compliance with German law, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal considerations.  However, EDCI is unable to provide any assurance that its efforts to seek value for its investment in EDC will result in any additional proceeds.  In particular, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s German subsidiaries and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate with any such transaction.  As a result, any transaction involving the sale of EDC’s German subsidiaries in the near term is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

EDC Business

EDC’s core competencies are CD and DVD replication and logistic services, a market in decline.  As an independent service provider, EDC is pursuing opportunities to increase revenue by providing a wider range of physical manufacturing, distribution and value added services to entertainment content owners and their customers. These opportunities consist of manufacturing and/or distribution services agreements with existing or new customers. The rate of decline experienced in EDC’s international markets remains not nearly as severe as that experienced in the U.S. market, but continues to accelerate.  On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility.  As a result, EDC ceased substantially all of the operations presently conducted at its Blackburn facility in the United Kingdom as of December 31, 2009 with the intention of producing all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.   However, Universal has objected to EDC producing certain UK related volume at its Hannover plant and EDC has submitted the matter for arbitration.  See Note 21.

Products

EDC’s products include pre-recorded CDs and DVDs and manufactured jewel boxes and trays for the entertainment industry.  Piracy and downloading of music through web sites have caused CD volumes to decline. EDC expects that file sharing and downloading, both legal and illegal, and portable personal digital devices will continue to exert downward pressure on the demand for CDs.

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

Printed Components and Packaging Services:  purchase of printed components and assembly of shelf ready packages.  In response to customer demand for more environmentally friendly packaging, EDC added the assembly of ECOPAK products to its service line.

Value Added Services: custodial responsibilities for inventory storage and control, returns processing, fulfillment of promotional product, retail price stickering, product quality evaluations, logistics advice, claims administration, data interfaces and cash collections.

Assembly Services:  assembly of independently manufactured components for distribution to retail outlets.

Markets, Sales and Marketing

EDC provides CD and DVD manufacturing and distribution services to entertainment content providers in central Europe. EDC has sales personnel in Hannover, Germany covering Germany, Austria and Switzerland and the Benelux territories.

Competition

EDC’s competitors include subsidiaries of media conglomerates that produce content while others, like EDC, are purely manufacturers and/or distributors.  Competitors include:

Manufacturing only: MPO, OK Media, DocData and CD-A.

Manufacturing and Distribution: Arvato Digital Services, Cinram, Sony DADC/Sony Entertainment Distribution, MPO Fiege and Optimal Media Production.

Competition in the pre-recorded multimedia industry is intense and winning new customers, as well as maintaining existing customers, is based on a combination of price, capacity, quality and the level of service and support.  EDC believes that its competency in providing complete end-to-end manufacturing and distribution supply chain services differentiates it from many of its competitors.  However, some of EDC’s competitors are larger and may have more resources available to them to help them manage their business and respond as the industry continues to experience a decline in demand.

Service and Support

EDC is an integral part of its customers’ supply chain, managing and delivering products to mass merchant regional distribution centers and wholesalers, including direct to retail distribution. EDC coordinates the printed material and packaging functions and ships shelf-ready packages worldwide on demand. EDC generally does not own finished goods inventory. It provides custodial responsibilities for inventory management, and storage of finished goods and component parts, product quality evaluations, logistics advice, claims administration and data interfaces for its customers.

Customers

EDC’s major customers are Universal, Navteq and Activision Blizzard.

Universal: EDC’s manufacturing and distribution agreements with Universal accounted for approximately 84% and 73% of our 2009 and 2008 revenues, respectively. EDC plans, manages and monitors the use of resources based on regular forecasts provided by Universal. Because EDC is dependent on Universal for a significant amount of its revenues, if market or other factors cause Universal to reduce or postpone significant levels of current or expected purchase commitments for EDC’s products, EDC’s operating results and financial condition may be adversely affected.  EDC is currently in arbitration with Universal on various matters which could significantly impact future revenues from Universal.  See Note 21.

Other: All other customers of EDC accounted for, in the aggregate, approximately 16% and 27% of our 2009 and 2008 revenues, respectively. EDC has a business development and sales and marketing team focused on providing a high level of service to Universal as well as attracting new customers in the music, video, audio book and gaming markets.

International Sales

EDC’s international sales, which in 2009 originated in Germany and the UK, are denominated in Euros and British pounds, respectively.  See Note 22 to the consolidated financial statements for information concerning revenues and long-lived assets by geographic area.

Operations

Manufacturing: EDC currently manufactures its products for the European market at its facility in Hannover, Germany.  EDC has an option to purchase the Hannover facility, which it currently leases from Universal. EDC believes that this facility is adequate for its current manufacturing needs.

Distribution: EDC distributes products for the European market at its facility in Hannover.

EDC believes in setting high standards of quality throughout its operations. EDC’s Hannover, Germany, facility is registeredGermany ISO 9001:2000 the international standard for quality assurance and ISO 14001 for environmental management. EDC believes that adhering to the stringent ISO 9001 and 14001 procedures not only creates efficiency in operations, but also positions EDC to meet the exacting standards required by its customers.

EDC is also a member of the Content Delivery and Storage Association (CDSA) and fully supports and complies with the worldwide CDSA Anti-Piracy program. This compliance program ensures that EDC only provides services to those intellectual property owners who have certified and documented ownership and proper use of content, thus ensuring the legitimacy of customer products.

Raw Materials and Components

EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays (in Germany only) and polycarbonate used in the manufacture of CDs and DVDs.  EDC has a limited number of suppliers who are able to provide raw materials. In Germany, EDC purchases polystyrene, polycarbonate and any jewel boxes and trays, not internally manufactured, from several suppliers.  These inputs are crucial to the production of CDs and DVDs and, while there are alternative suppliers of these products, it would be disruptive to EDC’s production if any of its suppliers were unable to deliver its product to EDC.

Proprietary Technology

EDC has non-exclusive DVD replication licensing agreements with MPEGLA, the 3-C and AC-3 Groups (both administered by Philips Electronics), the 6-C Group (administered by Toshiba Corporation) and Discovision Associates.

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

Employees

At December 31, 2009, EDC employed approximately 800 persons. In Germany, approximately 43% of the workforce of 763 employees is unionized and all employees, including exempt staff, which represents approximately 4% of the total employees, are represented by a works council. Collective bargaining agreements and works council agreements cover all labor relations.  In February 2008, EDC reached an agreement with the works council on an eight year tariff agreement which runs through 2015.

At December 31, 2009, EDC employed approximately 20 employees at its Blackburn, UK location for the specific purpose of winding down the business affairs of that operation and ensuring that the transition of business affairs from Blackburn to EDC’s Hannover, Germany facility is completed.  It is expected that EDC will employ certain personnel at its Blackburn facility through June 2010 at which point there will be no remaining business.

At December 31, 2009, EDCI had a core corporate staff of 11 employees.

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

Our code of ethics is posted on our Internet website at www.edcih.com. You can also receive a copy free of charge by sending an email request to investor.relations@edcih.com or by sending a written request to our offices at 11 East 44th Street, Suite 1201, New York, NY 10017, Attention: Investor Relations.

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

The following table sets forth certain information regarding EDCI’s principal facilities used in its continuing operations:

	Size	Owned Or	Lease
Location	(Square Feet)	Leased	Expiration Date	Used
Blackburn, Lancashire, UK (1)	148,869	Leased	2010	Manufacturing facility and administrative offices for EDC UK information services, finance and accounting.
Fishers, Indiana, U.S.A.	2,600	Leased	2010	EDCI and EDC information services and corporate accounting and finance.
New York, New York, U.S.A.	1,323	Leased	2011	EDCI Corporate Headquarters
Hannover, Germany	738,000	Leased	2015	Manufacturing facility and full stocking warehouse and distribution center and administrative offices for EDC central Europe information services, finance and accounting.

(1)  Final closure of EDC’s UK manufacturing facility is planned to occur prior to the next break option for the majority of the facility under the Blackburn lease on June 18, 2010, notice for which was given during the third quarter of 2009.  The lease break option on a small portion of our leased facility does not occur until September 2011.

In addition to the properties above, EDC owns the idle manufacturing facility located in Kings Mountain, North Carolina that was formerly used in EDC’s U.S. manufacturing operations.  We are taking steps towards selling the facility in 2010 and thus, the facility is classified and recorded in assets held for sale in the accompanying consolidated balance sheets and is valued at its fair value at December 31, 2009.

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

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to Universal International Music (“UIM”) of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 as amended (the “International Distribution Agreement”).  UIM is part of Universal, which is EDC’s largest customer.  EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  The February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice, EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement and a hearing is scheduled for June 2010.

Under the International Distribution Agreement, EDC has various service level obligations it is required to maintain. Repeated failures to meet those service level obligations can result in Key Failures.  In its February 19, 2009 notice, UIM alleged that EDC had incurred two Key Failures.  EDC believes neither of the Key Failures are valid.  Even if a Key Failure had been validly established by UIM, EDC is generally provided with a contractual opportunity to cure such, although as described below, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are both held to be valid – even if both Key Failures were cured.

There are various penalties for both cured and uncured Key Failures.  Depending on whether one or two Key Failures were found valid at arbitration, and whether EDC were able to cure any such valid Key Failures, EDC could face the following:  Upon each of the first two uncured Key Failures occurring within a five-year period, UIM has the right to source 30% of its distribution requirements under the International Distribution Agreement and / or 30% of its manufacturing requirements under the International Manufacturing Agreement between UIM and EDC dated May 31, 2005 (together with the International Distribution Agreement, the “Supply Agreements”) from a third party for a period of 12 months or receive liquidated damages in the amount of  $0.6 million as a credit against its payments under such contract.  In addition, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are both held to be valid – even if both Key Failures were cured.  The penalty in such an event, for both uncured Key Failures combined, would be the right by UIM to source 30% of its requirements under the Supply Agreements from a third party for a period of 12 months or receive liquidated damages in the amount of approximately $0.6 million as a credit against its payments under such contract.  EDC expects that UIM's entire contractually committed distribution and manufacturing volume under the Supply Agreements will represent approximately 88% of EDC's total manufacturing and distribution volume in 2010.

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

As described above, EDC believes that no Key Failures have occurred and intends to vigorously defend its position in arbitration but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome. If EDC is unsuccessful in arbitration, the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on results of operations and cash flows, however, an amount cannot be estimated at this time. EDC may also be successful in its claim that no Key Failures have occurred, but the arbitration panel could reject EDC’s interpretation of the underlying service levels as they are applicable to future performance, increasing the risk of future potential Key Failures. As described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

Anticipatory Breach of Manufacturing and Related Service Agreement Claim.  On July 23, 2009, UIM provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  UIM claimed that the maintenance by EDC of a facility in the United Kingdom to service UIM’s UK manufacturing requirements is a “fundamental implied term of the Manufacturing Agreement.”  As a result, UIM claimed that EDC forfeited its right to continue to service 100% of UIM’s UK manufacturing requirements, and UIM is entitled to sub-contract the entirety of such volume to a UK - located third party of its choice.  UIM at that time did not elect to enforce that remedy but reserved the right to do so by written notice.  On July 28, 2009, EDC sent written notice to UIM forcefully refuting its claims and also asserting that UIM is attempting to imply a term into the Manufacturing Agreement that has been expressly dealt with in amendments to the agreement providing that EDC “will use its commercially reasonable endeavors to manufacture the majority of UIM’s Manufacturing Requirements for the UK at the Blackburn Facility.”  As previously disclosed in March 2009, management of EDC determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC stated in its July 28, 2009 response that UIM’s claims in its July 23, 2009 letter constitute a gross violation of the covenant of good faith and fair dealing implied into the Manufacturing Agreement.  EDC further provided notice to UIM that if UIM did not withdraw its claims in the July 23, 2009 notice within seven days of EDC’s July 28, 2009 response, it would refer this matter to arbitration seeking a declaration that there is no breach by EDC of the Manufacturing Agreement as a result of the Blackburn – Hannover Consolidation and seeking damages for the losses incurred by EDC as a direct result of the July 23, 2009 letter and the continued breaches by UIM of the implied covenant of good faith and fair dealing.  UIM did not withdraw its claims, and EDC therefore submitted the matter to arbitration in August 2009.  An arbitration panel has yet to be agreed to by the parties and no date for the arbitration has been set.

In subsequent correspondence related to this matter, UIM indicated that it would begin to order 40% of its UK manufacturing requirements from third party manufacturers in 2010, while maintaining its claim that EDC had forfeited its right to continue to service 100% of those UK requirements. UIM also advanced additional theories under which EDC's closure of the Blackburn facility and the manufacture of UIM's UK volume out of EDC's Hannover facility would constitute a breach of the Manufacturing Agreement - including that EDC would be unable to meet its contractual service level obligations ("SLAs") for UIM UK requirements manufactured out of Hannover - and EDC's actions constitute a material breach of the Manufacturing Agreement entitling UIM to terminate the entire Manufacturing Agreement. EDC responded that these additional theories also lacked merit, that EDC could satisfy the SLAs and warned UIM of the legal consequences of breaching the Manufacturing Agreement by procuring 40% of its UK requirements from third parties. However, on January 14, 2010 EDC confirmed that UIM had begun to order certain of its UK requirements from third parties.

In consultation with counsel, EDC continues to believe UIM's claims and remedies lack merit. In particular, the Manufacturing Agreement expressly provides that EDC is only obliged to use its "commercially reasonable endeavors" to manufacture the majority of UIM's UK requirements at its Blackburn facility, and as previously disclosed in March 2009, at that time management of EDC determined and EDC's Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  Further, EDC believes it can meet all SLAs for UIM's UK requirements manufactured from its Hannover facility and believes that certain of the UK requirements ordered by UIM were in fact ordered from Austria, a location that is geographically more distant from the UK than EDC’s Hannover facility. However, if UIM were successful in its claims in arbitration EDC would face material and adverse consequences. The loss of 40% of UIM's UK requirements, based on the high fixed cost nature of EDC's manufacturing operations, would have a material adverse effect on its profitability. If UIM were to prevail in its new argument that EDC's breach provides UIM with the right to terminate the entire Manufacturing Agreement and UIM so elected, EDC would lose substantially all of its contractually committed manufacturing business. EDC expects that UIM's entire contractually committed manufacturing volume will represent approximately 75% of EDC's total manufacturing volume in 2010, that the UK requirements account for approximately 20% of EDC's total manufacturing volume, and thus 40% of the UK requirements account for approximately 8% of EDC's total manufacturing volume.

EDC believes UIM has breached its obligations to EDC with regard to certain of its UK requirements, and until resolved UIM will likely continue that breach by procuring up to 40% of its UK requirements from third parties. EDC will seek to recover those losses, other losses and punitive damages from UIM in arbitration. However, UIM's actions will also force EDC to evaluate other cost-reduction measures in Hannover to mitigate those damages in the short run.

EDC does not believe UIM’s claim has merit and intends to vigorously defend and prosecute its position in arbitration but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome.  However, if UIM were successful in its claim and enforced its alleged remedy, EDC could suffer loss of volumes that, based on the high fixed cost nature of EDC’s manufacturing operations, would have a material adverse effect on its profitability.

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

On October 23, 2008, plaintiffs in the Subsequent Actions moved for leave to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement. On January 12, 2009, the federal court denied that motion.  On July 13, 2009, the plaintiffs appealed under state law solely from that aspect of the state court decision that denied their application for attorney's fees.  Pursuant to the settlement, EDCI’s insurer has already agreed to pay plaintiffs’ attorney’s fees in the amount requested in the July 13, 2009 appeal, subject to approval by the Court, and EDCI agreed not to oppose any such application for attorney’s fees.  On December 17, 2009, the Court approved the plaintiffs’ appeal and awarded the requested attorney’s fees, which fees were paid by EDCI’s insurer in accordance with the previous settlement agreement.  EDCI had further sought reimbursement for the insurable portions of certain fees incurred related to this matter from its insurer, including through the initiation of litigation in 2009.  On February 8, 2010, EDCI settled all related claims with its insurer for a payment to EDCI of $1.5 million.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  In 2009, the Court denied plaintiffs’ motion for a summary judgment that EDC breached the contract.  Pending before the Court is a motion for summary judgment that there is no patent infringement by EDC.  The Court has stayed the motion for summary judgment pending a decision on claim construction, a hearing for which was held in December, 2009.  On January 22, 2010, the Court dismissed the action against the individual defendants, Messrs. Caparro and Copland.  EDC does not believe the complaint has merit, intends to vigorously defend this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The case is still pending and discovery and motion practice are continuing.

In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.  In November 2009, EDC and Koninklijke Philips Electronics N.V. reached a settlement of the dispute in which the full amount of the claim was agreed to be paid. EDC was fully indemnified for the claim under the Manufacturing Agreement with UIM and as such incurred no cost as a result of the settlement.

Michael W. Klinger Litigation. On April 17, 2009, EDCI, EDC and Entertainment Distribution Company (USA) LLC (a wholly-owned subsidiary of EDC) (“EDC USA”) (collectively, the “EDC Companies”) filed suit against Michael W. Klinger, the former Executive Vice President and Chief Financial Officer of EDCI, in the United States District Court for the Southern District of New York (the “Klinger New York Complaint”).  The complaint related to events surrounding Mr. Klinger’s termination of employment from EDCI, including certain disputed severance payments authorized by Mr. Klinger.  The Klinger New York Complaint sought a declaratory judgment regarding the nature of Mr. Klinger’s termination of employment, recovery for losses suffered by EDCI et. al. in connection with Mr. Klinger’s approval of the severance payments, and other fees and costs.  On April 23, 2009, Mr. Klinger filed a Charge of Discrimination against the EDC Companies with the Equal Employment Opportunity Commission (“EEOC”) alleging age discrimination and retaliation (the “EEOC Complaint”).  On May 8, 2009, Mr. Klinger also filed a complaint against the EDC Companies and Mr. Robert L. Chapman, Jr., then CEO of EDCI and EDC, in the United States District Court for the Southern District of Indiana (the “Klinger Indiana Counter-Suit”), which included claims under the Age Discrimination in Employment Act and COBRA and other claims for breach of fiduciary duties.  The Klinger Indiana Counter-Suit sought damages for breach of Mr. Klinger’s employment agreement, certain statutory damages for unpaid wages and compensation due to Mr. Klinger, damages for alleged defamation, and related costs and fees.  On December 16, 2009, the Board of Directors, Mr. Chapman, and Mr. Klinger reached a settlement of all legal disputes existing between them. As a result, the EDC Companies withdrew their notice of termination for cause, retroactive to April 13, 2009, the date of Mr. Klinger’s separation from employment, and Mr. Klinger withdrew his notice of resignation for good reason. The EDC Companies have accepted Mr. Klinger's voluntary resignation effective December 17, 2009 and settled all disputes for approximately $0.3 million.

PART II
ITEM 4. [Reserved]

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

EDCI’s common stock trades on the NASDAQ Capital Market under the symbol "EDCI." The table below sets forth the inter-day high and low sale prices for the common stock on the NASDAQ Capital Market for the periods indicated. All per share amounts reflect the effect of the reorganization as described in Note 1 in the consolidated financial statements.

Price Range of
Common Stock
	High	Low

Year Ended December 31, 2009
First Quarter	$ 4.84	$ 3.61
Second Quarter	$ 5.50	$ 4.16
Third Quarter	$ 6.39	$ 4.76
Fourth Quarter	$ 6.45	$ 5.46
Year Ended December 31, 2008
First Quarter	$ 7.40	$ 4.60
Second Quarter	$ 5.80	$ 3.90
Third Quarter	$ 5.90	$ 3.30
Fourth Quarter	$ 4.96	$ 2.17

At March 1, 2010 there were approximately 1,268 holders of record of EDCIH’s common stock.

On February 1, 2010, EDCI made an initial dissolution cash distribution of $3.12 per share on common stock outstanding as of January 20, 2010.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to shareholders.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009, with respect to EDCI’s shares of common stock that may be issued under EDCI’s existing equity compensation plan, which has been approved by the stockholders.  EDCI currently does not have any equity compensation plans related to our publicly traded common stock that have not been approved by stockholders. Pursuant to the terms of the Incentive Plan under which options and RSU’s are granted, the Compensation Committee of the Board of Directors is authorized to and has approved the suspension new grants of options and RSUs effective upon stockholder approval of the Plan of Dissolution.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Common Shares to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Common Shares Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plan approved by stockholders	137,053	$31.32	873.227

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

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

Overview and Key Events

We have one reportable business segment operated by our majority owned subsidiary, EDC.  EDC provides pre-recorded products and distribution services to the entertainment industry with operations serving central Europe and the UK.  EDC was formed by the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal in May 2005.  As part of the transaction, EDC entered into supply agreements with Universal with initial terms of 10 years under which it became the exclusive manufacturer and distributor for Universal’s CD and DVD manufacturing requirements and distribution requirements for the U.S. and central Europe. In July 2006, EDC’s presence in the European market was expanded when it acquired a CD manufacturing operation in Blackburn, UK (“Blackburn”).

We announced on October 31, 2008, and closed on December 31, 2008, the sale of substantially all of the U.S. business of EDC to Sony DADC for $26.0 million in cash subject to certain post-closing adjustments.  The specific assets transferred were: EDC’s distribution operations located in Fishers, Indiana; EDC’s U.S. supply agreements with Universal; all of the equipment located in EDC’s Fishers, Indiana distribution facility and certain manufacturing equipment located in EDC’s Kings Mountain, North Carolina facility; and the transfer of certain other of EDC’s U.S. customer relationships.  EDC no longer operates manufacturing and distribution facilities in North America.  The sale agreement included customary representations and warranties accompanied by certain indemnification rights.  Substantially all of EDC's assets are pledged as collateral to secure those indemnification rights for a period of at least three years following the closing of the transaction.  EDC agreed to provide certain transition services to Sony following the closing.  The required production service process was completed at the end of February 2009.  Following the transaction, EDC continued to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  All information related to EDC’s U.S. operations is reflected as discontinued operations in this document, including information from prior periods.

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  EDC implemented the Consolidation as the result of an analysis that was based in part on a particular customer communicating to EDC in early February 2009 a sizable percentage cut in that customer’s volume forecast for the Blackburn operation that month.  As a result of those and other forecast cuts, reasonable forecasts of continued unpredictability, if not outright erosion of the volume of sales and the pricing of music CDs that comprise substantially all of the business conducted at the Blackburn facility, and the potential loss of credit insurance for UK third party customers and other significant risks associated with continuing to operate the Blackburn facility, management determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility. As a result of the Consolidation, EDC ceased substantially all of the operations previously conducted at its Blackburn facility in the United Kingdom as of December 31, 2009 with the intention of producing all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015. However, Universal has objected to EDC continuing to produce certain UK related volume at its Hannover plant and we have submitted the matter for arbitration.  See Note 21.  Final closure of the Blackburn facility is planned to occur prior to the next break option under the Blackburn facility lease on June 18, 2010, notice for which was given during the third quarter of 2009.

On September 9, 2009, our Board of Directors unanimously approved recommending a dissolution process to EDCI’s stockholders, and on October 14, 2009 approved the final Plan of Dissolution. At a Special Meeting held on January 7, 2010 the stockholders of EDCI approved the voluntary dissolution and liquidation of EDCI pursuant to the Plan of Dissolution. Delaware law provides that a corporation may dissolve upon the recommendation of the Board of Directors of the corporation, followed by the approval of its stockholders. As the Plan of Dissolution was approved by the requisite vote of our stockholders at the Special Meeting, we filed a certificate of dissolution with the Delaware Secretary of State in January 2010.

The Plan of Dissolution provides for the voluntary dissolution, liquidation and winding up of EDCI.  As of January 2010, we have ceased all of EDCI’s business activities except for those relating to winding up EDCI’s business and affairs during a minimum three-year period required under Delaware law, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCI, seeking to convert EDCI’s assets into cash or cash equivalents, discharging or making provision for discharging EDCI’s known and unknown liabilities, making cash distributions to our stockholders, withdrawing from all jurisdictions in which EDCI is qualified to do business and, if EDCI is unable to convert any assets to cash or cash equivalents by the end of the three-year period, distributing EDCI’s remaining assets in-kind among our stockholders according to their interests or placing them in a liquidating trust for the benefit of our stockholders, and, subject to statutory limitations, taking all other actions necessary to wind up the Company’s business and affairs.  On February 1, 2010, EDCI made an initial dissolution cash distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to shareholders.

EDCI’s indirect ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, however, beginning in January 2010, EDCI’s consolidated financials are required to reflect the value of EDC’s assets and liabilities under liquidation accounting. During EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject applicable legal requirements.  While EDC is currently examining the possibility of making a dividend distribution from EDC's German subsidiaries to EDC, such a dividend remains subject to the future operating performance of EDC’s German subsidiaries and compliance with German law, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal considerations.

However, EDCI is unable to provide any assurance that its efforts to seek value for its investment in EDC will result in any additional proceeds.  In particular, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s German subsidiaries and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate with any such transaction.  As a result, any transaction involving the sale of EDC’s German subsidiaries in the near term is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

Results of Operations

Revenues for 2009 and 2008 were $187.9 million and $238.4 million, respectively. The components of the revenue decline from 2008 to 2009 were as follows: $31.3 million due to a decline in volumes primarily at our UK operations, $11.3 million due to the impact of unfavorable exchange rate fluctuations and $7.9 million due to deteriorating prices and product mix.  The results for 2009 included a loss from continuing operations of $0.1 million compared to a loss from continuing operations of $13.2 million in 2008. The 2009 period included a charge of $7.1 million related to severance costs for the UK facility closure and the 2008 period included a charge of $26.4 million for the impairment of long-lived assets.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenues. Revenues for 2009 were $187.9 million compared to $238.4 million for 2008.  The following table illustrates the components of changes in revenue when comparing 2008 to 2009 by revenue line.

	2008	Volume	Price/Mix	Exchange Rate	2009

Product Revenues	$ 181.1	$ (26.5)	$ (9.8)	$ (9.1)	$ 135.7
Service Revenues	57.3	(4.8)	1.9	(2.2)	52.2
Total Revenue	$ 238.4	$ (31.3)	$ (7.9)	$ (11.3)	$ 187.9

Product Revenues. Product revenues were $135.7 million in 2009 compared to $181.1 million in 2008.  The decrease is due to volume declines, primarily at our UK operations, deteriorated pricing and unfavorable exchange rate fluctuations from the devaluing of the Euro and Pound. Our central European operations were negatively impacted by deteriorated pricing and lower pass through costs in addition to unfavorable exchange rate fluctuations, offset slightly by higher volumes.  Revenues of our UK operations in 2009 decreased compared to 2008 primarily due to lower volumes, which included the impact of the loss of certain customer accounts including certain customer accounts with unfavorable pricing and excessive credit risk, unfavorable exchange rate fluctuations and deteriorating pricing.

Service Revenues.  Service revenues were $52.2 million in 2009 compared to $57.3 million in 2008.  We experienced a decrease in volumes in 2009 compared to 2008 primarily due to the loss of a significant customer, revenues for which were included in 2008, and unfavorable exchange rate fluctuations, offset slightly by improved pricing.

Gross Profit on Product Revenues and Service Revenues. Gross profits were $36.0 million, or 19.2% of revenues, during 2009 compared to $47.9 million, or 20.1% of revenues, during 2008. The following table shows the elements impacting gross profit when comparing 2008 to 2009 by revenue line.

	2008		Volume		Cost/Mix		Exchange Rate		2009
	$	%	$	%	$	%	$	%	$	%

Product Revenues	$ 29.4	16.2%	$ (8.1)	-1.1%	$ (0.6)	-0.1%	$ (0.3)	0.0%	$ 20.4	15.0%
Service Revenues	18.5	32.3%	(2.9)	-2.4%	0.5	0.4%	(0.5)	-0.4%	15.6	29.9%
Total Gross Profit	$ 47.9	20.1%	$ (11.0)	-0.9%	$ (0.1)	0.1%	$ (0.8)	-0.1%	$ 36.0	19.2%

Product Revenues. Gross profit on product revenues was $20.4 million, or 15.0% of product revenues, in 2009 compared to $29.4 million, or 16.2% of product revenues, in 2008.  Gross profit of our UK operations decreased as a result of volume declines, partially offset by cost savings efforts.  Gross profit in our central European operations decreased in 2009 compared to 2008 primarily due to deteriorating special projects, DVD and third party customer pricing.

Service Revenues. Gross profit on service revenues was $15.6 million, or 29.9% of service revenues, in 2009 compared to $18.5 million, or 32.3% of service revenues, in 2008. Gross profit on service revenues declined in 2009 compared to 2008 primarily due to revenue declines, which included the loss of a significant customer for which high margins were received, and unfavorable exchange rate impact.

Selling, General and Administrative Expense (SG&A). SG&A expense was $27.9 million in 2009 compared to $32.2 million in 2008. The decrease is primarily due to exchange rate fluctuations, lower professional fees and a decrease in compensation expense and severance costs.

Severance Costs for UK Facility Closure.  We recorded restructuring expense of $7.1 million in 2009 related to severance charges incurred in connection with the consolidation of our Blackburn, UK and Hannover, Germany operations.

Impairment of Long-Lived Assets. We recorded an impairment of long-lived assets of $26.4 million in 2008 related to the decline in value of intangible assets related to our central European operations, Universal manufacturing and distribution service supply agreements and third party customer supply and relationship agreements.

Amortization of Intangible Assets. There was no amortization expense in 2009 compared to $6.2 million in 2008.  During the fourth quarter of 2008, the Company conducted an impairment analysis of its intangible assets, which resulted in the full impairment of the Company’s central European intangible assets.

Other Income (Expenses)

Interest Income.  Interest income in 2009 was $0.5 million compared to $3.4 million in 2008.  Our interest income is primarily derived from income earned on excess cash held in interest-bearing money market accounts, treasury bills and investments.  The decrease in interest income reflects management’s conservative approach in managing the investment of cash in 2009 whereby cash preservation was prioritized over income generation.

Interest Expense.  Interest expense in 2009 was $0.8 million compared to $2.2 million in 2008.  Our interest expense includes interest on our term debt and revolving credit facility, amortization of debt issuance costs, amortization of interest on our rebate obligations with Universal and interest due on loans to EDC by employees of our central European operations under a government regulated employee savings plan. The decrease was due to a combination of lower outstanding balances and lower interest rates on our debt and reduced amortization of interest on our rebate obligations with Universal during 2009.

Gain on Currency Swap, net. We recorded a gain on our currency swap of $2.1 million in 2009 and a gain of $1.5 million in 2008.  In January 2009, the Euro weakened against the U.S. dollar and we were able to settle the cross currency swap for $2.1 million. The swap was recorded at its fair value of $4.2 million at the time of the settlement and thus a gain of $2.1 million was recognized on the transaction.  The gain in 2008 reflects the adjustment in the valuation of the currency swap from the decline of the Euro against the U.S. Dollar during 2008.

Gain (Loss) on Currency Transaction, net. We recorded a gain of $0.5 million in 2009 compared to a loss of $3.2 million in 2008 on intercompany transactions among EDC’s U.S. and international operations denominated in their local currency.

Other Income (Expense), net.  We recorded income of $0.6 million in 2009 compared to loss of $0.4 million in 2008.  The income in 2009 is primarily due to $1.0 million for an additional insurance settlement receivable for the reimbursement of costs previously incurred related to stock options litigation, partially offset by $0.4 million in realized loss on investments associated with the termination of our deferred compensation plan during 2009.  The loss in 2008 is primarily due to a realized loss on the sale of investments of $0.3 million and an impairment charge of $0.1 million related to the write down of certain investments to fair value.

Income Taxes. We recorded income tax expense of $4.1 million in 2009 compared to income tax benefit of $4.6 million in 2008.  Our central European operations generated higher taxable income in 2009 compared to 2008.  The benefit recorded in 2008 reflects the tax effected impact of the write down of certain intangible assets at our central European operations.  Additionally, we continue to maintain a full valuation allowance on our net U.S. deferred tax assets.

Discontinued Operations and Gain (Loss) on Sale

Our discontinued operations include the results of EDC’s U.S. operations of which certain assets were sold on December 31, 2008, the Messaging business of which substantially all of the assets were sold on December 31, 2006, the international Messaging business, the assets of which were sold during 2007 and the Paging business which we began exiting in May 2001. We recorded a loss from discontinued operations of $2.6 million and $11.8 million for the years ended December 31, 2009 and 2008, respectively.

We also recorded a loss of less than $0.1 million in 2009 and a gain of $2.7 million in 2008 related to the sale of the U.S. EDC operations.

For a more detailed discussion of the results of these discontinued operations and gains on the sale of these businesses see Note 3 included in Item 7, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Condition and Liquidity

Overview

At December 31, 2009, we had cash and cash equivalents totaling $78.1 million, of which $50.6 million was cash held by the EDCI and $27.5 was cash held at EDC. At December 31, 2009, the principal sources of liquidity were our unrestricted cash and cash equivalents.  On February 1, 2010, EDCI made an initial dissolution cash distribution of $3.12 per share on common stock outstanding.  In the aggregate, approximately $21.0 million of EDCI’s cash was returned to shareholders pursuant to this initial distribution.

At December 31, 2009, EDCI had investments of $0.9 million in one auction-rate security.  Due to the uncertainty surrounding the liquidation of this investment, this security has been classified as long-term on our consolidated balance sheet at December 31, 2009.

EDC expects to use its cash and cash equivalents for working capital and other general corporate purposes in addition to payments of debt obligations.  EDCI plans to use its cash and cash equivalents in connection with the Plan of Dissolution.  We believe that the liquidity position of each of EDCI and EDC is adequate to fund their operating needs and to provide EDC with flexibility to respond to further changes in its business environment. The challenges of the present business environment and disagreements with its primary customer may cause a material reduction in EDC’s liquidity as a result of an adverse change in its cash flow from operations or its access to credit or other capital.  In addition, EDCI does not guarantee any of the liabilities of EDC.

Derivative Activities

EDC entered into a cross currency rate swap agreement with a commercial bank on May 31, 2005.  The objective of this swap agreement was to manage foreign currency exposure arising from EDC’s intercompany loan to its German subsidiary and is therefore, for purposes other than trading.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.

Cash Flows

Operating Activities. Cash provided by operating activities in 2009 was $7.0 million compared to $8.3 million in 2008.  The positive cash flows from operating activities in 2009 were primarily due to $1.7 million in income (adjusted for non-cash items), changes in long term assets and other liabilities of $2.6 million, working capital changes of $1.7 million and changes in restricted cash of $0.9 million.  The working capital changes in 2009 were primarily driven by decreases in accounts receivable of $9.3 million, $5.6 million for prepaid expenses and other current assets and $1.9 million for inventories, offset by decreases of $8.6 million in accrued liabilities and income taxes payable and $6.5 million in accounts payable.  Income (adjusted for non-cash items) declined to $1.7 million in 2009 from income (adjusted for non-cash items) of $17.3 million for 2008 primarily due to lower sales volume during 2009 and certain restructuring charges incurred related to the closure of our EDC UK operations.

Working capital changes in 2009 included the following:

•
A decrease of $9.3 million in accounts receivable in 2009.  The overall decrease in accounts receivable reflects the collection of significant accounts receivable balances related to our now discontinued U.S. operations, which were outstanding at the end of 2008 and the decrease in sales volumes in 2009 compared to 2008, including the wind down of our UK operations.

•
A decrease of $5.6 million in prepaid and other current assets in 2009.  The decrease in 2009 was primarily due to a decrease of approximately $2.9 million in billings related to certain pass through costs in Germany, $1.8 million for the wind down of our now discontinued U.S. operations, the collection of a tax refund of approximately $0.8 million at our UK operations and the recognition of prepaid items throughout 2009.

•
A decrease of $1.9 million in inventory in 2009.  The decrease in 2009 primarily relates to the sale of remaining inventory of our now discontinued U.S. operations and the wind down of our now ceased UK operations.

•
A decrease of $8.6 million in accrued liabilities and income taxes payable in 2009.  The decrease in 2009 reflects the settlement of approximately $5.6 million in liabilities related to our discontinued U.S. operations, $2.2 million in reduced liabilities in our central European operations primarily from lower severance and royalty accruals and $1.5 million in reduced liabilities for our UK operation, which ceased operations at the end of 2009.

•
A decrease of $6.5 million in accounts payable in 2009.  The decrease in 2009 reflects the payment of accounts payable balances related to our discontinued U.S. operations, which were outstanding at the end of 2008, and lower purchasing levels associated with the wind down of our UK operations.

Investing Activities. Investing activities in 2009 included the release of $5.4 million of funds that were escrowed related to our long term borrowing agreement in the Senior Secured Credit Facility that we repaid in 2009 and used to pay costs directly related to the discontinued EDC U.S. operations and collection of approximately $2.8 million in proceeds related to the sale of the remaining equipment of our EDC U.S. operations.  Also during 2009, we had capital expenditures of $1.5 million and proceeds from the sale of certain auction-rate securities of $0.2 million.  Additionally, on January 23, 2009, we paid $2.1 million to settle our cross currency swap.

Financing Activities. During 2009, we made payments of $8.6 million under our long-term debt and capital lease obligations and $1.0 million under our employee loan agreements.  Included in the aforementioned $8.6 million of long-term and capital lease payments, is EDC’s payment in full of all remaining balances outstanding, approximately $7.1 million including interest, related to its Senior Secured Credit Facility with Wachovia Bank, National Association and ING Capital, LLC (the “Lenders”) and Wachovia Bank as administrative agent (the “Agent”). Commensurate with the final payoff of $7.1 million, EDC terminated all existing lending facilities with the Lenders and the Agent. Also, we paid $0.2 million during 2009 to repurchase shares of our common stock.

Capital Expenditures

Capital expenditures amounted to approximately $1.5 million in 2009 and are anticipated to be approximately $2.9 million in 2010. Anticipated expenditures in 2010 are primarily targeted for normal equipment and facility maintenance, replacement and upgrades and efficiency improvements.

Income Tax Matters

Our recent cash outlays for income taxes have been limited primarily to foreign income taxes paid by EDC. At December 31, 2009, EDCI had U.S. and international net operating loss carryforwards (“NOLs”) aggregating approximately $366.4 million, which may be used to offset certain future taxable income and reduce federal and international income taxes.  The amount of EDCI’s NOLs and the percentage of EDCI’s share base that has changed hands has not been audited by the IRS or others.

These NOLs begin to expire in 2010 as noted in the table below.

	Unrestricted U.S.	Restricted U.S.	Canada	Total
2010	$ -	5.9	46.0	$ 51.9
2011	-	9.0	-	9.0
2012	-	9.4	-	9.4
2015	-	-	0.3	0.3
2019	43.2	-	-	43.2
2020	50.6	-	-	50.6
2021	65.0	-	-	65.0
2022	13.4	-	-	13.4
2023	20.8	-	-	20.8
2024	48.4	-	-	48.4
2025	2.0	-	-	2.0
2026	29.0	-	0.2	29.2
2027	12.8	-	-	12.8
2028	-		-	-
2029	10.4	-	-	10.4
TOTAL	$ 295.6	$ 24.3	$ 46.5	$ 366.4

EDCI also has restricted U.S. NOL's of $24.3 million, which relate to losses incurred by former messaging subsidiaries before they were acquired by EDCI and can only be utilized by each subsidiary generating taxable income.  EDCI has discontinued operations in those subsidiaries, so it does not expect those losses will be utilized before they expire.  EDCI also has $46.5 million of Canadian NOLs.  The Canadian NOL's were generated by EDCI's Messaging business and can only be utilized if the company generates taxable income in Canada before their expiration.  At this time, the company has no business activity in Canada to generate income needed to utilize the NOL's and it is expected that those NOL's will expire without being utilized.

Outlook

EDCI

Pursuant to the Plan of Dissolution, as of January 2010, we have ceased all of EDCI’s business activities except for those relating to winding up EDCI’s business and affairs during a minimum three-year period required under Delaware law, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCI, seeking to convert EDCI’s assets into cash or cash equivalents, discharging or making provision for discharging EDCI’s known and unknown liabilities, making cash distributions to our stockholders, withdrawing from all jurisdictions in which EDCI is qualified to do business and, if EDCI is unable to convert any assets to cash or cash equivalents by the end of the three-year period, distributing EDCI’s remaining assets in-kind among our stockholders according to their interests or placing them in a liquidating trust for the benefit of our stockholders, and, subject to statutory limitations, taking all other actions necessary to wind up the EDCI’s business and affairs.

EDCI’s indirect ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution. The Plan of Dissolution does not directly involve the operating business, assets, liabilities, or corporate existence of EDC, however, beginning in January 2010, EDCI’s consolidated financial statements are required to reflect the value of EDC’s assets and liabilities under liquidation accounting.  During EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to applicable legal requirements. While EDC is currently examining the possibility of making a dividend distribution from EDC's German subsidiaries to EDC, such a dividend remains subject to the future operating performance of EDC’s German subsidiaries and compliance with German law, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal considerations. However, EDCI is unable to provide any assurance that its efforts to seek value for its investment in EDC will result in any additional proceeds.  In particular, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s German subsidiaries and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate with any such transaction.  As a result, any transaction involving the sale of EDC’s German subsidiaries in the near term is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

On February 1, 2010, EDCI made an initial dissolution cash distribution of $3.12 per share of its common stock.  In the aggregate, approximately $21.0 million of EDCI’s cash was returned to shareholders pursuant to the Plan of Dissolution.  EDCI is also contemplating the implementation of a tender offer using up to $10 million of EDCI’s cash, proceeds for which were reserved for in the amounts approved by the EDCI Board of Directors and subsequently approved in a near unanimous basis by EDCI’s shareholders under the Plan of Dissolution.

EDC

The difficult operating environment and economic trends that began in 2008 continued in 2009 and are anticipated to continue in 2010.  Having completed the sale and wind down of EDC’s U.S. operations and the Blackburn-Hannover consolidation, the sole EDC focus has shifted to maximizing the profitability at its remaining international operations in Hannover, Germany.  While the Blackburn-Hannover Consolidation will improve profitability at our remaining Hannover facility, we anticipate decline rates of CD and DVD volumes in Europe in the 10-15% range for 2010.  As in 2009, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2010 to deal with forecasted and actual volume declines.

Blackburn – Hannover Consolidation

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility.  As a result of the Consolidation, EDC ceased substantially all of the operations presently conducted at its Blackburn facility in the United Kingdom as of December 31, 2009 with the intention of producing all of the manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015. However, Universal has objected to EDC continuing to produces certain UK related volume and we are in arbitration with regard to this disputed volume.  See Note 21.  However, Universal has objected to EDC producing certain UK related volume at its EDC Hannover plant and EDC has submitted the matter for arbitration.  See Note 21.  Final closure of Blackburn is planned to occur prior to the next break option under the Blackburn lease on June 18, 2010, notice for which was given during the third quarter of 2009.

EDC implemented the Consolidation as the result of an analysis that was based in part on a particular customer communicating to EDC in early February 2009 a sizable percentage cut in that customer’s volume forecast for its Blackburn operation that month.  As a result of those and other forecast cuts, reasonable forecasts of continued unpredictability, if not outright erosion of the volume of sales and the pricing of music CDs that comprise substantially all of the business conducted at the Blackburn facility, and the potential loss of credit insurance for UK third party customers and other significant risks associated with continuing to operate in Blackburn, management determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.   EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.

Blackburn closure costs are ultimately expected to total approximately $9 million, which is in line with previously disclosed estimates.  Closure costs are comprised primarily of severance costs for approximately 270 employees, costs associated with exiting Blackburn’s existing leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover.  Closure costs will be financed out of existing cash in the UK and approximately $6.0 million of closure costs were paid in 2009.  After completion of the Consolidation, the Company plans to continue to manufacture the Universal volume in Hannover that was previously manufactured in Blackburn without any significant increase in Hannover’s fixed costs. As a result, the overall profitability of the European operations is expected to be comparable to what it would have been without the Consolidation, resulting in an original estimated payback of the closure costs within 2.5 years. However, Universal has objected to EDC continuing to produce certain UK related volume and we are in arbitration with regard to the disputed volume. See Note 21.

EDC ceased all Blackburn operations as of December 31, 2009, after completion of the high-volume “peak” manufacturing period, to limit any potential customer disruption.  Final closure of the Blackburn facility is planned to occur prior to the next break option under the Blackburn lease on June 18, 2010, notice for which was given during the third quarter of 2009.

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

Inventory.  Inventories are valued using a first in, first out method and are stated at the lower of cost or market. Generally, EDC does not own a significant amount of finished goods and component parts produced by it.  Consequently, reserves relate primarily to raw materials. Our inventories at December 31, 2009 were $3.7 million, net of reserves of $1.3 million.

Impairment of Long-Lived Assets. We review the recoverability of long-lived assets, including property, plant and equipment and intangible assets with finite lives when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future cash flows of the related operations. To the extent that the asset is not recoverable, we measure the impairment based on the projected discounted cash flows of the asset over the remaining useful life. The measurement of impairment requires us to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Negative operating conditions encountered in 2008 and the loss of a significant distribution customer at EDC’s central European operation indicated that the carrying value of EDC’s central European operation’s Universal manufacturing and distribution supply agreement, one of EDC’s third party distribution agreements, and third party customer relationship agreement intangible assets would not be recovered from the cash flows related to operations of these assets. We made certain assumptions when estimating future cash flows to be generated from these assets including decline in future sales volumes, pricing, and costs saving initiatives in support of the assets.  As a result of our analysis, we recorded an impairment of EDC’s assets of $26.4 million in 2008.

Pension, Early Retirement and Long-term Service Awards.  Our Pension, Early Retirement and Long-term Service Awards cover employees of EDC’s German operation. The benefit costs and obligations for these plans are actuarially calculated based on various assumptions including discount rates, salary growth rates and other factors. The discount rate assumption is based on current investment yields on high quality fixed income investments. The salary growth assumptions include long-term actual experience and expectations for future growth. The differences between actual experience and the assumptions are accumulated and amortized over the estimated future working life of the plan participants. See Note 18 to the consolidated financial statements for specific assumption values.

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

We believe our pension and retiree medical plan assumptions are appropriate based on the above factors.  If the health-care-cost trend rates were to change by one percentage point each future year, the aggregate of the service cost and the interest cost components of the 2009 annual expense would change by an amount less than $0.1 million.  If the 2009 discount rate for pension plan and post-retirement health care benefit plan were changed by a quarter percentage point, loss before income taxes would change by an amount less than $0.1 million.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM (the “Codification”).  The Codification becomes the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature and did not have any impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued guidance that sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On January 1, 2009, the Company adopted FASB guidance, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Retroactive adoption of the presentation and disclosure requirements for existing minority interests was required.  The Company reclassified $5.3 million and $5.2 million of minority interest in subsidiary company to stockholders’ equity on the consolidated balance sheet as of December 31, 2009 and 2008, respectively.

Other

Leases

EDC leases manufacturing, warehouse, and office facilities and equipment under operating leases. The office leases generally include provisions for rent escalation of 3% or less and hold over options to continue occupancy without renewal. The lease for EDC’s facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater. Contingent rentals are estimated based on provisions in the lease and historical trends. The principal lease for EDC’s UK manufacturing facility includes an option to break the lease without penalty in 2010, which EDC exercised during the third quarter of 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including special purpose entities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS

Our consolidated financial statements, which include our wholly owned and controlled majority owned subsidiaries as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009, as well as the report of independent auditors thereon, are set forth on the following pages. The index to such financial statements is set forth below.

INDEX TO FINANCIAL STATEMENTS
                                                                                                                                                                                                                                  Page

Financial Statments:

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years

All other schedules are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EDCI Holdings, Inc.

We have audited the accompanying consolidated balance sheets of EDCI Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EDCI Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, EDCI Holdings, Inc. and subsidiaries have retrospectively applied certain reclassification adjustments upon adoption of a new accounting pronouncement for noncontrolling interests.

As described in Note 1 to the consolidated financial statements, the stockholders of the Company approved a Plan of Dissolution in January 2010. As a result of this approval, the Company will change its basis of accounting from the going-concern basis to a liquidation basis.

/s/ Ernst & Young LLP

Indianapolis, Indiana
March 4, 2010

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$ 78,093	$ 75,112
Restricted cash	23,492	7,258
Accounts receivable, net of allowances for doubtful accounts of
$2,853 and $3,008 for December 31, 2009 and 2008, respectively	16,446	19,129
Current portion of long-term receivable	770	599
Inventories, net	3,668	4,845
Prepaid expenses and other current assets	7,941	12,513
Deferred income taxes	27	105
Assets held for sale	6,400	7,154
Current assets, discontinued operations	208	8,691
Total Current Assets	137,045	135,406
Restricted cash	3,314	25,439
Property, plant and equipment, net	16,429	21,186
Long-term receivable	1,670	3,066
Long term investments	870	1,020
Deferred income taxes	1,895	1,694
Other assets	3,011	4,739
TOTAL ASSETS	$ 164,234	$ 192,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,447	$ 15,930
Accrued expenses and other liabilities	22,496	24,435
Income taxes payable	553	-
Loans from employees	976	1,142
Current portion of long-term debt	437	2,281
Current liabilities, discontinued operations	1,584	10,226
Total Current Liabilities	39,493	54,014
Other non-current liabilities	3,592	8,353
Loans from employees	1,610	2,490
Long-term debt	1,488	7,996
Pension and other defined benefit obligations	34,096	35,052
Deferred income taxes	287	-
Non-current liabilities, discontinued operations	-	41
Total Liabilities	80,566	107,946
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-	-
Common stock, $.02 par value; authorized: 15,000,000 shares
7,019,436 shares issued 2009 and 2008	140	140
Additional paid in capital	371,373	371,091
Accumulated deficit	(297,835)	(294,988)
Accumulated other comprehensive income	6,376	4,583
Treasury stock at cost:
2009 -- 333,299 shares; 2008 -- 324,794 shares	(1,657)	(1,427)
Total EDCI Holdings, Inc. Stockholders' Equity	78,397	79,399
Noncontrolling interest in subsidiary company	5,271	5,205
Total Stockholders' Equity	83,668	84,604
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 164,234	$ 192,550

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(In thousands, except per share amounts)
REVENUES:
Product revenues	$ 135,715	$ 181,159
Service revenues	52,161	57,269
Total Revenues	187,876	238,428
COST OF REVENUES:
Cost of product revenues	115,306	151,722
Cost of service revenues	36,555	38,757
Total Cost of Revenues	151,861	190,479
GROSS PROFIT	36,015	47,949
OPERATING EXPENSES:
Selling, general and administrative expense	27,856	32,180
Severance costs for UK facility closure	7,110	-
Impairment of long-lived assets	-	26,354
Amortization of intangible assets	-	6,242
Total Operating Expenses	34,966	64,776
OPERATING INCOME (LOSS)	1,049	(16,827)
OTHER INCOME (EXPENSE):
Interest income	522	3,447
Interest expense	(791)	(2,225)
Gain on currency swap, net	2,111	1,462
Gain (loss) on currency transactions, net	469	(3,233)
Other income (expense), net	648	(440)
Total Other Income (Expense)	2,959	(989)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,008	(17,816)
Income tax provision (benefit)	4,147	(4,643)
LOSS FROM CONTINUING OPERATIONS	(139)	(13,173)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(2,621)	(11,760)
GAIN (LOSS) ON SALE OF EDC U.S. OPERATIONS	(21)	2,712
NET LOSS	$ (2,781)	$ (22,221)
Net income (loss) attributable to noncontrolling interest in subsidiary company	66	(566)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (2,847)	$ (21,655)

LOSS PER WEIGHTED AVERAGE COMMON SHARE (1):
Loss from continuing operations attributable to common stockholders	$ (0.02)	$ (1.86)
Discontinued operations attributable to common stockholders:
Loss from discontinued operations attributable to common stockholders	(0.40)	(1.71)
Gain on sale of EDC U.S. Operations	-	0.40
Net loss per weighted average common share	$ (0.42)	$ (3.17)
LOSS PER WEIGHTED AVERAGE DILUTED COMMON SHARE (1):
Loss from continuing operations attributable to common stockholders	$ (0.02)	$ (1.86)
Discontinued operations attributable to common stockholders:
Loss from discontinued operations attributable to common stockholders	(0.40)	(1.71)
Gain on sale of EDC U.S. Operations	-	0.40
Net loss per weighted average common share	$ (0.42)	$ (3.17)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON STOCKHOLDERS
Loss from continuing operations	(141)	(12,690)
Loss from discontinued operations	(2,685)	(11,677)
Gain (loss) on sale of EDC U.S. Operations	(21)	2,712
Net Loss	$ (2,847)	$ (21,655)

(1) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

					Accumulated Other
	Common Stock		Additional	Accumulated	Comprehensive	Treasury Stock		Noncontrolling
	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Shares	Amount	Interest	Total

Balances, December 31, 2007	7,016	$ 140	$ 370,928	$ (273,333)	$ 8,501	-	$ -	$ 5,771	$112,007
Net loss	-	-	-	(21,655)	-	-	-	(566)	(22,221)
Foreign currency translation	-	-	-	-	(3,866)	-	-	-	(3,866)
Post-retirement and pension benefit
obligation adjustment, net of
income tax of $83	-	-	-	-	222	-	-	-	222
Net unrealized investment losses	-	-	-	-	(274)	-	-	-	(274)
Restricted stock awards
compensation	3	-	100	-	-	-	-	-
Stock based compensation	-	-	63	-	-	-	-	-	63
Acquisition of treasury stock	-	-	-	-	-	(325)	(1,427)	-	(1,427)
Balances, December 31, 2008	7,019	$ 140	$ 371,091	$ (294,988)	$ 4,583	(325)	$ (1,427)	$ 5,205	$ 84,604
Net loss	-	-	-	(2,847)	-	-	-	66	(2,781)
Foreign currency translation	-	-	-	-	934	-	-	-	934
Post-retirement and pension benefit
obligation adjustment, net of
income tax of $168	-	-	-	-	475	-	-	-	475
Net unrealized investment gains	-	-	-	-	384	-	-	-	384
Restricted stock awards
compensation	-	-	93	-	-	11	-	-	93
Stock based compensation	-	-	189	-	-	27	-	-	189
Acquisition of treasury stock	-	-	-	-	-	(46)	(230)	-	(230)
Balances, December 31, 2009	7,019	$ 140	$ 371,373	$ (297,835)	$ 6,376	(333)	$ (1,657)	$ 5,271	$ 83,668

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common shareholders	$ (2,847)	$ (21,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of U.S. operations	21	(2,712)
Depreciation and amortization	6,389	22,970
Impairment of long-lived assets	-	26,354
Stock compensation expense	282	163
Bad debt (recovery) expense	(95)	829
Gain on currency swap	(2,111)	(1,462)
Foreign currency transaction (gain) loss	(469)	3,233
Gain on adjustment to discontinued operations tax payable	(130)	(1,499)
Deferred income tax (benefit) expense	106	(9,495)
Non-cash interest expense	798	912
Noncontrolling interest in subsidiary company	66	(566)
Gain on curtailment of postretirement benefit plan	(393)	-
Other	72	204
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	949	(530)
Accounts receivable	9,280	5,645
Inventories	1,893	1,866
Prepaid and other current assets	5,608	1,999
Long-term receivables	357	512
Other assets	1,196	810
Accounts payable	(6,476)	(11,141)
Accrued liabilities and income taxes payable	(8,567)	(9,991)
Other liabilities	1,094	1,879
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,023	8,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,478)	(2,964)
Proceeds from sale of U.S. operations	2,796	26,000
Cash restricted under long-term borrowing agreement	5,400	(5,400)
Purchase of available for sale securities	-	(12,615)
Proceeds from sale of available for sale securities	150	41,087
Settlement of cross currency swap	(2,093)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,775	46,108
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,041)	(1,281)
Repayment of capital lease obligations	(534)	(537)
Proceeds from long term debt	-	6,799
Repayment of long-term borrowing	(8,023)	(43,549)
Acquisitions of treasury stock	(230)	(1,427)
NET CASH USED IN FINANCING ACTIVITIES	(9,828)	(39,995)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,011	(3,176)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,981	11,262
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,112	63,850
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 78,093	$ 75,112
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash transactions:
Cash paid during period for interest	$ 413	$ 2,700
Net cash paid (refunded) during period for income taxes	$ (65)	$ 10,539
Non cash transactions:
Pension and post-retirement benefit obligation adjustment	$ 643	$ 305

See Notes to Consolidated Financial Statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

1.	Business Liquidity and Continuing Operations

a. Business

EDCI Holdings, Inc. (“EDCI” or the “Company”), is a holding company and parent of  Entertainment Distribution Company, Inc., which, together with its wholly owned and controlled majority owned subsidiaries, is a multi-national company in the manufacturing and distribution segment of the optical disc industry. The Company has one reportable business segment operated by its subsidiary, Entertainment Distribution Company, LLC (“EDC”). EDC provides pre-recorded products and distribution services to the entertainment industry. The primary customer of EDC is Universal Music Group (“Universal”).

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

On September 9, 2009, EDCI’s Board of Directors unanimously approved recommending a dissolution process to EDCI’s stockholders, and on October 14, 2009 approved the final Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”).  At a Special Meeting held on January 7, 2010 the stockholders of EDCI approved the voluntary dissolution and liquidation of EDCI pursuant to the Plan of Dissolution. Delaware law provides that a corporation may dissolve upon the recommendation of the Board of Directors of the corporation, followed by the approval of its stockholders. As the Plan of Dissolution was approved by the requisite vote of our stockholders at the Special Meeting, we filed a certificate of dissolution with the Delaware Secretary of State in January 2010.

The Plan of Dissolution provides for the voluntary dissolution, liquidation and winding up of EDCI.  As of January  2010, we have ceased all of EDCI’s business activities except for those relating to winding up EDCI’s business and affairs during a minimum three-year period required under Delaware law, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCI, seeking to convert EDCI’s assets into cash or cash equivalents, discharging or making provision for discharging EDCI’s known and unknown liabilities, making cash distributions to our stockholders, withdrawing from all jurisdictions in which EDCI is qualified to do business and, if EDCI is unable to convert any assets to cash or cash equivalents by the end of the three-year period, distributing EDCI’s remaining assets in-kind among our stockholders according to their interests or placing them in a liquidating trust for the benefit of our stockholders, and, subject to statutory limitations, taking all other actions necessary to wind up the Company’s business and affairs.

EDCI’s indirect ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, however, beginning in January 2010, EDCI’s consolidated financials are required to reflect the value of EDC’s assets and liabilities under liquidation accounting (see footnote 2a). During EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to applicable legal requirements. While EDC is currently examining the possibility of making a dividend distribution from EDC's German subsidiaries to EDC, such a dividend remains subject to the future operating performance of EDC’s German subsidiaries and compliance with German law, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal considerations. However, EDCI is unable to provide any assurance that its efforts to seek value for its investment in EDC will result in any additional proceeds.  In particular, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s European business and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate with any such transaction.  As a result, any transaction involving the sale of EDC’s European business in the near term is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

On February 1, 2010, pursuant to the previously noted EDCI Plan of Dissolution, EDCI made an initial dissolution distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to its shareholders.

b. Liquidity and Continuing Operations

Sale of EDC’s U.S. Operations - The Company announced on October 31, 2008, and closed on December 31, 2008, the sale of substantially all of the U.S. business of EDC to Sony DADC U.S., Inc (“Sony DADC”) for $26.0 million in cash and certain other consideration.  The specific assets transferred were: EDC’s distribution operations located in Fishers, Indiana; EDC’s U.S. supply agreements with Universal; all of the equipment located in EDC’s Fishers, Indiana distribution facility; certain manufacturing equipment located in EDC’s Kings Mountain, North Carolina facility; and the transfer of certain other of EDC’s U.S. customer relationships.  EDC no longer operates manufacturing and distribution facilities in North America. EDC agreed to provide certain transition services to Sony following the closing.  The required production service process was completed at the end of February 2009.

Following the transaction, the Company continued to operate and serve its international customers through its facilities in Hannover, Germany and Blackburn, UK.  The Company’s business continues to be impacted by trends that have negatively impacted the manufacturing and distribution segment of the entertainment industry in general, including industry overcapacity, recessionary economic conditions in many parts of the world and weakness in demand for physical CD’s.  Several of the Company’s international customers have been impacted by the threat of credit insurers dropping coverage and thus increasing the risk of our continued business with these parties.  In addition, the Company also faces the continuing burden of legacy pension and other post-retirement benefit plans related to its EDC subsidiaries.

On March 20, 2009, the Board of Directors of the Company approved a plan to consolidate the European operations. As a result of this plan, the Company ceased all operations presently conducted at its Blackburn facility in the United Kingdom as of December 31, 2009 with the intention of producing all of the future manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  However, Universal has objected to EDC producing certain UK related volume at its EDC Hannover plant and EDC has submitted the matter for arbitration.  See Note 21.   EDC also relocated certain equipment and related assets from Blackburn to Hannover.  See Note 15.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
2.	Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements of EDCI are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of EDCI and its wholly-owned, as well as its controlled majority-owned, subsidiaries and have been prepared from records maintained by EDCI and its subsidiaries in their respective countries of operation.  The consolidated accounts include 100% of assets and liabilities of its majority owned subsidiaries, and the ownership interests of noncontrolling investors are recorded as noncontrolling interest. All significant intercompany accounts and transactions are eliminated in consolidation.

Pursuant to the approval of the Plan of Dissolution in January 2010, EDCI, including EDC, will change its basis of accounting from that of an operating enterprise, which contemplates realization of assets and satisfaction of liabilities in the normal course of business, to the liquidation basis of accounting. A statement of net assets in liquidation and a statement of changes in net assets are the principal financial statements presented under the liquidation basis of accounting.  Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their estimated settlement amounts.  Recorded liabilities will include the estimated expenses associated with carrying out the Plan of Dissolution.  The financial information presented in these financial statements does not include any adjustments necessary to reflect the possible future effects on recoverability of the assets or settlement of liabilities that may result from adoption of the Plan of Dissolution or EDCI’s potential to complete such plan in an orderly manner.

b. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

c. Cash Equivalents

The Company maintains cash and cash equivalents with various financial institutions. These financial institutions are large diversified entities. The Company classifies investments with maturities of three months or less when purchased as cash equivalents.  At times the amounts of cash held in certain bank accounts may exceed the amount that the Federal Deposit Insurance Corporation (“FDIC”) insures.

d. Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts and notes receivable, investments and other current and long-term liabilities approximates their respective fair values.

The use of derivative instruments is limited to non-trading purposes. The estimated fair values of derivative instruments are calculated based on market rates. These values represent the estimated amounts the Company would receive or pay to terminate agreements, taking into consideration current market rates and the current credit-worthiness of the counterparties.  The derivatives held by the Company do not qualify for hedge accounting and, accordingly, it records the gains and losses from the derivative instruments in earnings.

e. Accounts Receivable, Net

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company calculates a reserve based on the aging of receivables and either increases or decreases the estimate of doubtful accounts accordingly.  Additional allowances may be required if one or more of its customers’ financial condition deteriorates, resulting in an impairment of their ability to make payments. Such allowances, if any, would be recorded in the period the impairment is identified.  The Company recorded an insignificant amount of bad debt expense in 2009 and bad debt expense of $0.6 million in 2008 related to its continuing operations.  Write offs of accounts receivable were less than $0.1 million in both 2009 and 2008.

Accounts receivable at December 31, 2009 and 2008 consisted of:

	2009	2008
Trade receivables	$ 19,299	$ 22,137
Less: allowances for doubtful accounts	(2,853)	(3,008)
	$ 16,446	$ 19,129

f. Inventories

Inventories are valued using a first in, first out method and are stated at the lower of cost or market.  EDC’s inventories are comprised of raw materials, work in process and finished goods components.  The raw materials inventory includes polystyrene used in production of jewel cases and trays production in central Europe; polycarbonate for the production of CDs and DVDs and packaging components including pallets, corrugated cardboard, jewel boxes and trays.  Generally, we do not own a significant amount of finished goods.  Finished goods include CDs and DVDs not yet shipped.

Inventories, net of reserves, at December 31, 2009 and 2008 consisted of:

	2009	2008
Raw materials	$ 2,948	$ 3,859
Finished goods	153	426
Work in process	567	560
Total	$ 3,668	$ 4,845

At December 31, 2009 and 2008, reserves were approximately $1.3 million and $1.0 million, respectively.

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

Property, plant and equipment at December 31, 2009 and 2008 consisted of:

	2009	2008
Buildings and improvements	$ 497	$ 486
Equipment	49,607	48,000
	50,104	48,486
Less: Accumulated depreciation	(33,675)	(27,300)
	$ 16,429	$ 21,186

Depreciation expense in continuing operations was $6.3 million and $7.8 million for the years ended December 31, 2009 and 2008, respectively.

h. Impairment of Long-Lived Assets

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

Negative operating conditions encountered in 2008, anticipated declines in future sales volumes and the loss of a significant distribution customer at the Company’s European operation indicated that the carrying value of its European operation’s Universal manufacturing and distribution supply agreement, one of its third party distribution agreements, and third party customer relationship agreement intangible assets would not be recovered from the cash flows related to operations of the agreements. The Company made certain assumptions when estimating future cash flows to be generated from the assets including decline in future sales volumes, pricing, and costs saving initiatives in support of the intangible assets.  As a result of its analysis, the Company recorded an impairment of intangible assets of $26.4 million in 2008.

i. Foreign Currency Translation

The financial statements of the Company’s foreign subsidiaries whose functional currency is the local currency are accounted for and have been translated into U.S. dollars.  Foreign currency transaction gains and losses resulting from the subsidiary’s foreign currency denominated assets and liabilities were a $0.5 million gain in 2009 and a $3.2 million loss in 2008. Assets and liabilities have been translated using the exchange rate in effect at the balance sheet date. Revenues and expenses have been translated using a weighted-average exchange rate for the period. The resulting gains and losses on currency translations are included as foreign currency translation in the consolidated statement of stockholders’ equity and comprehensive income (loss).

j. Revenue Recognition

The Company’s revenue consists of pre-recorded entertainment product sales and distribution service revenue earned from the fulfillment of services. The Company recognizes revenue when a signed contract exists, the fee is fixed and determinable, delivery terms are met, and collection of the resulting receivable is probable. Service revenue is recognized as services are performed. For certain components, including printed materials, the Company may act as an agent for the customer, and the customer reimburses it for any incurred costs plus a handling fee. The reimbursement for the costs is reported as a reduction to expense and the handling fees are recognized as revenue. Shipping and handling costs that are reimbursed by customers for invoice charges such as postage, freight packing and small order surcharges are recorded as revenue and cost of revenue.

k. Stock-Based Compensation

The Company accounts for stock-based compensation utilizing the modified prospective method.  This requires the recognition of stock-based compensation expense in the consolidated financial statements for awards of equity instruments to employees and non-employee directors based on the grant-date fair value of those awards. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting period. The modified prospective method applies to all awards granted or modified after the date of adoption.  The benefits of tax deductions in excess of recognized compensation expense are required to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flow and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under the prior accounting rules.

l. Income Taxes

The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   A minimum recognition threshold for the tax position is required to be met before being recognized in the financial statements.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
m. Income (Loss) Per Common Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards during the period using the treasury stock method.  See Note 20.

n. Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM (the “Codification”).  The Codification becomes the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature and did not have any impact on our financial position, results of operations, or cash flows.

In May 2009, the FASB issued guidance that sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

On January 1, 2009 the Company adopted FASB guidance, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Retroactive adoption of the presentation and disclosure requirements for existing minority interests was required.  The Company reclassified $5.3 million and $5.2 million of minority interest in subsidiary company to stockholders’ equity on the consolidated balance sheet as of December 31, 2009 and 2008, respectively.

3.	Discontinued Operations

(a) EDC U.S. Operations

On October 31, 2008,  the Company announced that its EDC subsidiary entered into an Asset Purchase Agreement (the “Agreement”) with Sony DADC for the sale of its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal, the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in its Kings Mountain, North Carolina facility, as well as the transfer of U.S. customer relationships to Sony DADC (collectively, the “Sony Sale”).  On December 31, 2008, the Sony Sale closed. In accordance with the Agreement, EDC received $26.0 million in cash at closing and received approximately $1.5 million for equipment sold to Sony DADC pursuant to the Agreement and $0.6 million for inventory acquired during 2009. The $26.0 million purchase price was subject to certain post-closing working capital adjustments, as provided in the Agreement. The Agreement also provides for up to $2.0 million as contingent consideration related to the transferred operations achieving target criteria during 2009, which we do not expect to receive based on current estimates in regards to the target criteria. The Agreement includes customary representations and warranties accompanied by certain indemnification rights.  Substantially all of EDC's assets are pledged as collateral to secure those indemnification rights for a period of at least three years following the closing of the transaction

At December 31, 2008, the Company’s Kings Mountain, North Carolina facility (“Kings Mountain Facility’), which was not disposed of in the Sony Sale, was written down to $7.0 million and reclassified as held for sale in the accompanying consolidated balance sheet. During the fourth quarter of 2009, the Company obtained an updated appraisal of its Kings Mountain Facility and accordingly wrote down the value by $0.6 million to $6.4 million as of December 31, 2009.

At December 31, 2009 and December 31, 2008, the Company recorded a gain on the Sony Sale as follows:

	December 31, 2008	Adjustments	December 31, 2009
Assets Sold or Held for Sale and Liabilities Assumed
Accounts receivable	$ (381)	$ -	$ (381)
Inventory	(820)	-	(820)
Other current assets	(198)	-	(198)
Fixed assets	(7,532)	(600)	(8,132)
Intangible assets	(6,368)	-	(6,368)
Accounts payable	163	-	163
Accrued liabilities	878	-	878
	$ (14,258)	$ (600)	$ (14,858)
Other expenses	(10,488)	-	(10,488)
Transaction costs	(600)	-	(600)
	$ 25,346	$ 600	$ 25,946
Additional proceeds	28,058	579	28,637
Gain on sale	$ 2,712	$ (21)	$ 2,691

The operating results of the Company’s EDC U.S. operations are classified as discontinued operations for all periods presented in the consolidated statements of operations.  Additionally, the Company reported all the remaining EDC U.S. operations assets at their net realizable value in the consolidated balance sheet as of December 31, 2009 and 2008.

Other expenses primarily includes $7.6 million for the impairment of property, plant and equipment not acquired by Sony DADC which was held for sale at December 31, 2008, severance costs of $0.9 million and the write off of $1.9 million of inventory and other assets related to the Kings Mountain facility.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

Severance charges were recorded over the employees’ service period. The Company recorded severance charges amounting to $0.9 million for the year ended December 31, 2008.  During 2009, the Company recorded $0.8 million in severance related costs related to its exit plan.  The Company paid out approximately $1.7 million in severance in 2009.  Additionally, during 2009, the Company recorded gains of $0.6 million related to the sale of the remaining equipment of our discontinued U.S. operations.

Results for the EDC U.S. Operations consist of the following:

	Year Ended December 31,
	2009	2008
Net sales	$ -	$ 104,802
Loss from discontinued operations:
Loss from operations before income taxes	(3,178)	(13,394)
Provision for income taxes	-	-
Loss from operations	$ (3,178)	$ (13,394)
Gain (loss) on disposal before income taxes	(21)	2,712
Provision for income taxes	-	-
Gain (loss) on disposal of discontinued operations	(21)	2,712
Loss from discontinued operations	$ (3,199)	$ (10,682)

The loss from discontinued operations consists of operating losses for the Company’s EDC U.S. operations.  Certain estimates and assumptions were made in determining the net realizable value related to the discontinued assets and operating results noted above.  Interest expense was allocated to the discontinued EDC U.S. Operations based on debt incurred to finance its acquisition and its working capital needs, including the Universal loan. In total the Company allocated less than $0.1 million and $1.6 million of interest expense from continuing operations to discontinued operations in 2009 and 2008, respectively.   There is no cumulative benefit for income taxes recorded due to the uncertainty about the Company’s ability to utilize the net operating losses.

The classes of assets and liabilities included as part of the sale of the Company’s EDC U.S. operations are reported as discontinued operations on the Company’s consolidated balance sheet as follows:

	December 31,
	2009	2008
Current Assets
Accounts receivable	$ -	$ 5,093
Inventory	-	515
Prepaid and other current assets	123	3,082
	$ 123	$ 8,690

Current Liabilities
Accounts payable	$ 1	$ 3,268
Accrued employee wages and benefits	-	1,651
Accrued income and other taxes	-	2
Accrued other	1,415	4,759
	$ 1,416	$ 9,680

Non-Current Liabilities
Other	-	41
	$ -	$ 41

(b) Messaging and Paging

The operating results of the Messaging and Paging segments are classified as discontinued operations for all periods presented in the consolidated statements of operations.  Additionally, the Company reported all of the remaining Messaging and Paging segment assets at their estimated net realizable value in the consolidated balance sheet as of December 31, 2009 and 2008.

Results for discontinued operations consist of the following:

Year Ended December 31,
	2009	2008
Income from operations before income taxes	$ 334	$ 143
Benefit for income taxes	(223)	(1,491)
Income from operations	$ 557	$ 1,634
Gain on disposal before income taxes	-	-
Provision for income taxes	-	-
Gain on disposal of discontinued operations	-	-
Income from discontinued operations	$ 557	$ 1,634

The year ended December 31, 2009 and 2008 included benefits of $0.2 million and $1.5 million, respectively, for expiration of tax-related statutes of limitation, offset by additional interest and the impact of foreign currency movements on tax contingencies.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

The major classes of assets and liabilities included as part of the sale of the Messaging and Paging group reported as discontinued operations on the Company’s consolidated balance sheet were $0.1 million for a tax receivable and $0.2 million and $0.5 million for accrued taxes at December 31, 2009 and 2008, respectively.

4.	Investments

Based on the Company’s plan to market and sell these instruments, the Company classifies auction-rate securities (as discussed below) as available-for-sale and carries them at fair market value.  Changes in the fair value are included in accumulated other comprehensive income in the accompanying consolidated financial statements, except for auction-rate securities as described below.

In accordance with the Company’s investment policy, it has invested in securities with issuers who have high-quality credit and limit the amount of investment exposure to any one issuer. The Company seeks to preserve principal and minimize exposure to interest-rate fluctuations by limiting default risk, market risk, and reinvestment risk. During 2008, the Company liquidated the majority of its investments portfolio and directed the proceeds into cash and cash equivalents.  The Company recorded losses on sales of investments of $0.3 million in 2008, which are included in other income (expense) in the accompanying consolidated statements of operations.  During 2008, the Company reclassified less than $0.1 million of unrealized losses on investments out of accumulated other comprehensive income into earnings for the period using the specific identification method.

Auction-rate securities represent interests in collateralized debt obligations with high-quality credit ratings, the majority of which are collateralized by bonds and other financial instruments.  Liquidity for these auction-rate securities is typically provided by an auction process that resets the applicable interest rate at pre-determined intervals, usually every 7, 28, 35 or 90 days.

In mid-February 2008, auctions began to fail due to insufficient buyers, as the amount of securities submitted for sale in auctions exceeded the aggregate amount of the bids.  For each failed auction, the interest rate on the security moves to a maximum rate specified for each security, and generally resets at a level higher than specified short-term interest rate benchmarks.  However, during 2008, the Company was able to sell $8.8 million in auction-rate securities at par.  At December 31, 2009, the Company held one auction-rate security valued at $0.9 million.

The Company evaluates the fair value of its auction-rate securities portfolio for impairment at each reporting period. The Company performed its evaluation of investments as of December 31, 2009 and concluded that the carrying value of the investment approximated its fair value and thus no impairment was considered necessary. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its auction-rate security for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter its estimates described above. The Company may be required to record future impairment charges to earnings if it determines that its investment portfolio has incurred a further permanent decline in fair value.  Because of the Company’s inability to liquidate these securities in the near term, it has classified its auction rate securities to long-term investments.

5.	Risks and Uncertainties

Concentrations of Credit Risk

Financial instruments potentially subjecting the Company to concentrations of credit risk consist of temporary cash investments and trade accounts receivable. The Company places its temporary cash investments and currency swaps with large diversified entities with operations throughout the U.S. and Germany. The Company is exposed to credit-related losses in the event of non-performance by the parties in these contracts.  See Note 8.

The Company’s primary customer is Universal, which individually accounted for approximately 84% and 73% of EDC’s total 2009 and 2008 revenue, respectively. Outstanding accounts receivable due from Universal were $8.4 million and $7.8 million at December 31, 2009 and 2008, respectively.  The Company believes that its reserves for bad debt are adequate considering its concentrations of credit risk.

Concentrations of Suppliers

EDC’s principle raw materials are polystyrene used in the manufacture of jewel boxes and trays and polycarbonate used in the manufacture of CDs and DVDs.  EDC has a limited number of suppliers who are able to provide raw materials.  EDC purchases polystyrene, polycarbonate and any jewel boxes and trays, not internally manufactured, from several suppliers. These inputs are crucial to the production of CDs and DVDs and while there are alternative suppliers of products, it would be disruptive to EDC’s production if any of its suppliers were unable to deliver their product to EDC.

Workforce Subject to Collective Bargaining Agreements

At December 31, 2009, EDC employed approximately 800 persons. In Germany, approximately 43% of the workforce of 763 employees is unionized and all employees, including exempt staff, which represents approximately 4% of the total employees, are represented by a works council. Collective bargaining agreements and works council agreements cover all labor relations.  In February 2008, EDC reached an agreement with the works council on an eight year tariff agreement which runs through 2015.

At December 31, 2009, EDC employed approximately 20 employees at its Blackburn, UK location for the specific purpose of winding down the business affairs of that operation and ensuring that the transition of business affairs from Blackburn to EDC’s Hannover, Germany facility is completed.  It is expected that EDC will employ certain personnel at its Blackburn facility through June 2010 at which point there will be no remaining business.

At December 31, 2009, EDCI had a core corporate staff of 11 employees.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)
6.	EDC LLC Agreement - Profits Interests and Noncontrolling Interest in Subsidiary Company
EDC Profits Interests

Upon the completion of the acquisition of the U.S. and central European CD and DVD manufacturing and distribution operations from Universal, EDC issued profits interests to certain key employees, Universal, and the Company’s financial advisor, that will entitle these parties to up to 30% of EDC’s distributed profits after it has received a return of its equity capital contribution and certain internal rate of return hurdles and other profitability conditions have been met. No payments were required from these parties to acquire the profits interests. These profits interests do not carry any voting rights.

The estimated fair value of the profits interests at the date of grant represents the present value of estimated future cash flows to those profits interests. The fair value of the profits interests granted to Universal and the financial advisor are included in the acquisition costs of EDC. The profits interests issued to members of management were accounted for as compensation expense, are included in selling, general and administrative expenses in the consolidated statements of operations and are being amortized over the vesting schedule of one-third immediately upon grant and two-thirds ratably in each of the two years after grant. The Company did not incur compensation expense related to profit interests in the twelve months ended December 31, 2009 or 2008 as they vested fully in 2007. Profits interests of $2.9 million are included with noncontrolling interest in subsidiary company in the Company’s consolidated balance sheets.

Noncontrolling Interest in Subsidiary Company

As part of the May 31, 2005 acquisition of EDC, the Company sold 772 Class A units of EDC (representing 2.2% of EDC’s outstanding units) to two key employees at the fair value of $1,000 per unit upon which such Class A units were automatically converted into Class B units. The Class A and Class B units carry equivalent economic rights. During 2006, in association with the Blackburn acquisition, the Company purchased additional Class A units and increased its holdings by $8,151,000 and one of the key employees, pursuant to rights under the EDC Agreement, purchased additional Class B units and increased his holdings by $99,000.  As a result of these investments, the Company has 97.99% of the Class A and Class B units of EDC.  Further, as a result of these investments, the Level One, Two and Three Threshold Amounts and Level One, Two and Three Pro Rata Percentages applicable to distributions pursuant to Section 3.1 of the EDC LLC Agreement were automatically adjusted.  As a result of these adjustments, upon a board approved distribution pursuant to Section 3.1(b) of the EDC LLC Agreement, the following order and priorities would apply:  (i) for distributions up to $43.25 million, 100% of such distributions would be apportioned pro rata to the holders of Class A and Class B units; (ii) for distributions above $43.25 million and up to $68.99 million, 84.02% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, and 15.98% would be apportioned pro rata to the holders of Tier 1 Profits Interests; (iii) for distributions above $68.99 million and up to $96.78 million, 77.8% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 14.8% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests and 7.4% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests; and (iv) for distributions above $96.78 million, 72.44% of such distributions would be apportioned pro rata to the holders of Class A and Class B units, 13.78% of such distributions would be apportioned pro rata to the holders of Tier 1 Profits Interests,  6.89% of such distributions would be apportioned pro rata to the holders of Tier 2 Profits Interests and 6.89% of such distributions would be apportioned pro rata to the holders of Tier 3 Profits Interests.  In all events, if, after receipt of all distributions above, holders of Class A and Class B Units have not received an amount equal to their aggregate contributions plus an amount equal to a return of 20%, compounded annually (the “IRR Hurdle”), then only distributions pursuant to (ii) shall be made until satisfaction of the IRR Hurdle, after which distributions pursuant to (iii) and (iv) shall resume.

The Company has recorded net income (loss) attributable to noncontrolling interest in subsidiary company of $0.1 million and ($0.6) million in 2009 and 2008, respectively.  If EDC does not undergo an initial public offering prior to the earlier of (1) May 31, 2015 or (2) the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distribution agreements with Universal shall have been extended to a term ending on or after May 31, 2018, holders of Class B units and profits interests would have the right for a five-year period beginning on such date to sell their interests to the Company at fair value.

7.	Cash and Cash Equivalents

Restricted Cash

EDC Central European Operation

Restricted cash of EDC’s central European operation at December 31, 2009 was $26.8 million, including $23.5 million classified as current. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly.  A portion of the restricted cash is being held in escrow to fund employee related obligations. On June 1, 2010, the restrictions encumbering approximately $22.3 million of the restricted cash expire and the cash will be released to EDC.  We are currently evaluating all options in regards to the future usage of the portion of the restricted cash that will be released from escrow on June 1, 2010.

EDC U.S. Operation

There was no restricted cash relating to EDC’s U.S. operation at December 31, 2009.  As part of the Sony Sale, EDC’s Senior Secured Credit Facility was amended to include provisions which required a portion of the proceeds from the Sony Sale to be held in escrow in the name of the administrative agent for use in the wind-down of certain U.S. operations or prepayment of loans under the terms of the Seventh Amendment to the credit agreement.  During 2009, EDC used the $5.4 million of proceeds in conjunction with wind down costs associated with the EDC U.S. operations and to pay off debt.

8.	Currency Rate Swap

EDC entered into a cross-currency rate swap agreement with a commercial bank on May 31, 2005. EDC’s objective was to manage foreign currency exposure arising from its intercompany loan to its German subsidiary acquired in May of 2005 and is therefore, for purposes other than trading. The loan is denominated in Euros and repayment is due on demand or by May 31, 2010.  The currency swap does not qualify for hedge accounting and, as a result, EDC reports the foreign currency exchange gains or losses attributable to changes in the U.S. $/€ exchange rate on the currency swap in earnings.  In January 2009, the U.S. dollar strengthened versus the Euro and EDC was able to settle the currency swap obligation for $2.1 million on January 23, 2009.  During 2009, EDC recorded a gain of $2.1 million in the accompanying consolidated statements of operations related to the settlement of the swap.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

9.	Fair Value Measurements

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The manner in which fair value is determined for assets and liabilities includes a three-tiered value hierarchy into which these assets and liabilities must be grouped, based upon significant levels of inputs as follows:

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009, according to the valuation techniques it used to determine their fair values.

Fair Value Measurements at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Auction-Rate Security	$ 870	$ -	$ -	$ 870
Total	$ 870	$ -	$ -	$ 870

The following tables provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3).

Fair Value Measurements
Using Significant
Unobservable Inputs
(Level 3)
Auction-Rate Securities
Beginning balance	$ 1,020
Purchases, sales and settlements, net	(150)
Total gains or losses (realized/unrealized)	-
included in earnings	-
Ending Balance	$ 870

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Auction-Rate Securities.  At December 31, 2009, the Company’s investments consisted of one auction-rate security. Its investment in the auction-rate security is classified as Level 3 as quoted prices were unavailable.  Due to limited market information, the Company utilized a discounted cash flow (“DCF”) model to derive an estimate of fair value at December 31, 2009.  The assumptions used in preparing the DCF model included estimates with respect to the amount and timing of future interest and principal payments, the probability of full repayment of the principal considering the credit quality and guarantees in place, and the rate of return required by investors to own such securities given the current liquidity risk associated with auction-rate securities.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

10.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets related to the Company’s continuing operations at December 31, 2009 and 2008 consisted of:

	2009	2008
Prepaid expenses	$ 947	$ 2,539
Recoverable value added taxes	1,213	1,927
Other customer receivables and pass-through costs	5,661	7,479
Other current assets	120	568
	$ 7,941	$ 12,513

11.	Long-term Receivable

The current and noncurrent portions of the long-term receivable are as follows for the years ended December 31:

	2009	2008
Current portion of long-term receivable	$ 770	$ 599
Non-current portion of long-term receivable	1,670	3,066
	$ 2,440	$ 3,665

Under the terms of the share purchase agreement relating to the acquisition of Universal’s central European operations, Universal is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the receivable.  The balances at December 31, 2009 and 2008 relate to the long-term service award plan. See Note 18.

12.	Other Assets

Other assets at December 31, 2009 and 2008 consisted of:

	2009	2008
Equipment spare parts	$ 3,011	$ 3,471
Deferred compensation trust plan	-	503
Deferred debt issuance costs	-	765
	$ 3,011	$ 4,739

The deferred compensation relates to the value of investments from compensation deferred by director level and above employees, which were paid out in 2009 when the deferred compensation plan was terminated. See Note 18. The deferred debt issuance costs are costs incurred related to our Senior Security Credit Facility, which were written off to interest expense in the consolidated statement of operations when the facility was terminated in December 2009. See Note 16.

13.	Accrued and Other Liabilities

 Accrued liabilities at December 31, 2009 and 2008 consisted of:

	2009	2008
Accrued salaries and benefits	$ 4,619	$ 4,943
Accrued pension and other benefit obligations	3,133	2,337
Accrued vacation	638	738
Accrued VAT and other taxes	3,363	3,534
Accrued royalty expense	1,190	2,796
Accrued professional services	1,022	1,206
Other current liabilities	8,531	8,881
	$ 22,496	$ 24,435

14.	Other Liabilities

Other liabilities at December 31, 2009 and 2008 consisted of:

	2009	2008
Other liabilities	$ -	$ 177
Deferred compensation	-	503
Unrealized loss on currency swap	-	4,180
Tax contingency accrual	3,592	3,493
	$ 3,592	$ 8,353

The loss on currency swap related to a five year currency swap arrangement under which EDC was obligated, but settled in January 2009. See Note 8.  Finally, the deferred compensation accrual relates to amounts deferred by director level and above employees, which were paid out in 2009 when the deferred compensation plan was terminated. See Note 18.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

15.	UK Facility Closure and Germany Restructuring

On March 20, 2009, the Board of Directors of EDC approved a plan to consolidate EDC’s Blackburn, UK and Hannover, Germany manufacturing volumes within the Hannover facility (the “Consolidation”).  As a result of the Consolidation, EDC ceased substantially all of the operations presently conducted at its Blackburn facility in the United Kingdom as of December 31, 2009 with the intention producing all of the future manufacturing volume for Universal, its largest customer, in EDC’s Hannover plant through the expiration of the Universal manufacturing agreements in May 2015.  However, Universal has objected to EDC producing certain UK related volume at its EDC Hannover plant and EDC has submitted the matter for arbitration.  See Note 21.

Blackburn closure costs currently are forecast at approximately $9-10 million, comprised primarily of $7.1 million in severance costs for approximately 270 employees, costs associated with exiting Blackburn’s leases and costs associated with relocating equipment, parts and inventory from Blackburn to Hannover of $2.0 million.  During the second quarter of 2009, the employees at EDC’s Blackburn facility were given their formal notices of termination, which obligated the Company to pay approximately $7.1 million in severance to the employees of Blackburn between July 2009 and June 2010.  The amount owed relates to prior service; therefore the Company recorded an accrual and related charge for these estimated severance obligations in the second quarter of 2009, included in severance costs for UK facility closure in the consolidated statement of operations.  In the third quarter of 2009, EDC gave notice to the landlord of its Blackburn facility of its intention to exercise its lease-break option on the facility.  As such, costs associated with the lease break penalty and remaining lease payments on the lease totaling approximately $0.7 million were recorded into cost of sales. Closure costs will be financed out of existing cash in the UK.  EDC Germany has entered into an agreement to provide financial support of up to £5.0 million to EDC Blackburn to insure that EDC Blackburn does not fall into insolvency due to over indebtedness or illiquidity resulting from the planned closure of the Blackburn facility.  Currently, EDC Blackburn does not anticipate needing any financial support from our German operations.  During 2009, Blackburn made severance payments of $5.9 million related to the Consolidation plan and as of December 31, 2009, $1.2 million is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets.  During February 2010, EDC Blackburn reached an agreement with its landlord to settle all remaining lease liabilities and site remediation costs for $0.9 million, which is recorded in accrued expenses and other liabilities on the accompanying consolidated balance sheets.

Also during 2009, the Company implemented a plan to streamline its manufacturing operations in Blackburn, UK in order to reflect industry change and to reduce its cost base accordingly.  As part of this plan, the Company offered a voluntary exit program to employees in selected areas.  As a result of these actions, the Company recorded severance charges of approximately $0.7 million into cost of revenues in 2009.  The Company made payments of $0.7 million related to the plan through December 31, 2009, and thus no amount remains accrued in the accompanying consolidated balance sheet.

During 2008, the Company implemented a plan to reduce staffing at its combined manufacturing and distribution operations in Hannover, Germany.  In total, the plan resulted in the reduction of the Company’s Germany employment by approximately 5%, predominately in its distribution operations.  As a result of these actions, the Company recorded additional severance charges of approximately $0.3 million and $1.5 million into cost of revenues in the years ended December 31, 2009 and 2008, respectively. The Company made payments of $1.3 million and $0.3 million as of December 31, 2009 and 2008, respectively. $0.2 million is recorded in accrued expenses and other liabilities in the accompanying consolidated balance sheets as of December 31, 2009.

16.	Long-Term Debt
Long-term debt at December 31, 2009 and 2008 consisted of:
	2009	2008
Senior Secured Credit Facility	$ -	$ 8,000
Payable to Universal - undiscounted	2,329	2,749
Capital Lease	-	74
Employee Loans	2,586	3,632
Subtotal	4,915	14,455
Less: Unamortized Discount	(404)	(546)
Total Debt	$ 4,511	$ 13,909
Less: Current Portion	(1,413)	(3,423)
Total Long Term Debt	$ 3,098	$ 10,486

Total scheduled principal payments for all long-term debt are as follows:
Total
2010	$ 1,442
2011	1,301
2012	1,240
2013	466
2014	466
Total	$ 4,915

Senior Secured Credit Facility

During 2009, EDC was party to a Senior Secured Credit Facility with Wachovia Bank, National Association and ING Capital, LLC as lenders (the “Lenders”) and Wachovia as administrative agent (the “Agent”), for an aggregate principal amount of $10.5 million, consisting of a term facility of $8.0 million, and a revolving credit facility of up to €2.0 million (subject to a maximum $2.5 million based on prevailing interest rates). Substantially all of EDC’s assets were pledged as collateral to secure obligations under the Senior Secured Credit Facility.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

On December 23, 2009, EDC paid in full all remaining balances outstanding related to its Senior Secured Credit Facility. Commensurate with the final payoff of $7.1 million, EDC terminated all existing lending facilities with the Lenders and the Agent.

Universal

Under the terms of the supply contracts entered into as part of the transaction, EDC is obligated to pay to Universal deferred acquisition payments with a net present value using a discount rate of 6.52% which totaled approximately $39.8 million at acquisition, using the May 2005 Euro to U.S. dollar exchange rate of 1.2474. At December 31, 2009 the obligation to Universal decreased to $2.3 million due to $0.5 million in principal payments and changes in the Euro to U.S. dollar exchange rates offset by $0.2 million of accretion for imputed interest.  Scheduled payments of $0.5 million are due on December 31 for the next five years, ending in 2014.

Capital Lease

During 2006, EDC entered into a lease for a piece of production related equipment in its central European facility.  The lease expires June 30, 2010, at which time title to the equipment will be transferred to EDC at no cost.

Employee Loans

Employees of EDC’s German operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by us in savings accounts and are therefore treated as loans to us. These loans are for six-year terms and are signed annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of approximately €0.1 million ($0.2 million), which is included in the employee loan balance. The value of the loans outstanding at December 31, 2009 and 2008 totaled $2.6 million and $3.6 million, respectively.  Accumulated interest was $0.5 million and $0.7 million with interest rates ranging from 3.9% to 4.8% and 3.9% to 5.3% for the years ended December 31, 2009 and 2008, respectively.  Funds for these loans are held in escrow as restricted cash. See Note 8. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early.  The employee savings plan is closed to new entrants.

17.	Income Taxes

The Company’s income tax provision (benefit) for continuing operations consist of the following:

	2009	2008
Current provision:
Federal	$ -	$ -
Foreign	4,041	4,852
State and local	-	-
Total current	4,041	4,852
Deferred:
Federal	3,482	(566)
Foreign	(1,956)	(9,638)
State and local	104	(272)
Adjustment to valuation allowance	(1,524)	981
Total deferred	106	(9,495)
Total provision (benefit)	$ 4,147	$ (4,643)

The sources of income (loss) from continuing operations before income taxes are presented as follows:

	2009	2008
United States	$ 540	$ (3,819)
Foreign	3,468	(13,997)
	$ 4,008	$ (17,816)

The consolidated income tax provision (benefit) from continuing operations was different from the amount computed using the U.S. statutory income tax rate for the following reasons:

	2009	2008
Income tax provision at Federal U.S. statutory rate	$ 1,403	$ (6,237)
Increase (decrease) in valuation allowance	(1,524)	981
Deferred taxes on earnings of foreign subsidiary per APB 23	287	675
Tax on dividend	2,832	-
Reserve contingency	218	34
Foreign tax impact	2	29
State taxes	67	(177)
Permanent differences	337	235
Other non-deductibles	525	(183)
Income tax provision (benefit)	$ 4,147	$ (4,643)

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

The tax effect of temporary differences and net operating loss carryforwards (“NOLs”) related to continuing and discontinued operations that gave rise to the Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred Tax Assets:
U.S. net operating loss carry forwards	$ 112,015	$ 110,693
State net operating loss carry forwards	1,567	2,981
Canada net operating loss carry forwards	11,629	11,752
UK net operating loss carryforwards	1,425	-
Other tax carry forwards	12,012	11,446
Property and equipment	756	2,844
Other	5,750	9,070
	145,154	148,786
Less: Valuation allowance	(143,088)	(146,300)
Net Deferred Tax Assets	2,066	2,486

Deferred Tax Liabilities:
Other	(431)	(687)
Deferred asset, net	$ 1,635	$ 1,799

During 2009, the valuation allowance decreased by $3.2 million due to decreases of $5.2 million in book/tax differences, $1.0 million from a tax rate change in Canada and $0.5 million from tax credit expirations, offset by increases of $1.9 million as a result of the Canadian exchange rate changes  and increases in net operating loss carryforwards of $1.8 million.

The Company has U.S. NOLs of $320 million, state NOLs of $33 million, and Canada NOLs of $46 million.  These NOLs begin to expire in 2010, 2018, and 2010, respectively.  Of the $320 million of U.S. NOLs, $24 million are subject to restrictions under the Internal Revenue Code of 1986, as amended.  The Company also has other tax carry forwards, a portion which begins to expire in 2010.  Its other tax carry forwards include research and development tax credits, alternative minimum tax credits, state tax credits, charitable contributions, foreign investment tax credits and U.S. and foreign capital losses.  The alternative minimum tax credit, state tax credits and foreign capital losses do not expire.  However, the other credits and charitable contributions will expire beginning in 2010.

Historically, the Company has considered that any undistributed earnings of its foreign subsidiaries were permanently reinvested with any dividend payments being included in U.S. earnings in the year the dividend is distributed.  The Company’s foreign subsidiaries made dividend distributions of $17.0 million in 2008 and $8.6 million in 2009.  As a result of the indirect impact on the foreign subsidiaries of the approved EDCI Plan of Dissolution, the Company can no longer consider the undistributed earnings of its foreign subsidiaries as permanently reinvested.  As a result, the Company has calculated the tax impact as if the undistributed earnings as of December 31, 2009 were distributed in 2010.  Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to minimal withholding taxes payable to the various foreign countries, however, the dividends would be subject to U.S. income taxes to the extend NOL carryovers and foreign tax credits cannot offset alternative minimum taxable income and taxes.  Accordingly, we have recorded a deferred tax payable of $0.3 million for alternative minimum tax that would be incurred if all potentially distributable earnings of foreign subsidiaries were repatriated to the U.S. in 2010.

As of December 31, 2009, $1.3 million of tax benefits related to the exercise of stock options have not been recorded.  These tax benefits cannot be recognized until a current tax benefit is realized.  Upon recognition, the $1.3 million will be recorded through additional paid in capital.  As of December 31, 2009, the Company has recognized tax benefits of approximately $7.7 million from the exercise of stock options.  These benefits are currently offset with a valuation allowance that, when reversed, will be recorded through additional paid in capital.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008

Balance at the beginning of the year	$ 3,631	$ 9,423
Additions based on tax positions related to current year	69	-
Additions for tax positions of prior years	125	138
Reductions for tax positions of prior years	(739)	(4,806)
Statute of limitations expirations	(423)	(690)
Foreign currency adjustments	190	(434)
Balance at the end of the year	$ 2,853	$ 3,631

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $2.4 million as of December 31, 2009 and 2008.

The above amounts for tax positions of prior years have been classified as reductions of the related deferred tax asset in the accompanying balance sheet.

The Company also recognizes accrued interest expense and penalties related to the unrecognized tax benefits as additional income tax expense, which is consistent with prior periods.  The total amount of accrued interest and penalties was approximately $1.2 million and $1.0 million as of December 31, 2009 and 2008, respectively.

FASB ASC 740 permits the Company to prospectively change its accounting policy as to where penalties and interest on tax liabilities are classified on the consolidated statements of income. Effective January 1, 2007, the Company confirmed its accounting policy to continue to classify penalties and interest on tax liabilities in “provision for income taxes” on the consolidated statements of income consistent with prior period classifications.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

Of the unrecognized tax benefits noted above, it is anticipated that over the next 12 months various tax-related statutes of limitations will expire effecting a $2.6 million reduction in the unrecognized tax benefits, consisting of $1.6 million in taxes and $1.0 million in accrued interest and penalties on these balances.  The nature of these uncertainties relates primarily to transfer pricing.  All of these uncertainties relate to discontinued operations.

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

18.	Employee Benefit Plans

The Company recognizes the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position, the measurement of a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and the recognition of changes in that funded status through comprehensive income in the year in which the changes occur.

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

During 2009, the Company provided notice to several former employees that the Company was exercising its right to terminate their retiree benefits and thus their coverage had been effectively terminated.  Accordingly, the Company recorded an adjustment of $0.5 million related to a curtailment gain and amortization of prior service costs in the year ended December 31, 2009.

The actuarial present value of accumulated post-retirement benefit obligations at December 31, 2009 and 2008 is as follows:

	2009	2008

Retirees	$ 445	$ 860
Fully eligible plan participants	-	-
Other active plan participants	-	-
Accumulated post-retirement benefit obligation	445	860
Unrecognized loss	(11)	(149)
Unrecognized prior service cost	121	382
Accumulated other comprehensive income	(110)	(233)
Post-retirement benefit liability recognized in balance sheet	$ 445	$ 860

The change in Accumulated Post-retirement Benefit Obligation (“APBO”) from year to year is as follows:

	2009	2008

APBO at the beginning of the year	$ 860	$ 918
Interest cost	26	53
Plan participants' contributions	-	22
Curtailments of Active Participants	(422)	-
Actuarial gain (loss)	4	(44)
Benefits paid	(23)	(89)
APBO at end of the year	$ 445	$ 860

Net post-retirement benefit costs for the years ended December 31, 2009 and 2008 consist of the following components:

	2009	2008

Interest cost on APBO	$ 26	$ 53
Amortization of prior service costs	(261)	(19)
Adjustment for curtailment gain	(280)	-
Amortization of actuarial loss	-	10
	$ (515)	$ 44

The assumed discount rates utilized to value end of year APBO for 2009 and 2008 were 5.3% and 6.3%, respectively. The assumed discount rates utilized to value net periodic post retirement benefit cost for 2009 and 2008 were 6.3% and 6.2%, respectively.  The assumed health care trend rate in measuring the accumulated post-retirement benefit obligation as of

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

December 31, 2009 was varied between non-Medicare and Medicare eligible retirees. The 2009 trend rate is 9.0%, decreasing to 4.5% in 2015, after which it remains constant. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated post-retirement benefit obligation as of December 31, 2009 by approximately 3.1% and the 2009 aggregate interest and service cost by approximately 2.7%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated post-retirement benefit obligation as of December 31, 2009 by approximately 2.7% and the 2009 aggregate interest and service cost by approximately 2.4%.

The estimated employer benefits paid are as follows:
2010	$ 44
2011	44
2012	43
2013	42
2014	41
Succeeding five years	186

(b) Defined Contribution Plans

The Company maintains, for substantially all of its full-time U.S. employees, 401(k)-retirement savings plans, which are defined contribution plans. The Company also sponsors additional retirement defined contribution plans for certain non-U.S. employees. Under these plans, the employees may contribute a certain percentage of their compensation and the Company matches a portion of the employees' contribution. The Company’s contributions for continuing operations under these plans amounted to approximately $0.1 million for the years ended December 31, 2009 and 2008, respectively.

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

The rates assumed in the actuarial calculations for the Company’s pension plans as of their respective measurement dates were as follows:

	December 31, 2009	December 31, 2008

Discount rate	5.50%	5.70%
Rate of Compensation increase	2.00%	2.50%
Rate of post-retirement pension increase	2.00%	2.30%

The following table shows the collective actuarial results for the defined benefit pension plans of EDC’s central European operations.

	December 31, 2009	December 31, 2008
Change in Projected Benefit Obligations:
Projected benefit obligation, January 1	$ 28,439	$ 28,061
Service cost	851	837
Interest cost	1,628	1,462
Benefits paid	(632)	(445)
Foreign exchange translation	476	(1,204)
Actuarial gain	(545)	(272)
Projected benefit obligation, December 31	$ 30,217	$ 28,439

Funded Status:
Funded status at end of year	$ (30,217)	$ (28,439)
Unrecognized net gain	(3,640)	(3,073)
Net amount recognized	$ (33,857)	$ (31,512)

Amounts included in the Consolidated Balance Sheet
Accrued benefit short-term liability	$ (854)	$ (716)
Accrued benefit long-term liability	(29,363)	(27,723)
Accumulated other comprehensive income	(3,640)	(3,073)
Net amount recognized	$ (33,857)	$ (31,512)

Additional Information:
Projected benefit obligation	$ 30,217	$ 28,439
Accumulated benefit obligation	$ 27,356	$ 25,394

Components of net periodic pension cost:
Service cost	$ 851	$ 837
Interest cost	1,628	1,462
Amortization of net actuarial gain	(29)	(27)
Net periodic pension cost	$ 2,450	$ 2,272

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

The following table shows the expected future benefits to be paid:

2010	$ 854
2011	893
2012	944
2013	957
2014	1,354
Succeeding 5 Years	9,271

The Company also has a pension plan which covers two retired former employees.  The Company has accrued approximately $0.4 million related to the pension plan.  The expected future benefits to be paid are approximately $0.2 million spread evenly over 2010-2014 and $0.2 million for the succeeding five years.

(d) Long-term Service Award Plan

The Company maintains a Long-Term Service Awards program, a defined benefit plan, for qualified employees in its German operations.  Under the German plan, qualified employees receive a lump sum service gratuity (“Jubilee”) payment once they have reached certain number of years of service. The Jubilee payment is determined based on 1/12th of the employee’s annual salary.  The projected benefit obligation at December 31, 2009 was $3.1 million. The projected service cost as of January 1, 2010 for fiscal year 2010 amounts to approximately $0.1 million.

The rates assumed in the actuarial calculations for the Company’s long term service award program at December 31, 2009 are as follows:

Interest rate	5.50%
Salary increase	2.00%
Fluctuation rate	1.00%	until age 49

The following table shows the expected future benefits to be paid assuming full vesting of participant benefits.

2010	$ 956
2011	625
2012	222
2013	223
2014	274
Succeeding 5 Years	1,542

Included in the $3.8 million future benefits to be paid under the Long-term Service Award Plan is $2.4 million related to the long-term receivable. See Note 11.

(e)  Deferred Compensation Plan

The Company previously maintained a deferred compensation plan to which employees at the director level and above were allowed to defer receipt of part or all of their compensation.  Generally, amounts deferred were invested in the same manner as the participant’s investments in the Company’s 401(k) plan or equally among certain specified mutual funds if the participant did not participate in the 401(k) plan.

An asset, representing the fair market value of the deferrals, and a corresponding liability, representing our obligation to the employee, was recorded in the accompanying consolidated balance sheets.  During November 2009 the Company terminated the plan and paid out all funds held in the plan to the appropriate participants.  Accordingly, there is no asset or liability recorded in the accompanying balance sheet as of December 31, 2009.  As of December 31, 2008, $0.5 million was included in other assets and other non-current liabilities, respectively.

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

The Company accrues for ATZ based on current and future contracts.

The rates assumed by the Company in the actuarial calculations for the ATZ at December 31, 2009 are as follows:

Interest rate	5.50%
Salary increase	2.00%
Fluctuation rate	0.00%

At December 31, 2009, the accrual for ATZ was $2.6 million. The projected benefit obligation at December 31, 2009 was $2.6 million.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

The following table shows the expected future benefits to be paid assuming full vesting of participant benefits. The accrual included in the Company’s consolidated financial statements, however represents an amount based upon expected plan participation.

2010	$ 1,212
2011	1,295
2012	1,240
2013	775
2014	376
Succeeding 5 Years	21

19.	Stockholders’ Equity and Stock-Based Compensation

(a)	Share Repurchase Program

On May 26, 2009, the Board of Directors of the Company announced the extension of the original plan approved in June 2008 to repurchase up to 1 million shares of common stock of the Company over the next 12 months.  The repurchase program will be funded using the Company’s available cash.  Pursuant to the repurchase program, the Company intends to purchase shares of its common stock from time to time on the open market or in negotiated transactions as market and business conditions warrant, in compliance with securities laws and other legal requirements, and taking into consideration any potential impact its NOL Carryforward position under Section 382 of the Internal Revenue Code.  The repurchase program may be suspended or discontinued at any time.  Since the announcement of the plan, the Company has acquired approximately 0.2 million shares of its common stock for a total purchase price of approximately $1.0 million under the approved plan.   Separately, in the first quarter of 2008, the Company acquired, in a privately negotiated transaction with a non-affiliate, approximately 0.2 million shares of its common stock for a total purchase price of $0.7 million.

(b)	Equity Compensation Plans

The Company grants or has granted stock options and other stock-based awards under the following equity compensation plans:

Incentive Stock Plans.  The Company maintains an incentive stock option plan (the “1996 Plan”) that was approved by the stockholders, is administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and is used to promote the long-term financial interests and growth of EDCI.  At December 31, 2009, the Company is authorized to grant up to 1,485,000 shares of its common stock for issuance in connection with the grant of stock options, stock appreciation rights, restricted stock and performance shares under the 1996 Plan.  Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons.  Options are generally granted with an exercise price equal to the market price of its stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.

The 1996 Plan also provides for the grant of restricted stock units (“RSUs”) to non-officer directors on an annual basis. RSUs are intended to align the interest of directors and stockholders in enhancing the value of its common stock and to encourage such directors to remain with and to devote their best efforts to EDCI.  Beginning in January 2006, non-officer directors received annual grants of RSUs with an increased value of $18,000.  Effective November 5, 2007, the Board agreed to implement a 10% reduction in the value of the annual restricted stock awards granted to non-officer directors.  Beginning in January 2009, the value of annual restricted stock awards granted to non-officer directors was increased to $18,000.

(d) Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair values of options granted were calculated using the following estimated weighted-average assumptions:

	2009	2008
Options granted (in thousands)	15	-
Weighted-average exercise price stock options	$5.04	-
Weighted-average grant date fair-value stock options	$3.67	-
Assumptions:
Weighted-average expected volatility	1.00	-
Weighted-average expected term (in years)	5.50	-
Risk-free interest rate	1.9% to 2.7%	-
Expected dividend yield	0.0%	-

In general, the expected life in years was based on the weighted average of historical grants assuming that outstanding options are exercised at the midpoint of the future remaining term, adjusted for current demographics. The risk free interest rate was the U.S. Treasury five-year spot rate on the date of grant. There were no stock option grants in 2008.

(e) Stock-Based Compensation Expense

The Company recognizes share-based payments to employees, including grants of employee stock options in the statement of operations based on their fair values. This pronouncement applies to its incentive stock plan, including stock options and restricted stock units, and its employee stock purchase plan.

The Company elected the “modified prospective” method for its transition. Under this method, the Company recognized compensation cost beginning on January 1, 2006 (a) for all share-based payments granted after that date and (b) for all awards granted to employees prior to that date that were unvested.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

The grant of equity instruments in exchange for services is a non-cash item and, therefore, is reflected as a reconciling item from net income (loss) to cash flow from operations, when using the indirect method for presenting the statement of cash flows. The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) are classified as financing cash flows. During the year ended December 31, 2009, the Company did not record any excess tax benefits or a corresponding increase to contributed capital because it has NOL carry forwards, and the tax benefit will not be recognized until the deduction is used to reduce current taxes payable.

The Company uses the Black-Scholes-Merton model to calculate fair value of options. All awards granted prior to July 1, 2005 maintain their grant-date value as calculated under the previous method. The future compensation cost for the portion of these awards that are unvested (the service period continues after date of adoption) will be based on their grant-date value adjusted for estimated forfeitures. The Company uses a straight-line or accelerated attribution method and elected to use the straight-line method for awards issued after January 1, 2006.

Restricted stock compensation represents stock issued to the Company’s former Chief Executive Officer as part of his employment agreement dated January 2, 2009 (“the CEO Agreement”).   Pursuant to the CEO Agreement, $18,750 of his monthly salary was paid through the issuance and delivery of shares of common stock of the Company issued in a valid private placement under federal securities laws. The number of shares issued for each monthly payment was calculated by dividing $18,750 by the average daily closing price of the Company’s common stock on the Nasdaq Stock Market during the calendar month immediately preceding the calendar monthly period in which issuance and delivery was made.  During his six month tenure, our former Chief Executive Officer was granted 26,453 shares pursuant to the CEO Agreement.

The following table details the compensation expense for options and restricted stock and the employee stock purchase plan for each of the two years ended December 31:

	2009	2008
Stock Options	77	63
Restricted Stock Units	93	100
Restricted Stock Compensation	112	-
Total stock compensation expense	$ 282	$ 163

No stock compensation expense was capitalized as part of the cost of any asset during the years ended December 31, 2009 and 2008.

(f) Stock-Based Compensation Activity

Activity and price information regarding its incentive stock plan are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
Options	(In 000's)	Price	Term	Value
Outstanding, December 31, 2008	142	$ 33.91		$ -
Granted	15	$ 5.04		$ -
Exercised	-	$ -		$ -
Forfeited	-	$ -		$ -
Expired	(20)	$ 31.30		$ -
Outstanding, December 31, 2009	137	$ 31.32	5.1 years	$ -

Vested at December 31, 2009	137	$ 31.32	5.1 years	$ -
Exercisable at December 31, 2009	130	$ 32.92	4.8 years	$ -

The weighted average grant-date fair value of options granted during the year ended December 31, 2009 was $5.04 per share. The total grant date fair value of options vested during 2009 and 2008 was less than $0.1 million and $0.2 million, respectively.  On January 8, 2010, the day immediately following shareholder ratification of the Plan of Dissolution, the vesting schedule of all unvested options was accelerated and all options became fully vested and exercisable.

A summary of the status of the Company’s RSUs (non-vested shares) as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Weighted-Average
	Shares	Grant-Date
Nonvested Shares	(In 000's)	Fair Value
Nonvested at December 31, 2008	32	$ 7.12
Granted	18	$ 4.92
Vested	(11)	$ 10.23
Forfeited	(10)	$ 4.91
Nonvested at December 31, 2009	29	$ 5.38

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

As of December 31, 2009, there was approximately $0.1 million of total unrecognized compensation cost related to all share-based compensation arrangements granted under the 1996 Plan. That cost is expected to be recognized over a weighted-average period of approximately one year. The total fair value of RSUs vested during the year ended December 31, 2009 was $0.1 million.  On January 8, 2010, the day immediately following shareholder ratification of the Plan of Dissolution, the vesting schedule of all unvested restricted stock units was accelerated and all restricted units vested into shares of the Company’s common stock.

(g) Other

Applicable German law restricts its German subsidiaries from paying dividends to the extent paying any such dividends would cause the net assets of the applicable subsidiary to be less than its nominal share capital. The nominal share capital of its German operating company subsidiary is €6 million at 12/31/2009.

20.	Income (Loss) per Common Share

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

The following table sets forth the computation of income (loss) per share (1):

	2009	2008
Numerator:
Loss from continuing operations attributable to common shareholders	$ (141)	$ (12,690)
Loss from discontinued operations, net of tax attributable to common shareholders	(2,685)	(11,677)
Gain (loss) on sale of EDC U.S. Operations	(21)	2,712
Net loss attributable to common shareholders	$ (2,847)	$ (21,655)

Denominator:
Denominator for basic income (loss) per share - weighted average shares	6,699	6,840
Effect of dilutive securities	-	-
Denominator for diluted income (loss) per share-adjusted weighted average shares and assumed conversions	6,699	6,840

Income (loss) per weighted average common share (2):
Loss from continuing operations attributable to common shareholders	$ (0.02)	$ (1.86)
Loss from discontinued operations, net of tax attributable to common shareholders	(0.40)	(1.71)
Gain on sale of EDC U.S. Operations	-	0.40
Loss attributable to common shareholders	$ (0.42)	$ (3.17)

Income (loss) per weighted average diluted common share (2):
Loss from continuing operations attributable to common shareholders	$ (0.02)	$ (1.86)
Loss from discontinued operations, net of tax attributable to common shareholders	(0.40)	(1.71)
Gain on sale of EDC U.S. Operations	-	0.40
Loss attributable to common shareholders	$ (0.42)	$ (3.17)

Dilutive securities not included above due anti-dilutive effect as a result of the net loss position	5	2
Anti-dilutive securities not included above: stock options	129	142

(1) All shares and per share amounts displayed in the above table reflect the effect of the reorganization as disclosed in the Company's Annual Report on 10-K for the year ended December 31, 2008

(2) Income (loss) per weighted average common share amounts are rounded to the nearest $.01; therefore, such rounding may impact individual amounts presented.

There were no dilutive shares issuable upon the exercise of outstanding stock options or other stock-based awards included in the calculation of diluted loss per share for the years ended December 31, 2009 and 2008, respectively, as their effect would be anti-dilutive.

21.	Commitments and Contingencies

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to Universal International Music (“UIM”) of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 as amended (the “International Distribution Agreement”).  UIM is part of Universal, which is EDC’s largest customer.  EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  The February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice, EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement and a hearing is scheduled for June 2010.

Under the International Distribution Agreement, EDC has various service level obligations it is required to maintain. Repeated failures to meet those service level obligations can result in Key Failures.  In its February 19, 2009 notice, UIM alleged that EDC had incurred two Key Failures.  EDC believes neither of the Key Failures are valid.  Even if a Key Failure had been validly established by UIM, EDC is generally provided with a contractual opportunity to cure such, although as described below, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are both held to be valid – even if both Key Failures were cured.

There are various penalties for both cured and uncured Key Failures.  Depending on whether one or two Key Failures were found valid at arbitration, and whether EDC were able to cure any such valid Key Failures, EDC could face the following:  Upon each of the first two uncured Key Failures occurring within a five-year period, UIM has the right to source 30% of its distribution requirements under the International Distribution Agreement and / or 30% of its manufacturing requirements under the International Manufacturing Agreement between UIM and EDC dated May 31, 2005 (together with the International Distribution Agreement, the “Supply Agreements”) from a third party for a period of 12 months or receive liquidated damages in the amount of  $0.6 million as a credit against its payments under such contract.  In addition, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are both held to be valid – even if both Key Failures were cured.  The penalty in such an event, for both uncured Key Failures combined, would be the right by UIM to source 30% of its requirements under the Supply Agreements from a third party for a period of 12 months or receive liquidated damages in the amount of approximately $0.6 million as a credit against its payments under such contract.  EDC expects that UIM's entire contractually committed distribution and manufacturing volume under the Supply Agreements will represent approximately 88% of EDC's total manufacturing and distribution volume in 2010.

Upon the occurrence of additional Key Failures (which UIM has not asserted), additional penalties apply as follows. Upon the occurrence of three Key Failures within a five year period of the same category, UIM has the right to either source 100% of its distribution requirements under the International Distribution Agreement from a third party for the remaining term of the contract, terminate such contract outright or receive liquidated damages in the amount of $1.9 million as a credit against its payments under such contract.  Upon the occurrence of four Key Failures within a five year period of any category, UIM has the right to either source 30% of its distribution requirements under the International Distribution Agreement from a third party for a period of 12 months, terminate such contract outright or receive liquidated damages in the amount of $0.6 million as a credit against its payments under such contract.  The occurrence of five Key Failures within a five year period of any category, whether cured or uncured, would provide UIM with the same damages as three Key Failures within a five year period of the same category.

As described above, EDC believes that no Key Failures have occurred and intends to vigorously defend its position in arbitration but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome. If EDC is unsuccessful in arbitration, the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on results of operations and cash flows, however, an amount cannot be estimated at this time. EDC may also be successful in its claim that no Key Failures have occurred, but the arbitration panel could reject EDC’s interpretation of the underlying service levels as they are applicable to future performance, increasing the risk of future potential Key Failures. As described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

Anticipatory Breach of Manufacturing and Related Service Agreement Claim.  On July 23, 2009, UIM provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  UIM claimed that the maintenance by EDC of a facility in the United Kingdom to service UIM’s UK manufacturing requirements is a “fundamental implied term of the Manufacturing Agreement.”  As a result, UIM claimed that EDC forfeited its right to continue to service 100% of UIM’s UK manufacturing requirements, and UIM is entitled to sub-contract the entirety of such volume to a UK - located third party of its choice.  UIM at that time did not elect to enforce that remedy but reserved the right to do so by written notice.  On July 28, 2009, EDC sent written notice to UIM forcefully refuting its claims and also asserting that UIM is attempting to imply a term into the Manufacturing Agreement that has been expressly dealt with in amendments to the agreement providing that EDC “will use its commercially reasonable endeavors to manufacture the majority of UIM’s Manufacturing Requirements for the UK at the Blackburn Facility.”  As previously disclosed in March 2009, management of EDC determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC stated in its July 28, 2009 response that UIM’s claims in its July 23, 2009 letter constitute a gross violation of the covenant of good faith and fair dealing implied into the Manufacturing Agreement.  EDC further provided notice to UIM that if UIM did not withdraw its claims in the July 23, 2009 notice within seven days of EDC’s July 28, 2009 response, it would refer this matter to arbitration seeking a declaration that there is no breach by EDC of the Manufacturing Agreement as a result of the Blackburn – Hannover Consolidation and seeking damages for the losses incurred by EDC as a direct result of the July 23, 2009 letter and the continued breaches by UIM of the implied covenant of good faith and fair dealing.  UIM did not withdraw its claims, and EDC therefore submitted the matter to arbitration in August 2009.  An arbitration panel has yet to be agreed to by the parties and no date for the arbitration has been set.

In subsequent correspondence related to this matter, UIM indicated that it would begin to order 40% of its UK manufacturing requirements from third party manufacturers in 2010, while maintaining its claim that EDC had forfeited its right to continue to service 100% of those UK requirements. UIM also advanced additional theories under which EDC's closure of the Blackburn facility and the manufacture of UIM's UK volume out of EDC's Hannover facility would constitute a breach of the Manufacturing Agreement - including that EDC would be unable to meet its contractual service level obligations ("SLAs") for UIM UK requirements manufactured out of Hannover - and EDC's actions constitute a material breach of the Manufacturing Agreement entitling UIM to terminate the entire Manufacturing Agreement. EDC responded that these additional theories also lacked merit, that EDC could satisfy the SLAs and warned UIM of the legal consequences of breaching the Manufacturing Agreement by procuring 40% of its UK requirements from third parties. However, on January 14, 2010 EDC confirmed that UIM had begun to order certain of its UK requirements from third parties.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

In consultation with counsel, EDC continues to believe UIM's claims and remedies lack merit. In particular, the Manufacturing Agreement expressly provides that EDC is only obliged to use its "commercially reasonable endeavors" to manufacture the majority of UIM's UK requirements at its Blackburn facility, and as previously disclosed in March 2009, at that time management of EDC determined and EDC's Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  Further, EDC believes it can meet all SLAs for UIM's UK requirements manufactured from its Hannover facility and believes that certain of the UK requirements ordered by UIM were in fact ordered from Austria, a location that is geographically more distant from the UK than EDC’s Hannover facility.  However, if UIM were successful in its claims in arbitration EDC would face material and adverse consequences. The loss of 40% of UIM's UK requirements, based on the high fixed cost nature of EDC's manufacturing operations, would have a material adverse effect on its profitability. If UIM were to prevail in its new argument that EDC's breach provides UIM with the right to terminate the entire Manufacturing Agreement and UIM so elected, EDC would lose substantially all of its contractually committed manufacturing business. EDC expects that UIM's entire contractually committed manufacturing volume will represent approximately 75% of EDC's total manufacturing volume in 2010, that the UK requirements account for approximately 20% of EDC's total manufacturing volume, and thus 40% of the UK requirements account for approximately 8% of EDC's total manufacturing volume.

EDC believes UIM has breached its obligations to EDC with regard to certain of its UK requirements, and until resolved UIM will likely continue that breach by procuring up to 40% of its UK requirements from third parties. EDC will seek to recover those losses, other losses and punitive damages from UIM in arbitration. However, UIM's actions will also force EDC to evaluate other cost-reduction measures in Hannover to mitigate those damages in the short run.

EDC does not believe UIM’s claim has merit and intends to vigorously defend and prosecute its position in arbitration but at this early stage in these matters, EDC is not able to assess the likelihood of a favorable outcome.  However, if UIM were successful in its claim and enforced its alleged remedy, EDC could suffer loss of volumes that, based on the high fixed cost nature of EDC’s manufacturing operations, would have a material adverse effect on its profitability.

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

On October 23, 2008, plaintiffs in the Subsequent Actions moved for leave to reinstate their appeal of the federal court’s dismissal of the Subsequent Actions on the basis that the state court should not have approved the settlement. On January 12, 2009, the federal court denied that motion.  On July 13, 2009, the plaintiffs appealed under state law solely from that aspect of the state court decision that denied their application for attorney's fees.  Pursuant to the settlement, EDCI’s insurer has already agreed to pay plaintiffs’ attorney’s fees in the amount requested in the July 13, 2009 appeal, subject to approval by the Court, and EDCI agreed not to oppose any such application for attorney’s fees.  On December 17, 2009, the Court approved the plaintiffs’ appeal and awarded the requested attorney’s fees, which fees were paid by EDCI’s insurer in accordance with the previous settlement agreement.  EDCI had further sought reimbursement for the insurable portions of certain fees incurred related to this matter from its insurer, including through the initiation of litigation in 2009.  On February 8, 2010, EDCI settled all related claims with its insurer for a payment to EDCI of $1.5 million.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, have named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  In 2009, the Court denied plaintiffs’ motion for a summary judgment that EDC breached the contract.  Pending before the Court is a motion for summary judgment that there is no patent infringement by EDC.  The Court has stayed the motion for summary judgment pending a decision on claim construction, a hearing for which was held in December 2009.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

On January 22, 2010, the Court dismissed the action against the individual defendants, Messrs. Caparro and Copland.  EDC does not believe the complaint has merit, intends to vigorously defend this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The case is still pending and discovery and motion practice are continuing.

In July 2008, Koninklijke Philips Electronics N.V. filed a similar claim with the Brunswick Regional Court in Germany against a subsidiary of EDC, demanding payment of approximately $1.8 million plus interest.  In November 2009, EDC and Koninklijke Philips Electronics N.V. reached a settlement of the dispute in which the full amount of the claim was agreed to be paid. EDC was fully indemnified for the claim under the Manufacturing Agreement with UIM and as such incurred no cost as a result of the settlement.

Michael W. Klinger Litigation. On April 17, 2009, EDCI, EDC and Entertainment Distribution Company (USA) LLC (a wholly-owned subsidiary of EDC) (“EDC USA”) (collectively, the “EDC Companies”) filed suit against Michael W. Klinger, the former Executive Vice President and Chief Financial Officer of EDCI, in the United States District Court for the Southern District of New York (the “Klinger New York Complaint”).  The complaint related to events surrounding Mr. Klinger’s termination of employment from EDCI, including certain disputed severance payments authorized by Mr. Klinger.  The Klinger New York Complaint sought a declaratory judgment regarding the nature of Mr. Klinger’s termination of employment, recovery for losses suffered by EDCI et. al. in connection with Mr. Klinger’s approval of the severance payments, and other fees and costs.  On April 23, 2009, Mr. Klinger filed a Charge of Discrimination against the EDC Companies with the Equal Employment Opportunity Commission (“EEOC”) alleging age discrimination and retaliation (the “EEOC Complaint”).  On May 8, 2009, Mr. Klinger also filed a complaint against the EDC Companies and Mr. Robert L. Chapman, Jr., then CEO of EDCI and EDC, in the United States District Court for the Southern District of Indiana (the “Klinger Indiana Counter-Suit”), which included claims under the Age Discrimination in Employment Act and COBRA and other claims for breach of fiduciary duties.  The Klinger Indiana Counter-Suit sought damages for breach of Mr. Klinger’s employment agreement, certain statutory damages for unpaid wages and compensation due to Mr. Klinger, damages for alleged defamation, and related costs and fees.  On December 16, 2009, the Board of Directors, Mr. Chapman, and Mr. Klinger reached a settlement of all legal disputes existing between them. As a result, the EDC Companies withdrew their notice of termination for cause, retroactive to April 13, 2009, the date of Mr. Klinger’s separation from employment, and Mr. Klinger withdrew his notice of resignation for good reason. The EDC Companies have accepted Mr. Klinger's voluntary resignation effective December 17, 2009 and settled all disputes for approximately $0.3 million.

Operating Lease Commitments

The Company leases manufacturing, warehouse, and office facilities and equipment under operating leases. Future minimum lease payments under operating leases (with initial or remaining lease terms in excess of one year) related to its continuing operations for calendar years subsequent to December 31, 2009 are as follows:

2010	$ 6,722
2011	5,386
2012	5,283
2013	5,154
2014	5,134
Thereafter	2,155
Total	$ 29,834

The lease for the facility in Germany escalates in 5% increments if the German Consumer Price Index has increased 5% or greater and is non-cancelable. The principal lease for its UK manufacturing facility includes a clause for rent escalation of 11% and an option to break the lease without penalty in June 2010. The Company has exercised the option to break the lease in 2010 and have excluded future payments beyond June 2010 in the above table. Contingent rentals are estimated based on provisions in the lease and historical trends. Rent expense included in continuing operations was approximately $7.6 million and $7.1 million for the years ended December 31, 2009 and 2008, respectively.

Minority Shareholder Put Options

EDC’s limited liability company agreement grants minority members put option rights such that they can require EDC or EDCI to purchase the minority member interest in EDC. The put options, which cover both the 2.2% of EDC’s outstanding Common Units acquired by two key employees and EDC’s outstanding profits interests, can be exercised during a 5 year period beginning on the Put Trigger Date (as defined in the agreement) in the event EDC shall not have consummated an initial public offering prior to the Put Trigger Date. The Put Trigger Date is the earlier of May 31, 2015 or the date on or after May 31, 2013 on which the terms of all EDC’s manufacturing and distributions agreements with Universal, are extended to a term ending on or after May 31, 2018. The purchase price for any member interest purchased as a result of the put option is the Fair Market Value (as defined in the agreement) on the date of the put notice.

22.	Segment Reporting

The Company currently has one reportable segment: EDC. On December 31, 2008, the Company’s EDC subsidiary sold its distribution operations located in Fishers, Indiana, U.S. supply agreements with Universal, all of the equipment located in its Fishers, Indiana distribution facility and certain manufacturing equipment located in the Company’s Kings Mountain, North Carolina facility, as well as transferred its U.S. customer relationships to Sony DADC. All information related to the EDC U.S. operations, including prior period information, is reflected as discontinued operations.

The remaining EDC operations consist of the Company’s central European and UK CD and DVD manufacturing operations and its central European distribution operation. The UK operations are included in continuing operations for financial statement presentation purposes as a significant portion of the volumes previously produced by our UK operations were transferred to our Central European operations as part of the Consolidation plan.  See Note 15. The Company has two product categories: product representing the manufacturing of CDs and DVDs and services representing its distribution of CDs and DVDs.

Universal accounted for revenues of $157.7 million and $174.3 million for the years ended December 31, 2009 and 2008, respectively, is included in EDC revenues above and was the only customer to exceed 10% of total revenues.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

Geographic Area

	Year Ended December 31,
	Revenues		Long-lived Assets
	2009	2008	2009	2008
United States	$ -	$ -	$ 58	$ 217
United Kingdom	30,978	65,866	757	996
Germany	150,018	164,810	15,614	19,973
Other	6,880	7,752	-	-
Consolidated	$ 187,876	$ 238,428	$ 16,429	$ 21,186

Revenues are reported in the above geographic areas based on product shipment destination and service origination.

23.	Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) were as follows:

	Foreign	Unrealized	Post Retirement	Accumulated Other
	Currency	Losses on	and Pension	Comprehensive
	Translation	Investments	Benefit Obligations	Income

Beginning balance at January 1, 2009	$ 2,817	$ (384)	$ 2,150	$ 4,583
Other comprehensive income	934	384	475	1,793
Balance at December 31, 2009	$ 3,751	$ -	$ 2,625	$ 6,376

The amounts above are net of income taxes.  Income taxes are not provided for foreign currency translation.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular Amounts in Thousands Except per Share Amounts)

24.	Interim Financial Data – Unaudited

	Quarters Ended
	March 31	June 30 (2)	September 30	December 31 (3)
2009 (1)
Total revenues	$ 41,251	$ 37,416	$ 42,782	$ 66,427
Gross profit	5,570	5,741	6,975	17,729
Income (loss) from continuing operations attributable to common shareholders (4)	644	(7,363)	(1,359)	7,937
Income (loss) from continuing operations per weighted average common share (4)	0.10	(1.10)	(0.20)	1.18
Income (loss) from continuing operations per common share–assuming dilution	0.10	(1.10)	(0.20)	1.18
Net income (loss)	(555)	(8,584)	(900)	7,192
2008
Total revenues	$ 58,667	$ 55,724	$ 58,217	$ 65,820
Gross profit	11,103	9,463	10,771	16,612
Income (loss) from continuing operations attributable to common shareholders (4)	(3,066)	(1,111)	2,536	(11,049)
Income (loss) from continuing operations per weighted average common share (4)	(0.44)	(0.16)	0.37	(1.65)
Income (loss) from continuing operations per common share–assuming dilution	(0.44)	(0.16)	0.37	(1.65)
Net income (loss)	(6,220)	(5,484)	1,012	(10,963)

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

(2) Net loss for the quarter ended June 30, 2009, includes a $7.2 million charge for severance costs related to the closure of our UK facility.

(3)  Net loss for the quarter ended December 31, 2008, includes an impairment of long-lived assets of $26.4 million associated with the write down of the carrying value of certain intangible and fixed assets related to its central European operations.

(4)  Per share amounts are calculated using weighted average shares by quarter, therefore the sum of these amounts may not agree to annual per share amounts, which are calculated using annual weighted average shares.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

As of the end of the period covered by this report, management, including the Company’s Chief Executive Officer and Chief Accounting Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

At a Special Meeting of Stockholders held on January 7, 2010, the Company’s stockholders voted on a proposal to approve the voluntary dissolution and liquidation of EDCI pursuant to the Plan of Dissolution.  The Company’s stockholders approved the proposal by the following votes:

Number of Votes
For	Against	Abstain
4,412,006	34,859	3,148

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Presented below is information about each person who currently serves as an executive officer of EDCI, the director nominees to be considered at the 2010 annual stockholders’ meeting, and the directors continuing in office.  None of the individuals listed below is related to each other, whether by blood, marriage, or adoption.  No executive officer, director, or director nominee was selected pursuant to any arrangements or understandings between such individual and any other person.

EXECUTIVE OFFICERS OF THE REGISTRANT

Clarke H. Bailey; age 55; Chief Executive Officer of the Company since July 2009; Director of the Company since December 1990; Interim Chief Executive Officer of the Company from September 2008 to January 2009; Chief Executive Officer of the Company from October 2003 to November 2006; Chairman of the Company since October 1999; Vice Chairman of the Company from November 1992 to June 1996; Chief Executive Officer of the Company from December 1990 to March 1994; Acting Chief Executive Officer of the Company from May 1994 to December 1994; Director of Iron Mountain Incorporated

Matthew K. Behrent; age 39; Executive Vice President, Corporate Development of the Company and EDC, LLC since November 2007; Senior Vice President & Chief Acquisitions Officer of the Company from July 2005 to November 2007; Vice President of Revolution Partners from March 2004 until June 2005; Associate at Credit Suisse First Boston from June 2000 until January 2003; Associate at Cleary Gottlieb Steen & Hamilton from June 1998 until May 2000; Director of Tengasco Inc.

Roger J. Morgan; age 45; Executive Vice President International Operations of EDC, LLC since June 2005; Head of Operations Universal Manufacturing & Logistics International from January 2005 to May 2005; Chief Financial Officer of Universal Manufacturing & Logistics International from July 1999 to December 2004.

BOARD OF DIRECTORS OF THE REGISTRANT

The Board of Directors (the “Board”) of the Company is responsible for ensuring that its members have the requisite skills, experience and business acumen to evaluate business situations and make critical decisions on behalf of the Company and its shareholders.   To help ensure the Board meets its responsibility, the Board has assigned the Governance and Nominating Committee the task of administering the skill evaluations of directors and director candidates.    All candidates for director positions are carefully screened initially by the Governance and Nominating Committee and its agents through a series of background checks, interviews and reference follow ups.   Detailed reviews and diligence are performed before candidates are proposed for nomination to the full Board and shareholders.

The Governance and Nominating Committee conducts an annual evaluation of all directors based on 23 criteria including financial literacy, international business experience, industry knowledge and merger and acquisition experience, amongst other skills.    The results are then discussed with the full Board and any skill gaps are identified and addressed through appropriate means.  Ample opportunity is given to discuss the individual and collective skills of directors as well as the performance of committees and the entire Board

The biographies of each of the directors below contains information regarding the person’s service as a director, business experience, director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes or skills that caused the Governance and Nominating Committee and the Board to determine that the person should serve as a director for the Company beginning in 2010.

DIRECTOR CONTINUING IN OFFICE AS CLASS II DIRECTOR UNTIL THE 2010 ANNUAL MEETING

Horace H. Sibley; age 70; Director of the Company since August 1997; Partner with the law firm of King and Spalding from 1973 to December 2001.  Mr. Sibley has an extensive legal background and provides expertise in the areas of corporate governance and strategic planning.  Mr. Sibley currently serves as chairman of the Governance and Nominating Committee of the Board.

DIRECTORS CONTINUING IN OFFICE AS CLASS III DIRECTORS UNTIL THE 2011 ANNUAL MEETING

Ramon D. Ardizzone; age 72; Director of the Company since November 1992; Vice Chairman of the Company since May 2001; Chairman of the Company from June 1996 to September 1999; President and Chief Executive Officer of the Company from December 1998 to June 1999; President of the Company from December 1994 to June 1996; Chief Executive Officer of the Company from May 1995 through December 1996; Acting Chief Executive Officer of the Company from December 1994 to May 1995; Chief Operating Officer of the Company from June 1994 to December 1994; Acting Chief Operating Officer of the Company from May 1994 to June 1994; Executive Vice President of the Company from November 1992 to December 1994; Executive Vice President of the Company in charge of Sales and Marketing from November 1992 to May 1994. Mr. Ardizzone has extensive executive experience in corporate finance and strategic planning, international operations, and sales and marketing.

Cliff O. Bickell; age 65; Director of the Company since October 2004; Acting President, Scientific Games, Inc. Printed Parts Division from January 2008; Full-time and part-time consultant to Scientific Games, Inc. from January 2007 to December 2007; President, Scientific Games, Inc. Printed Products Division from September 2000 to December 2006; Vice President, Chief Financial Officer and Treasurer of Scientific Games, Inc. from January 1995 to August 2000; Vice President, Chief Financial Officer, and Treasurer of Paragon Trade Brands, Inc. from May 1992 to January 1995.  Mr. Bickell has extensive executive experience in corporate finance and accounting, strategic planning, and operations.  Mr. Bickell currently serves as Lead Director, Chairman of the Audit Committee of the Board and has been designated as the Audit Committee financial expert.

DIRECTORS CONTINUING IN OFFICE AS CLASS I DIRECTORS UNTIL THE 2012 ANNUAL MEETING

Clarke H. Bailey; age 55; Director of the Company since December 1990; Interim Chief Executive Officer of the Company from September 2008 to January 2009; Chief Executive Officer of the Company from October 2003 to November 2006; Chairman of the Company since October 1999; Vice Chairman of the Company from November 1992 to June 1996; Chief Executive Officer of the Company from December 1990 to March 1994; Acting Chief Executive Officer of the Company from May 1994 to December 1994; Director of Iron Mountain Incorporated.  Formerly a director of ACT Teleconferencing, Inc.  Mr. Bailey has extensive executive experience in strategic planning, mergers and acquisitions, international operations, corporate governance and demonstrated strong leadership skills during his tenure as Chairman of the Board.

Peter W. Gilson; age 70; Director of the Company since March 1997; Chairman of the Board of Directors of Swiss Army Brands, Inc. from May 1998 to August 2002; Chairman of the Executive Committee of Swiss Army Brands, Inc. from 1998 to May 2002; President, Chief Executive Officer and Director of Physician Support Systems, Inc. from 1991 to December 1997.  Mr. Gilson has extensive executive experience in corporate development, strategic planning, and public company executive compensation.  Mr. Gilson currently serves as the Chairman of the Compensation Committee of the Board.

David A. Sandberg; age 37; Director of the Company since June 2009; Managing member, founder, and portfolio manager of Red Oak Partners, LLC, a NY-based hedge fund advisor, since its March 2003 inception. Previously, Mr. Sandberg co-managed JH Whitney & Co.'s Green River Fund; Director of SMTC Corp.; Chairman of Asure Software, Inc.; Mr. Sandberg has extensive experience in corporate finance and public company strategic planning.

AUDIT COMMITTEE

Our Board of Directors has established a separately-designated Audit Committee.  The current members of the Audit Committee are Cliff O. Bickell, David A. Sandberg, and Ramon D. Ardizzone. The Audit Committee met 9 times during 2009. All of the members of the Audit Committee are independent directors within the meaning of applicable NASDAQ listing standards. The Board of Directors has determined that Mr. Bickell is an “audit committee financial expert” within the meaning of the regulations of the Securities and Exchange Commission.

CODE OF ETHICS

The Company has adopted a Code of Ethics (the “Code of Ethics”) which applies to all directors, officers and employees.  A copy of the Code of Ethics is posted on the Company’s website at www.edcih.com under the headings “Investor Center” and “Corporate Governance”  The Company intends to make any disclosures regarding amendments to, or waivers from, the Code of Ethics required under Form 8-K by posting such information on the Company’s website www.edcih.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors and officers of the Company and persons who beneficially own more than 10% of the Common Stock file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock of the Company.  Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports, and amendments thereto, furnished to the Company and written representations that no other reports were required during 2009, all reports required by Section 16(a) to be filed by its directors, officers and greater than 10% beneficial owners were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents information for compensation earned by, awarded to, or paid to the Company’s Named Executive Officers for our fiscal years ended December 31, 2009 and 2008.  As part of EDCI’s overall efforts to reduce costs and minimize EDCI’s cash burn, on July 1, 2009, Mr. Bailey and Mr. Behrent agreed to reduce their salaries by 33%, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Clarke H. Bailey	2009	303,077	50,000		-		-	16,648 (2)	369,725
Chief Executive Officer	2008	277,500	-		-		-	11,648 (2)	289,148

Matthew K. Behrent	2009	227,500	-		-		-	26,378 (2)	253,878
Executive Vice President,	2008	260,000	260,000	(3)	-		-	9,365 (2)	529,365
Corporate Development

Roger Morgan (4)	2009	234,795	-		-	(5)	-	71,702 (6)	306,497
Executive Vice President	2008	278,277	-		-	(5)	-	84,980 (7)	363,257
International Operations of EDC

Robert L. Chapman, Jr. (8)	2009	112,500	-		112,500	(9)	-	-	225,000
Former Chief Executive Officer	2008	-	-		-		-	-	-

(1)
Amounts in this column reflect stock compensation awarded to Mr. Chapman in accordance with his employment agreement dated January 2, 2009.  See “Employment and Severance Agreements” for additional information.

(2)	Consists of payments for a car allowance, matching contributions paid to a defined contribution plan and disability insurance premiums.

(3)	Represents bonus paid in connection with retention contracts between the Company and the respective employees.

(4)
Mr. Morgan is based in the United Kingdom and is paid in pounds sterling.  Mr. Morgan’s compensation is reported in U.S. dollars based upon the prevailing average exchange rate from pounds sterling to U.S. dollars during 2009 of $1.5653 per pound.

(5)	Mr. Morgan holds 375 units of profits interests, all of which are fully vested, in the Company’s subsidiary EDC, LLC.

(6)	Consists of payments of $23,480 for a car allowance, social club dues and a $46,959 contribution made to Mr. Morgan’s personal retirement plan.

(7)	Consists of payments of $27,828 for a car allowance, social club dues and a $55,655 contribution made to Mr. Morgan’s personal retirement plan.

(8)	Mr. Chapman served as the Company’s Chief Executive Officer until July 2009 when Mr. Bailey was named Chief Executive Officer.

(9)	See Mr. Chapman's employment agreement description below for assumptions made in the valuation of these stock awards.

Option Exercises and Stock Vested

No stock options were exercised by the named executive officers during fiscal 2009.  Other than the shares of restricted stock issued to Robert L. Chapman, Jr. as noted below, no shares of restricted stock were outstanding or vested with respect to any named executive officers during fiscal 2009.  The EDCI shares issued to Mr. Chapman vested fully upon issuance and were not subject to forfeiture for any reason and it was determined that the shares may only be transferred pursuant to an exemption from registration under federal securities law.  The number of EDCI shares issued and delivered was calculated by dividing $18,750 by the average daily closing price of EDCI Shares on the Nasdaq Stock Market during the calendar month immediately preceding the calendar monthly period in which issuance and delivery was made.  See Mr. Chapman’s employment agreement description below for further details of the stock awards.

Non-Qualified Deferred Compensation

None of the named executive officers deferred any portion of their salary under the Non-Qualified Deferred Compensation Plan in 2009.

 Employment and Severance Agreements

Bailey Employment Agreement.  On July 2, 2009, in conjunction with the resignation of Robert L. Chapman, Jr, as noted below, Clarke H. Bailey was appointed to the position of Chief Executive Officer of the Company.  Mr. Bailey continued in his position as Non-Executive Chairman of the Board of Directors as well.  As a result of his new role, on July 2, 2009, the Board of Directors of the Company approved new compensation for Clarke H. Bailey consisting of an annual base salary of $300,000 and a car allowance of $700 per month.

It was further determined that Mr. Bailey would be eligible to participate in the Company’s annual bonus plan and receive discretionary bonus awards as determined by the Board of Directors of the Company in its sole discretion from time to time and is allowed to participate in all retirement plans, life, medical/dental insurance plans and disability insurance plans of the Company, to the extent eligible.  Mr. Bailey or the Company can terminate his arrangement at any time upon two weeks’ notice.

Chapman Employment Agreement.  On January 2, 2009, the Board of Directors of the Company appointed Robert L. Chapman Jr., as Chief Executive Officer.  In conjunction with the appointment of Mr. Chapman to the position of Chief Executive Office, the Company and Mr. Chapman entered into a letter agreement (the “Chapman Employment Agreement”), dated January 2, 2009, to confirm certain terms of Mr. Chapman’s employment with the Company.  Pursuant to the Chapman Employment Agreement, Mr. Chapman received $38,750 per month, or $450,000 annually, (the “Base Salary”), $18,750 of which was paid in cash in bi-weekly installments (the “Cash Portion of Base Salary”) and $18,750 of which was paid monthly through the issuance and delivery, within five days of the second bi-weekly payment of the Cash Portion of Base Salary each calendar month, of shares of common stock of the Company (“EDCI Shares”), issued in a valid private placement under federal securities laws (the “Stock Portion of Base Salary”). The Stock Portion of Base Salary vested fully upon issuance and was not subject to forfeiture for any reason, but such shares may only be transferred pursuant to an exemption from registration under federal securities law.  The number of EDCI Shares issued and delivered for each monthly payment of the Stock Portion of Base Salary was calculated by dividing $18,750 by the average daily closing price of EDCI Shares on the Nasdaq Stock Market during the calendar month immediately preceding the calendar monthly period in which issuance and delivery was made.   Mr. Chapman was eligible to participate in the Company’s bonus plans and was eligible to receive discretionary bonus awards as the Board of Directors determined in its sole discretion from time to time. No such bonuses were paid to Mr. Chapman during his tenure as CEO of the Company.  Mr. Chapman was not eligible to participate in any retirement, life, medical/dental insurance or disability insurance plans maintained by the Company during his tenure as CEO.  Mr. Chapman’s employment agreement had a term of a minimum of six months from July 2, 2009 (the “Effective Date”).  If Mr. Chapman’s position as CEO of the Company had been terminated by the Company prior to the six month anniversary of the Effective Date for any reason, including with or without cause, the Company would have paid Mr. Chapman, within one week of termination of such services, in one cash lump sum and one issuance and delivery of EDCI Shares, the remainder of Mr. Chapman’s Base Salary (both the Cash Portion of Base Salary and the Stock Portion of Base Salary) through such six month anniversary date in accordance with the payment provisions provided above. The number of EDCI Shares that would have been delivered for Mr. Chapman’s final payment would have been calculated by dividing the full calendar month and prorated/partial calendar monthly sums of all remaining $18,750 monthly EDCI Shares payments by the average daily closing price of EDCI Shares on the Nasdaq Stock Market, or other primary market (e.g., Pink Sheets) should EDCI Shares have ceased to trade on the Nasdaq Stock Market, during the calendar month immediately preceding the calendar month in which Mr. Chapman’s position had  been terminated. If EDCI Shares would not have traded on any particular business day during which the Nasdaq Stock Market had been open for trading, the closing price of EDCI Shares on the most recent, prior trading day on which EDCI Shares traded would have been used for that current day’s pricing in performing the monthly average calculation described above.  Following the six month anniversary of the Effective Date (July 2, 2009), Mr. Chapman’s position with the Company became that of an at-will employee, and thus following July 2, 2009, Mr. Chapman’s employment with the Company and his agreement was eligible to be terminated at any time by the Company or Mr. Chapman.  Effective July 2, 2009, Mr. Chapman resigned as Chief Executive Officer of EDCI.

Behrent Employment Agreement.  On July 1, 2009, the Company and Mathew K. Behrent, the Company's Executive Vice President, Corporate Development and Legal Counsel, mutually agreed to an amended and restated employment agreement (the "Behrent Employment Agreement").  The amended agreement provided for a reduction in Mr. Behrent's base salary from $260,000 to $175,000 and eliminated certain severance payments payable upon a termination of Mr. Behrent's employment without cause or with good reason following a change of control of the Company.  The amendment did not alter any other terms of Mr. Behrent's prior employment agreement.

Mr. Behrent is also eligible to participate in the Company’s annual bonus plan and receive discretionary bonus awards as determined by the Board of Directors of the Company in its sole discretion from time to time and is allowed to participate in all retirement plans, life, medical/dental insurance plans and disability insurance plans of the Company, to the extent eligible.  Mr. Behrent also receives a car allowance of $700 per month pursuant to the terms of the Behrent Employment Agreement.  Pursuant to a severance policy adopted in conjunction with the Plan of Dissolution covering Mr. Behrent and three other employees of EDCI (not including Mr. Bailey) who are involved in the Plan of Dissolution, Mr. Behrent will be eligible to receive severance equal to 26 weeks of his annual salary upon termination without cause.

Morgan Employment Agreement.  On December 16, 2009, the Company and Roger J. Morgan, the Executive Vice President of International Operations of EDC, LLC since 2005, mutually agreed to an extension of the employment of Mr. Morgan (“the Morgan Contract Extension”) from February 1, 2010 through June 30, 2010.  Mr. Morgan’s previous contract was set to terminate on January 31, 2010.  The Morgan Contract Extension provides for an annual base salary of £150,000, which was the same as Mr. Morgan’s salary in the prior contract.  Further, the Morgan Contract Extension entitled Mr. Morgan to social club dues of £2,084 during the five month contract extension period and £1,250 per month car allowance.  The Company also agreed to make a distribution equivalent to 20% of Mr. Morgan’s total salary for the five month employment period to a personal and recognized pension arrangement established by Mr. Morgan.  These benefits are also substantially the same as in Mr. Morgan’s prior contract.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Date Options Fully Vested	Option Expiration Date

Clarke H. Bailey	20,000	—	25.00	6/7/2007	6/7/2014
	30,000	—	23.00	6/30/2007	6/30/2014
	2,533	—	25.00	7/21/2009	7/21/2016
	7,500	—	23.00	12/14/2009	12/14/2016
Robert L. Chapman, Jr.	3,000	—	7.20	12/10/2009	12/10/2017

The Company maintains an incentive stock option plan (the “1996 Plan”) that was approved by the stockholders, is administered by the Compensation and Plan Administration Committee of the Board of Directors (the “Compensation Committee”) and is used to promote the long-term financial interests and growth of EDCI.  Participation under the 1996 Plan is limited to non-officer directors, key employees and other key persons.  Options are generally granted with an exercise price equal to the market price of its stock at the date of grant, generally vest based on three years of continuous service and have 10-year contractual terms. Generally, one-third of the options granted vest on each of the first, second and third anniversaries of the grant.  Pursuant to the terms of the Incentive Plan under which options and RSU’s are granted, the Compensation Committee of the Board of Directors is authorized to and has approved the suspension new grants of options and RSUs effective upon stockholder approval of the Plan of Dissolution.

The following table provides the compensation earned by the Company’s non-employee directors during the year ended December 31, 2009.  Clarke H. Bailey, the Company’s Chairman and Chief Executive Officer, is not included in the Director Compensation table because he is an employee of the Company (see the Summary Compensation Table above).  Mr. Bailey does not receive compensation under the non-employee director compensation plan described below.

Director Compensation

Name	Fees Earned ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Total ($)
Ramon D. Ardizzone	39,000	18,000	17,910	74,910
Donald S. Bates (4)	18,205	—	13,500	31,705
Cliff O. Bickell	51,480	18,000	—	69,480
Peter W. Gilson	41,913	18,000	13,500	73,413
David A. Sandberg	22,813	—	15,210	38,023
Horace H. Sibley	37,000	18,000	15,480	70,480
Howard W. Speaks, Jr. (5)	19,695	—	—	19,695

(1)
For 2009 non-employee directors earned the following fees: an annual fee of $20,000 plus $1,500 for attendance at in-person meetings and $500 for attendance at meetings via telephonic conference call; no annual fee for Executive Committee participation; an annual fee of $8,000 for Audit Committee participation; an annual fee of $5,000 for Compensation and Plan Administration Committee participation; an annual fee of $3,000 for Governance and Nominating Committee participation; an annual fee of $8,000 for the Audit Committee chair position; $5,000 for the Compensation and Plan Administration Committee chair position; $3,000 for the Governance and Nominating Committee chair position; and an annual fee of $4,000 for service as the lead independent director. Annual fees are paid ratably on a quarterly basis. Meeting fees are also paid on a quarterly basis.

(2)
At the 2009 Annual Meeting of Stockholders, each director in the table above, received a number of restricted stock units equal to $18,000 divided by $4.92, the fair market value of the Common Stock on the last trading day immediately preceding the 2009 Annual Meeting of Stockholders. See Note 19 for a discussion of the assumptions underlying the valuation of equity awards. At the end of 2009, the aggregate number of outstanding restricted stock units held by each director in the table above was: Mr. Ardizzone 6,524, Mr. Bates 2,866, Mr. Bickell 6,524, Mr. Gilson 6,524, Mr. Sandberg 0, Mr. Sibley 6,524 and Mr. Speaks 6,524.

(3)
In accordance with resolutions passed by the Board, each non-employee director receives automatic formula-based awards of stock options to purchase 3,000 shares of the Common Stock upon initial appointment to the Board of Directors and on each third anniversary thereof.  During 2009, 3,000 options were granted to Mr. Ardizzone, Mr. Bates, Mr. Gilson, Mr. Sandberg and Mr. Sibley.  At the end of 2009, the aggregate number of outstanding stock options held by each director in the table above was: Mr. Ardizzone 12,000, Mr. Bates 12,000, Mr. Bickell 6,000, Mr. Chapman 3,000, Mr. Gilson 12,000, Mr. Sandberg 3,000, Mr. Sibley 12,000 and Mr. Speaks 9,000.

(4)	Mr. Bates served as a director until his resignation in May 2009.

(5)      Mr. Speaks served as a director until his resignation in June 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Listed in the following table are the beneficial owners known to the Company as of March 1, 2010 of more than 5% of the outstanding shares of the Company’s common stock.  In addition, this table includes the number of shares of common stock beneficially owned by each director and executive officer of the Company listed in the Summary Compensation Table, and the number of shares owned by directors and executive officers as a group.  Except as noted below, the address of each beneficial owner is EDCI Holdings, Inc., 11 E. 44th Street, Suite 1201, New York, New York 10017.

	Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class

	Clarke H. Bailey	96,311	(1)	1.43
	Matthew K. Behrent	2,000
	Roger J. Morgan	-
	Ramon D. Ardizzone	26,074	(2)
	Cliff O. Bickell	25,735	(3)
	Peter W. Gilson	27,997	(4)
	Horace H. Sibley	26,477	(5)
	David Sandberg (8)	282,986		4.20
	All directors and executive officers as a group (10 persons)	487,580	(6)	7.24
	Robert L. Chapman, Jr. et al (9)	936,433	(7)	13.91
	Dimensional Fund Advisors, Inc. (10)	336,767		5.00

*	Less than 1%.

(1)	Includes 70 shares held by Mr. Bailey’s son and 60,053 shares that may be acquired at or within 60 days of March 1, 2010, pursuant to the exercise of options.

(2)	Includes 6,000 shares that may be acquired at or within 60 days of March 1, 2010 pursuant to the exercise of options.

(3)	Includes 6,000 shares that may be acquired at or within 60 days of March 1, 2010 pursuant to the exercise of options.

(4)	Includes 9,000 shares that may be acquired at or within 60 days of March 1, 2010 pursuant to the exercise of options.

(5)	Includes 9,000 shares that may be acquired at or within 60 days of March 1, 2010 pursuant to the exercise of options.

(6)	Includes 90,053 shares that may be acquired at or within 60 days of March 1, 2010 pursuant to the exercise of options.

(7)	Includes 3,000 shares that may be acquired at or within 60 days of March 1, 2010 pursuant to the exercise of options.

(8)
Red Oak Partners, LLC ("ROP") serves as the general partner of The Red Oak Fund, LP, a Delaware limited partnership (the "Fund"), the direct owner of the subject securities. David Sandberg is the managing member of ROP and the Fund's portfolio manager.  ROP serves as a general partner of Pinnacle Partners, LLC, a Colorado limited liability limited company ("Pinnacle Partners"). Pinnacle Partners manages Pinnacle Fund, LLLP, a Colorado limited liability limited partnership ("Pinnacle Fund"), the direct owner of the subject securities.  ROP is the investment advisor to Bear Market Opportunity Fund, L.P., the direct owner of the subject securities, and exercises investment control over the subject securities. David Sandberg is the managing member of ROP and is the portfolio manager of the Bear Market Opportunity Fund, L.P.  Each Reporting Person disclaims beneficial ownership of all securities reported herein, except to the extent of their pecuniary interest therein, if any, and this report shall not be deemed an admission that such Reporting Person is the beneficial owner of the shares for purposes of Section 16 of the Securities and Exchange Act of 1934 or for any other purpose.

(9)
Robert L. Chapman, Jr., Chap-Cap Activist Partners Master Fund, Ltd., Chap-Cap Partners II Master Fund, Ltd., and Chapman Capital L.L.C. jointly report beneficial ownership of certain shares of Common Stock. Chap-Cap Activist Partners Master Fund, Ltd. has shared voting power and sole dispositive power over 459,651 shares, Chap-Cap Partners II Master Fund, Ltd. has shared voting power and sole dispositive power over 331,887 shares, Chapman Capital L.L.C. has shared voting and dispositive power over 791,538 shares and Mr. Chapman has shared voting and dispositive power over 791,538 shares and sole voting and dispositive power over 81,765 shares (which includes the options referenced in footnote 9 above). Mr. Chapman’s and the reporting entities’ address is 1007 N. Sepulveda Blvd. #129, Manhattan Beach, CA 90267.

(10)
The address of Dimensional Fund Advisors, Inc. (“DFA”) is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401. This information is based on the Schedule 13G filed by DFA on February 9, 2009. Such shares are owned by certain investment companies, commingled group trusts and accounts with respect to which DFA acts as an investment advisor or manager. DFA disclaims beneficial ownership of all such shares.

For a disclosure of the Company’s securities authorized for issuance under the Company’s equity compensation plans, see Part II, Item 5 of this Annual Report on Form 10-K under the caption “Equity Compensation Plan Information,” which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

On December 16, 2009, the EDC Companies and Robert L. Chapman, Jr. entered into a settlement agreement and general mutual release with Michael W. Klinger, the former Executive Vice President and Chief Financial Officer of EDCI, which resulted in the settlement of all legal disputes existing between the parties in connection with Mr. Klinger's previously disclosed separation of employment from EDCI.  Pursuant to the settlement agreement, the EDC Companies withdrew their notice of termination for cause, retroactive to April 13, 2009, the date of Mr. Klinger’s separation from employment, and Mr. Klinger withdrew his notice of resignation for good reason.  The EDC Companies accepted Mr. Klinger’s voluntary resignation effective December 17, 2009, agreed to pay a settlement payment for the benefit of Mr. Klinger in the amount of approximately $0.3 million, and agreed to reinstate certain life insurance and disability benefits to Mr. Klinger.  For the complete terms of the settlement agreement, see Exhibit 99.1 to the registrant's current report on Form 8-K filed with the SEC on December 17, 2009, which is incorporated by reference herein.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors met 15 times during 2009. The Board of Directors operates under the terms of a charter, a copy of which is available on the Company’s website at www.edcih.com under the headings “Investor Center” and “Corporate Governance.” The full Board of Directors has determined that the following directors are independent under the standards set forth in the Board of Directors charter and the listing standards of NASDAQ:  Ramon D. Ardizzone, Peter W. Gilson, David A. Sandberg and Horace H. Sibley. The independent directors met in executive session 3 times during 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Ernst & Young LLP during those periods.

	2009	2008
Audit Fees (1)	$ 540,000	$ 1,187,000
Audit-Related Fees (2)	1,500	1,500
Tax Fees (3)	75,000	100,000
All Other Fees	-	-
	$ 616,500	$ 1,288,500

(1)
Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2009.

EDCI HOLDINGS, INC.

                                                                                                  By /s/ Clarke H. Bailey
Clarke H. Bailey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 5, 2009:

/s/ Clarke H. Bailey Clarke H. Bailey Chief Executive Officer /s/ Michael D. Nixon Michael D. Nixon Chief Accounting Officer
/s/ Clarke H. Bailey
Clarke H. Bailey
Director and Chairman

/s/ Ramon D. Ardizzone
Ramon D. Ardizzone
Director

/s/ Cliff O. Bickell
Cliff O. Bickell
Director

/s/ Peter W. Gilson
Peter W. Gilson
Director

/s/ David A. Sandberg
David A. Sandberg
Director

/s/ Horace H. Sibley
Horace H. Sibley
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

10.4
Second Amendment to Credit Agreement dated May 20, 2006 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated June 22, 2006 and is incorporated herein by reference.

10.5
Third Amendment to Credit Agreement dated May 31, 2007 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated May 31, 2007 and is incorporated herein by reference.

10.6
Fourth Amendment to Credit Agreement dated December 20, 2007 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated December 28, 2007 and is incorporated herein by reference.

10.7
Fifth Amendment to Credit Agreement dated March 4, 2008 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated March 5, 2008 and is incorporated herein by reference.

10.8
Sixth Amendment to Credit Agreement dated May 20, 2008 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated May 21, 2008 and is incorporated herein by reference.

10.9
Seventh Amendment to Credit Agreement dated October 31, 2008 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Glenayre Electronics, Inc., Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K dated November 3, 2008 and is incorporated herein by reference.

10.10
Eighth Amendment to Credit Agreement dated December 30, 2008 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Glenayre Electronics, Inc., Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K dated January 6, 2009 and is incorporated herein by reference.

10.11
Ninth Amendment to Credit Agreement dated March 27, 2009 by and among Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, Glenayre Electronics, Inc., Wachovia Bank, National Association, and ING Capital, LLC was filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K dated April 2, 2009 and is incorporated herein by reference.

10.12
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

10.14
Letter Agreement among Glenayre Electronics, Inc., James Capparo and Thomas Costabile dated May 31, 2005 was filed as Exhibit 10.6 to the Registrant’s current report on Form 8-K filed June 3, 2005 and is incorporated herein by reference.

10.15
Confidential Separation Agreement and General Release of Claims dated February 9, 2009 between Entertainment Distribution Company, LLC and Thomas Costabile was filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K filed February 10, 2009 and is incorporated herein by reference.

10.16
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

10.28
Amended and Restated Employment Letter Agreement dated July 1, 2009 between Matthew K. Behrent and Entertainment Distribution Company, Inc. was filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated July 7, 2009 and is incorporated herein by reference.*

10.29
Letter Agreement among Michael W. Klinger and EDCI Holdings, Inc. dated October 3, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated October 3, 2008 and is incorporated herein by reference. *

10.30
Settlement Agreement and General Mutual Release dated December 16, 2009 by and among Michael W. Klinger, EDCI Holdings, Inc., Entertainment Distribution Company, Inc., Entertainment Distribution Company, LLC, Entertainment Distribution Company (USA), LLC, and Robert L. Chapman, Jr. was filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated December 17, 2009 and is incorporated herein by reference.*

10.31
Letter Agreement between Clarke H. Bailey and EDCI Holdings, Inc. dated October 27, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated October 27, 2008 and is incorporated herein by reference. *

10.32
Asset Purchase Agreement by and among Sony DADC US Inc., Entertainment Distribution Company (USA), LLC and Entertainment Distribution Company, LLC dated October 31, 2008 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated November 3, 2008 and is incorporated herein by reference.

10.33
Letter Agreement between Robert L. Chapman, Jr. and EDCI Holdings, Inc. dated January 2, 2009 was filed as Exhibit 10.1 to the Registrant's current report on Form 8-K dated January 6, 2009 and is incorporated herein by reference. *

10.34
Mutual Separation Agreement dated February 9, 2009 made and entered into by and between Entertainment Distribution Company, LLC, Glenayre Electronics, Inc., and Thomas Costabile was filed as Exhibit 99.1 to the Registrant's current report on Form 8-K dated February 10, 2009 and is incorporated herein by reference. *

10.35
Service Contract for Managing Director dated January 7, 2010 between John Fitzgerald and Entertainment Distribution Company GmbH was filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K dated January 8, 2010 and is incorporated herein by reference.

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