Form 10-Q
period 2010-05-14
EDCI HOLDINGS, INC.
filed 2010-05-14
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended  March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at May 11, 2010 was 6,730,099 shares.

EDCI Holdings, Inc. and Subsidiaries

Part I – Financial Information:
Item 1. Financial Statements	Page
Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) as of March 31, 2010 (Unaudited)	3
Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of March 31, 2010 (Unaudited)	4
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2009	5
Consolidated Statement of Operations (Going Concern Basis) for the three months ended March 31, 2009 (Unaudited)	6
Consolidated Statement of Cash Flows (Going Concern Basis) for the three months ended March 31, 2009 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition	15
Item 4. Controls and Procedures	17
Part II – Other Information:
Item 1. Legal Proceedings	17
Item 6. Exhibits	17
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO EX-31.2 SECTION 906, CERTIFICATION OF THE CEO EX-32.1 SECTION 302, CERTIFICATION OF THE CAO EX-32.2 SECTION 906, CERTIFICATION OF THE CAO

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

For the Period
January 1, 2010
to March 31, 2010

Common stockholders' Equity as of December 31, 2009	$ 78,397
Effects of Adopting the liquidation basis of accounting
Initial adjustment of EDC assets to estimated net realizable value	(18,624)
Initial adjustment of liabilities to net settlement amounts	5,345
Liquidation accrual	(8,261)
Net Assets (liquidation basis) as of January 1, 2010	56,857

Other	482
Exercise of stock options	76
Distributions to stockholders	(21,000)
Effect of foreign currency translation	(155)
Changes in net assets in liquidation	(20,597)

Net assets in liquidation - March 31, 2010	$ 36,260

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
(IN THOUSANDS)

March 31,
2010
(Unaudited)

ASSETS
Cash and cash equivalents	$ 51,706
Restricted cash	23,989
Investments	870
Accounts receivable, net	8,244
Employee benefit receivable from Universal	2,121
Inventories, net	3,970
Prepaid expenses and other current assets	7,803
Deferred income taxes	1,812
Assets held for sale	6,400
Total assets	$ 106,915

LIABILITIES AND NET ASSETS IN LIQUIDATION
Accounts payable	$ 7,414
Accrued expenses and other liabilities	13,835
Liquidation accrual	7,422
Loans from employees	1,506
Universal rebate payable	1,836
Deferred income taxes	66
Reserve for uncertain tax positions	3,316
Pension and other defined benefit obligations	35,114
Total liabilities	70,509
Noncontrolling interest at estimated value	146
Total liabilities and noncontrolling interest	70,655

Net assets in liquidation	$ 36,260

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(IN THOUSANDS)

December 31,
2009

ASSETS
Current Assets:
Cash and cash equivalents	$ 78,093
Restricted cash	23,492
Accounts receivable, net of allowances for doubtful accounts of
$2,853 and $3,008 for December 31, 2009 and 2008, respectively	16,446
Current portion of long-term receivable	770
Inventories, net	3,668
Prepaid expenses and other current assets	7,941
Deferred income taxes	27
Assets held for sale	6,400
Current assets, discontinued operations	208
Total Current Assets	137,045
Restricted cash	3,314
Property, plant and equipment, net	16,429
Long-term receivable	1,670
Long term investments	870
Deferred income taxes	1,895
Other assets	3,011
TOTAL ASSETS	$ 164,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,447
Accrued expenses and other liabilities	22,496
Income taxes payable	553
Loans from employees	976
Current portion of long-term debt	437
Current liabilities, discontinued operations	1,584
Total Current Liabilities	39,493
Other non-current liabilities	3,592
Loans from employees	1,610
Long-term debt	1,488
Pension and other defined benefit obligations	34,096
Deferred income taxes	287
Non-current liabilities, discontinued operations	-
Total Liabilities	80,566
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-
Common stock, $.02 par value; authorized: 15,000,000 shares
7,019,436 shares issued 2009 and 2008	140
Additional paid in capital	371,373
Accumulated deficit	(297,835)
Accumulated other comprehensive income	6,376
Treasury stock at cost:
2009 -- 333,299 shares; 2008 -- 324,794 shares	(1,657)
Total EDCI Holdings, Inc. Stockholders' Equity	78,397
Noncontrolling interest in subsidiary company	5,271
Total Stockholders' Equity	83,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 164,234

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
(IN THOUSANDS)

Three Months Ended
March 31, 2009
(Unaudited)
REVENUES:
Product revenues	$ 31,081
Service revenues	10,170
Total Revenues	41,251
COST OF REVENUES:
Cost of product revenues	27,973
Cost of service revenues	7,708
Total Cost of Revenues	35,681
GROSS PROFIT	5,570
OPERATING EXPENSES:
Selling, general and administrative expense	7,123
Amortization of intangible assets	-
Total Operating Expenses	7,123
OPERATING LOSS	(1,553)
OTHER INCOME (EXPENSE):
Interest income	217
Interest expense	(231)
Gain on currency swap, net	2,111
Loss on currency transaction, net	(31)
Other income, net	11
Total Other Income (Expense)	2,077
INCOME FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	524
Income tax benefit	(154)
INCOME FROM CONTINUING OPERATIONS	678
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(1,362)
GAIN ON SALE OF EDC U.S. OPERATIONS	128
NET LOSS	(556)
Net loss attributable to noncontrolling interest in subsidiary company	(1)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (555)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON SHAREHOLDERS
Income from continuing operations	$ 644
Loss from discontinued operations	(1,327)
Gain on sale of EDC U.S. Operations	128
Net Loss	$ (555)

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
(IN THOUSANDS)

Three Months Ended
March 31, 2009
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (555)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of EDC U.S. Operations	(128)
Depreciation and amortization	1,626
Stock compensation expense	96
Unrealized gain on currency swap	(2,111)
Foreign currency transaction loss	31
Gain on adjustment to discontinued operations tax payable	(362)
Deferred income tax provision	17
Non-cash interest expense	121
Noncontrolling interest in subsidiary company	(1)
Other	7
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	557
Accounts receivable	8,656
Inventories	1,200
Prepaid and other current assets	520
Long-term receivables	52
Other assets	897
Accounts payable	(4,315)
Accrued liabilities and income taxes payable	(4,634)
Other liabilities	(352)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(438)
Cash restricted under long-term borrowing agreement	3,183
Proceeds from sale of U.S. operations	1,384
Purchase of available-for-sale securities	-
Proceeds from the sale of short-term securities	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,129
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,041)
Repayment of capital lease obligations	(68)
Repayment of long-term borrowing	(773)
Acquisitions of treasury stock	-
Settlement of cross-currency swap	(2,093)
NET CASH USED IN FINANCING ACTIVITIES	(3,975)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(867)
NET INCREASE IN CASH AND CASH EQUIVALENTS	609
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 75,721

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

1.	Business Overview

EDCI Holdings, Inc. (“EDCI”), the majority shareholder of Entertainment Distribution Company, LLC (“EDC”), a European provider of supply chain services to the optical disc market, is a company engaged in a final Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”).  The Plan of Dissolution was approved by EDCI’s shareholders at a Special Meeting held on January 7, 2010.  Accordingly, EDCI commenced the voluntary dissolution, liquidation and winding up of the Company in accordance with Delaware law.  For financial reporting purposes, the Plan of Dissolution was adopted effective January 1, 2010, as the Company’s operating results during the period January 1, 2010 through January 7, 2010, were nominal.

Upon adoption of the Plan of Dissolution, we have ceased all of EDCI’s business activities except for those relating to winding up EDCI’s business and affairs during a minimum three-year period required under Delaware law, including, but not limited to, gradually settling and closing its business, prosecuting and defending suits by or against EDCI, seeking to convert EDCI’s assets into cash or cash equivalents, discharging or making provision for discharging EDCI’s known and unknown liabilities, making cash distributions to our stockholders, withdrawing from all jurisdictions in which EDCI is qualified to do business and, subject to statutory limitations, taking other actions necessary to wind up the Company’s business affairs.  If EDCI is unable to convert any assets to cash or cash equivalents by the end of the three-year period, we will either distribute EDCI’s remaining assets in-kind among our stockholders according to their interests or place them in a liquidating trust for the benefit of our stockholders.

EDCI’s ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.   The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and EDC plans to continue to honor the terms of its long term customer agreement that expires in May 2015.  Beginning in January 2010, EDCI’s consolidated financials are required to reflect EDC’s assets and liabilities under the liquidation basis of accounting (see Note 2) and it should be noted that during EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to applicable legal requirements. While EDC is currently examining the possibility of making a distribution, including from EDC’s German and UK subsidiaries (“EDC’s European Operation”) to EDCI, such a distribution remains subject to the future operating performance of EDC’s European Operation and compliance with German law and tax considerations, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal and tax considerations. Further, EDCI is unable to provide any assurance that its efforts to seek value for its investment in EDC will result in any proceeds.  In particular, the cooperation of Universal Music Group (“Universal”), EDC’s largest customer, is critical to any sale of EDC’s European Operation and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate on acceptable terms with any such transaction.  As a result, any transaction involving the sale of EDC’s European Operation in the near term is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

On February 1, 2010, pursuant to the Company’s Plan of Dissolution, EDCI made an initial dissolution distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to its shareholders.

EDCI had previously advised its shareholders that it was in the process of analyzing the structure and feasibility of a potential tender offer for up to $10 million, and that any tender offer would be contingent on EDCI obtaining guidance from the Securities and Exchange Commission (the “SEC”) that it will be successful in obtaining relief from certain continued SEC reporting requirement.  In preliminary conversations with the SEC, EDCI was not able to obtain such guidance and therefore, consistent with the alternatives described in the Company’s proxy statement related to the approval of the Company’s dissolution, the Company now plans to ask its shareholders to approve a proposal to effect a reverse stock split of the Company’s outstanding Common Stock which, if approved, would reduce the number of record holders of the Company’s Common Stock to a number that would enable the Company to remove its Common Stock from registration under the Securities Exchange Act of 1934 (the “Exchange Act”).  If the reverse stock split proposal is approved by its shareholders, the Company intends to terminate its status as a reporting Company under the Exchange Act, thereby eliminating the requirement that the Company file periodic reports with the SEC and eliminating the expenses of being a reporting company.  The reverse split transaction would add further costs and would require cashing-out a number of our smaller stockholders.  The Company has engaged a financial advisor to assist a special committee of the Board of Directors in establishing the cash-out price.  Cashing-out shareholders would require using a portion of the $10 million previously reserved for the potential tender offer and would also put EDCI’s net operating losses at risk, and thus may limit or preclude additional purchases of shares through a contemplated tender offer.  EDCI believes it is prudent to continue to protect those tax-loss carryforwards at this time, as they would limit EDCI’s taxes in the event of any distributions from EDC’s European Operations.  Therefore, at this time, EDCI will defer any further consideration of a potential tender offer until after the contemplated reverse split is either completed or rejected by EDCI’s stockholders.  If EDCI ultimately determines not to effect any tender offer, any portion of the $10 million amount that had been reserved for the contemplated tender offer would be subsequently distributed as a dissolution distribution payment. The Company intends to file a preliminary proxy statement with the SEC setting forth this and related proposals in the third quarter of 2010.  The range of dissolution proceeds in the Company’s proxy statement filed November 16, 2009 did not include any estimates as to potential distributions from EDC due to the uncertainty of the value of EDCI’s investment in EDC at that time.  EDC is currently examining the possibility of making a distribution from EDC, including from EDC's European Operations, but such a distribution remains subject to the future operating performance of EDC’s European Operations and compliance with German law and tax considerations, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal considerations.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

2.	Basis of Presentation

For financial reporting purposes, EDCI adopted the liquidation basis of accounting effective January 1, 2010. The Plan of Dissolution was approved by the Company’s shareholders on January 7, 2010. Operating results during the stub period ended January 7, 2010 were nominal. Under the liquidation basis of accounting, the principal financial statements required are a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. Further, under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation period. The reserve for these estimated expenses includes primarily accruals for people costs (payroll and benefits), facilities, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and statutory fees). Further, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will not materially change. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.

The unaudited Statement of Net Assets in Liquidation and the Statement of Changes in Net Assets in Liquidation have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2009. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the net assets of EDCI. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted.  The consolidated financial statements as of December 31, 2009 and for the unaudited three months ended March 31, 2009 were prepared on the going concern basis of accounting.  We issued these unaudited condensed consolidated financial statements by filing with the SEC and have evaluated subsequent events up to the time of filing.

3.	Adoption of Liquidation Basis of Accounting

Upon the adoption of the liquidation basis of accounting, the Company recorded the following adjustment to adjust assets to estimated net realizable value and liabilities to net settlement amounts:

Initial Adjustment of EDC Assets to Estimated Net Realizable Value	Amount
Write down of fixed assets	$ 15,613
Write down of spare parts	3,011
$ 18,624

Initial Adjustment of Liabilities to Net Settlement Amounts	Amount
Write down of deferred taxes	(221)
Adjustment of noncontrolling interest to estimated settlement value	(5,124)
$ (5,345)

The adjustment to deferred income taxes of $0.2 million was the result of EDCI updating its estimate of the net settlement value of this liability in liquidation.  The adjustment of noncontrolling interest in the amount of $5.1 million was the result of this liability having a settlement amount upon EDCI’s adoption of liquidation accounting of less than what was previously recorded.

The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation as of January 1, 2010. Upon transition to the liquidation basis of accounting, the Company accrued the following costs expected to be incurred in liquidation:

Accrued Costs of Liquidation	Amount
Payroll and severance related	$ 3,104
Professional fees	744
Wind down costs related to EDC's UK facility	380
Accrual of carrying costs related to EDC's Kings Mountain facility	1,800
Outside services and other wind down expenses	2,233
$ 8,261

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

The adjustment of wind down costs related to EDC’s UK facility in the amount of $0.4 million was the result of the Company’s updated estimate of the costs to wind down the EDC Blackburn, UK operations, which were consolidated into EDC’s operating facility in Hannover, Germany as of December 31, 2009. The accrual of carrying costs associated with EDC’s Kings Mountain building is the result of EDC recording estimated carrying costs expected to be incurred during the three year liquidation period.

4.	Selected Financial Data

Statement of Net Assets in Liquidation - Consolidating

The Statement of Net Assets in Liquidation presented below is consolidating and is intended to illustrate which components of the consolidated Statement of Net Assets in Liquidation are attributable to EDCI and EDC, respectively.

STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	March 31, 2010
	(Unaudited)
	EDC (b)	EDCI	Eliminations	Total

ASSETS
Cash and cash equivalents	$ 22,527	$ 29,179	$ -	$ 51,706
Restricted cash	23,989	-	-	23,989
Investments	-	870	-	870
Accounts receivable, net	8,244	-	-	8,244
Due from Universal	2,121	-	-	2,121
Inventories, net	3,970	-	-	3,970
Prepaid expenses and other current assets	6,597	1,206	-	7,803
Deferred income taxes	1,812	-	-	1,812
Due to EDCI from EDC (a)	-	2,753	(2,753)	-
Assets held for sale	6,400	-	-	6,400
Total assets	75,660	34,008	(2,753)	106,915

LIABILITIES AND NET ASSETS IN LIQUIDATION
Accounts payable	$ 7,414	$ -		$ 7,414
Accrued expenses and other liabilities	13,141	694	-	13,835
Due from EDC to EDCI (a)	2,753	-	(2,753)	-
Liquidation accrual	2,180	5,242	-	7,422
Loans from employees	1,506	-	-	1,506
Universal rebate payable	1,836	-	-	1,836
Deferred income taxes	-	66	-	66
Reserve for uncertain tax positions	827	2,489	-	3,316
Pension and other defined benefit obligations	34,422	692	-	35,114
Total liabilities	64,079	9,183	(2,753)	70,509
Noncontrolling interest at estimated value	-	146	-	146
Total liabilities and noncontrolling interest	64,079	9,329	(2,753)	70,655

Net assets in liquidation	$ 11,581	$ 24,679	-	$ 36,260

(a)
The amount recorded as Due from EDC to EDCI represents an estimate EDC’s portion of certain shared corporate costs which are anticipated to be incurred during the dissolution period and which will be recovered from EDC through intercompany settlements.

(b)	See Note 1 regarding restrictions on our ability to transfer cash from EDC to EDCI.

5.	Cash and Cash Equivalents

Restricted Cash

Restricted cash of EDC’s European Operation at March 31, 2010 was $24.0 million. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly.  A portion of the restricted cash is being held in escrow to fund employee related obligations. On June 1, 2010, the restrictions encumbering approximately $20.7 million of the restricted cash expire and the cash will be released to EDC.  We are currently evaluating all options, subject to compliance with German law and tax considerations and additional security obligations and U.S. legal and tax considerations, in regards to the future usage of the portion of the restricted cash that will be released from escrow on June 1, 2010.  Amounts in excess of federally insured limits are on deposit with various financial institutions.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

6.	Investments

As of March 31, 2010, the Company has one investment which is recorded at its estimated net realizable value of $0.9 million in the accompanying Statement of Net Assets in Liquidation.  The investment consists of 10 units of Auction Market Preferred Securities (“AMPS”) issued by the Boulder Total Return Fund, Inc. (the “Fund”).  The Fund’s AMPS have a liquidation preference of $100,000 per share, plus any accumulated unpaid distributions, whether or not earned or declared by the Fund but excluding interest thereon (“Liquidation Value”) and have no set retirement date. The Fund retired 26 shares of AMPS through a privately negotiated transaction during 2009 at an average price of $84,923 per share.

The Company evaluates the fair value of its investment at each reporting period. The estimated fair values could change significantly based on future market conditions. The Company will continue to assess the fair value of its investment for substantive changes in relevant market conditions, changes in financial condition or other changes that may alter its estimates described above. The Company may be required to record future write downs of its investment if it determines that its investment has incurred a change in fair value.

7.	Employee Benefit Receivable from Universal

Under the terms of the share purchase agreement relating to the acquisition of Universal’s European operations, Universal is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the receivable.  The balance of $2.1 million at March 31, 2010 relates to the long-term service award plan.

8.	Inventories

Inventories, net at March 31, 2010, relate to EDC’s European Operation and consisted of:

March 31,
2010
Raw materials	$ 3,423
Finished goods	157
Work in process	390
Total	$ 3,970

At March 31, 2010 reserves were approximately $0.9 million.

9.	Assets Held for Sale

Assets Held for Sale as of March 31, 2010, consists of EDC’s Kings Mountain, North Carolina facility (“Kings Mountain Facility’), which formerly housed EDC’s U.S. manufacturing operations.  EDC has listed the Kings Mountain Facility for sale since the second quarter of 2009 and is currently unable to predict when a successful transaction involving the sale of this facility will occur.  Annual carrying costs related to maintaining the Kings Mountain Facility in a condition to be sold are estimated to be approximately $0.6 million.  Due to EDC’s uncertainty in regards to the timing of a successful sale transaction, three years of carrying costs have been accrued as part of the liquidation accrual as of March 31, 2010.

10.	Long-Term Debt

March 31,
2010
Payable to Universal - undiscounted	2,186
Employee Loans	1,506
Subtotal	3,692
Less: Unamortized Discount	(350)
Total Debt	$ 3,342

Universal

Under the terms of the supply contracts that EDC entered into as part of EDC’s purchase of Universal’s European disc manufacturing and distribution operation, EDC is obligated to pay to Universal deferred acquisition payments.  Scheduled payments of $0.5 million are due on December 31 for the next five years, ending in 2014.

Employee Loans

Employees of EDC’s European Operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by us in savings accounts and are therefore treated as loans to us. These loans are for six-year terms and are signed annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of approximately €0.1 million ($0.2 million), which is included in the employee loan balance. The value of the loans outstanding at March 31, 2010 totaled $1.5 million. Funds for these loans are held in escrow as restricted cash. See Note 5. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early.  The employee savings plan is closed to new entrants.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)
11.	Income Taxes

During the three months ended March 31, 2010, the amount of gross unrecognized tax benefits was reduced by $0.3 million primarily due to the expiration of certain statutes of limitation, which offset the impact of additional interest and exchange rate fluctuations.  Of the unrecognized tax benefits recorded as of March 31, 2010, it is anticipated that over the next 12 months various tax-related statutes of limitation will expire which will cause a $2.4 million reduction in the unrecognized tax benefits, consisting of $1.4 million in taxes and $1.0 million in accrued interest and penalties and thus net assets in liquidation will increase by a like amount.  These unrecognized tax benefits relate primarily to transfer pricing.

12.	Employee Benefit Plans

Post retirement benefit obligation consisted of the following components:

March 31,
2010
Pension obligation	29,324
Post-retirement health care benefit costs	260
Long-term service award plan	2,760
Early retirement program	2,770
35,114

(a) Pension Obligations

As a result of the May 31, 2005 acquisition of EDC, certain obligations of various defined benefit plans were assumed. Employees and managing directors of EDC’s European Operations participate in the pension plans. These benefits are based on pay, years of service and age.  As of March 31, 2010, EDC has accrued approximately $28.9 million related to this plan. EDCI has a pension plan which covers two retired former employees of EDCI’s Messaging business.  EDCI has accrued approximately $0.4 million related to this pension plan.   The plans are not funded and therefore have no plan assets. These pension plans are closed to new entrants.

(b) Long-term service award plan

EDC maintains a long-term service awards program, a defined benefit plan, for qualified employees of EDC’s European Operation, which allows qualified employees to receive a lump sum service gratuity (“Jubilee”) payment once they have reached a certain number of years of service. The Jubilee payment is determined based on 1/12th of the employee’s annual salary.  A portion of the long-term service obligations is funded by Universal (see Note 7).

(c) Early Retirement Program

In Germany, Altersteilzeit (“ATZ”) is an early retirement program established by law, and is designed to create an incentive for employees, within a certain age group, to transition from (full or part-time) employment into retirement before their legal retirement age. The German government provides a subsidy to employers taking advantage of this legislation for bonuses paid to the employee and the additional contributions paid into the German government pension scheme under an ATZ arrangement for a maximum of six years. To receive this subsidy, an employer must meet certain criteria established by the German government. EDC accrues for ATZ based on current and future contracts.

 (d) Post retirement health care benefit obligations

EDCI provides certain U.S. employees of its former Messaging business with certain health care benefits upon retirement assuming the employees met minimum age and service requirements as of the date of disposition of the Messaging business. EDCI’s policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments.  The plan is closed to new participants.  EDCI has accrued approximately $0.3 million related to this pension plan

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

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to Universal International Music (“UIM”) of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 as amended (the “International Distribution Agreement”).  UIM is part of Universal, which is EDC’s largest customer.  EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  The February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice, EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement and a hearing is scheduled for June 2010, although a final decision is not currently expected to be rendered until the third quarter of 2010.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

Under the International Distribution Agreement, EDC has various service level obligations it is required to maintain. Repeated failures to meet those service level obligations can result in Key Failures.  In its February 19, 2009 notice, UIM alleged that EDC had incurred two Key Failures.  EDC believes neither of the Key Failures is valid.  Even if a Key Failure had been validly established by UIM, EDC is generally provided with a contractual opportunity to cure such, although as described below, based upon the nature of the Key Failures alleged by UIM and the timeframes in which they occurred, EDC would also face penalties for those two Key Failures – if they are both held to be valid – even if both Key Failures were cured.

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

Anticipatory Breach of Manufacturing and Related Service Agreement Claim.  On July 23, 2009, UIM provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  UIM claimed that the maintenance by EDC of a facility in the United Kingdom to service UIM’s UK manufacturing requirements is a “fundamental implied term of the Manufacturing Agreement.”  As a result, UIM claimed that EDC forfeited its right to continue to service 100% of UIM’s UK manufacturing requirements, and UIM is entitled to sub-contract the entirety of such volume to a UK - located third party of its choice.  UIM at that time did not elect to enforce that remedy but reserved the right to do so by written notice.  On July 28, 2009, EDC sent written notice to UIM forcefully refuting its claims and also asserting that UIM is attempting to imply a term into the Manufacturing Agreement that has been expressly dealt with in amendments to the agreement providing that EDC “will use its commercially reasonable endeavors to manufacture the majority of UIM’s Manufacturing Requirements for the UK at the Blackburn Facility.”  As previously disclosed in March 2009, management of EDC determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC stated in its July 28, 2009 response that UIM’s claims in its July 23, 2009 letter constitute a gross violation of the covenant of good faith and fair dealing implied into the Manufacturing Agreement.  EDC further provided notice to UIM that if UIM did not withdraw its claims in the July 23, 2009 notice within seven days of EDC’s July 28, 2009 response, it would refer this matter to arbitration seeking a declaration that there is no breach by EDC of the Manufacturing Agreement as a result of the Blackburn – Hannover Consolidation and seeking damages for the losses incurred by EDC as a direct result of the July 23, 2009 letter and the continued breaches by UIM of the implied covenant of good faith and fair dealing.  UIM did not withdraw its claims, and EDC therefore submitted the matter to arbitration in August 2009.  The arbitration tribunal was finalized in April 2010 but no date for the arbitration has been set.

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

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

In consultation with counsel, EDC continues to believe UIM's claims and remedies lack merit. In particular, the Manufacturing Agreement expressly provides that EDC is only obliged to use its "commercially reasonable endeavors" to manufacture the majority of UIM's UK requirements at its Blackburn facility, and as previously disclosed in March 2009, at that time management of EDC determined and EDC's Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  Further, EDC believes it can meet all SLAs for UIM's UK requirements manufactured from its Hannover facility and believes that certain of the UK requirements ordered by UIM were in fact ordered from Austria, a location that is geographically more distant from the UK than EDC’s Hannover facility. However, if UIM were successful in its claims in arbitration EDC would face material and adverse consequences. The loss of 40% of UIM's UK requirements, based on the high fixed cost nature of EDC's manufacturing operations, would have a material adverse effect on its operating results. If UIM were to prevail in its new argument that EDC's breach provides UIM with the right to terminate the entire Manufacturing Agreement and UIM so elected, EDC would lose substantially all of its contractually committed manufacturing business. EDC expects that UIM's entire contractually committed manufacturing volume will represent approximately 75% of EDC's total manufacturing volume in 2010, that the UK requirements account for approximately 20% of EDC's total manufacturing volume, and thus 40% of the UK requirements account for approximately 8% of EDC's total manufacturing volume.

EDC believes UIM has breached its obligations to EDC with regard to certain of its UK requirements, and until resolved UIM will likely continue that breach by procuring up to 40% of its UK requirements from third parties, as it experienced in the quarter ended March 31, 2010. EDC will seek to recover those losses, other losses and punitive damages from UIM in arbitration. However, UIM's actions will also force EDC to evaluate and develop other cost-reduction measures in Hannover to mitigate those damages in the short run.

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

Other UIM Matters.  In April 2010, UIM indicated to EDC its intent to procure certain units currently serviced in accordance with the Distribution Agreements from third parties before the end of 2010.  EDC is not currently aware of the exact volume of units that could be implicated, or UIM’s specific legal grounds for doing so.  However, after consultation with counsel, EDC currently believes that a significant percentage of such units are likely to be part of the contractually committed volumes under the Distribution agreement and thus EDC would expect to pursue legal remedies should UIM order such units from third parties, including seeking injunctive relief as well as by pursuing arbitration.  In addition, EDC is engaging in discussions with UIM to determine if there is a commercial solution.  While EDC is not currently aware of the exact volume of units that could be implicated, it is likely that the volumes at issue could be significant.  As a result, if UIM began to order such volume from third parties, and based on the high fixed cost nature of EDC’s operations, UIM’s actions could have a material adverse effect on EDC’s operating performance.

Patent Litigation: In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008. This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008. In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company,  named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC. In 2009, the Court denied plaintiffs’ motion for a summary judgment that EDC breached the contract. Pending before the Court was a motion for summary judgment that there is no patent infringement. The Court has terminated the motion for summary judgment pending a decision on claim construction, a hearing for which was held in December, 2009 and a decision for which was rendered in May, 2010, as a result of which EDC plans to submit a modified motion for summary judgment accounting for the court’s claim construction. On January 22, 2010, the Court dismissed the action against the individual defendants, Messrs. Caparro and Copland. In April of 2010, the defendants objected to a request by Philips to amend its complaint to add additional claims (including additional allegations of breach of contract, and new claims for fraud in the inducement, unjust enrichment, tortuous interference with business relations and civil conspiracy) a decision for which was rendered in May, 2010 stating that Philips could not amend its complaint to add new claims but could add specificity to its previously pled breach of contract allegations.  EDC does not believe the complaint has merit, intends to vigorously defend this action and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The case is still pending and discovery and motion practice are continuing.

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

EDCI’s ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, and EDC plans to continue to honor the terms of its long term customer agreement that expires in May 2015.  Beginning in January 2010, EDCI’s consolidated financials are required to reflect the value of EDC’s assets and liabilities under liquidation accounting and it should be noted that during EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject applicable legal requirements.  While EDC is currently examining the possibility of making a distribution, including from EDC's European Operations to EDCI, such a distribution remains subject to the future operating performance of EDC’s European Operations and compliance with German law and tax considerations, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal and tax considerations. However, EDCI is unable to provide any assurance that its efforts to seek value for its investment in EDC will result in any proceeds.  In particular, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s European Operations and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate on acceptable terms with any such transaction.  As a result, any transaction involving the sale of EDC’s European Operations in the near term is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

On February 1, 2010, pursuant to the previously noted EDCI Plan of Dissolution, EDCI made an initial dissolution distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to its shareholders.

Results of Operations

Consolidated statements of operations and statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the 2009 period and as a result, no comparative discussion is presented.

Financial Condition and Liquidity

Overview

At March 31, 2010, we had cash and cash equivalents totaling $51.7 million, of which $29.2 million was cash held by the EDCI and $22.5 was cash held at EDC. At March 31, 2010, the principal sources of liquidity were our unrestricted cash and cash equivalents.  On February 1, 2010, EDCI made an initial dissolution cash distribution of $3.12 per share on common stock outstanding.  In the aggregate, approximately $21.0 million of EDCI’s cash was returned to shareholders pursuant to this initial distribution. At March 31, 2010, EDCI had investments of $0.9 million in one auction-rate security.

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

Capital Expenditures

Capital expenditures amounted to approximately $1.0 million in the three months ended March 31, 2010 and are anticipated to be approximately $1.9 million for the remaining nine months of 2010.  All capital expenditures in 2010 relate to EDC’s European Operations and consist primarily of normal equipment and facility, replacement and upgrades and efficiency improvements.

Update on Plan of Dissolution

On February 1, 2010, pursuant to the previously noted Plan of Dissolution, EDCI made an initial dissolution distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to its shareholders.  EDCI expects to make further distributions to its shareholders of its remaining cash and investments, less any amount reserved to cover ongoing expenses during the three-year dissolution period and any amounts reserved for, known and unknown contingent liabilities.  The amounts reserved will be based on a determination by the board of directors, including consultation with management and outside experts as reasonably required, if the board of directors determines that it is advisable to retain such experts, and a review of, among other things, our estimated known and unknown contingent liabilities and our estimated ongoing expenses, including, but not limited to, payroll, legal expenses, regulatory filings and other miscellaneous expenses.  Each shareholder will receive his or her pro rata share of any future distribution based on the number of shares held at the time of the record date for such distribution.

EDCI had previously advised its shareholders that it was in the process of analyzing the structure and feasibility of a potential tender offer for up to $10 million, and that any tender offer would be contingent on EDCI obtaining guidance from the Securities and Exchange Commission (the “SEC”) that it will be successful in obtaining relief from certain continued SEC reporting requirement.  In preliminary conversations with the SEC, EDCI was not able to obtain such guidance and therefore, consistent with the alternatives described in the Company’s proxy statement related to the approval of the Company’s dissolution, the Company now plans to ask its shareholders to approve a proposal to effect a reverse stock split of the Company’s outstanding Common Stock which, if approved, would reduce the number of record holders of the Company’s Common Stock to a number that would enable the Company to remove its Common Stock from registration under the Securities Exchange Act of 1934 (the “Exchange Act”).  If the reverse stock split proposal is approved by its shareholders, the Company intends to terminate its status as a reporting Company under the Exchange Act, thereby eliminating the requirement that the Company file periodic reports with the SEC and eliminating the expenses of being a reporting company.  The reverse split transaction would add further costs and would require cashing-out a number of our smaller stockholders.  The Company has engaged a financial advisor to assist a special committee of the Board of Directors in establishing the cash-out price.  Cashing-out shareholders would require using a portion of the $10 million previously reserved for the potential tender offer and would also put EDCI’s net operating losses at risk, and thus may limit or preclude additional purchases of shares through a contemplated tender offer.  EDCI believes it is prudent to continue to protect those tax-loss carryforwards at this time, as they would limit EDCI’s taxes in the event of any distributions from EDC’s European Operations.  Therefore, at this time, EDCI will defer any further consideration of a potential tender offer until after the contemplated reverse split is either completed or rejected by EDCI’s stockholders.  If EDCI ultimately determines not to effect any tender offer, any portion of the $10 million amount that had been reserved for the contemplated tender offer would be subsequently distributed as a dissolution distribution payment. The Company intends to file a preliminary proxy statement with the SEC setting forth this and related proposals in the third quarter of 2010.  The range of dissolution proceeds in the Company’s proxy statement filed November 16, 2009 did not include any estimates as to potential distributions from EDC due to the uncertainty of the value of EDCI’s investment in EDC at that time.  EDC is currently examining the possibility of making a distribution from EDC, including from EDC's European Operations, but such a distribution remains subject to the future operating performance of EDC’s European Operations and compliance with German law and tax considerations, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal considerations.

EDC Business Update

Having completed the sale and wind down of EDC’s U.S. operations and the Blackburn-Hannover consolidation, the sole EDC focus has shifted to maximizing the profitability at its remaining international operations in Hannover, Germany.  While the Blackburn-Hannover Consolidation will improve profitability at our remaining Hannover facility, we anticipate decline rates of CD and DVD volumes in Europe in the 10-15% range for 2010.  As in 2009, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2010 to deal with forecasted and actual volume declines. In January 2010, Universal began to place a portion of its UK manufacturing requirements with another manufacturer.  EDC has placed Universal on notice that it will seek both recompense and damages for this action via the ongoing arbitration process. See “Notes to Consolidated Financial Statements – Note 13. Commitments and Contingencies – Litigation”.

Blackburn – Hannover Consolidation

In March of 2009, EDC’s Board of Directors made a clear determination that it was no longer commercially reasonable to continue serving EDC’s customers out of the Blackburn manufacturing facility. As a result, EDC’s Board approved a plan to consolidate, into EDC’s Hannover, Germany operation, manufacturing volumes historically produced in EDC Blackburn, UK. The consolidation plan continues to run on schedule with all necessary consents obtained. The Blackburn, UK plant ceased production at the end of December, the vast majority of the workforce has been terminated and we are now clearing and remediating the site prior to exiting at the expiration of our lease in June.  The Universal UK catalogue has been successfully transferred to the Hannover, Germany plant, the relocation of required equipment from Blackburn to Hannover has been completed and the installation and commissioning of the equipment is advanced.

Critical Accounting Policies and Estimates

For financial reporting purposes, EDCI adopted the liquidation basis of accounting effective January 1, 2010. The Plan of Dissolution was approved by the Company’s shareholders on January 7, 2010. Operating results during the stub period ended January 7, 2010 was nominal. Under the liquidation basis of accounting, the principal financial statements required are a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. Further, under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation period. The reserve for these estimated expenses includes primarily accruals including people costs (payroll and benefits), facilities, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and statutory fees). Further, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material. In particular, the net asset value attributed to the Company’s EDC subsidiary in the accompanying Statement of Net Assets in Liquidation is subject to numerous uncertainties and the ultimate value of EDC to its shareholders in liquidation may be substantially different from that as presented herein. Further, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2010.

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 in Part I, Item 1, which discusses material pending legal proceedings to which the Company or its subsidiaries is party and is incorporated herein by reference.

ITEM 6. EXHIBITS

The exhibits required to be filed as a part of this quarterly report on Form 10-Q are listed in the accompanying Exhibit Index which is hereby incorporated by reference .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        EDCI HOLDINGS, INC.

Date: May 14, 2010
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