Form 10-Q
period 2010-08-10
EDCI HOLDINGS, INC.
filed 2010-08-10
CIK 808918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended  June 30, 2010

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

The number of shares outstanding of the Registrant’s common stock, par value $.02 per share, at August 5, 2010 was 6,730,099 shares.

EDCI Holdings, Inc. and Subsidiaries

Part I – Financial Information:
Item 1. Financial Statements	Page
Consolidated Statement of Changes in Net Assets in Liquidation (Liquidation Basis) for the three and six months ended June 30, 2010 (Unaudited)	3
Consolidated Statement of Net Assets in Liquidation (Liquidation Basis) as of June 30, 2010 (Unaudited)	4
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2009	5
Consolidated Statement of Operations (Going Concern Basis) for the three and six months ended June 30, 2009 (Unaudited)	6
Consolidated Statement of Cash Flows (Going Concern Basis) for the six months ended June 30, 2009 (Unaudited)	7
Notes to Consolidated Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4. Controls and Procedures	17
Part II – Other Information:
Item 1. Legal Proceedings	18
Item 6. Exhibits	18
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO EX-31.2 SECTION 302, CERTIFICATION OF THE PFO EX-32.1 SECTION 906, CERTIFICATION OF THE CEO EX-32.2 SECTION 906, CERTIFICATION OF THE PFO

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
(IN THOUSANDS)

For the Period
January 1, 2010
to June 30, 2010
(Unaudited)

Common Stockholders' Equity as of December 31, 2009	$ 78,397
Effects of adopting the liquidation basis of accounting
Initial adjustment of EDC assets to estimated net realizable value	(18,624)
Initial adjustment of liabilities to net settlement amounts	5,345
Liquidation accrual	(8,261)
Net Assets (liquidation basis) as of January 1, 2010	56,857

Other	482
Exercise of stock options	76
Distributions to stockholders	(21,000)
Effect of foreign currency translation	(155)
Changes in net assets in liquidation	(20,597)

Net assets in liquidation - March 31, 2010	36,260

Adjustment to reserve for uncertain tax positions	2,312
Adjustment to liquidation accrual	(1,052)
Other	849
Effect of foreign currency translation	330
Changes in net assets in liquidation	2,439

Net assets in liquidation - June 30, 2010	$ 38,699

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)
(IN THOUSANDS)

June 30,
2010
(Unaudited)

ASSETS
Cash and cash equivalents	$ 68,347
Restricted cash	2,846
Investments	870
Accounts receivable, net	6,378
Employee benefit receivable from Universal	1,688
Inventories, net	3,593
Prepaid expenses and other current assets	8,705
Deferred income taxes	1,858
Assets held for sale	6,400
Total assets	100,685

LIABILITIES AND NET ASSETS IN LIQUIDATION
Accounts payable	$ 6,593
Accrued expenses and other liabilities	12,491
Liquidation accrual	6,700
Loans from employees	1,365
Universal rebate payable	1,693
Deferred income taxes	66
Reserve for uncertain tax positions	871
Pension and other defined benefit obligations	32,061
Total liabilities	61,840
Noncontrolling interest at estimated value	146
Total liabilities and noncontrolling interest	61,986

Net assets in liquidation	38,699

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)
(IN THOUSANDS)

December 31,
2009

ASSETS
Current Assets:
Cash and cash equivalents	$ 78,093
Restricted cash	23,492
Accounts receivable, net of allowances for doubtful accounts of
$2,853 for December 31, 2009	16,446
Current portion of long-term receivable	770
Inventories, net	3,668
Prepaid expenses and other current assets	7,941
Deferred income taxes	27
Assets held for sale	6,400
Current assets, discontinued operations	208
Total Current Assets	137,045
Restricted cash	3,314
Property, plant and equipment, net	16,429
Long-term receivable	1,670
Long term investments	870
Deferred income taxes	1,895
Other assets	3,011
TOTAL ASSETS	$ 164,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 13,447
Accrued expenses and other liabilities	22,496
Income taxes payable	553
Loans from employees	976
Current portion of long-term debt	437
Current liabilities, discontinued operations	1,584
Total Current Liabilities	39,493
Other non-current liabilities	3,592
Loans from employees	1,610
Long-term debt	1,488
Pension and other defined benefit obligations	34,096
Deferred income taxes	287
Non-current liabilities, discontinued operations	-
Total Liabilities	80,566
Commitments and contingencies
Stockholders' Equity:
Preferred stock, $.01 par value; authorized: 1,000,000 shares, no shares
issued and outstanding	-
Common stock, $.02 par value; authorized: 15,000,000 shares
7,019,436 shares issued 2009	140
Additional paid in capital	371,373
Accumulated deficit	(297,835)
Accumulated other comprehensive income	6,376
Treasury stock at cost:
333,299 shares	(1,657)
Total EDCI Holdings, Inc. Stockholders' Equity	78,397
Noncontrolling interest in subsidiary company	5,271
Total Stockholders' Equity	83,668
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 164,234

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (GOING CONCERN BASIS)
(IN THOUSANDS)

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(Unaudited)	(Unaudited)
REVENUES:
Product revenues	$ 27,271	$ 58,352
Service revenues	10,145	20,315
Total Revenues	37,416	78,667
COST OF REVENUES:
Cost of product revenues	23,935	51,908
Cost of service revenues	7,740	15,448
Total Cost of Revenues	31,675	67,356
GROSS PROFIT	5,741	11,311
OPERATING EXPENSES:
Selling, general and administrative expense	6,568	13,691
Severance cost for UK facility closure	7,152	7,152
Total Operating Expenses	13,720	20,843
OPERATING LOSS	(7,979)	(9,532)
OTHER INCOME (EXPENSE):
Interest income	46	263
Interest expense	(177)	(408)
Gain on currency swap, net	-	2,111
Loss on currency transaction, net	518	487
Other income, net	3	14
Total Other Income (Expense)	390	2,467
LOSS FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES	(7,589)	(7,065)
Income tax benefit	(154)	(308)
LOSS FROM CONTINUING OPERATIONS	(7,435)	(6,757)
DISCONTINUED OPERATIONS, NET OF TAX:
LOSS FROM DISCONTINUED OPERATIONS	(1,290)	(2,652)
GAIN ON SALE OF EDC U.S. OPERATIONS	52	180
NET LOSS	(8,673)	(9,229)
Net loss attributable to noncontrolling interest in subsidiary company	(89)	(90)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (8,584)	$ (9,139)

AMOUNTS ATTRIBUTABLE TO EDCI HOLDINGS, INC. COMMON SHAREHOLDERS
Loss from continuing operations	$ (7,363)	$ (6,719)
Loss from discontinued operations	(1,273)	(2,600)
Gain on sale of EDC U.S. Operations	52	180
Net Loss	$ (8,584)	$ (9,139)

See Notes to Consolidated Financial Statements

EDCI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS)
(IN THOUSANDS)

Six Months Ended
June 30, 2009
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of EDC U.S. Operations	(180)
Depreciation and amortization	3,269
Stock compensation expense	208
Unrealized gain on currency swap	(2,111)
Foreign currency transaction gain	(487)
Severance cost for UK facility closure	7,152
Gain on adjustment to discontinued operations tax payable	(141)
Deferred income tax provision	60
Non-cash interest expense	246
Noncontrolling interest in subsidiary company	(90)
Other	(377)
Changes in operating assets and liabilities, net of effects of business dispositions and acquisitions:
Restricted cash	599
Accounts receivable	12,864
Inventories	1,199
Prepaid and other current assets	1,820
Long-term receivables	123
Other assets	970
Accounts payable	(8,344)
Accrued liabilities and income taxes payable	(6,877)
Other liabilities	54
NET CASH PROVIDED BY OPERATING ACTIVITIES	818
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(536)
Cash restricted under long-term borrowing agreement	4,770
Proceeds from sale of U.S. operations	2,134
Purchase of available-for-sale securities	-
Proceeds from the sale of short-term securities	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,368
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of employee loans	(1,041)
Repayment of capital lease obligations	(68)
Repayment of long-term borrowing	(1,023)
Acquisitions of treasury stock	(85)
Settlement of cross-currency swap	(2,093)
NET CASH USED IN FINANCING ACTIVITIES	(4,310)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,011
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,887
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75,112
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 78,999

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

EDCI’s ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.   The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and EDC plans to continue to honor the terms of its long term customer agreement that expires in May 2015.  Beginning in January 2010, EDCI’s consolidated financials are required to reflect EDC’s assets and liabilities under the liquidation basis of accounting (see Note 2) and it should be noted that during EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject to applicable legal requirements. While EDC is currently examining the possibility of making a distribution, including from EDC’s German and UK subsidiaries (“EDC’s European Operation”) to EDCI, such a distribution remains subject to the future operating performance of EDC’s European Operation and compliance with German law and tax considerations, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal and tax considerations.  As previously disclosed, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s European Operations and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate on acceptable terms with any such transaction.  As a result, any transaction involving the sale of EDC’s European Operations is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our shareholders.

On February 1, 2010, pursuant to the Company’s Plan of Dissolution, EDCI made an initial dissolution distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to its shareholders.

On July 19, 2010, a special committee consisting of independent directors (the “Special Committee”) of EDCI’s Board of Directors recommended, and EDCI’s Board of Directors approved, a plan to cease the registration of the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”), end its obligation to file reports with the Securities and Exchange Commission (“SEC”), and withdraw its shares of common stock from listing on the NASDAQ Stock Market.  This would be accomplished through a 1-for-1,400 reverse stock split of EDCI’s common stock to be followed immediately by a 1,400-for-1 forward split.  In the stock split transaction, shareholders with fewer than 1,400 shares of EDCI common stock held of record immediately before the split transaction would receive cash payments in lieu of fractional shares upon consummation of the reverse split.  The Special Committee recommended and the Board approved that the value to be paid to those shareholders should be based on the then current $5.00 per share price, which would be equal to $3.44 per share after the $1.56 per share distribution paid on July 30, 2010.  Accordingly, the proceeds to be paid to the cashed out shareholders at the time of the reverse split would be $3.44 per share.

The Special Committee has received a fairness opinion from its independent financial advisor, the investment banking firm of Coady Diemar Partners, LLC, that the cash consideration of $3.44 per share to be paid to shareholders who are cashed-out in the reverse split is fair from a financial point of view to such shareholders.  The proposed split transaction is subject to approval by the holders of a majority of the issued and outstanding shares of EDCI’s common stock.

The Board of Directors has reserved $4.0 million of additional dissolution proceeds to implement the reverse stock split and pay the consideration to those shareholders being cashed-out in the reverse split.  Currently, EDCI only anticipates cashing out approximately 600,000 shares, but is reserving $4.0 million in the event a greater number of shares are required to be cashed out based on the final record date for the reverse split. Shareholders holding 1,400 or more shares of EDCI common stock immediately before the split transaction will not receive a cash payment and will continue to hold the same number of shares after completion of the split transaction.  The Board of Directors has reserved the right to abandon the proposed stock splits at any time prior to the completion of the proposed transaction if it believes the split transaction is no longer in the best interests of the Company or its shareholders. If the split transaction is completed, EDCI expects that the number of its record shareholders will be reduced from its current level of approximately 1,300 down to fewer than 200, at which point EDCI will be eligible to deregister its shares of common stock under the Exchange Act. As a result, EDCI would no longer be required to file periodic reports, proxy statements, and other information with the SEC, and EDCI’s common stock will cease to be eligible for trading on the NASDAQ.

EDCI is currently preparing proxy materials and anticipates filing a preliminary proxy statement with the SEC in mid-August 2010 and intends to hold a special meeting of EDCI’s shareholders during the fourth quarter of 2010.  Subject to regulatory clearance of the Company’s SEC filings relating to the split transaction and receipt of shareholder approval, it is anticipated that the proposed transaction will become effective shortly after the special meeting, at which time EDCI will terminate the registration of its common stock with the SEC.  Any of the $4.0 million not used in the reverse split is intended either to be distributed pro-rata to shareholders at that time as part of a further dissolution payment or distributed pro-rata to shareholders after consummation of the reverse split.

On July 30, 2010, EDCI made an additional dissolution distribution of $1.56 per share of its common stock. In aggregate, approximately $10.5 million of EDCI’s cash was returned to its shareholders as part of this second dissolution distribution.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

2.	Basis of Presentation

For financial reporting purposes, EDCI adopted the liquidation basis of accounting effective January 1, 2010. The Plan of Dissolution was approved by the Company’s shareholders on January 7, 2010. Operating results during the stub period ended January 7, 2010 were nominal. Under the liquidation basis of accounting, the principal financial statements required are a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. Further, under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation period. The reserve for these estimated expenses includes primarily accruals for employee costs (payroll and benefits), facilities, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and statutory fees). Further, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will not materially change. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.

The unaudited Statement of Net Assets in Liquidation and the Statement of Changes in Net Assets in Liquidation have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission, and should be read in conjunction with the audited Consolidated Financial Statements previously filed on the Company’s Form 10-K for the year ended December 31, 2009. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the net assets of EDCI. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, which are not required for interim purposes, have been condensed or omitted.  The consolidated financial statements as of December 31, 2009, and for the unaudited three and six months ended June 30, 2009, were prepared on the going concern basis of accounting. We issued these unaudited condensed consolidated financial statements by filing with the SEC and have evaluated subsequent events up to the time of filing.

3.	Adoption of Liquidation Basis of Accounting

Upon the adoption of the liquidation basis of accounting, the Company recorded the following adjustments to adjust assets to estimated net realizable value and liabilities to net settlement amounts:

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

The Company was required to make significant estimates and exercise judgment in determining the accrued costs of liquidation as of January 1, 2010. Upon conversion to the liquidation basis of accounting, EDCI accrued for certain costs to be incurred in liquidation, and has made subsequent adjustments and payments against these accounts, as follows:

Accrued Costs of Liquidation	Amount as of	Activity to	Adjustments to		Amount as of
	January 1, 2010	Date	Reserves		June 30, 2010
Payroll and severance related	$ 3,104	$ (821)	$ 711	(1)	$ 2,994
Professional fees	744	(373)	56		427
Wind down costs related to EDC's UK facility	380	(400)	20		-
Accrual of carrying costs on EDC's Kings Mountain facility	1,800	(323)	23		1,500
Outside services and other wind down expenses	2,233	(696)	242		1,779
	$ 8,261	$ (2,613)	$ 1,052		$ 6,700

(1)   EDCI’s Board of Directors approved a discretionary executive bonus program under which certain performance bonuses could be earned at prescribed levels during the Plan of Dissolution period if total distributions paid or payable to EDCI’s shareholders exceed pre-established thresholds per share. Based on current facts and circumstances the Company recorded $0.4 million for this bonus award as of June 30, 2010.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)

The Company will continue to incur operating costs throughout the liquidation period. On a regular basis, we evaluate our assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation based on the most recent information available to us, and when necessary make changes accordingly. Actual costs and income may differ from our estimates, which might reduce net assets available in liquidation to be distributed to shareholders.

4.	Selected Financial Data

Statement of Net Assets in Liquidation - Consolidating

The Statement of Net Assets in Liquidation presented below is consolidating and is intended to illustrate which components of the consolidated Statement of Net Assets in Liquidation are attributable to EDCI and EDC, respectively.

STATEMENT OF NET ASSETS IN LIQUIDATION (LIQUIDATION BASIS)

	June 30, 2010
	(Unaudited)
	EDC (b)	EDCI	Eliminations		Total

ASSETS
Cash and cash equivalents	$ 38,943	$ 29,404	$ -		$ 68,347
Restricted cash	2,846	-	-		2,846
Investments	-	870	-		870
Accounts receivable, net	6,378	-	-		6,378
Due from Universal	1,688	-	-		1,688
Inventories, net	3,593	-	-		3,593
Prepaid expenses and other current assets	8,205	500	-		8,705
Deferred income taxes	1,858	-	-		1,858
Due to EDCI from EDC (a)	-	3,014	(3,014)		-
Assets held for sale	6,400	-	-		6,400
Total assets	69,911	33,788	(3,014)		100,685

LIABILITIES AND NET ASSETS IN LIQUIDATION
Current Liabilities:
Accounts payable	$ 6,593	$ -	$ -		$ 6,593
Accrued expenses and other liabilities	11,937	554	-		12,491
Due from EDC to EDCI (a)	3,014	-	(3,014)		-
Liquidation accrual	1,500	5,200	-		6,700
Loans from employees	1,365	-	-		1,365
Universal rebate payable	1,693	-	-		1,693
Deferred income taxes	-	66	-		66
Reserve for uncertain tax positions	723	148	-		871
Pension and other defined benefit obligations	31,383	678	-		32,061
Total liabilities	58,208	6,646	(3,014)		61,840
Noncontrolling interest at estimated value	-	146	-		146
Total liabilities and noncontrolling interest	58,208	6,792	(3,014)		61,986

Net assets in liquidation	$ 11,703	$ 26,996	$ -	(c)	$ 38,699

(a)
The amount recorded as Due from EDC to EDCI represents an estimate EDC’s portion of certain shared corporate costs which are anticipated to be incurred during the dissolution period and which will be recovered from EDC through intercompany settlements.

(b)	See Note 1 regarding restrictions on our ability to transfer cash from EDC to EDCI.

(c)
On July 30, 2010, EDCI made an additional dissolution distribution of $1.56 per share of its common stock. In aggregate, approximate $10.5 million of EDCI’s cash was returned to its shareholders as part of this second dissolution distribution and thus Net Assets in Liquidation were reduced by a like amount.

EDCI HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS IN LIQUIDATION (Liquidation Basis)
(Tabular Amounts in Thousands)
(Unaudited)
5.	Cash and Cash Equivalents

Restricted Cash

Restricted cash of EDC’s European Operation at June 30, 2010 was $2.9 million. As part of the acquisition of the Universal manufacturing and distribution operations, one of Universal’s subsidiaries deposited these escrowed funds into an account controlled by an Escrow Agreement restricting the disbursement of the funds. Universal and EDC participate in determining and approving disbursement. The earnings on the funds are paid to EDC monthly.  A portion of the restricted cash is being held in escrow to fund employee related obligations. On June 1, 2010, the restrictions encumbering approximately $18.9 million of the restricted cash expired and the cash was released to EDC.  We are currently evaluating all options, subject to compliance with German law and tax considerations and additional security obligations and U.S. legal and tax considerations, in regards to the future usage of the portion of the restricted cash that was released from escrow on June 1, 2010.  Amounts in excess of federally insured limits are on deposit with various financial institutions.

6.	Investments

As of June 30, 2010, the Company has one investment which is recorded at its estimated net realizable value of $0.9 million in the accompanying Statement of Net Assets in Liquidation.  The investment consists of 10 units of Auction Market Preferred Securities (“AMPS”) issued by the Boulder Total Return Fund, Inc. (the “Fund”).  The Fund’s AMPS have a liquidation preference of $100,000 per share, plus any accumulated unpaid distributions, whether or not earned or declared by the Fund but excluding interest thereon (“Liquidation Value”) and have no set retirement date. The Fund retired 26 shares of AMPS through a privately negotiated transaction during 2009 at an average price of $84,923 per share.

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

7.	Employee Benefit Receivable from Universal

Under the terms of the share purchase agreement relating to the acquisition of Universal’s European operations, Universal is required to reimburse EDC relating to the liabilities net of accounts receivable and other receivables assumed by EDC at the acquisition date. Amounts not paid or received in future periods for these assumed liabilities and receivables, with the exception of the pension obligations, will be adjusted through the receivable.  The balance of $1.7 million at June 30, 2010 relates to the long-term service award plan.

8.	Inventories

Inventories, net at June 30, 2010, relate to EDC’s European Operation and consisted of:

June 30,
2010
Raw materials	$ 3,023
Finished goods	165
Work in process	405
Total	$ 3,593

At June 30, 2010 inventory reserves were approximately $0.8 million.

9.	Assets Held for Sale

Assets Held for Sale as of June 30, 2010, consists of EDC’s Kings Mountain, North Carolina facility (“Kings Mountain Facility’), which formerly housed EDC’s U.S. manufacturing operations.  EDC has listed the Kings Mountain Facility for sale since the second quarter of 2009 and is currently unable to predict when a successful transaction involving the sale of this facility will occur.  Annual carrying costs related to maintaining the Kings Mountain Facility in a condition to be sold are estimated to be approximately $0.6 million.  Due to EDC’s uncertainty in regards to the timing of a successful sale transaction, $1.5 million of carrying costs remain accrued as part of the liquidation accrual as of June 30, 2010.

10.	Long-Term Debt

June 30,
2010
Payable to Universal - undiscounted	1,983
Employee Loans	1,365
Subtotal	3,348
Less: Unamortized Discount	(290)
Total Debt	$ 3,058

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

Employee Loans

Employees of EDC’s European Operations participate in a government regulated employee savings plan whereby a portion of their earnings are held by us in savings accounts and are therefore treated as loans to us. These loans are for six-year terms and are signed annually in January. The loans, including all accumulated interest, are paid at the end of the term. Interest rates are determined prior to the loans being assigned and remain constant for the six-year period. In addition to interest, each participant receives a grant of approximately €0.1 million ($0.2 million), which is included in the employee loan balance. The value of the loans outstanding at June 30, 2010 totaled $1.4 million. Funds for these loans are held in escrow as restricted cash. See Note 5. These loans are 100% guaranteed by several different banks and are not convertible. Under certain hardship conditions the employee loan may be paid out early.  The employee savings plan is closed to new entrants.

11.	Income Taxes

During the six months ended June 30, 2010, the amount of gross unrecognized tax benefits was reduced by $2.7 million primarily due to the expiration of certain statutes of limitation.  Of the unrecognized tax benefits recorded as of June 30, 2010, it is anticipated that over the next 12 months various tax-related statutes of limitation will expire which will cause a $0.1 million reduction in the unrecognized tax benefits and thus net assets in liquidation will increase by a like amount.  These unrecognized tax benefits relate primarily to transfer pricing.

12.	Employee Benefit Plans

Post retirement benefit obligation consisted of the following components:

June 30,
2010
Pension obligation	27,046
Post-retirement health care benefit costs	254
Long-term service award plan	2,508
Early retirement program	2,253
32,061

(a) Pension Obligations

As a result of the May 31, 2005 acquisition of EDC, certain obligations of various defined benefit plans were assumed. Employees and managing directors of EDC’s European Operations participate in the pension plans. These benefits are based on pay, years of service and age.  As of June 30, 2010, EDC has accrued approximately $26.6 million related to this plan. EDCI has a pension plan which covers former employees of EDCI’s Messaging business.   The plans are not funded and therefore have no plan assets. These pension plans are closed to new entrants.

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

 (d) Post retirement health care benefit obligations

EDCI provides certain U.S. employees of its former Messaging business with certain health care benefits upon retirement assuming the employees met minimum age and service requirements as of the date of disposition of the Messaging business. EDCI’s policy is to fund benefits as they become due. Consequently, the plan has no assets. For non-funded plans, the expected employer contributions equal the benefit payments.  The plan is closed to new participants.  EDCI has accrued approximately $0.3 million related to this pension plan.

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

Arbitration Claim under the International Distribution Agreement.   On February 27, 2009, EDC, at its election, provided notice to Universal International Music (“UIM”) of its demand to arbitrate certain allegations by UIM, which EDC believes lack any merit,  that EDC had triggered certain “Key Failures” (or defaults) as defined in the International Distribution Agreement between EDC and UIM dated May 31, 2005 as amended (the “International Distribution Agreement”).  UIM is part of Universal, which is EDC’s largest customer.  EDC’s demand to arbitrate was in response to a notice from UIM dated February 19, 2009 alleging certain Key Failures related to EDC’s performance levels in July through December of 2008.  In connection with the February 19, 2009 notice, UIM withdrew a prior Failure Notice issued on December 11, 2008, which notice EDC had also objected to and which EDC and UIM had been attempting to resolve in an amicable manner.  The February 19, 2009 notice from UIM purported to be a substitution and restatement of many of the same underlying allegations set forth in the withdrawn December 11, 2008 notice, EDC determined that further attempts to resolve the matter amicably would not be successful. Accordingly, EDC determined to proceed to binding arbitration under the International Distribution Agreement and a hearing occurred in June 2010, although a final decision has not yet been rendered.

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

As described above, EDC continues to believe at this stage of the arbitration that no Key Failures have occurred and intends to continue to vigorously defend its position in arbitration. If EDC is unsuccessful in arbitration, the alleged Key Failures could result in substantial liquidated damages or the loss of volumes that, based on the high fixed cost nature of EDC’s distribution operations, would have a material adverse effect on results of operations and cash flows, however, an amount cannot be estimated at this time. EDC may also be successful in its claim that no Key Failures have occurred, but the arbitration panel could reject EDC’s interpretation of the underlying service levels as they are applicable to future performance, increasing the risk of future potential Key Failures. As described above, subsequent Key Failures – even if cured – could result in even greater damages and the ultimate right of UIM to terminate the International Distribution Agreement.

Anticipatory Breach of Manufacturing and Related Service Agreement Claim.  On July 23, 2009, UIM provided notice to EDC of its claim that EDC was in anticipatory breach of the Manufacturing and Related Services Agreement between EDC and UIM dated May 31st, 2005, as amended (the “Manufacturing Agreement”) by taking steps to close EDC’s Blackburn facility.  UIM claimed that the maintenance by EDC of a facility in the United Kingdom to service UIM’s UK manufacturing requirements is a “fundamental implied term of the Manufacturing Agreement.”  As a result, UIM claimed that EDC forfeited its right to continue to service 100% of UIM’s UK manufacturing requirements, and UIM is entitled to sub-contract the entirety of such volume to a UK - located third party of its choice.  UIM at that time did not elect to enforce that remedy but reserved the right to do so by written notice.  On July 28, 2009, EDC sent written notice to UIM forcefully refuting its claims and also asserting that UIM is attempting to imply a term into the Manufacturing Agreement that has been expressly dealt with in amendments to the agreement providing that EDC “will use its commercially reasonable endeavors to manufacture the majority of UIM’s Manufacturing Requirements for the UK at the Blackburn Facility.”  As previously disclosed in March 2009, management of EDC determined and EDC’s Board of Directors confirmed that it was no longer commercially reasonable to continue operating the Blackburn manufacturing facility.  EDC stated in its July 28, 2009 response that UIM’s claims in its July 23, 2009 letter constitute a gross violation of the covenant of good faith and fair dealing implied into the Manufacturing Agreement.  EDC further provided notice to UIM that if UIM did not withdraw its claims in the July 23, 2009 notice within seven days of EDC’s July 28, 2009 response, it would refer this matter to arbitration seeking a declaration that there is no breach by EDC of the Manufacturing Agreement as a result of the Blackburn – Hannover Consolidation and seeking damages for the losses incurred by EDC as a direct result of the July 23, 2009 letter and the continued breaches by UIM of the implied covenant of good faith and fair dealing.  UIM did not withdraw its claims, and EDC therefore submitted the matter to arbitration in August 2009.  The arbitration tribunal was finalized in April 2010 and the hearing is scheduled for February, 2011.

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

EDC believes UIM has breached its obligations to EDC with regard to certain of its UK requirements, and until resolved UIM will likely continue that breach by procuring up to 40% of its UK requirements from third parties, as it experienced in the quarter ended June 30, 2010. EDC will seek to recover those losses, other losses and punitive damages from UIM in arbitration. However, UIM's actions will also force EDC to evaluate and develop other cost-reduction measures in Hannover to mitigate those damages in the short run.

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

Other UIM Matters.  In April 2010, UIM indicated to EDC its intent to procure certain units currently serviced in accordance with the Distribution or Manufacturing Agreements, as applicable, from third parties before the end of 2010.  EDC believes UIM’s plans are to remove approximately 40% of the annual distribution volume EDC previously has provided to UIM.  However, based on correspondence from UIM citing their legal grounds for their plan, and after consultation with counsel, EDC believes that substantially all of such units are part of the contractually committed volumes under the appropriate agreements, and thus EDC plans to pursue legal remedies should UIM order such units from third parties, including seeking injunctive relief as well as by pursuing arbitration.  In addition, EDC engaged in discussions with UIM to determine if there is a commercial solution, but those discussions were unsuccessful.    As the removal of 40% of UIM’s distribution volume constitutes approximately 37% of EDC’s overall distribution volume, if UIM began to order such volumes from third parties, and based on the high fixed cost nature of EDC’s operations, UIM’s actions could have a material adverse effect on EDC’s profitability.  On August 4, 2010, EDC’s Hannover, Germany subsidiary (“EDC Hannover”) initiated interim injunction proceedings before the District Court in Utrecht, the Netherlands, requesting an order to prohibit UIM from procuring any of the aforementioned NDU business from a third party. The hearing is set for August 18, 2010 and EDC expects that a judgment for the interim proceedings will be rendered approximately two weeks after the hearing.  At this stage of the proceedings, the Company is not able to assess the likelihood of a favorable outcome on either the Netherlands injunction or any subsequent arbitration or legal proceedings.

Patent Litigation:  In March 2008, EDC was served as a defendant in an action by Koninklijke Philips Electronics N. V. and U.S. Philips Corporation, pending in the U. S. District Court for the Eastern District of Texas, Beaumont Division, filed on January 18, 2008.  This complaint was dismissed without prejudice on April 30, 2008 and a substantially similar action was filed in the U.S. District Court for the Southern District of New York (the “NY Complaint”) on April 30, 2008.  In the NY Complaint, plaintiffs allege breach of contract for failure to pay royalties and patent infringement and claim unspecified damages and, in addition to naming EDC and the Company, named James Caparro and Jordan Copland as defendants in their capacities as former CEOs of EDC.  In 2009, the Court denied plaintiffs’ motion for a summary judgment that EDC breached the contract.  Pending before the Court was a motion for summary judgment that there is no patent infringement.  The Court terminated the motion for summary judgment pending a decision on claim construction, a hearing for which was held in December 2009 and a decision for which was rendered in May 2010, and as a result of which EDC plans to submit a modified motion for judgment accounting for the court’s claim construction.  On January 22, 2010, the Court dismissed the action against the individual defendants, Messrs. Caparro and Copland.  In April of 2010, the defendants objected to a request by Philips to amend its complaint to add additional claims (including allegations of breach of contract, and new claims for fraud in the inducement, unjust enrichment, tortuous interference with business relations and civil conspiracy) a decision for which was rendered in May 2010 stating that Phillips could not amend its complaint to add new claims but could add specificity to its previously pled breach of contract allegations, which Phillips has now done. On July 12, 2010, Phillips also filed a complaint against EDC in the New York State court making newly alleged claims for breach of contract, fraud in the inducement and unjust enrichment, essentially the same claims the federal court did not permit Phillips to introduce by amendment.  EDC does not believe the complaint, including the claims Philips  added through the amendment motion or the New York State Court complaint, have merit, intends to vigorously defend these actions and believes it has indemnification rights under certain contractual arrangements covering a substantial portion of the alleged infringement, but at this early stage in the matter, EDC is not able to assess the likelihood of a favorable outcome. The federal case is still pending and discovery and motion practice are continuing, and EDC is evaluating its response to the New York State Court complaint.

14.  Restructuring

On June 15, 2010, the Board of Directors of EDC approved a restructuring plan (the “Restructuring Plan”) related to the manufacturing and logistics operations of its EDC Hannover subsidiary, subject to certain specified conditions.  During the second quarter of 2010, management representatives of EDC Hannover completed a comprehensive review of the cost reduction and sales growth potential of the EDC Hannover operations and commenced consultations with the workers council and chemical industry workers union regarding the Restructuring Plan.  As part of these consultations, management presented its plan to streamline the organizational structure and to initiate several special projects to increase efficiencies in manufacturing, logistics and in business support areas.  Negotiations with management representatives of EDC Hannover’s unionized workforce and the chemical industry workers union are ongoing and will likely continue over the upcoming months.  If the Restructuring Plan is implemented, we estimate that approximately $8.3 million in severance costs could be incurred.  Based on current facts and circumstances and the uncertainty in regards to the ultimate implementation of the Restructuring Plan, no accrual of costs related to the Restructuring Plan have been made.

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

EDCI’s ownership of 97.99% of the membership units of EDC is an asset of EDCI that is subject to the Plan of Dissolution.  The Plan of Dissolution does not directly involve the operating business, assets, liabilities or corporate existence of EDC and its subsidiaries, and EDC plans to continue to honor the terms of its long term customer agreement that expires in May 2015.  Beginning in January 2010, EDCI’s consolidated financials are required to reflect the value of EDC’s assets and liabilities under liquidation accounting and it should be noted that during EDCI’s three-year dissolution period, EDCI will continue to seek value for its investment in EDC by exploring strategic alternatives and seeking, as appropriate, cash distributions, subject applicable legal requirements.  While EDC is currently examining the possibility of making a distribution, including from EDC's European Operations to EDCI, such a distribution remains subject to the future operating performance of EDC’s European Operations and compliance with German law and tax considerations, and the distribution of any cash from EDC to EDCI is subject to additional security obligations and additional U.S. legal and tax considerations. As previously disclosed, the cooperation of Universal, EDC’s largest customer, is critical to any sale of EDC’s European Operations and based on negotiations with a potential acquirer during the fourth quarter of 2009 and first quarter of 2010, EDC does not believe Universal will cooperate on acceptable terms with any such transaction.  As a result, any transaction involving the sale of EDC’s European Operations is unlikely.  If EDCI continues to own any interest in EDC at the end of the three year dissolution period, EDCI anticipates transferring such interests to a liquidating trust, for the benefit of our stockholders.

On February 1, 2010, pursuant to the Company’s Plan of Dissolution, EDCI made an initial dissolution distribution of $3.12 per share of its common stock.  In aggregate, approximately $21.0 million of EDCI’s cash was returned to its shareholders.  On July 30, 2010, EDCI made an additional dissolution distribution of $1.56 per share of its common stock. In aggregate, approximately $10.5 million of EDCI’s cash was returned to its shareholders as part of this second dissolution distribution.

Results of Operations

Consolidated statements of operations and statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the 2009 period and as a result, no comparative discussion is presented.

Financial Condition and Liquidity

Overview

At June 30, 2010, we had cash and cash equivalents totaling $68.4 million, of which $29.4 million was cash held by the EDCI and $38.9 million was cash held at EDC. At June 30, 2010, the principal sources of liquidity were our unrestricted cash and cash equivalents.  On July 30, 2010, EDCI made a dissolution distribution of $1.56 per share of its common stock. In aggregate, approximately $10.5 million of EDCI’s cash was returned to its shareholders as part of this second dissolution distribution.  At June 30, 2010, EDCI had investments of $0.9 million in one auction-rate security.

EDCI plans to use its cash and cash equivalents in connection with the Plan of Dissolution.  EDC expects to use its cash and cash equivalents for working capital and other general corporate purposes.  On June 1, 2010, the restrictions encumbering approximately $18.9 million of previously restricted cash held by EDC expired and the cash was released to EDC.  We are currently evaluating all options, subject to compliance with German law and tax considerations and additional security obligations and U.S. legal and tax considerations, in regards to the future usage of the portion of the restricted cash that was released from escrow on June 1, 2010.  We believe that the liquidity position EDC is adequate to fund their operating needs in the near term and to provide EDC with flexibility to respond to further changes in its business environment. The challenges of the present business environment and disagreements with its primary customer may cause a material reduction in EDC’s liquidity as a result of an adverse change in its cash flow from operations or its access to credit or other capital.  In addition, EDCI does not guarantee any of the liabilities of EDC.

Capital Expenditures

Capital expenditures amounted to approximately $1.6 million in the six months ended June 30, 2010 and are anticipated to be approximately $1.3 million for the remaining six months of 2010.  All capital expenditures in 2010 relate to EDC’s European Operations and consist primarily of normal equipment and facility, replacement and upgrades and efficiency improvements.

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

The range of dissolution proceeds in the Company’s proxy statement (the “Proxy Statement”) filed November 16, 2009 did not include any estimates as to potential distributions from EDC due to the uncertainty of the value of EDCI’s investment in EDC at that time. However, certain developments have occurred subsequent to the filing of our Proxy Statement which has increased EDCI’s confidence in its ability to ultimately obtain value from its investment in EDC. The components and circumstances related to EDCI’s updated assessment of its ability to obtain value from its investment in EDC are as follows:

●
EDC has exceeded its original expectations in regards to managing the sale of its Entertainment Distribution Company (USA) LLC (“EDC USA”) subsidiary in December 2009 and the related wind down of EDC’s U.S. operations, which has positioned EDC to realize distributions related to the liquidation value of certain net assets which remain post-sale.  EDC currently expects that EDC USA could distribute up to approximately $7.3 million of liquidating proceeds up to EDC, of which the majority is related to EDC’s estimate of net proceeds which EDC expects to receive upon the sale of EDC USA’s Kings Mountain Facility and other remaining cash left at EDC USA after the settlement of certain contingencies which are currently reserved for.

●
EDC has effectively managed the shutdown of its Blackburn, UK manufacturing operation (“EDC Blackburn”) such that EDC expects to ultimately obtain up to $4.7 million in liquidating distributions from EDC Blackburn as part of the liquidation.  On June 3, 2010, EDC Blackburn made an initial liquidation distribution of $3.2 million to EDC and expects that the remaining estimated liquidating proceeds of approximately $1.5 million will be distributed to EDC upon the settlement of all remaining liabilities, the receipt of certain tax refunds and the completion of the liquidation process.  We expect those amounts would be distributed from EDC Blackburn to EDC within 12 months.

●
EDC notes that its EDC Hannover remains cash flow positive and that EDC Hannover management continues to negotiate a Restructuring Plan which could position EDC Hannover to be more competitive.  On June 22, 2010 EDC Hannover repaid a $3.7 million note to EDC and is exploring the potential of making future nominal dividends from EDC GmbH to EDC, subject to the future operating performance of EDC GmbH and compliance with German legal and tax considerations, as well as taking into consideration any reserves EDC may need to take should its current assumptions as to those eventualities be incorrect.

EDCI notes that in addition to the conditions set forth above there are several obstacles to overcome in order for EDC to receive those distributions from its subsidiaries, and in turn for EDC to distribute the proceeds to EDCI as detailed above. In particular, any distribution of cash from EDC to EDCI is subject to certain security obligations covering indemnity obligations resulting from the sale of EDC’s U.S. assets in December 2009, as a result of which any, proceeds obtained by EDCI from EDC must be held as cash collateral until at least January 1, 2012 (and later to the extent a claim is filed during that period) to satisfy those indemnification obligations.  However, on June 30, 2010, EDC’s indemnity obligations with regard to many of the representations and warranties related to that sale have ceased, and EDC will only be responsible for indemnifying the purchaser for a breach of fundamental representations (EDC’s proper organization and authority to sell the assets); taxes; employment benefits and labor matters; fraudulent conveyance; post-closing covenants and excluded liabilities; and environmental matters. In addition, similar to EDCI, EDC may need to establish its own contingency reserves for contingent liabilities before making such distributions to EDCI, or obtain indemnification from EDCI for any such contingencies.

On July 19, 2010, a special committee consisting of independent directors (the “Special Committee”) of EDCI’s Board of Directors  recommended, and EDCI’s Board of Directors approved, a plan to cease the registration of the Company’s common stock under the Securities Exchange Act of 1934 (the “Exchange Act”), end its obligation to file reports with the Securities and Exchange Commission (“SEC”), and withdraw its shares of common stock from listing on the NASDAQ Stock Market.  This would be accomplished through a 1-for-1,400 reverse stock split of EDCI’s common stock to be followed immediately by a 1,400-for-1 forward split.  In the stock split transaction, shareholders with fewer than 1,400 shares of EDCI common stock held of record immediately before the split transaction would receive cash payments in lieu of fractional shares upon consummation of the reverse split.  The Special Committee recommended and the Board approved that the value to be paid to those shareholders should be based on a then current $5.00 per share price, which would be equal to $3.44 per share after the $1.56 per share distribution paid on July 30, 2010.  Accordingly, the proceeds paid to the cashed-out shareholders at the time of the reverse split would be $3.44 per share.

The Special Committee has received a fairness opinion from its independent financial advisor, the investment banking firm of Coady Diemar Partners, LLC, that the cash consideration of $3.44 per share to be paid to shareholders who are cashed-out in the reverse split is fair from a financial point of view to such shareholders.  The proposed split transaction is subject to approval by the holders of a majority of the issued and outstanding shares of EDCI’s common stock.

The Board of Directors has reserved $4.0 million of additional dissolution proceeds to implement the reverse stock split and pay the consideration to those shareholders being cashed-out in the reverse split.  Currently, EDCI only anticipates cashing out approximately 600,000 shares, but is reserving $4.0 million in the event a greater number of shares are required to be cashed out based on the final record date for the reverse split. Shareholders holding 1,400 or more shares of EDCI common stock immediately before the split transaction will not receive a cash payment and will continue to hold the same number of shares after completion of the split transaction.  The Board of Directors has reserved the right to abandon the proposed stock splits at any time prior to the completion of the proposed transaction if it believes the split transaction is no longer in the best interests of the Company or its shareholders. If the split transaction is completed, EDCI expects that the number of its record shareholders will be reduced from its current level of approximately 1,300 down to fewer than 200, at which point EDCI will be eligible to deregister its shares of common stock under the Exchange Act.  As a result, EDCI would no longer be required to file periodic reports, proxy statements, and other information with the SEC, and EDCI’s common stock will cease to be eligible for trading on the NASDAQ.

EDCI is currently preparing proxy materials and anticipates filing a preliminary proxy statement with the SEC in mid-August 2010 and intends to hold a special meeting of EDCI’s shareholders during the fourth quarter of 2010.  Subject to regulatory clearance of the Company’s SEC filings relating to the split transaction and receipt of shareholder approval, it is anticipated that the proposed transaction will become effective shortly after the special meeting, at which time EDCI will terminate the registration of its common stock with the SEC.  Any of the $4.0 million not used in the reverse split, is intended either to be distributed pro-rata to shareholders at that time as part of a further dissolution payment or distributed pro-rata to shareholders after consummation of the reverse split.

On July 30, 2010, EDCI made a dissolution distribution of $1.56 per share of its common stock. In aggregate, approximately $10.5 million of EDCI’s cash was returned to its shareholders as part of this second dissolution distribution.

EDC Business Update

Having completed the sale and wind down of EDC’s U.S. operations and the Blackburn-Hannover consolidation, the sole EDC focus has shifted to maximizing the profitability at its remaining international operations in Hannover, Germany.  While the Blackburn-Hannover Consolidation will improve profitability at our remaining Hannover facility, we anticipate decline rates of CD and DVD volumes in Europe in the 10-15% range for 2010.  As in 2009, EDC will continue its cost-savings initiatives and plan to right size operating capacity in 2010 to deal with forecasted and actual volume declines. On June 15, 2010, the Board of Directors of EDC approved a restructuring plan (the “Restructuring Plan”) related to the manufacturing and logistics operations of its Hannover, Germany (“EDC Hannover”) subsidiary, subject to certain specified conditions.  During the second quarter of 2010, management representatives of EDC Hannover completed a comprehensive review of the cost reduction and sales growth potential of the EDC Hannover operations and commenced consultations with the workers council and chemical industry workers union regarding the Restructuring Plan.  As part of these consultations, management presented its plan to streamline the organizational structure and to initiate several special projects to increase efficiencies in manufacturing, logistics and in business support areas.  Negotiations with management representatives of EDC Hannover’s unionized workforce and the chemical industry workers union are ongoing and will likely continue over the upcoming months.  If the Restructuring Plan is implemented, we estimate that approximately $8.3 million in severance costs could be incurred.  Based on current facts and circumstances and the uncertainty in regards to the ultimate implementation of the Restructuring Plan, no accrual of costs related to the Restructuring Plan have been made.

In January 2010, Universal began to place a portion of its UK manufacturing requirements with another manufacturer.  EDC has placed Universal on notice that it will seek damages for this action via the ongoing arbitration process. See “Notes to Consolidated Financial Statements – Note 13. Commitments and Contingencies – Litigation”.

Critical Accounting Policies and Estimates

For financial reporting purposes, EDCI adopted the liquidation basis of accounting effective January 1, 2010. The Plan of Dissolution was approved by the Company’s shareholders on January 7, 2010. Operating results during the stub period ended January 7, 2010 was nominal. Under the liquidation basis of accounting, the principal financial statements required are a Statement of Net Assets in Liquidation and a Statement of Changes in Net Assets in Liquidation. Further, under the liquidation basis of accounting, assets are stated at their estimated net realizable value, which is the non-discounted amount of cash, or its equivalent, into which an asset is expected to be converted in the due course of business less direct costs, while liabilities are reported at their estimated settlement amount, which is the non-discounted amounts of cash, or its equivalent, expected to be paid to liquidate an obligation in the due course of business, including direct costs. Additionally, under the liquidation basis of accounting, we are required to establish a reserve for all future estimated general and administrative expenses and other costs expected to be incurred during the liquidation period. The reserve for these estimated expenses includes primarily accruals including employee costs (payroll and benefits), facilities, professional services and litigation costs, and corporate expenses (insurance, directors’ fees and statutory fees). Further, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. These estimates will be periodically reviewed and adjusted as appropriate. There can be no assurance that these estimated values will be realized. The valuation of assets at their net realizable value and liabilities at their anticipated settlement amount represent estimates, based on present facts and circumstances, of the net realizable value of the assets and the costs associated with carrying out the Plan of Dissolution. The actual values and costs associated with carrying out the Plan of Dissolution may differ from amounts reflected in the accompanying financial statements because of the plan’s inherent uncertainty.  These differences may be material. In particular, the net asset value attributed to the Company’s EDC subsidiary in the accompanying Statement of Net Assets in Liquidation is subject to numerous uncertainties and the ultimate value of EDC to its shareholders in liquidation may be substantially different from that as presented herein. Further, the estimates of our costs will vary with the length of time necessary to complete the Plan of Dissolution. Accordingly, it is not possible to predict with certainty the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate presented in the accompanying Statement of Net Assets in Liquidation.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15 of the Exchange Act. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Based on that evaluation, our management, including our Chief Executive Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2010.

During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                          EDCI HOLDINGS, INC.

Date: August 10, 2010

By /s/ Clarke H. Bailey Chief Executive Officer

By /s/ Kyle E. Blue
Treasurer (Principal Financial Officer)

EDCI HOLDINGS, INC.  AND SUBSIDIARIES
EXHIBIT INDEX

Exhibit
Number                                   Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a), Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.